Form 10-Q
period 2000-09-30
IXIA
filed 2000-11-14
CIK 1120295

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                        Commission File Number 000-31523


                                      IXIA
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                    95-4635982
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                    26601 W. AGOURA ROAD, CALABASAS CA 91302
          (Address of principal executive offices, including zip code)

                                 (818) 871-1800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes                No     X
                     --------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK                                      53,883,196
(Class of Common Stock)                      (Outstanding at November 3, 2000)

================================================================================

                                      IXIA

                                TABLE OF CONTENTS

                                                                     PAGE NUMBER

PART I. FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999                    3

             Condensed Consolidated Statements of Operations
             for the three and nine month periods ended
             September 30, 2000 and 1999                                 4

             Condensed Consolidated Statements of Cash Flows
             for the nine month periods ended September 30,
             2000 and 1999                                               5

             Notes to Condensed Consolidated Financial
             Statements                                                  6


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                         9

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
             RISK                                                       16


PART II. OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                          17
    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  17
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           19


SIGNATURES                                                              21

                                      IXIA
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      2000            1999
                                                                                  ------------    ------------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 12,819      $  8,733
  Accounts receivable, net of allowance for doubtful accounts of
      $197 and $89 as of September 30, 2000 and December 31,
      1999, respectively                                                                9,753         4,357
  Inventories                                                                           3,689           746
  Deferred income taxes                                                                 2,890           585
  Prepaid expenses and other current assets                                             1,443           291
                                                                                     --------      --------
    TOTAL CURRENT ASSETS                                                               30,594        14,712

Property and equipment, net                                                             2,795           952
Other assets, net                                                                         510           158
                                                                                     --------      --------
                                                                                     $ 33,899      $ 15,822
                                                                                     ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $  2,615      $  1,087
  Accrued expenses                                                                      3,770         1,382
  Deferred revenue                                                                        801           270
  Income taxes payable                                                                  2,541         4,473
                                                                                     --------      --------
    TOTAL CURRENT LIABILITIES                                                           9,727         7,212



Shareholders' equity:
Preferred stock, no par value;
    1,000 shares authorized and none outstanding                                         --            --
Common stock, no par value; 200,000 and 75,000 shares
    authorized at September 30, 2000 and December 31,
    1999, respectively, 47,412 and 45,626 shares issued
    and outstanding as of September 30, 2000 and
    December 31, 1999, respectively                                                                    999           783
Additional paid-in capital                                                             40,632         8,294
Deferred stock-based compensation                                                     (25,852)       (4,947)
Notes receivable from shareholders                                                       (257)         (328)
Retained earnings                                                                       8,650         4,808
                                                                                     --------      --------
TOTAL SHAREHOLDERS' EQUITY                                                             24,172         8,610
                                                                                     --------      --------
                                                                                     $ 33,899      $ 15,822
                                                                                     ========      ========

       The accompanying notes are an integral part of these consolidated financial statements.

                                      IXIA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   -------------------     -------------------
                                                     2000       1999        2000        1999
                                                   -------     -------     -------     -------
Net revenues                                       $21,263     $ 7,128     $49,531     $15,342
Cost of revenues (1)                                 4,012       1,532       9,638       2,944
                                                   -------     -------     -------     -------
  Gross profit                                      17,251       5,596      39,893      12,398

Operating expenses:
  Research and development                           1,998         664       4,742       1,846
  Sales and marketing                                3,668       1,345       8,040       2,876
  General and administrative                         1,354         429       3,087       1,017
  Stock-based compensation (2)                       4,410         457      10,660         864
                                                   -------     -------     -------     -------
    Total operating expenses                        11,430       2,895      26,529       6,603
                                                   -------     -------     -------     -------

  Income from operations                             5,821       2,701      13,364       5,795
Interest income, net                                   183          28         404          46
                                                   -------     -------     -------     -------

  Income before income taxes                         6,004       2,729      13,768       5,841
Income tax expense                                   4,449       1,257       9,926       2,619
                                                   -------     -------     -------     -------
  Net income                                       $ 1,555     $ 1,472     $ 3,842     $ 3,222
                                                   =======     =======     =======     =======

Earnings per share:
  Basic                                            $  0.03     $  0.03     $  0.08     $  0.07
  Diluted                                          $  0.03     $  0.03     $  0.07     $  0.07

Weighted average number of shares outstanding:
  Basic                                             46,454      43,786      45,622      43,314
  Diluted                                           55,333      49,399      54,015      47,818
-----------------------------
(1) Stock-based compensation included
        in cost of revenues                        $   298     $     9     $   684     $    19
                                                   =======     =======     =======     =======
(2) Stock-based compensation:
        Research and development                   $ 2,137     $   196     $ 4,734     $   290
        Sales and marketing                          1,431         111       3,202         235
        General and administrative                     842         150       2,724         339
                                                   -------     -------     -------     -------
                                                   $ 4,410     $   457     $10,660     $   864
                                                   =======     =======     =======     =======


       The accompanying notes are an integral part of these consolidated financial statements.

                                      IXIA
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ------------------------------
                                                                                    2000             1999
                                                                               -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  3,842      $  3,222
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                      754           281
     Stock-based compensation                                                       11,344           883
     Interest receivable from shareholders                                              71          --
     Deferred income tax provision                                                  (2,450)         --
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                     (5,396)       (1,733)
       Inventories                                                                  (2,943)         (800)
       Prepaid expenses and other current assets                                    (1,152)          (60)
       Other assets                                                                   (118)           (7)
       Accounts payable                                                              1,528           536
       Accrued expenses                                                              2,388           977
       Deferred revenue                                                                531           136
       Income taxes payable                                                         (1,932)        2,561
                                                                                  --------      --------
         Net cash provided by operating activities                                   6,467         5,996
                                                                                  --------      --------

CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (2,597)         (705)
                                                                                  --------      --------
         Cash used in investing activities                                          (2,597)         (705)
                                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                           --             149
   Exercise of stock options                                                           216             7
   Repayment of related-party note                                                    --            (500)
                                                                                  --------      --------
         Net cash provided by (used in) financing activities                           216          (344)
                                                                                  --------      --------

         Net increase in cash and cash equivalents                                   4,086         4,947
Cash and cash equivalents at beginning of period                                     8,733         1,124
                                                                                  --------      --------
Cash and cash equivalents at end of period                                        $ 12,819      $  6,071
                                                                                  ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Income taxes                                                                 $ 14,197      $     58
                                                                                  ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Issuance of shareholder notes receivable                                       $   --        $    319
                                                                                  ========      ========

       The accompanying notes are an integral part of these consolidated financial statements.

                                      IXIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


1.       BUSINESS

         Ixia (the "Company") was incorporated on May 27, 1997 as a California corporation. The Company designs and markets high-speed, multi-port network performance analysis systems that generate and analyze data traffic over optical and electrical networks.

On October 17, 2000, the Company sold 6,325,000 shares of common stock in an initial public offering, including 825,000 shares sold upon exercise of the underwriters' over-allotment option. Net proceeds to the Company totaled approximately $75.0 million, net of the underwriters' discount of $5.8 million and estimated offering expenses of $1.4 million.


2.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the current year.

         These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's final Prospectus dated October 17, 2000, as filed with the Securities and Exchange Commission on October 18, 2000 in connection with our Registration Statement on Form S-1 (Reg. No. 333-42678).


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption of SAB 101 is required in the fourth quarter of 2000. The Company's revenue recognition policies comply with SAB 101.

                                      IXIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes to grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.


4.       NET INCOME PER SHARE

         Basic and diluted net income per share applicable to common stock has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period, less shares subject to repurchase.

         The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share data):


                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
Basic presentation
Numerator:
  Net income                                          $  1,555      $  1,472      $  3,842      $  3,222
Denominator:
  Weighted average common shares                        47,209        44,066        46,517        43,503
  Adjustment for common shares subject
      to repurchase                                       (755)         (280)         (895)         (189)
                                                      --------      --------      --------      --------
Denominator for basic calculation                       46,454        43,786        45,622        43,314
                                                      ========      ========      ========      ========
Basic net income per share                            $   0.03      $   0.03      $   0.08      $   0.07
                                                      ========      ========      ========      ========

Diluted presentation
Denominator:
  Shares used above                                     46,454        43,786        45,622        43,314
  Weighted average effect of dilutive securities:
    Stock options and warrants                           8,124         5,333         7,497         4,315
    Common shares subject to repurchase                    755           280           895           189
                                                      --------      --------      --------      --------
Denominator for diluted calculation                     55,333        49,399        54,015        47,818
                                                      ========      ========      ========      ========
Diluted net income per share                          $   0.03      $   0.03      $   0.07      $   0.07
                                                      ========      ========      ========      ========

                                      IXIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       INVENTORIES

         Inventories consist of the following (in thousands):

                 SEPTEMBER 30,    DECEMBER 31,
                     2000            1999
                   --------        --------
Raw materials       $1,897         $  506
Work in process        454            179
Finished goods       1,338             61
                    ------         ------
                    $3,689         $  746
                    ======         ======


6.       RELATED PARTY TRANSACTIONS

         The Company recorded $644,000 and $218,000 of net revenues for the three months ended September 30, 2000 and 1999, respectively, and $1.3 million and $436,000 for the nine months ended September 30, 2000 and 1999, respectively, resulting from sales to companies in which a director/shareholder of the Company is a major shareholder. Related party accounts receivable as of September 30, 2000 and December 31, 1999 were $194,000 and $28,000, respectively.


7.       CONCENTRATIONS

International Revenues:

         Net revenues from international product shipments were $3.7 million and $927,000 for the three months ended September 30, 2000 and 1999, respectively, and $7.5 million and $2.0 million for the nine months ended September 30, 2000 and 1999, respectively.

Credit Risk:

         Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with reputable financial institutions, and at times, cash balances may be in excess of the FDIC insurance limits. The Company extends differing levels of credit to customers, does not require collateral deposits and maintains reserves for potential credit losses based upon the expected collectibility of accounts receivable. Credit losses to date have been within management's expectations and have not been significant.

         Only one customer comprises more than 10% of net revenues as follows (in thousands, except percentages):

                                      IXIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       CONCENTRATIONS (CONTINUED)

                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                       --------------------      --------------------
CUSTOMER A                               2000        1999         2000          1999
----------------------------------     -------      -------      -------      -------
Amount of net revenues                 $ 4,902      $ 2,956      $14,514      $ 5,479
As a percent of total net revenues          23%          41%          29%          36%



         As of both September 30, 2000 and December 31, 1999, the Company had receivable balances from Customer A approximating 16% of total accounts receivable.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended
September 30, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2000, or any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our final Prospectus dated October 17, 2000, as filed with the Securities and Exchange Commission on October 18, 2000 in connection with our Registration Statement on Form S-1 (Reg. No. 333-42678).


OVERVIEW

         We develop, market and sell high-speed, multi-port network performance analysis systems for advanced optical communications equipment and networks, as well as electrical communications equipment and networks. Our products address a broad range of network equipment and systems that are used throughout the Internet and local, metropolitan and wide area networks. Our products allow customers to generate network and Internet protocol traffic and analyze the performance, accuracy and reliability of equipment and systems that they either manufacture for sale to others or purchase for use in their own networks. Our customers include manufacturers of network equipment, Internet and network service providers, communications chip manufacturers and network users.

         Our product offerings include a variety of interface cards, chassis that can hold up to 16 interface cards each and related software products. Our interface cards can generate traffic over a variety of optical and electrical interfaces such as Packet Over SONET and Gigabit Ethernet. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

                                                  THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                                   SEPTEMBER 30,
                                         ----------------------------------------      ----------------------------------------
         PRODUCTS                               2000                  1999                    2000                   1999
      -------------                      -----------------      -----------------      -----------------      -----------------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)

Optical interface cards                  $13,023      61.3%     $ 4,255      59.7%     $30,157      60.9%     $ 7,626      49.7%
Electrical interface cards                 5,766      27.1        2,305      32.3       14,035      28.3        6,027      39.3
Chassis, software and other products       2,474      11.6          568       8.0        5,339      10.8        1,689      11.0
                                         -------     -----      -------     -----      -------     -----      -------     -----

Total                                    $21,263     100.0%     $ 7,128     100.0%     $49,531     100.0%     $15,342     100.0%
                                         =======     =====      =======     =====      =======     =====      =======     =====


         Sales to our five largest customers collectively accounted for approximately $9.4 million or 44.2% of our net revenues for the three months ended September 30, 2000 and $4.3 million or 60.4% of our net revenues for the three months ended September 30, 1999. Sales to our five largest customers collectively accounted for $23.4 million or 47.3% of our net revenues for the nine months ended September 30, 2000 and $8.3 million or 54.2% of our net revenues for the nine months ended September 30, 1999. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our systems to a wide variety of customers. Through September 30, 2000, we had shipped our systems to over 200 customers. To the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

         Net revenues. Our revenues consist primarily of product sales. The hardware and software components of our products are sold as an integrated system. The software component of our products does not require significant modification or customization, and our sales do not involve any significant future obligations or customer acceptance terms. Accordingly, product revenue from product sales is recognized upon shipment. We warrant the hardware and software components of our products for one year after sale. At the time of sale we defer that portion of our revenues that relates to our post-contract support and recognize it ratably over the 12-month service period. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contracts.

         Cost of Revenues. Our cost of revenues consists of materials, payments to third party manufacturers, salaries and related expenses for manufacturing personnel and the warranty cost of hardware to be replaced during the one-year warranty period. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. In addition, cost of revenues includes a non-cash component related to the amortization of deferred stock-based compensation allocated to manufacturing personnel.

         Gross Margins. Excluding the effects of stock-based compensation, the gross margins of our various interface cards have generally been consistent and have exceeded the gross margins of our chassis. In general, our gross margins are primarily affected by the following factors:

-        demand for our products;

-        new product introductions by us and by our competitors;

-        changes in our pricing policies and those of our competitors;

-        the mix of our products sold;

-        the mix of sales channels through which our products are sold; and

- the pricing we are able to obtain from our component suppliers and contract manufacturers.

         Operating Expenses. We generally recognize our operating expenses as we incur them in three general operational categories: research and development, sales and marketing and general and administrative. Our operating expenses also include a non-cash component related to the amortization of deferred stock-based compensation allocated to research and development, sales and marketing and general and administrative personnel.

         Research and development expenses consist primarily of salaries and related personnel and consulting costs related to the design, development, testing and enhancements of our systems. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a two-year period some costs of our systems used for internal purposes. We expect research and development expenses to increase as we seek to attain our strategic product development objectives and to meet changing customer requirements and technological advances.

         Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing and customer support functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase substantially as we hire additional sales and marketing personnel and independent sales representatives, initiate additional marketing programs and establish new sales offices in domestic and international locations. We also expect to significantly expand our technical support staff to strengthen our relationships with our customers.

         General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business.

         In connection with the grant of stock options, warrants and the sale of restricted stock, we recorded deferred stock-based compensation of $6.3 million in the three months ended September 30, 2000 and $2.5 million in the three months ended September 30, 1999, and $32.2 million in the nine months ended September 30, 2000 and $3.7 million in the nine months ended September 30,

1999. These amounts represent the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options and warrants at the date of grant or (2) the purchase price of the restricted stock. Deferred stock-based compensation is presented as a reduction of shareholders' equity, with amortization recorded over the vesting period, which is typically four years. We amortized $4.7 million of stock-based compensation in the three months ended September 30, 2000, $466,000 in the three months ended September 30, 1999, $11.3 million in the nine months ended September 30, 2000 and $883,000 in the nine months ended September 30, 1999. Based on the unvested options, warrants and stock subject to repurchase as of September 30, 2000, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows:
$4.6 million during the remaining three months of 2000, $12.0 million during 2001, $6.1 million during 2002 and $3.2 million during 2003 and thereafter. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options, warrants and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company's common stock could also affect future stock-based compensation expense related to instruments which receive variable accounting treatment.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,
                                  -----------------    -----------------
                                   2000       1999       2000      1999
                                  ------     ------     ------    ------
STATEMENT OF OPERATIONS DATA:
Net revenues                      100.0%     100.0%     100.0%     100.0%
Cost of revenues                   18.9       21.5       19.5       19.2
                                  -----      -----      -----      -----
    Gross profit                   81.1       78.5       80.5       80.8

Operating expenses:
  Research and development          9.4        9.3        9.6       12.0
  Sales and marketing              17.3       18.9       16.2       18.8
  General and administrative        6.4        6.0        6.2        6.6
  Stock-based compensation         20.7        6.4       21.5        5.6
                                  -----      -----      -----      -----
    Total operating expenses       53.8       40.6       53.5       43.0
                                  -----      -----      -----      -----
   Income from operations          27.3       37.9       27.0       37.8
Interest income, net                0.9        0.4        0.8        0.3
                                  -----      -----      -----      -----
   Income before income taxes      28.2       38.3       27.8       38.1
Income tax expense                 20.9       17.6       20.0       17.1
                                  -----      -----      -----      -----
   Net income                       7.3%      20.7%       7.8%      21.0%
                                  =====      =====      =====      =====


COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         Net Revenues. In the third quarter of 2000, net revenues increased 198% to $21.3 million from the $7.1 million recorded in the third quarter of 1999. For the first nine months of 2000, net revenues increased 223% to $49.5 million from the $15.3 million recorded in the first nine months of 1999. These increases were primarily related to increased unit sales across our product lines, the introduction of new product lines and sales to new customers.

         Sales to our five largest customers collectively accounted for approximately $9.4 million or 44% of our net revenues in the third quarter of 2000 and $4.3 million or 60% of our net revenues in the third quarter of 1999. Sales to our five largest customers collectively accounted for approximately $23.4 million or 47% of our net revenues in the first nine months of 2000 and $8.3 million or 54% of our net revenues in the first nine months of 1999.

         Gross Profit. In the third quarter of 2000, gross profit increased 208% to $17.3 million from the $5.6 million recorded in the third quarter of 1999. For the first nine months of 2000, gross profit increased 222% to $39.9 million from the $12.4 million recorded in the first nine months of 1999. These increases in gross profit are attributable to the higher level of net revenues recorded in the three and nine month periods of the current year in comparison to the prior year. As a percentage of net revenues, gross profit decreased from 80.8% for the nine months ended September 30, 1999 to 80.5% for the nine months ended September 30, 2000.

         Research and Development Expenses. In the third quarter of 2000, research and development expenses increased 201% to $2.0 million from the $664,000 recorded in the third quarter of 1999. For the first nine months of 2000, research and development expenses increased 157% to $4.7 million from the $1.8 million recorded in the first nine months of 1999. These increases were primarily a result of higher compensation expense and related benefits cost due to the addition of engineering personnel. Including stock-based compensation related to individuals engaged in research and development activities, research and development expenses increased from $860,000 in the three months ended September 30, 1999 to $4.1 million in the three months ended September 30, 2000 and from $2.1 million in the nine months ended September 30, 1999 to $9.5 million in the nine months ended September 30, 2000.

         Sales and Marketing Expenses. In the third quarter of 2000, sales and marketing expenses increased 173% to $3.7 million from the $1.3 million recorded in the third quarter of 1999. For the first nine months of 2000, sales and marketing expenses increased 180% to $8.0 million from the $2.9 million recorded in the first nine months of 1999. These increases were primarily due to increases in commissions and additional direct sales and marketing personnel. Including stock-based compensation related to individuals engaged in sales and marketing activities, sales and marketing expenses increased from $1.5 million in the three months ended September 30, 1999 to $5.1 million in the three months ended September 30, 2000 and from $3.1 million in the nine months ended September 30, 1999 to $11.2 million in the nine months ended September 30, 2000.

         General and Administrative Expenses. In the third quarter of 2000, general and administrative expenses increased 216% to $1.4 million from the $429,000 recorded in the third quarter of 1999. For the first nine months of 2000, general and administrative expenses increased 204% to $3.1 million from the $1.0 million recorded in the first nine months of 1999. The increases were related to higher compensation expense resulting from increased personnel, increased expenses for professional services, primarily legal, recruiting and accounting, and higher facility rental costs. Including stock-based compensation related to personnel engaged in general and administrative activities, general and administrative expenses increased from

$579,000 in the three months ended September 30, 1999 to $2.2 million in the three months ended September 30, 2000 and from $1.4 million in the nine months ended September 30, 1999 to $5.8 million in the nine months ended September 30, 2000.

         Stock-based Compensation. For the three months ended September 30, 1999, we recorded, as a reduction of shareholders' equity, deferred stock-based compensation of $2.5 million relating to stock, option and warrant awards compared to $6.3 million recorded for the three months ended September 30, 2000. For the nine months ended September 30, 1999, we recorded deferred stock-based compensation of $3.7 million relating to stock, option and warrant awards compared to $32.2 million recorded for the nine months ended September 30, 2000. These amounts are being amortized over the vesting periods of the stock, option and warrant awards. Stock-based compensation increased from $457,000 for the three months ended September 30, 1999 to $4.4 million for the three months ended September 30, 2000. Stock-based compensation increased from $864,000 for the nine months ended September 30, 1999 to $10.7 million for the nine months ended September 30, 2000.

         Interest Income, Net. Net interest income increased from $28,000 for the three months ended September 30, 1999 to $183,000 for the three months ended September 30, 2000. For the nine months ended September 30, 1999, net interest income increased from $46,000 to $404,000 for the nine months ended September 30, 2000. These increases were the result of an increase in cash and cash equivalents. We have incurred minimal interest expense.

         Income Tax Expense. Income tax expense increased from $1.3 million, or an effective rate of 46% for the three months ended September 30, 1999, to $4.4 million, or an effective tax rate of 74% for the three months ended September 30, 2000. For the nine months ended September 30, 1999, income tax expense increased from $2.6 million, or an effective rate of 45%, to $9.9 million, or an effective tax rate of 72% for the nine months ended September 30, 2000. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, offset by research and development credits. Excluding the impact of stock-based compensation, the effective rates would have been 40% for the three months ended September 30, 2000 and 39% for the three months ended September 30, 1999. Excluding the impact of stock-based compensation, the effective rates would have been 38% for the nine months ended September 30, 2000 and 39% for the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had cash and cash equivalents of $12.8 million. On October 18, 2000, we completed our initial public offering of stock and raised approximately $75.0 million, net of underwriters' fees and estimated offering costs. The net proceeds will be used for general corporate purposes.

         Net cash provided by operating activities was $6.5 million in the nine months ended September 30, 2000 and $6.0 million in the nine months ended September 30, 1999. Net cash generated from operations in the nine months ended September 30, 2000, was primarily provided by the growth in net income adjusted for non-cash expenses and offset by an increase in working capital requirements. Additionally, in the nine months ended September 30, 1999, $2.6 million of the $6.0 million provided by operations relates to the timing of payments for our 1999 estimated income tax liability. Due to the method in which estimated income tax payments are made, in the nine months ended September 30, 1999 we paid only $58,000 in estimated taxes. As of December 31, 1999, we had $4.5 million in accrued income taxes payable. During March 2000, we made an estimated income tax payment of $4.6 million relating to the 1999 liability.

         Cash used in investing activities was $2.6 million in the nine months ended September 30, 2000 and $705,000 in the nine months ended September 30, 1999. Cash used in investing activities consisted exclusively of capital expenditures related to the acquisition of property and equipment.

         Financing activities provided net cash of $216,000 in the nine months ended September 30, 2000. This cash consisted of proceeds from the exercise of stock options. Financing activities used net cash of $344,000 in the nine months ended September 30, 1999. The use of cash represented the repayment of a related party note, as partially offset by proceeds received from the exercise of stock options.

         We had no material commitments for capital expenditures as of September 30, 2000, but we expect such expenditures to total approximately $3.1 million for the year ended December 31, 2000, of which $2.6 million was spent in the nine months ended September 30, 2000. These expenditures will be incurred primarily for the acquisition of property and equipment.

         We believe that our existing balances of cash and cash equivalents, together with the net proceeds of our October 17, 2000 initial public offering and cash flow expected to be generated from our operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our capital requirements will depend on many factors, including the growth rate of our net revenues, our profitability, our capital expenditures, working capital requirements, the timing and extent of spending to support product development efforts and the expansion of our sales, marketing and technical support efforts.


YEAR 2000 COMPLIANCE

         We have not experienced, and do not expect to experience, any significant problems associated with year 2000 issues. We did not incur material expenditures to test, repair or replace equipment. In addition, to our knowledge, our suppliers and other third parties with whom we conduct business have not experienced material year 2000 problems to date.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements that are not historical facts in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by that section. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the timing of new product releases, our success in developing and producing new products, market acceptance of our products, competitive pressures including competition for limited source components and consistency of orders from significant customers. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the "Risk Factors" and other sections of our final Prospectus dated October 17, 2000, as filed with the Securities and Exchange Commission on October 18, 2000 in connection with our initial public offering.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         The Company's exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents as September 30, 2000. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. As of September 30, 2000, all investments mature within 90 days and are carried at cost, which approximates fair market value.

                                      IXIA


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           On June 21, 2000, one of our competitors, Netcom Systems, filed an action in the Los Angeles County Superior Court against Eran Karoly, our Vice President, Marketing and a former employee of Netcom Systems. In the action, Netcom Systems alleges principally that Mr. Karoly misappropriated trade secrets and wrongfully solicited employees of Netcom Systems. Netcom Systems is seeking, among other things, recovery of damages and an injunction preventing Mr. Karoly and any persons acting in concert with him from disclosing or using its alleged trade secrets, soliciting its employees and performing business development or marketing work for Ixia for a period of 24 months. We were not named as a defendant in the action but are mentioned in the pleadings as the current employer of Mr. Karoly and as the competitor for whose benefit the alleged wrongful conduct has occurred. On June 27, 2000 and September 8, 2000 the court denied Netcom Systems' applications for a temporary restraining order. On October 2, 2000 the court denied Netcom Systems' motion for a preliminary injunction to enjoin Mr. Karoly, among other things, from working for us pending the outcome of the lawsuit. Mr. Karoly denies Netcom Systems' allegations and, based on our preliminary investigation, we believe that he has substantial defenses. Subject to certain limitations, we have agreed to defend and indemnify Mr. Karoly in this action. We cannot assure you that the results of the claims, including the costs of litigation, will not harm our financial position, results of operations or competitive position.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         We completed our initial public offering on October 17, 2000 pursuant to a Registration Statement on Form S-1 (File No. 333-42678), which was declared effective by the Securities and Exchange Commission on October 17, 2000. In the offering, we sold 6,325,000 shares of our common stock, including 825,000 shares that were sold upon exercise of the underwriters' overallotment option, at a per share public offering price of $13.00. The managing underwriters for the offering were Merrill Lynch & Co., Donaldson, Lufkin & Jenrette and Dain Rauscher Wessels.

The aggregate net proceeds to Ixia from the offering, after deducting the underwriting discount of $5.8 million and the estimated offering expenses of $1.4 million, were approximately $75.0 million. The net proceeds will be used for general corporate purposes. Pending such uses, the net proceeds of the offering have been invested in short-term, interest-bearing, investment grade securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Since July 1, 2000 and prior to the completion of our initial public offering and pursuant to written consents of the holders of a majority of our outstanding shares of common stock, the following matters were approved, all of which were reflected in the Registration Statement on Form S-1 (Reg. No. 333-42678) relating to our initial public offering or in documents filed as exhibits thereto. For each approved matter, we have indicated the date of the written consent in which the matter was approved, the number of shares for which a consent approving the matter was received and the number of shares not voting on the matter.

         1. In a written consent dated as of July 31, 2000, the shareholders approved, with the holders of 42,953,062 shares consenting in writing and the holders of 4,121,105 shares not voting:

                  (i) an amendment to our Amended and Restated Articles of Incorporation, as amended, increasing the total number of authorized shares of our common stock from 75,000,000 to 200,000,000 shares; and

                  (ii) an amendment to our Bylaws establishing certain advance notice requirements for shareholders intending to nominate persons for election to our board of directors or to propose matters to be acted on by shareholders at shareholder meetings.

         2. In a written consent dated as of September 1, 2000, the shareholders approved, with the holders of 37,753,061 shares consenting in writing and the holders of 9,653,232 shares not voting:

                  (i)      our Officer Severance Plan;

                  (ii) our Employee Stock Purchase Plan pursuant to which 300,000 shares of our common stock, subject to annual automatic increases, were reserved for issuance;

                  (iii) our Director Stock Option Plan under which 200,000 shares of our common stock were reserved for issuance; and

                  (iv) the form of the Indemnity Agreement entered into between Ixia and its directors and executive officers.

         3. In a written consent dated as of September 11, 2000, the shareholders approved, with the holders of 45,234,045 shares consenting in writing and the holders of 2,172,248 shares not voting:

                  (i) an amendment to our 1997 Stock Option Plan, as amended, increasing the total number of shares of our common stock reserved for issuance thereunder from 15,000,000 to 17,000,000 shares; and

                  (ii) an amendment to our Bylaws increasing the authorized size of our board of directors to a range of from four to seven directors (with the fixed number of directors remaining at five).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          10.1  Amendment No.  4 to 1997 Stock Option Plan(1)
          10.2  Director Stock Option Plan(2)
          10.3  Employee Stock Purchase Plan(3)
          10.4  Officer Severance Plan(4)
          10.5 Form of Indemnity Agreement between Ixia and its directors and executive officers(5)
          10.6 Warrants dated August 2, 2000 to purchase 80,000 shares of the Registrant's Common Stock issued to Robert
                W. Bass(6)
          10.7 Registration Rights and Stock Transfer Restriction Agreement dated as of September 1, 2000 among Ixia, Technology Capital Group S.A. and Stephane Ratel(7)
          10.8 Agreement dated as of September 26, 2000 between Ixia and Eran Karoly(8)
          27.1  Financial Data Schedule



          (1) Incorporated by reference to Exhibit 10.1.1 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 27, 2000.

          (2) Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 5, 2000.

          (3) Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 5, 2000.

          (4) Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 5, 2000.

          (5) Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 5, 2000.

          (6) Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 5, 2000.

          (7) Incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 27, 2000.

          (8) Incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 27, 2000.

     (b)   REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed by the registrant during the three months ended September 30, 2000.

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      IXIA





Date:  November 14, 2000              By:  /s/  Errol Ginsberg
       ---------------------              --------------------------------------
                                           Errol Ginsberg
                                           President and Chief Executive Officer



Date:  November 14, 2000              By:  /s/   Thomas B. Miller
       ---------------------              --------------------------------------
                                           Thomas B. Miller
                                           Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number                     Exhibit

   10.1       Amendment No. 4 to 1997 Stock Option Plan(1)
   10.2       Director Stock Option Plan(2)
   10.3       Employee Stock Purchase Plan(3)
   10.4       Officer Severance Plan(4)
   10.5 Form of Indemnity Agreement between Ixia and its directors and executive officers(5)
   10.6 Warrants dated August 2, 2000 to purchase 80,000 shares of the Registrant's Common Stock issued to Robert W. Bass(6)
   10.7 Registration Rights and Stock Transfer Restriction Agreement dated as of September 1, 2000 among Ixia, Technology Capital Group S.A. and Stephane Ratel(7)
   10.8       Agreement dated as of September 26, 2000 between Ixia and
              Eran Karoly(8)
   27.1       Financial Data Schedule


----------------------------

(1) Incorporated by reference to Exhibit 10.1.1 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 27, 2000.

(2) Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 5, 2000.

(3) Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 5, 2000.

(4) Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 5, 2000.

(5) Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 5, 2000.

(6) Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 5, 2000.

(7) Incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 27, 2000.

(8) Incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-42678) filed with the Commission on September 27, 2000.