Form 10-K
period 2000-12-31
IXIA
filed 2001-03-30
CIK 1120295

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-31523

                                      IXIA
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                           95-4635982
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)



                   26601 WEST AGOURA ROAD, CALABASAS, CA 91302
          (Address of principal executive offices, including zip code)

                                 (818) 871-1800
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, without par value

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $233,983,652 based on the closing sales price of the Registrant's Common Stock on the Nasdaq National Market on March 9, 2001.

            As of March 9, 2001, the number of shares of the Registrant's Common Stock outstanding was 53,970,636.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the registrant's Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 17, 2001 are incorporated by reference into Part III of this Annual Report.

===============================================================================

                                      IXIA

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                      PAGE

                                                 PART I

Item 1.    Business                                                                                       3
Item 2.    Properties                                                                                    18
Item 3.    Legal Proceedings                                                                             19
Item 4.    Submission of Matters to a Vote of Security Holders                                           19

                                                PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters                         19
Item 6.    Selected Financial Data                                                                       21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations         22
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                    42
Item 8.    Financial Statements and Supplementary Data                                                   42
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          42

                                               PART III

Item 10.   Directors and Executive Officers of the Registrant                                            42
Item 11.   Executive Compensation                                                                        43
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                43
Item 13.   Certain Relationships and Related Transactions                                                43

                                                PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form  8-K                             43

SIGNATURES                                                                                               48


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

            We are a provider of systems that allow our customers to measure the performance of their data communications equipment and networks. Our systems generate and analyze data traffic, including Voice over IP traffic, which sends voice communication over data networks using a protocol known as the Internet Protocol, or IP. The networks our systems analyze include advanced optical networks, such as Packet Over SONET networks, which transmit packets of information over high-speed optical networks. Other networks include Gigabit Ethernet networks, which carry data traffic over optical fiber as well as over electrical cable and are typically used within a single building or a group of buildings. In the year ended December 31, 2000, optical interface cards accounted for 60.7% of our net revenues. Our systems are highly modular, scalable and easy to use.

            Since our inception in May 1997, we have sold our systems to over 240 customers. Based on revenues for the year ended December 31, 2000, our largest customers by category include:

            o Leading network equipment manufacturers such as Cisco Systems, Extreme Networks and Nortel Networks;

            o Internet and network service providers such as Cable & Wireless and WorldCom;

            o Communications chip manufacturers such as Broadcom and Intel; and

            o Network users such as Lockheed Martin and Bank of America.

            We intend to expand our business by focusing on high-growth markets such as advanced optical networks which route data traffic throughout the Internet, as well as networks that provide high-speed access to the Internet, known as broadband access networks. We intend to maintain our focus on technology leadership, expanding and further penetrating our customer base and expanding our international presence.


INDUSTRY BACKGROUND

            The popularity of the Internet and the number of Internet-based applications and services have fueled dramatic growth in the volume of data traffic. According to Ryan Hankin Kent, Inc., a leading communications market research firm, Internet traffic is expected to increase from 350,000 terabytes, or trillions of bytes, per month at the end of 1999 to over 15,000,000 terabytes per month during 2003, representing a compound annual average growth rate of over 150%. To accommodate the growth in traffic, investments in network equipment such as multi-port switches and routers that carry and route data traffic throughout networks have accelerated. Likewise, increasingly complex networks have emerged, including local, metropolitan and wide area networks. A local area network is a data communications network composed of interconnected computers within a single building or group of buildings. Metropolitan area networks are local area networks that are joined together in close proximity, such as within a city. Wide area networks typically interconnect metropolitan area networks or remote computers across long distances.

            As a result of the development of these complex networks, performance analysis has become more difficult, requiring increasingly sophisticated network performance analysis systems. We believe that the market for network performance analysis systems will be driven by several specific market trends, including the further deployment of Packet Over SONET and Gigabit Ethernet networks and the associated increased requirements for switching and routing equipment. For example, International Data Corporation, a data communications market research firm, estimates that high-speed router shipments will increase from 3.8 million units in 1999 to 16.1 million units in 2003, representing a compound annual average growth rate of 44%.


THE INCREASING NEED FOR NETWORK ANALYSIS AND MEASUREMENT

            The performance of the Internet and other networks such as local, metropolitan and wide area networks and the analysis and measurement of their performance are important to the following groups:

            o Network Users. Network users such as large corporations increasingly use specialized systems in order to verify that they are receiving the level of service that they have contracted to receive from Internet and network service providers. They also increasingly use these systems to measure the performance of equipment before deployment in the network.

            o Internet and Network Service Providers. Internet and network service providers seek to provide network users with the high quality network services they demand. Failure to provide satisfactory service can be costly and may result in the loss of customers. To ensure these desired service levels are met, Internet and network service providers must verify the performance of network equipment and systems prior to deployment and during operation. In addition, as more complex network and transmission protocols are developed and implemented, the need to measure system performance will continue to increase.

            o Equipment Manufacturers. To meet the higher standards specified by network operators and end users, equipment manufacturers who provide infrastructure equipment and systems must ensure the quality of their products during development and manufacturing and prior to shipping. Failure to ensure the consistent performance of their products may result in the loss of customers, increased research and development costs, customer service charges and losses resulting from the return of products.

            o Communications Chip Manufacturers. Communications chip manufacturers require equipment to evaluate and analyze the performance of their chips during the design and development phase.


            The following characteristics are used to evaluate the performance of network infrastructure equipment and systems:

            o Throughput is the maximum rate at which a network device or network can transmit distinct units of data, called packets, without loss of packets;

            o Latency is the time that it takes a packet to travel through a network device or network;

            o Loss is the percentage of packets lost during transmission through a network device or network;

            o Jitter is the variation in the time intervals between packets transmitted through a network device or network;

            o Integrity checking confirms that the user information transmitted through a network device or network has not been corrupted; and

            o Sequence checking verifies that packets are received in the same order in which they were sent through a network device or network.


CHARACTERISTICS DEMANDED OF NETWORK PERFORMANCE ANALYSIS AND MEASUREMENT
EQUIPMENT

            Performance requirements of network equipment and systems are becoming increasingly demanding. As a result, precise performance verification is becoming more important throughout the design, development, production, deployment and operation of network equipment and systems. Because this performance verification must take place across multiple layers of the network infrastructure and across all optical and electrical technologies, network performance verification systems are required to be highly flexible and modular. In order to address multi-port switches and routers, performance verification systems must also be highly scalable and capable of generating and analyzing large amounts of data at high speeds over increasingly complex configurations. The rapid evolution of complex network technologies and protocols, including the emergence of new, highly complex protocols such as Packet Over SONET and Gigabit Ethernet, has also resulted in the need for performance verification systems that are easy to use with minimal training and set-up.

THE IXIA SOLUTION

            We are a provider of multi-port traffic generation and performance analysis systems for the high-speed data communications market, including the Internet infrastructure and local, metropolitan and wide area networks. Our systems address the need for accurate and reliable performance verification of optical and electrical networks. The optical and electrical interfaces these networks use include Packet Over SONET OC-192c, OC-48c, OC-12c and OC-3c, Gigabit Ethernet and 10/100 megabits per second Ethernet. Our systems meet the requirements of a wide variety of customers, including network equipment manufacturers, Internet and network service providers, communications chip manufacturers and network users.

            Our systems provide the following key benefits to our customers:

            High Performance. Our systems generate and receive data traffic at wire speed, which is the maximum rate that data traffic can be transmitted over the network. Our systems provide accurate analysis across multiple layers of the overall network and of individual network components in real-time, that is, as the transmission is actually occurring. Our systems can be configured to generate either packets of data or pseudo random bit streams. When configured to generate packets of data, our systems analyze each discrete packet of information on a packet-by-packet basis, allowing our customers to precisely measure the performance of their networks and individual network components. This precision allows customers to accurately measure critical quality of service parameters such as throughput, latency, loss and jitter and check data integrity and packet sequence throughout the network, as well as to locate various network problems. When configured to generate pseudo random bit streams, our systems analyze each individual bit to measure the bit error rate of test sequences, allowing our customers to precisely measure critical physical transport characteristics of their networks. Our systems also allow users to precisely repeat complex test scenarios in order to evaluate the impact of changes made to network equipment and systems.

            Highly Scalable. Each of our interface cards provides one or more ports through which our systems generate and receive data traffic. Our customers can easily increase port density, which is the number of ports in an individual chassis, by inserting additional interface cards. By connecting multiple chassis and synchronizing up to thousands of ports to operate simultaneously, our customers can simulate large-scale networks. We believe that our systems offer our customers the highest port density and therefore the most scalable systems available. In addition, our client server architecture allows multiple users in the same or different geographic locations to simultaneously access and operate different interface cards contained in the same chassis without affecting one another.

            Highly Modular. Our hardware products consist of stackable and portable chassis which can be configured with any mix of up to 16 of our optical and electrical interface cards. This modular design allows our customers to quickly and easily create complex and custom test configurations. Our systems also allow for the convenient integration of additional network technologies into existing systems through the addition of specific interface cards.

            Flexibility. Our customers can easily reconfigure our systems to address changing technologies, protocols and applications without changing system hardware or replacing interface cards. For example, a customer can reconfigure our systems through software changes downloaded from our Web site. A customer might download these changes to test new network protocols or types of equipment.

            Ease of Use. We have designed our systems so that users can install and operate them with minimal training and set-up. Our systems are easy to use and offer our customers a wide range of readily accessible pre-designed test configurations. These tests include industry standard and application-specific tests. Users can easily configure and operate our systems to generate and analyze data traffic over any combination of interface cards or ports through our graphical user interface that features a familiar Microsoft Windows point-and-click environment. Our systems also support the commonly used tool command programming language, or Tcl, software which allows users to create custom and automated testing applications tailored to meet their specific requirements.


STRATEGY

            Our objective is to be the industry leader in multi-port traffic generation and performance analysis systems for the high-speed data communications market, including the Internet infrastructure and local, metropolitan and wide area networks. Key elements of our strategy to achieve this objective include the following:

            Continue to Expand into High-Growth Markets. We plan to further expand into high-growth markets such as advanced optical networks that route data traffic throughout the Internet and emerging networks that allow high-speed access to the Internet, known as broadband access networks. We believe that we can leverage our core competencies in high-speed transmission protocols into leadership positions as these technologies are extended across multiple markets and applications.

            Maintain Focus on Technology Leadership. We intend to continue to focus on research and development in order to maintain our technology leadership position and to offer performance analysis systems that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as the Internet Engineering Task Force and to continue our active involvement in industry forums such as the Gigabit Ethernet Alliance. We also plan to continue to work closely with customers who are developing emerging network technologies, including Cisco Systems, Extreme Networks, Juniper Networks and Nortel Networks, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers' needs as they evolve.

            Expand and Further Penetrate Customer Base. We plan to strengthen and further penetrate our existing customer relationships, particularly those with network equipment manufacturers and Internet and network service providers, and to pursue sales to new customers.

For example, AT&T and UUNET Technologies currently use our systems to verify the performance and reliability of network equipment before deployment. We believe we have the potential to increase sales to Internet and network service providers as they increasingly require performance measurement and analysis systems that allow them to monitor the in-service performance of their networks. We plan to strengthen our customer relationships and to expand our customer base by:

            o developing and offering new and innovative systems that meet our existing and potential customers' needs;

            o           expanding our sales and marketing efforts; and


            o           building our reputation and brand name recognition.

            We also plan to continue our focus on customer support by maintaining and expanding the capabilities of our highly qualified and specialized internal customer engineering group. This group of technically trained professionals provides our customers with extensive support and assistance, including assistance with customized requirements and on-site training and support.

            Expand International Market Presence. We plan to pursue sales in key international markets, including Europe and the Asia Pacific region. In order to pursue sales in these markets, we intend to continue to develop and expand our relationships with key customers and distributors. In March 2000, we established a European sales support subsidiary based in the United Kingdom.


PRODUCTS

            Our product line is made up of network traffic generation and performance analysis systems that simulate large-scale networks. Our systems consist of interchangeable optical and electrical interface cards, multi-slot chassis, which are metal cases that incorporate a computer, a power supply and a backplane, which is a hardware component used to connect the interface cards to the computer. The interface cards generate, receive and analyze data traffic. The software for these systems includes management software and application-specific test suites.

            The operator can utilize our analysis systems in either test labs or within networks. Our systems are operated through standard computer peripheral devices. These devices include a monitor, keyboard and mouse. The operator of our systems sets up test parameters for the performance analysis by inputting data using the keyboard and mouse. The operator observes the results of the performance analysis using the monitor.

            The operator configures our systems based on the specific interfaces of the network equipment being tested. For example, if the operator wanted to analyze the performance of a router with Ethernet interfaces, the operator would insert Ethernet interface cards into our system.

CHASSIS

            Our primary chassis, the IXIA 1600 and the IXIA 400, are highly scalable and can be configured with any combination of optical and electrical interface cards. Any mix of up to 256 IXIA 1600s and IXIA 400s can be linked together and time-synchronized to support a diverse range of complex test configurations. The IXIA 1600 is a 19-inch rack-mountable 16-slot chassis, and the IXIA 400 is a compact portable four-slot chassis.

            We also offer the IXIA 100 Quality of Service Performance Tester which features an integrated global positioning system, or GPS, receiver that provides a precise time stamp for each packet that it generates. Internet service providers are able to deploy IXIA 100 units in multiple geographic locations in their networks and synchronize all of these units by utilitzing the GPS-provided time stamp. By doing so, they are able to accurately validate network performance and measure the quality of service parameters specified in service level agreements with their customers.

INTERFACE CARDS

            Each one of our optical and electrical interface cards contains from one to four independent traffic generation and analysis ports. These ports operate at wire speed, the maximum rate that data traffic can be transmitted over the network. Each port on each interface card has a unique transmit stream engine that is used to generate either packets of information or pseudo random bit streams, and a real-time receive analysis engine capable of analyzing the packets or bit streams as they are being received. The transmit stream engine generates millions of Internet protocol data packets or continuous test sequences at wire speed that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. When bit streams have been generated, the analysis engine measures the bit error rate of test sequences. These measurements can be performed on different types of data traffic such as Web traffic and Voice over IP. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic.

            The following tables describe our optical and electrical interface cards. In the "Optical Interface Cards" table, the "Fiber Type" column distinguishes between optical interface cards capable of transmitting data traffic over distances typically longer than one kilometer, known as single-mode cards, and optical interface cards used for transmitting data traffic over distances typically shorter than one kilometer, known as multi-mode cards. In both the "Optical Interface Cards" table and the "Electrical Interface Cards" table, the "Transmission Speed" column identifies the speed at which data is sent out of and received by each port on the interface cards, and the "Number of Ports per Interface Card" column identifies how many ports are contained on a single card.

OPTICAL INTERFACE CARDS

                                                                                       NUMBER OF PORTS PER
OUR PRODUCT NAMES                     FIBER TYPE            TRANSMISSION SPEED            INTERFACE CARD
---------------------------------     -----------           ------------------         --------------------
PACKET OVER SONET/SDH
OC-12c/3c                             Multi-mode            622/155 Mbps                        2
OC-12cSM/3cSM                         Single-mode           622/155 Mbps                        2
OC-48c                                Single-mode           2.488 Gbps                          1
OC-192c                               Single-mode           9.953 Gbps                        1 or 2
BIT ERROR RATE TESTING
OC-48c                                Single-mode           2.488 Gbps                          1
OC-192c                               Single-mode           9.953 Gbps                        1 or 2
GIGABIT ETHERNET
1000LX3                               Single-mode           1.25 Gbps                           2
1000LX                                Single-mode           1.25 Gbps                           2
1000SX3                               Multi-mode            1.25 Gbps                           2
1000SX                                Multi-mode            1.25 Gbps                           2
1000GBIC (with modular fiber-type     Multi-mode            1.25 Gbps                           2
transceivers)                         Single-mode
ETHERNET AND FAST ETHERNET
100FX                                 Multi-mode            100 Mbps                            4


ELECTRICAL INTERFACE CARDS

                                                                                       NUMBER OF PORTS PER
OUR PRODUCT NAMES                                           TRANSMISSION SPEED            INTERFACE CARD
---------------------------------     -----------           ------------------         --------------------
GIGABIT ETHERNET
1000T5                                                      10/100/1000 Mbps                     2
ETHERNET AND FAST ETHERNET
100TX3                                                      10/100 Mbps                          4
100TX                                                       10/100 Mbps                          4
ETHERNET AND UNIVERSAL SERIAL BUS
USB1                                                        10/12 Mbps                           4

SYSTEM MANAGEMENT SOFTWARE

            Our systems are managed through graphical user interfaces which consist of two proprietary applications and the commonly used tool command language, or Tcl, programming environment. Our graphical user interfaces allow users to configure our hardware chassis and interface cards in order to generate and analyze traffic. In addition, our graphical user interfaces allow our users to execute a variety of industry standard and application-specific tests written by us. Tcl allows users to create custom and automated test applications tailored to meet their specific requirements.

APPLICATION SPECIFIC TEST SUITES

            We have a large suite of software applications that measure equipment and network performance, including throughput, latency, loss, jitter, integrity checking and sequence checking. These measurements allow network equipment manufacturers and Internet and network service providers to evaluate the performance of the equipment before and after the equipment is deployed in a network. These performance measurements also allow network users and Internet and network service providers to validate network performance and to verify that the requirements of service level agreements, or SLAs, are being met. Our application-specific test suites include the following:

            Internet Backbone Router Tester. Our Internet Backbone Router Tester offers a complete system for validation of advanced routers that route data traffic throughout the Internet and are being deployed by Internet service providers. It provides the ability to generate and receive data traffic at wire speed. The Internet Backbone Router Tester provides an integrated mix of Packet Over SONET and Gigabit Ethernet interfaces. Utilizing routing protocol emulation software based on BGP-4 and OSPF, both standard industry routing protocols, our tester can simulate the data traffic of millions of users to automatically configure the routing table within a single router or within a network of routers. Our system thereby provides performance and reliability testing of the router or network of routers in realistic conditions.

            Cable Modem Automated Test Suite. Our Cable Modem Automated Test Suite addresses many of the verification requirements of cable modem and cable modem termination system vendors to obtain Data Over Cable Service Interface Specifications, or DOCSIS, certification for their equipment from CableLabs, a cable industry organization, and from EuroDOCSIS, the European cable standards organization.

            Benchmarking Methodology for Network Interconnect Devices (RFC-2544) Test Suite. Our RFC-2544 Test Suite offers the complete benchmarking validation tests defined by the Internet Engineering Task Force's Request for Comments 2544. These tests include throughput, latency and loss tests. These tests can be readily applied to any device or network utilizing any mix of Packet Over SONET, Gigabit Ethernet or 10/100 megabits per second Ethernet interfaces. These tests provide the basic industry accepted benchmarking metrics to qualify a router or switch before network deployment.

            LAN Switching Devices (RFC-2285) Test Suite. Our RFC-2285 Test Suite complements our RFC-2544 Test Suite by offering a number of additional tests to qualify the behavior of switching devices for local area networks. These tests can be readily applied to any device or network utilizing any mix of Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces.

            Quality of Service (QoS) Test Suite. Our Quality of Service, or QoS, Test Suite offers a comprehensive set of tools designed to verify how effectively a router distinguishes between different types of data traffic and then routes the traffic through the network based on those distinctions. The QoS routing technique assigns a higher priority to some traffic types and a lower priority to other traffic types, which enables a user to determine the quality of service of a given traffic type. This test suite supports many combinations of Packet Over SONET, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces.

            IP Multicast Test Suite. IP Multicast is a protocol that allows a single computer to distribute data traffic to multiple recipients. For example, a single Web server could transmit an audio or video broadcast to millions of users simultaneously. Our IP Multicast Test Suite provides a comprehensive set of tests designed to evaluate the behavior of Internet protocol multicast routers, switches and networks. This test suite supports Packet Over SONET, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces.

Server Load Balancer Test Suite. The Server Load Balancer Test Suite offers tests which establish thousands of transmission control protocol, or TCP, sessions to measure the performance of Web server load balancers which distribute traffic among multiple Web servers. This test suite supports 10/100 megabits per second Ethernet interfaces.

PRODUCTS IN DEVELOPMENT

            We are currently developing a number of new products which we plan to introduce to the market within the next several months. These new products include a family of 10 Gigabit per Second Ethernet interface cards which will operate at a transmission speed of 10.3 gigabits per second.

            We may delay or cancel our introduction of these, or any other, new products to the market as a result of a number of factors, some of which are beyond our control. For more information regarding these factors, see "Business -- Research and Development" on page 17 and "Risk Factors -- If we are unable to successfully introduce new products to keep pace with rapid technological changes that characterize our market, our results of operations will be significantly harmed" on page 29.

TECHNOLOGY

            The design of all of our systems requires a combination of sophisticated technical competencies, including design of field programmable gate arrays, or FPGA's, which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required. The design of all of our systems also requires high-speed digital hardware design, software engineering and optical and mechanical engineering. We have built an organization of professional staff with skills in all of these areas. The integration of these technical competencies enables us to design and manufacture performance analysis systems with optical and electrical interfaces and easy-to-use user interface software meeting the needs of our customers.

            Complex Logic Design. Our systems use field programmable gate arrays that are programmed by the host personal computer and therefore can be reconfigured for different applications. Our newest products have clock frequencies, which are the timing signals that synchronize all components within our system, of up to 200 megahertz, and logic densities, which are the number of individual switching components, or gates, of up to one million gates per chip. Our customers can download new features and enhancements from our Web site using a Web browser that runs on our system, thereby allowing rapid updates of the system. Almost all of our logic is designed in VHDL hardware description language, which is a unique programming language tailored to the development of logic chips. This language enables the easy migration of the hardware design to application specific integrated circuits as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design, which comprises a critical portion of our intellectual property. This reusable technology allows us to reduce the time-to-market for our new and enhanced products.

            Software Technology. We devote substantial engineering resources to the development of software technology for use in our product lines. We have developed software to control our systems, analyze data collected by our systems, and monitor, maintain and self-test our hardware and field programmable gate array subsystems. A majority of our software technology and expertise is focused on the use of object-oriented development techniques to design software subsystems that can be reused across multiple product lines. These objects are client and server independent allowing for distributed network applications. This software architecture allows all of the software tools developed for our existing products to be utilized in all of our new products with very little modification. Another important component of our software technology is our graphical user interface design. Customer experience with our test products has enabled us to design a simple yet effective method to display complex configurations in clear and concise graphical user interfaces for intuitive use by engineers.


CUSTOMERS

            During the period from our inception in May 1997 through December 31, 2000, we shipped our systems to over 240 customers. No customer other than Cisco Systems accounted for more than 10% of our net revenues in 2000 or 1999. Our five largest customers collectively accounted for 48.3% of our net revenues in 2000 and 51.0% of our net revenues in 1999. To date, we have sold our systems primarily to network equipment manufacturers.

            Our customers may reduce or discontinue their purchases at any time.

            Customers who purchased more than $250,000 of our products during the 12-month period ended December 31, 2000 include:

3COM                                  Entridia                       Network Peripherals
ADC                                   Extreme Networks               Nokia
Alcatel                               Genuity                        Nortel Networks
Alidian Networks                      Hewlett Packard                ONI Systems
Allied Telesyn International          IBM                            Pacific Broadband Communications
Appian Communications                 Intel                          Qwest
Arris Interactive                     IronBridge Networks            Redback Networks
AT&T                                  Juniper Networks               River Delta Networks
Broadcom                              Lucent Technologies            Sycamore Networks
Cable & Wireless                      Luminous Networks              Telseon
Cabletron Systems                     LuxN                           Terabeam
Caspian Networks                      LVL7 Systems                   TyCom
Cisco Systems                         Motorola                       UUNET
Dynarc                                Nbase-Xyplex                   Verizon Communications
Electro Rent                          Native Networks                WorldCom
Ellacoya Networks


COMPETITION

            The market for network performance measurement and analysis systems for use in the high-speed data communications industry is highly competitive, and we expect this competition to increase in the future. We currently compete with test equipment manufacturers such as Agilent Technologies and Spirent Communications. We also compete with start-up companies, such as Antara and gnubi, which are focused on network performance measurement. In addition, we compete with network equipment manufacturers that have developed or may develop in-house performance analysis products for their own use or for sale to others.

            We believe that the principal competitive factors in our market include:

            o           timeliness of new product introductions;

            o           product quality, reliability and performance;

            o           ease of installation, integration and use;

            o           breadth of product offerings and features;

            o           price and overall cost of product ownership;

            o           customer service and technical support; and

            o           company reputation and size.

            We believe that we compete favorably in the key competitive factors that impact our markets, including technical expertise, new product introductions and product features, services and support. We intend to remain competitive through ongoing research and development efforts to enhance existing systems and to develop new systems. We will also seek to expand our market presence through marketing and sales efforts. However, our market is still evolving and we may not be able to compete successfully against current or future competitors.

            We expect competition to increase significantly from existing providers of network performance measurement and analysis products and from companies that may enter our existing or future markets. These companies may develop similar or substitute solutions that may be more cost-effective or provide better performance or functionality than our systems. Also, as we broaden our product offerings, we may move into new markets in which we will have to compete against companies already established in those markets. Some of our existing and potential competitors have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well established relationships with our current and potential customers and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors will emerge and rapidly acquire market share. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.

            To be successful, we must continue to respond promptly and effectively to the challenges of changing customer requirements, technological advances and competitors' innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for network performance measurement and analysis systems.


SALES, MARKETING AND TECHNICAL SUPPORT

            Sales. Our direct sales force and manufacturers' representatives market and sell our systems primarily in the United States. Our distributors market and sell our systems primarily outside of the United States. Our net revenues from international product shipments were $12.1 million in 2000, $3.2 million in 1999 and $565,000 in 1998. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers' representatives and distributors.

            Marketing. We have a number of marketing programs to support the sale and distribution of our systems and to inform existing and potential customers and our manufacturers' representatives and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business in the following ways:

            o participating in industry trade shows and technical conferences;

            o           advertising in trade journals; and

            o           communicating through our corporate Web site.

            Technical Support. We maintain a technically knowledgeable and responsive customer service and support staff that is critical to our development of long-term customer relationships. This highly qualified and specialized internal customer engineering group:

            o offers our customers customized solutions for their performance validation needs;

            o develops custom applications at our company headquarters;

            o           can be deployed to customer sites on short notice; and

            o provides our customers with the training necessary to optimally utilize our systems.


MANUFACTURING

            Our manufacturing operations consist primarily of materials planning and procurement, quality control, logistics, final assembly and testing and distribution. We outsource the manufacture and assembly of printed circuit boards to third party contract manufacturers and assembly companies. This manufacturing process enables us to operate without substantial space and personnel dedicated to manufacturing operations. As a result, we can conserve a significant portion of the working capital and capital expenditures that would be required for funding inventory and manufacturing processes.

            We are dependent upon sole or limited source suppliers for key components and parts used in our systems, including field programmable gate arrays, chips, oscillators and optical modules. We and our contract manufacturers purchase components through purchase orders and have no guaranteed or long-term supply arrangements with our respective suppliers. In addition, the availability of many components is dependent in part on our ability and the ability of our contract manufacturers and assembly companies to provide suppliers with accurate forecasts of future requirements. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source, or delay in transitioning to a replacement supplier's product or replacement component into our systems could disrupt our operations and significantly harm our business in any given period.

            Lead times for materials and components ordered by us and by our contract manufacturers vary and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. We and our contract manufacturers acquire materials, complete standard subassemblies and assemble fully-configured systems based on sales forecasts and historical purchasing patterns. If orders do not match forecasts or substantially deviate from historical patterns, we and our contract manufacturers may have excess or inadequate inventory of materials and components.

RESEARCH AND DEVELOPMENT

            We believe that research and development is critical to our business. We focus our research and development efforts on developing new products and on further enhancing existing products. Our development efforts include anticipating and addressing the performance analysis needs of network equipment manufacturers, Internet and network service providers, communications chip manufacturers and network users and focusing on emerging high growth network technologies.

            Our future success depends on our ability to continue to enhance our existing products and to develop products that address the needs of our customers. We closely monitor changing customer needs by communicating and working directly with our customers and distributors. We also receive input from active participation in industry groups responsible for establishing technical standards.

            Development schedules for technology products are inherently difficult to predict, and we cannot assure you that we will introduce any proposed new products in a timely fashion. Also, we cannot assure you that our product development efforts will result in commercially successful products or that our products will not contain software errors or other performance problems or be rendered obsolete by changing technology or new product announcements by other companies.

            We plan to continue to make significant investments in research and development. Our research and development expenditures, excluding stock-based compensation, were $7.2 million in 2000, $2.8 million in 1999 and $1.6 million in 1998.


INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

            Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We also expect to rely on patents to protect some of our proprietary technology. We have filed applications for two U.S. patents but cannot assure you that the patents will be issued or that the patents will be upheld if they are issued. We also cannot assure you that such patents, if issued, will be effective in protecting our proprietary technology. We have registered our Ixia logo and other Ixia trademarks in the United States and have filed for registration of several trademarks in other jurisdictions. We are also in the process of filing applications for registration of additional Ixia trademarks.

            We generally enter into confidentiality agreements with our officers, employees and consultants. We also generally limit access to and distribution of our source code and further limit the disclosure and use of other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. Further, we have not included copyright notices on all of our copyrightable intellectual property.

            Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use technology that we regard as proprietary. We cannot assure you that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are similar or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of competitive advantage and decreased revenues. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our business.

            The data communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. We have not conducted a search to determine whether the technology we have in our products infringes or misappropriates intellectual property held by third parties. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which could relate to our products. Any claims asserting that our systems infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business.


EMPLOYEES

            As of December 31, 2000, we had approximately 146 full-time employees. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.


Item 2.  Properties

            Our corporate headquarters are located in Calabasas, California, where currently we lease an approximately 50,000 square-foot facility which houses our research and development, sales and marketing, finance and administration and manufacturing operations. The lease expires in May 2007. We also lease office space for our sales offices in Santa Clara, California and Richardson, Texas and for our sales support office in the United Kingdom. We believe that our current facilities will be adequate to meet our needs for at least the next 12 months, and that we will be able to obtain additional space when and as needed on acceptable terms.


ITEM 3.  LEGAL PROCEEDINGS

            On June 21, 2000, one of our competitors, Netcom Systems, a subsidiary of Spirent, filed an action in the Los Angeles County Superior Court against Eran Karoly, our Vice President, Marketing and a former employee of Netcom Systems. In the action, Netcom Systems alleges principally that Mr. Karoly misappropriated trade secrets and wrongfully solicited employees of Netcom Systems. Netcom Systems is seeking, among other things, recovery of damages and an injunction preventing Mr. Karoly and any persons acting in concert with him from disclosing or using its alleged trade secrets, soliciting its employees and performing business development or marketing work for Ixia for a period of 24 months. We were not named as a defendant in the action but are mentioned in the pleadings as the current employer of Mr. Karoly and as the competitor for whose benefit the alleged wrongful conduct has occurred. On June 27, 2000 and September 8, 2000 the court denied Netcom Systems' applications for a temporary restraining order. On October 2, 2000 the court denied Netcom Systems' motion for a preliminary injunction to enjoin Mr. Karoly, among other things, from working for us pending the outcome of the lawsuit. In an effort to resolve their differences without further litigation, Mr. Karoly and Netcom Systems participated in a mediation on March 16, 2001. At the mediation, Netcom Systems and Mr. Karoly agreed to enter into a settlement agreement that will result in the dismissal with prejudice of the lawsuit. The settlement agreement does not require that either party make any payments to the other and places no restrictions on Mr. Karoly's ability to continue his employment as Ixia's Vice President, Marketing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

            Ixia's common stock has traded on the Nasdaq National Market since October 18, 2000 under the symbol "XXIA." The following table sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq National Market.

                                                   HIGH                 LOW
                                                  -------             -------
2000
    Fourth quarter (from October 18, 2000)        $ 30.75             $ 16.00

            On March 9, 2001 the last sale price reported for our common stock was $18.50 per share, and as of that date there were approximately 65 shareholders of record.

            We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

            From January 1, 2000 to October 18, 2000, we issued 1,931,949 unregistered shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.01 to $0.37 per share. All of these stock options were granted and exercised prior to the Company's initial public offering under the Company's 1997 Stock Option Plan, as amended. The Company's issuance of these shares upon the exercise of options was exempt from registration pursuant to Section 4(2) of, or Rule 701 promulgated under, the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

            The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to those consolidated financial statements. The statement of operations data set forth below for the period from May 27, 1997, the date of the Company's inception, through December 31, 1997 and for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998 and 1999 are derived from, and are qualified by reference to, the Company audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 1997 are derived from the Company's consolidated financial statements not included in this Annual Report on Form 10-K.


                                                                                                                    MAY 27, 1997
                                                                                                                    (INCEPTION)
                                                                                       YEAR ENDED DECEMBER 31,        THROUGH
                                                                                  --------------------------------  DECEMBER 31,
                                                                                    2000        1999        1998        1997
                                                                                  --------    --------    --------  ------------
STATEMENT OF INCOME DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
   Net revenues                                                                   $ 76,044    $ 24,499    $  4,916    $   --
   Cost of revenues(1)                                                              14,825       4,944       1,309        --
                                                                                  --------    --------    --------    --------

         Gross profit                                                               61,219      19,555       3,607        --
   Operating expenses(1):
      Research and development                                                      14,421       3,449       1,672         513
      Sales and marketing                                                           17,411       4,892       1,002        --
      General and administrative                                                     8,709       2,389         509         110
                                                                                  --------    --------    --------    --------

              Total operating expenses                                              40,541      10,730       3,183         623
                                                                                  --------    --------    --------    --------

         Income from operations                                                     20,678       8,825         424        (623)
   Interest income, net                                                              1,552          88          14           7
                                                                                  --------    --------    --------    --------

         Income before income taxes                                                 22,230       8,913         438        (616)
   Income tax expense                                                               14,245       4,103         118        (294)
                                                                                  --------    --------    --------    --------

         Net income                                                               $  7,985    $  4,810    $    320    $   (322)
                                                                                  ========    ========    ========    ========

   Earnings per share:
      Basic                                                                       $   0.17    $   0.11    $   0.01    $  (0.01)
      Diluted                                                                     $   0.15    $   0.10    $   0.01    $  (0.01)

   Weighted average number of common and common equivalent shares outstanding:
      Basic                                                                         47,244      43,574      43,200      43,041
      Diluted                                                                       53,777      45,970      44,576      43,041


      (1)     Stock-based compensation included in:
              Cost of revenues                                                    $    948    $     38    $      8    $   --
              Research and development                                               7,182         669          92        --
              Sales and marketing                                                    4,695         449          62        --
              General and administrative                                             3,807         729        --          --
                                                                                  --------    --------    --------    --------
                                                                                  $ 16,632    $  1,885    $    162    $   --
                                                                                  ========    ========    ========    ========

                                                DECEMBER 31,
                                      --------------------------------
                                        2000        1999        1998        1997
                                      --------    --------    --------    --------
BALANCE SHEET DATA (IN THOUSANDS):
     Cash and cash equivalents        $ 85,066    $  8,733    $  1,124    $    304
     Working capital                   104,025       7,500       1,232         691
     Total assets                      121,682      15,822       3,266         669
     Total shareholders' equity        108,051       8,610       1,760         578


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the years ended December 31, 2000, 1999 and 1998 are not necessarily indicative of the results that may be expected for any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in
Item 8 of this Annual Report on Form 10-K and in conjunction with the "Risk Factors" described below.

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

                                                                 YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
PRODUCTS                                          2000                     1999                     1998
                                          --------------------     --------------------     --------------------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Optical interface cards                   $46,132         60.7%    $12,672         51.7%    $ 2,060         41.9%
Electrical interface cards                 21,222         27.9       8,757         35.8       2,248         45.7
Chassis, software and other products        8,690         11.4       3,070         12.5         608         12.4
                                          -------        -----     -------        -----     -------        -----
Total                                     $76,044        100.0%    $24,499        100.0%    $ 4,916        100.0%
                                          =======        =====     =======        =====     =======        =====

            Sales to our five largest customers collectively accounted for approximately $36.7 million, or 48.3%, of our net revenues in 2000, $12.5 million, or 51.0%, in 1999 and $3.0 million, or 62.0%, in 1998. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we have sold our systems to a wide variety of customers. Through December 31, 2000 we had shipped our systems to over 240 customers. To the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

            Net revenues. Our revenues consist primarily of product sales. The hardware and software components of our products are sold as an integrated system. The software component of our products does not require significant modification or customization, and our sales do not involve any significant future obligations or customer acceptance terms. Accordingly, revenue from product sales is recognized upon shipment. We warrant the software component of our products for one year after sale. At the time of sale we defer that portion of our revenues that relates to our post-contract support and recognize it ratably over the 12-month service period. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contracts.

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

            Gross Margins. Excluding the effects of stock-based compensation, the gross margins of our various interface cards have generally been consistent and have exceeded the gross margins of our chassis. In general, our gross margins are primarily affected by the following factors:

            o           demand for our products;

            o           new product introductions by us and by our competitors;

            o changes in our pricing policies and those of our competitors;

            o           the mix of our products sold;

            o the mix of sales channels through which our products are sold; and

            o the pricing we are able to obtain from our component suppliers and contract manufacturers.

            Operating Expenses. We generally recognize our operating expenses as we incur them in three general operational categories: research and development, sales and marketing, and general and administrative.

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

            Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing and customer support functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase as we hire additional sales and marketing personnel and independent sales representatives, initiate additional marketing programs and establish new sales offices in domestic and international locations. We also expect to expand our technical support staff to strengthen our relationships with our customers.

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

            In connection with the grant of stock options and warrants and the sale of restricted stock, we recorded deferred stock-based compensation of $36.2 million in 2000, $6.6 million in 1999 and $422,000 in 1998. These amounts represent the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options or warrants at the date of grant or (2) the purchase price of the restricted stock. Deferred stock-based compensation is presented as a reduction of shareholders' equity, with amortization recorded over the vesting period, which is typically four years. We amortized to the respective operating expense categories $16.6 million of deferred stock-based compensation in 2000, $1.9 million in 1999 and $162,000 in 1998. Based on the unvested options, warrants and stock subject to repurchase as of December 31, 2000, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows:
$13.9 million during 2001, $6.6 million during 2002, $2.9 million during 2003 and $532,000 thereafter. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased.

RESULTS OF OPERATIONS

            The following table sets forth certain statement of income data as a percentage of net revenues for the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                     2000        1999        1998
                                                    -----       -----       -----
STATEMENT OF INCOME DATA:
   Net revenues                                     100.0%      100.0%      100.0%
   Cost of revenues(1)                               19.5        20.2        26.6
                                                    -----       -----       -----

      Gross profit                                   80.5        79.8        73.4
                                                    -----       -----       -----
   Operating expenses(1):
      Research and development                       19.0        14.1        34.0
      Sales and marketing                            22.9        20.0        20.4
      General and administrative                     11.4         9.7        10.4
                                                    -----       -----       -----

         Total operating expenses                    53.3        43.8        64.8
                                                    -----       -----       -----

      Income from operations                         27.2        36.0         8.6
   Interest income, net                               2.0         0.4         0.3
                                                    -----       -----       -----

      Income before income taxes                     29.2        36.4         8.9
   Income tax expense                                18.7        16.8         2.4
                                                    -----       -----       -----

      Net income                                     10.5%       19.6%        6.5%
                                                    =====       =====       =====

   (1) Stock-based compensation included in:
         Cost of revenues                             1.2%        0.2%        0.2%
         Research and development                     9.4         2.7         1.9
         Sales and marketing                          6.2         1.8         1.2
         General and administrative                   5.0         3.0         0.0
                                                    -----       -----       -----
                                                     21.8%        7.7%        3.3%
                                                    =====       =====       =====


COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

            Net Revenues. In 2000, net revenues increased 210% to $76.0 million from the $24.5 million recorded in 1999. This increase reflects increased unit sales across our product lines and sales to new customers. Sales to our five largest customers collectively accounted for approximately $36.7 million or 48.3% of our net revenues in 2000 compared to $12.5 million or 51.0% of net revenues in 1999.

            Gross Profit. Gross profit increased 213% to $61.2 million in 2000 from $19.6 million in 1999. Our gross margin increased to 80.5% in 2000 from 79.8% in 1999. This increase in gross margin primarily reflects purchasing and volume manufacturing efficiencies as production and sales volumes increased.

            Research and Development Expenses. Research and development expenses increased to $14.4 million in 2000 from $3.4 million in 1999. Stock-based compensation included in research and development expense increased to $7.2 million in 2000 from $669,000 in 1999.

Excluding stock-based compensation, research and development expense increased to $7.2 million in 2000 from $2.8 million in 1999. This increase was primarily due to higher compensation and related benefit costs due to the addition of engineering personnel.

            Sales and Marketing Expenses. Sales and marketing expenses increased to $17.4 million in 2000 from $4.9 million in 1999. Stock-based compensation included in sales and marketing expense increased to $4.7 million in 2000 from $449,000 in 1999. Excluding stock-based compensation, sales and marketing expense increased to $12.7 million in 2000 from $4.4 million in 1999. This increase was primarily due to increases in commissions paid and increases in the number of direct sales and marketing personnel.

            General and Administrative Expenses. General and administrative expenses increased to $8.7 million in 2000 from $2.4 million in 1999. Stock-based compensation included in general and administrative expense increased to $3.8 million in 2000 from $729,000 in 1999. Excluding stock-based compensation, general and administrative expense increased to $4.9 million in 2000 from $1.7 million in 1999. This increase is due to increased staffing and increased expenses for professional services, primarily legal, recruiting and accounting.

            Interest Income, Net. Interest income, net increased to $1.6 million in 2000 from $88,000 in 1999. This increase was the result of an increase in cash and cash equivalents. We have incurred minimal interest expense.

            Income Tax Expense. Income tax expense increased to $14.2 million in 2000 from $4.1 million in 1999. The income tax expense was based on an annual effective tax rate of 64.1% in 2000 and 46.0% in 1999. The annual effective tax rate in 2000 and 1999 differs from the statutory rate primarily due to nondeductible stock-based compensation charges and state taxes offset by research and development tax credits. Excluding the effects of deferred stock-based compensation, the effective tax rate in 2000 and 1999 would have been 38.2%.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

            Net Revenues. We commenced product shipments in April 1998 and had net revenues of $24.5 million in 1999 and $4.9 million in 1998. The 398% increase from 1998 to 1999 reflects increased unit sales across our product lines, the introduction of new product lines, sales to new customers and a full year of product sales in 1999. Sales to our five largest customers collectively accounted for $12.5 million or 51.0% of net revenues in 1999 compared to $3.0 million or 62.0% of net revenues in 1998.

            Gross Profit. Gross profit increased 442% to $19.6 million in 1999 from $3.6 million in 1998. Our gross margin increased to 79.8% in 1999 from 73.4% in 1998. This increase in gross margin primarily reflects purchasing and volume manufacturing efficiencies as production and sales volumes increased.

            Research and Development Expenses. Research and development expenses increased to $3.4 million in 1999 from $1.7 million in 1998. Stock-based compensation included in research and development expense increased to $669,000 in 1999 from $92,000 in 1998. Excluding stock-based compensation, research and development expense increased to $2.8 million in 1999 from $1.6 million in 1998. This increase was primarily due to higher compensation and related benefit costs due to the addition of engineering personnel.

            Sales and Marketing Expenses. In 1998, we incurred sales and marketing expenses of $1.0 million as we began sales and marketing activities. These expenses increased to $4.9 million in 1999, primarily due to increases in the number of direct sales and marketing personnel and in the commissions paid to independent sales representatives. As a percentage of net revenues, these expenses remained relatively stable at 20.0% in 1999 and 20.4% in 1998. Excluding stock-based compensation, sales and marketing expense increased to $4.4 million in 1999 from $940,000 million in 1998.

            General and Administrative Expenses. General and administrative expenses increased to $2.4 million in 1999 from $509,000 in 1998. Stock-based compensation included in general and administrative expense increased to $729,000 in 1999 from $0 in 1998. Excluding stock-based compensation, general and administrative expense increased to $1.7 million in 1999 from $509,000 in 1998. This increase is due to increased staffing and increased expenses for personnel and professional services, primarily legal, recruiting and accounting.

            Interest Income, Net. Interest income, net increased to $88,000 from $14,000 in 1998. This increase was the result of an increase in cash and cash equivalents. We have incurred minimal interest expense.

            Income Tax Expense. Income tax expense increased to $4.1 million in 1999 from $118,000 in 1998. The income tax expense was based on an annual effective tax rate of 46.0% in 1999 and 26.9% in 1998. The annual effective tax rate in 1999 and 1998 differs from the statutory rate primarily due to stock-based compensation and state taxes offset by research and development tax credits. Excluding the effects of deferred stock-based compensation, the effective tax rate in 1999 would have been 38.2% and the effective tax rate in 1998 would have been 14.8%.


LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 2000 we had cash and cash equivalents of $85.1 million, compared to $8.7 million as of December 31, 1999.

            Net cash provided by operating activities was $16.3 million in 2000, $9.0 million in 1999 and $45,000 in 1998. Net cash generated from operations in 2000, 1999 and 1998 was primarily provided by net income adjusted for significant non-cash expenses and changes in working capital requirements. Additionally, for 1999, $4.5 million of the $9.0 million of cash provided by operations relates to the timing of payments for our 1999 estimated income tax liability. Due to the method in which estimated income tax payments are made, in 1999 we paid only $66,000 in estimated taxes during the year and, as of December 31, 1999, we had accrued $4.5 million in income taxes payable. During March 2000, we made an estimated income tax payment of $4.6 million relating to the 1999 liability. Had this payment been made in 1999, net cash provided by operations would have been $4.4 million in 1999 and $20.9 million in 2000.

            Cash used in investing activities was $14.7 million in 2000, $1.0 million in 1999 and $425,000 in 1998. Of the $14.7 million total for 2000, $11.0 million related to the purchase of short-term investments and $3.7 million related to the acquisition of property and equipment. Cash used in investing activities in 1999 and 1998 consisted exclusively of capital expenditures for property and equipment.

            Financing activities provided net cash of $74.8 million in 2000, used net cash of $336,000 in 1999 and provided net cash of $1.2 million in 1998. We completed our initial public offering in October 2000, which raised net proceeds of $74.4 million. Additional financing activities in 2000, 1999 and 1998 consisted of a $700,000 capital contribution and proceeds from a $500,000 note issued to a shareholder, which has been repaid, and cash proceeds from the sale of common stock and stock option exercises.

            As of December 31, 2000, we had no material commitments for capital expenditures. As of December 31, 2000, we had total minimum lease obligations of $8.5 million through May 31, 2007 under non-cancelable operating leases. We do not have any capital leases.

            We believe that our existing balances of cash and cash equivalents and cash flow expected to be generated from our operations will be sufficient to meet our cash needs for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our capital requirements will depend on many factors, including the growth rate of our net revenues, our profitability, our capital expenditures, working capital requirements, the timing and extent of spending to support product development efforts and the expansion of our sales, marketing and technical support efforts.


RECENT ACCOUNTING PRONOUNCEMENTS

            In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Adoption of SAB 101 was required in the fourth quarter of 2000. We have historically recognized and currently recognize revenue under the guidelines as currently provided by SAB 101.

            In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion 25." Interpretation No. 44 became effective on July 1, 2000, and clarifies the application of APB Opinion 25 for various matters. The adoption of this guidance has not had a material impact on our financial position or results of operations.


RISK FACTORS

            In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.


OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AS A RESULT OF NEW PRODUCT INTRODUCTIONS AND OTHER FACTORS WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE SIGNIFICANTLY

            Our quarterly and annual operating results may fluctuate significantly due to a variety of factors, most of which are outside of our control. Some of the factors that could cause our quarterly and annual operating results to fluctuate include the other risks discussed in this "Risk Factors" section.

            We may experience a shortfall or delay in generating or recognizing revenues for a number of reasons. Orders on hand at the beginning of a quarter and orders generated in a quarter do not always result in the shipment of products and the recognition of revenues for that quarter. Failure to ship products by the end of the quarter in which they are ordered may adversely affect our operating results for that quarter. Our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without penalty. Because we incur operating expenses based on anticipated revenues trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our quarterly results of operations.

            Additionally, our operating results may vary as a result of the timing of our release of new products. The introduction of a new product in any quarter may cause an increase in revenues in that quarter that may not be sustainable in subsequent quarters.


IF WE ARE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES THAT CHARACTERIZE OUR MARKET, OUR RESULTS OF OPERATIONS WILL BE SIGNIFICANTLY HARMED

            The market for our products is characterized by:

            o rapid technological change such as the recent development of optical fiber and wireless technologies;

            o frequent new product introductions such as higher speed and more complex routers;

            o evolving industry standards such as new Internet protocols;

            o changing customer needs such as the increase in the levels of service agreed to between network service providers and their customers; and

            o short product life cycles as a result of rapid changes in our customers' products.

            We expect that new technologies will continue to emerge as the need for higher and more cost-effective bandwidth increases. Our performance will depend on our successful development, introduction and market acceptance of new and enhanced performance analysis products that address these new technologies and changes in customer requirements. If we experience any delay in the development or introduction of new products or enhancements to our existing products, our operating results may suffer. For instance, undetected software or hardware errors, which frequently occur when new products are first introduced, could result in the delay or loss of market acceptance of our products and the loss of credibility with our customers. In addition, if we are not able to develop, or license from third parties, the underlying core technologies necessary to create new products and enhancements, our existing products are likely to become technologically obsolete over time and our operating results will suffer. If the rate of development of new technologies and transmission protocols by our customers is delayed, the growth of the market for our products and therefore our sales and operating results may be harmed.

            Our ability to successfully introduce new products in a timely fashion will depend on several factors, including our ability to:

            o           anticipate technological changes and industry trends;

            o           properly identify customer needs;

            o           innovate and develop new technologies and applications;

            o           hire and retain necessary technical personnel;

            o successfully commercialize new technologies in a timely manner;

            o timely obtain key components for the manufacture of new products;

            o manufacture and deliver our products in sufficient volumes and on time;

            o           price our products competitively; and

            o differentiate our offerings from our competitors' offerings.

            The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technology and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely or cost-effective basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to technological changes, emerging industry standards or product announcements by our competitors. If we fail to respond to technological change and the needs of our markets, we will lose revenues and our competitive position will suffer.


WE DEPEND ON SALES OF A NARROW RANGE OF PRODUCTS AND IF CUSTOMERS DO NOT PURCHASE OUR PRODUCTS, OUR REVENUES AND RESULTS OF OPERATIONS WOULD BE SIGNIFICANTLY HARMED

            Our business and products are concentrated in the market for systems that analyze and measure the performance of network equipment and systems. This market is in an early stage of development and there is uncertainty regarding its size and scope. Our performance will depend on increased sales of our existing systems and the successful development, introduction and market acceptance of new and enhanced products. We cannot assure you that we will be successful in increasing these sales or in developing and introducing new products. Our failure to do so would significantly harm our revenues and results of operations.


SOME KEY COMPONENTS IN OUR PRODUCTS COME FROM SOLE OR LIMITED SOURCES OF SUPPLY, WHICH EXPOSES US TO POTENTIAL SUPPLY SHORTAGES THAT COULD DISRUPT THE MANUFACTURE AND SALE OF OUR PRODUCTS

            We and our contract manufacturers currently purchase a number of key components used to manufacture our products from sole or limited sources of supply for which alternative sources may not be available. From time to time, we have experienced shortages of key components, including chips, oscillators and optical modules. We and our contract manufacturers have no guaranteed or long-term supply arrangements for these or other components, including field programmable gate arrays, or FPGA's, which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required. Financial or other difficulties faced by our suppliers or significant changes in market demand for necessary components could limit the availability to us and our contract manufacturers of these components. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales.

            In addition, the purchase of these components on a sole source basis subjects us to risks of price increases and potential quality assurance problems. Consolidation involving suppliers could further reduce the number of alternatives available to us and affect the cost of components. An increase in the cost of components could make our products less competitive and result in lower margins.

            There are no substitute supplies available for many of these components, including field programmable gate arrays. All of these components are critical to the production of our products, and competition exists with other manufacturers for these key components. In the event that we can no longer obtain materials from a sole source supplier, we might not be able to qualify or identify alternative suppliers in a timely fashion, or at all.


COMPETITION IN OUR MARKET COULD SIGNIFICANTLY HARM OUR RESULTS OF OPERATIONS

            The market for our products is highly competitive. We face competition primarily from test equipment manufacturers such as Agilent Technologies and Spirent Communications. We also compete with start-up companies such as Antara and gnubi, which are focused on network performance analysis and measurement. Additionally, some of our network equipment manufacturer customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has purchased our products in increasing amounts through December 31, 2000, we cannot assure you that it will continue to do so.

            As we broaden our product offerings, we may move into new markets and face additional competition. Moreover, our competitors may have more experience operating in these new markets and be better established with the customers in these new markets.

            Some of our competitors and potential competitors have greater brand name recognition and greater financial, technical, marketing, sales and distribution capabilities than we do. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.

            Increased competition in the network performance analysis and measurement market could result in increased pressure on us to reduce prices and could result in a reduction in our revenues and/or a decrease in our margins, each of which could significantly harm our results of operations. In addition, increased competition could prevent us from increasing our market share, or cause us to lose our existing market share, either of which would harm our revenues and profitability.

            We cannot predict whether our current or future competitors will develop or market technologies and products that offer higher performance or more features or are more cost-effective than our current or future products. To remain competitive, we must continue to develop cost-effective products and product enhancements which offer higher performance and more functionality. Our failure to do so will harm our revenues and results of operations.

IF WE DO NOT DIVERSIFY OUR CUSTOMER BASE, WE MAY NOT BE ABLE TO GROW OUR BUSINESS OR INCREASE OUR PROFITABILITY

            Our growth depends in part on our ability to diversify our customer base by increasing sales to Internet and network service providers, communications chip manufacturers and network users. To effectively compete for the business of these customers, we must develop new products and enhancements to existing products and expand our sales, marketing and customer support capabilities, which will result in increases in operating costs. If we cannot offset these increases in costs with an increase in our revenues, our net income and our stock price may fall. Some of our existing and potential competitors have existing relationships with many Internet and network service providers, communications chip manufacturers and network users. We cannot assure you that we will be successful in increasing our sales presence in these markets. Any failure by us to increase sales in these markets would adversely affect our growth.


BECAUSE WE DEPEND ON A LIMITED NUMBER OF NETWORK EQUIPMENT MANUFACTURERS FOR A MAJORITY OF OUR REVENUES, ANY CANCELLATION, REDUCTION OR DELAY IN PURCHASES BY THESE CUSTOMERS COULD SIGNIFICANTLY HARM OUR REVENUES AND RESULTS OF OPERATIONS

            Historically, a small number of network equipment manufacturing customers has accounted for a significant portion of our net revenues. Sales to our five largest customers represented 48.3% of our net revenues in 2000, 51.0% of our net revenues in 1999 and 62.0% our net revenues in 1998. Sales to Cisco Systems, our largest customer, accounted for 29.5% of our net revenues in 2000, 30.8% of our net revenues in 1999 and 31.6% of our net revenues in 1998. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.

            Our dependence on large orders from a limited number of network equipment manufacturers makes our relationships with these manufacturers critical to the success of our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to increase our sales to our other existing customers or that we will be able to attract additional customers. From time to time, we have experienced delays and reductions in orders from some of our major customers. In addition, our customers have sought price concessions from us and may continue to do so. We do not have long-term contracts with our customers, and our major customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop and maintain relationships with existing and new customers or requirements that we make price concessions could significantly harm our revenues and results of operations.

AS OUR CUSTOMERS CONSOLIDATE, THEY MAY REDUCE PURCHASES OF OUR PRODUCTS AND DEMAND MORE FAVORABLE TERMS AND CONDITIONS FROM US, WHICH WOULD HARM OUR REVENUES AND PROFITABILITY

            Consolidation of our customers could reduce the number of customers to whom our products could be sold. Some of our customers have recently merged. These merged customers could obtain products from a source other than us or demand more favorable terms and conditions from us, which would harm our revenues and profitability. In addition, our network equipment manufacturer customers may merge with or acquire our competitors and discontinue their relationships with us.


IF WE ARE UNABLE TO EXPAND OUR SALES AND DISTRIBUTION CHANNELS OR ARE UNABLE TO SUCCESSFULLY MANAGE OUR EXPANDED SALES ORGANIZATION, OUR REVENUES AND RESULTS OF OPERATIONS WILL BE HARMED


            Historically, we have relied primarily on a limited direct sales organization, supported by third-party manufacturers' representatives and distributors, to sell our products. Our distribution strategy focuses primarily on developing and expanding our direct sales organization and our network of manufacturers' representatives and distributors. We may not be able to successfully expand our sales and distribution channels, and the cost of any expansion may exceed the revenues that we generate. To the extent that we are successful in expanding our sales and distribution channels, we cannot assure you that we will be able to compete successfully against the significantly larger and better-funded sales and marketing operations of many of our current or potential competitors. We have granted exclusive rights to substantially all of our distributors and manufacturers' representatives to market our products in their specified territories. Our distributors and manufacturers' representatives may not market our products effectively or devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our sales and support staff, or to maintain existing or establish new relationships with successful manufacturers' representatives and distributors, would harm our revenues and results of operations.


IF WE ARE UNABLE TO EXPAND OUR INTERNATIONAL SALES AND DISTRIBUTION CHANNELS OR MANAGE THEM EFFECTIVELY, OUR RESULTS OF OPERATIONS WOULD BE HARMED

            Historically, a significant portion of our sales have been made to customers in the United States. Sales in the United States accounted for 84.1% of our net revenues in 2000 and 86.9% of our net revenues in 1999. In the past, we have depended on distributors for the substantial majority of our international sales. The loss of one or more of our international distributors or their failure to sell our products would limit our ability to sustain and grow our revenues in international markets. We intend to expand or enter into additional international markets, including Europe and the Asia Pacific region, by adding distributors and international sales and support personnel. Our failure in these efforts could significantly harm our results of operations and decrease the value of our stock. We only have limited international sales experience and believe that the growth of our sales outside of the United States will be subject to a number of additional risks and uncertainties, including:

            o adoption of different local technical and regulatory standards;

            o the need to maintain and establish new relationships with distributors and the sales performance of these distributors, who may not be as effective or loyal as our employees;

            o the costs and complexity of staffing and managing more widely dispersed foreign sales activities, including the ability to identify, attract and retain qualified managers and sales personnel, overcoming cultural, linguistic and nationalistic barriers and adapting to foreign business practices;

            o longer payment cycles of foreign customers compared with customers in the United States;

            o seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

            o legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers;

            o           potential political and economic instability; and

            o inadequate protection of intellectual property in some countries.

            Any of these factors could significantly harm our international sales or significantly impair our ability to expand into international markets.

            Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less cost-effective in international markets.


IF WE FAIL TO ACCURATELY FORECAST OUR MANUFACTURING REQUIREMENTS, WE COULD INCUR ADDITIONAL COSTS AND EXPERIENCE MANUFACTURING DELAYS

            We provide our contract manufacturers with rolling forecasts based on anticipated product orders to determine our manufacturing requirements. Some of the components used in our products have significant lead times or lead times which may unexpectedly increase depending on factors such as the specific supplier, contract terms and the demand for components at a given time. Because of these long lead times, we are often forced to forecast and order products before we know what our specific manufacturing requirements will be. If we overestimate our product orders, our contract manufacturers may have excess inventory of completed products which we would be obligated to purchase. This will lead to increased costs and the risk of obsolescence. If we underestimate our product orders, our contract manufacturers may have inadequate inventory, which could result in delays in shipments, the loss or deferral of revenues and higher costs of sales. It may also add costs to our products to expedite delivery of our products to customers or those components with long lead times to our contract manufacturers. We cannot assure you that we will be able to accurately forecast our product orders and may in the future carry excess or obsolete inventory, be unable to fulfill customer demand, or both, thereby harming our revenues, results of operations and customer relationships.


FAILURE BY OUR CONTRACT MANUFACTURERS TO PROVIDE US WITH ADEQUATE SUPPLIES OF HIGH-QUALITY PRODUCTS COULD HARM OUR REVENUES, RESULTS OF OPERATIONS, COMPETITIVE POSITION AND REPUTATION

            We currently rely on a limited number of contract manufacturers to manufacture and assemble our products. We may experience delays in receiving product shipments from contract manufacturers or other problems, such as inferior quality and insufficient quantity of product. We cannot assure you that we will be able to effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by effectively coordinating with our suppliers and contract manufacturers. We do not have any long-term contracts with our contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and would harm our revenues, results of operations, competitive position and reputation.

            We may not be able to expand our contract manufacturing capacity or our internal testing or quality assurance functions as required to keep up with demand for our products. Any such failure would in turn hinder our growth. If we do not expand these capacities and functions effectively or in a timely manner, we may experience disruptions in product flow which could limit our revenues, adversely affect our competitive position and reputation and result in additional cost, cancellation of orders or both.


BECAUSE OF INTENSE COMPETITION FOR TECHNICAL PERSONNEL, WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL ON A COST-EFFECTIVE BASIS

            Our success will depend in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We plan to significantly increase the number of our research and development, marketing, sales, customer support and operations employees. Competition for highly skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our ability to develop new products and maintain customer relationships. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of new and enhanced products and harm our ability to sell our products. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We may be subject to such claims as we seek to retain or hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. Such claims could also discourage potential employees who currently work for our competitors from joining us.


THE LOSS OF ANY OF OUR KEY PERSONNEL COULD SIGNIFICANTLY HARM OUR RESULTS OF OPERATIONS AND COMPETITIVE POSITION

            Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing and sales employees, particularly Errol Ginsberg, our President and Chief Executive Officer. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Failure to retain key personnel could significantly harm our results of operations and competitive position.


CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE US TO INCUR COSTS TO MAINTAIN AND UPGRADE OUR MANAGEMENT AND OPERATIONAL RESOURCES

            We have experienced and are continuing to experience a period of rapid growth. Unless we manage our growth effectively, we may have difficulty in operating our business. As a result, we may inaccurately forecast sales and materials requirements, fail to integrate new personnel or fail to maintain adequate internal controls, which may result in fluctuations in our operating results and cause the price of our stock to decline. We plan to continue to expand our operations significantly. This anticipated growth will continue to place a significant strain on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our profitability could be significantly harmed.


OUR PRODUCTS MAY CONTAIN DEFECTS WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS, DIVERT OUR ATTENTION FROM PRODUCT DEVELOPMENT EFFORTS AND RESULT IN A LOSS OF CUSTOMERS

            Our existing products and any new or enhanced products we introduce may contain undetected software or hardware defects when they are first introduced or as new versions are released. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers and reputation, all of which would harm our results of operations. A successful claim against us for an amount exceeding the limit on our product liability insurance policy would force us to use our own resources, to the extent available, to pay the claim, which could result in an increase in our expenses and a reduction of our working capital available for other uses, thereby harming our profitability and capital resources.


OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY SIGNIFICANTLY HARM OUR RESULTS OF OPERATIONS AND REPUTATION

            Our success and ability to compete is dependent in part on our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of trade secret, trademark and copyright laws to establish and protect our intellectual property. We also expect to rely on patents to protect some of our proprietary technology. To date, we have relied primarily on trade secret laws to protect our proprietary processes and know-how. Although we have filed applications for two U.S. patents, we cannot assure you that either of these applications will issue into patents or that, if issued, the patents will be upheld. We also cannot assure you that such patents, if issued, will be effective in protecting our proprietary technology.

            We generally enter into confidentiality agreements with our officers, employees and consultants. We also generally limit access to and distribution of our source code and further limit the disclosure and use of our other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. Further, we have not included copyright notices on all of our copyrightable intellectual property. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of one or more competitive advantages and decreased revenues.

            Despite our efforts to protect our proprietary rights, existing trade secret, copyright, patent and trademark laws afford us only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Others may attempt to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technologies or to deter others from developing similar technologies. Further, monitoring the unauthorized use of our products and our proprietary rights is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our results of operations and reputation.

CLAIMS THAT WE INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO SELL OUR PRODUCTS

            From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. We cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We have not conducted a search to determine whether the technology we have in our products infringes or misappropriates intellectual property held by third parties. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which could relate to our products.

            Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our results of operations. Any claims, with or without merit, could:

            o           be time-consuming;

            o           result in costly litigation;

            o divert the efforts of our technical and management personnel;

            o require us to develop alternative technology, thereby causing product shipment delays and the loss or deferral of revenues;

            o require us to cease selling the products containing the infringing intellectual property;

            o           require us to pay substantial damage awards;

            o           damage our reputation; or

            o require us to enter into royalty or licensing agreements which, if required, may not be available on terms acceptable to us, if at all.

           In the event a claim against us were successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our revenues, results of operations and competitive position would be harmed.


IF WE FAIL TO MAINTAIN OUR RELATIONSHIPS WITH INDUSTRY EXPERTS, OUR PRODUCTS MAY LOSE INDUSTRY AND MARKET RECOGNITION AND SALES COULD DECLINE

            Our relationships with industry experts in the field of performance analysis and measurement of networks and network equipment are critical for maintaining our industry credibility and for developing new products and testing methodologies in a timely fashion. These experts have established standard testing methodologies that evaluate new network equipment products and technologies. We provide these experts and their testing labs with our products and engineering assistance to perform tests on these new network equipment products and technologies. These industry experts refer to our products in their publications which has given our products industry recognition. In addition, these labs offer us the opportunity to test our products on the newest network equipment and technologies, thereby assisting us in developing new products that are designed to meet evolving technological needs. We cannot assure you that we will be able to maintain our relationships with industry experts or that our competitors will not obtain similar or superior relationships with industry experts. If we are unable to maintain our relationships with industry experts, our products may lose industry and market recognition which could harm our reputation and competitive position and cause our sales to decline.


ANY ACQUISITIONS THAT WE MAY UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE AND SIGNIFICANTLY HARM OUR OPERATING RESULTS

            We expect to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may acquire businesses, products or technologies in the future. If we make any acquisitions, we could issue stock that would dilute existing shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. We have no experience in acquiring other businesses and technologies and believe potential acquisitions could involve the following risks:

            o problems assimilating the acquired operations, technologies or products;

            o           unanticipated costs associated with the acquisition;

            o diversion of management's attention from our core business;

            o adverse effects on existing business relationships with suppliers, contract manufacturers, customers and industry experts;

            o risks associated with entering markets in which we have no or limited prior experience; and

            o potential loss of the acquired organization's or our own key employees.

            We cannot assure you that we would be successful in overcoming problems in connection with such acquisitions, and our inability to do so could significantly harm our revenues and results of operations.

OUR HEADQUARTERS, MANY OF OUR CUSTOMERS AND SOME OF OUR CONTRACT MANUFACTURERS AND SUPPLIERS ARE LOCATED IN CALIFORNIA WHERE NATURAL DISASTERS MAY OCCUR

            Currently, our corporate headquarters, many of our customers and some of our contract manufacturers and suppliers are located in California. California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. We and some of our customers, contract manufacturers and suppliers do not have redundant, multiple site capacity. In the event of a natural disaster, our ability to conduct business could be significantly disrupted, thereby harming our results of operations.


PROVISIONS OF OUR ARTICLES OF INCORPORATION, BYLAWS AND AN AGREEMENT WITH OUR PRINCIPAL SHAREHOLDER MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US, DESPITE THE POSSIBLE BENEFITS TO OUR SHAREHOLDERS

            Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, some provisions of our articles of incorporation and bylaws could delay or make more difficult a merger, tender offer or proxy contest involving us.

            Technology Capital Group S.A., our principal shareholder, and Stephane Ratel, the principal shareholder of Technology Capital Group, and our principal beneficial shareholder, have agreed to some restrictions on the sale of their shares. Technology Capital Group has agreed that until October 13, 2001, it will not sell or otherwise dispose of its shares of our common stock in private transactions without our prior consent. In addition, Mr. Ratel has agreed that during the same period he will not sell or otherwise dispose of his shares of Technology Capital Group without our prior consent. These consent requirements may discourage third parties from attempting to acquire the shares of our common stock held beneficially by Mr. Ratel during that period.

            Technology Capital Group, but not Mr. Ratel, has also agreed that for an additional period of three years beyond October 2001 or until any earlier time that it owns less than 25% of the outstanding shares of our common stock, it will provide us with at least 30 days advance notice before agreeing to a sale or other disposition of one percent or more of our outstanding shares in a private transaction. This notice requirement may delay a third party's acquisition of the shares of our common stock held by Technology Capital Group and also provide us with an opportunity to propose other buyers for the shares who may be more acceptable to us, to propose to repurchase the shares proposed to be sold or to propose to register the shares for sale in an underwritten public offering. This notice requirement may also discourage third parties from attempting to acquire the shares of our common stock held by Technology Capital Group during that period. Mr. Ratel has not agreed to comparable restrictions with respect to his shares of Technology Capital Group.

            These provisions of our articles of incorporation and bylaws and this agreement may have the effect of delaying, deferring or preventing a change in our control despite possible benefits to our shareholders, may discourage bids at a premium over the market price of our common stock and may harm the market price of our common stock and the voting and other rights of our shareholders.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

            We do not hold financial instruments for trading or speculative purposes. Our financial instruments have short maturities and therefore are not subject to significant interest rate risk. We generally place funds that are in excess of our current needs in high credit quality instruments with maturities of less than one year, such as money market accounts and certificates of deposit. We do not have any financial liabilities that are subject to interest rate risk. We do not expect any material loss from our investments and therefore believe that our potential interest rate exposure is not material. We do not use any derivatives or similar instruments to manage our interest rate risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements and supplementary data of the Company required by this Item are provided in the consolidated financial statements of the Company included in this Annual Report on Form 10-K and listed in Item 14(a) of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this Item is incorporated herein by reference to information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2001, which information appears under the captions entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." Such Proxy Statement will be filed with the Commission within 120 days after the Company's last fiscal year-end, December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

            The information required by this Item is incorporated herein by reference to information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2001, which information appears under the captions "Election of Directors - Compensation of Directors," "Executive Compensation and Other Information," "Board of Directors and Compensation Committee Reports on Executive Compensation" and "Performance Graph." Such Proxy Statement will be filed with the Commission within 120 days after the Company's last fiscal year-end, December 31, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information required by this Item is incorporated herein by reference to information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2001, which information appears under the caption "Common Stock Ownership of Principal Shareholders and Management." Such Proxy Statement will be filed with the Commission within 120 days after the Company's last fiscal year-end, December 31, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information required by this Item is incorporated herein by reference to information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2001, which information appears under the caption "Certain Relationships and Related Transactions." Such Proxy Statement will be filed with the Commission within 120 days after the Company's last fiscal year-end, December 31, 2000.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)         The following documents are filed as part of this
                        Report:

                        (1)         Consolidated Financial Statements


                        The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

                        (2)         Financial Statement Schedule

                        The financial statement schedule listed in Schedule II is filed as part of this report.

            Schedules which are not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                        (3)         Exhibits

            3.1         Amended and Restated Articles of Incorporation, as
                        amended(1)
            3.2         Bylaws, as amended(2)
            10.1*       1997 Stock Option Plan, as amended(3)
            10.1.1*     Amendment No. 4 to 1997 Stock Option Plan(4)
            10.2*       Director Stock Option Plan(5)
            10.3*       Employee Stock Purchase Plan(6)
            10.4*       Officer Severance Plan(7)
            10.5*       Form of Indemnity Agreement between Ixia and its
                        directors and executive officers(8)
            10.6        Guarantee dated October 25, 1999 issued by Ixia in favor
                        of UBS AG(9)
            10.7*       Subscription Agreement dated August 20, 1999 between
                        Ixia and Errol Ginsberg(10)
            10.8*       Subscription Agreement dated August 20, 1999 between
                        Ixia and Joel Weissberger(11)
            10.9*       Subscription Agreement dated September 8, 1999 between
                        Ixia and Mark MacWhirter(12)
            10.10       Office Lease Agreement dated November 5, 1999 between
                        Malibu Canyon Office Partners, LLC and Ixia and First
                        Amendment to Office Lease dated as of March 22, 2000(13)
            10.11*      Warrants dated August 2, 2000 to Purchase 80,000 Shares
                        of Common Stock issued to Robert W. Bass(14)
            10.12       Registration Rights and Stock Transfer Restriction
                        Agreement dated as of September 1, 2000 among Ixia,
                        Technology Capital Group S.A. and Stephane Ratel(15)
            10.13*      2000 Bonus Plan(16)
            10.14       Promissory Note dated July 7, 2000, in the principal
                        amount of $78,433.33 issued by Mark MacWhirter in favor of Ixia(17)
            10.15*      Agreement dated as of September 26, 2000 between Ixia
                        and Eran Karoly(18)
            23.1        Consent of PricewaterhouseCoopers LLP

---------------

(*) Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1) Incorporated by reference to Exhibit No. 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(2) Incorporated by reference to Exhibit No. 3.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(3) Incorporated by reference to Exhibit No. 10.1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(4) Incorporated by reference to Exhibit No. 10.1.1 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(5) Incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(6) Incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(7) Incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(8) Incorporated by reference to Exhibit No. 10.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(9) Incorporated by reference to Exhibit No. 10.7 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(10) Incorporated by reference to Exhibit No. 10.11 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(11) Incorporated by reference to Exhibit No. 10.12 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(12) Incorporated by reference to Exhibit No. 10.13 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(13) Incorporated by reference to Exhibit No. 10.14 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(14) Incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(15) Incorporated by reference to Exhibit No. 10.17 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(16) Incorporated by reference to Exhibit No. 10.16 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(17) Incorporated by reference to Exhibit No. 10.18 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(18) Incorporated by reference to Exhibit No. 10.19 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.


(b)         REPORTS ON FORM 8-K

            The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

(c)         EXHIBITS

            See the list of Exhibits under Item 14(a)(3) of this Annual Report on Form 10-K.

(d)         FINANCIAL STATEMENT SCHEDULES

            See the Schedule under Item 14(a)(2) of this Annual Report on Form 10-K.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Ixia:

Our audits of the consolidated financial statements of Ixia and its subsidiary referred to in our report dated January 31, 2001, included on page 50 in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Woodland Hills, California
January 31, 2001

                                      IXIA
                SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                     BALANCE AT        CHARGED TO      REVERSALS TO                      BALANCE AT
                                     BEGINNING         COST AND          COST AND                          END OF
               DESCRIPTION           OF PERIOD         EXPENSES          EXPENSES          DEDUCTION       PERIOD
               -----------         ---------------    -----------      -------------     --------------- ----------
Allowance for doubtful accounts
2000                                 $  89            $ 171            $       --          $     --        $ 260
1999                                    25              217                    --              (153)          89
1998                                    --               25                    --                --           25

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 2001            IXIA

                                 /s/   ERROL GINSBERG
                                 Errol Ginsberg
                                 President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                                              Title                                   Date
              ----                                              -----                                   ----
/s/  ERROL GINSBERG                          President, Chief Executive Officer and Director      March 30, 2001
-----------------------------------          (Principal Executive Officer)
Errol Ginsberg

/s/  THOMAS B. MILLER                        Chief Financial Officer                              March 30, 2001
-----------------------------------          (Principal Financial and Accounting Officer)
Thomas B. Miller

/s/  JEAN-CLAUDE ASSCHER                     Chairman of the Board                                March 30, 2001
-----------------------------------
Jean-Claude Asscher

/s/  ROBERT W. BASS                          Director                                             March 30, 2001
-----------------------------------
Robert W. Bass

/s/  HOWARD ORINGER                          Director                                             March 30, 2001
-----------------------------------
Howard Oringer

/s/  JON F. RAGER                            Director                                             March 30, 2001
-----------------------------------
Jon F. Rager

                                      IXIA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    Page
Report of Independent Accountants                                                                                    50

Consolidated Balance Sheets as of December 31, 2000 and 1999                                                         51

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998                               52

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998                 53

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                           54

Notes to Consolidated Financial Statements                                                                           55

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Ixia:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP


Woodland Hills, California
January 31, 2001

                                      IXIA
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31,    DECEMBER 31,
                                                                                      2000            1999
                                                                                   ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $  85,066       $   8,733
   Short-term investments                                                             11,000            --
Accounts receivable, net                                                              11,874           4,357
Inventories                                                                            5,589             746
Deferred income taxes                                                                  3,321             585
Prepaid expenses and other current assets                                                806             291
                                                                                   ---------       ---------
         Total current assets                                                        117,656          14,712

Property and equipment, net                                                            3,561             952
Deferred income taxes                                                                    263              27
Other assets, net                                                                        202             131
                                                                                   ---------       ---------

         Total assets                                                              $ 121,682       $  15,822
                                                                                   =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   4,641       $   1,087
   Accrued expenses                                                                    5,492           1,382
   Deferred revenue                                                                    1,469             270
   Income taxes payable                                                                2,029           4,473
                                                                                   ---------       ---------
         Total liabilities                                                            13,631           7,212

Commitments and contingencies (Note 5)

Shareholders' equity:
   Preferred stock, no par value; 1,000 shares
      authorized and none outstanding                                                   --              --
Common stock, no par value; 200,000 and 75,000 shares
      authorized at December 31, 2000 and December 31, 1999, respectively,
      53,883 and 45,626 shares issued and outstanding as of December 31, 2000 and December 31,
      1999, respectively                                                              75,454             783
   Additional paid-in capital                                                         44,007           8,294
   Deferred stock-based compensation                                                 (23,941)         (4,947)
Notes receivable from shareholders                                                      (262)           (328)
   Retained earnings                                                                  12,793           4,808
                                                                                   ---------       ---------
         Total shareholders' equity                                                  108,051           8,610
                                                                                   ---------       ---------
         Total liabilities and shareholders' equity                                $ 121,682       $  15,822
                                                                                   =========       =========


  The accompanying notes are an integral part of these consolidated financial statements

                                      IXIA
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                   2000          1999           1998
                                                                                 --------      --------       --------
Net revenues                                                                     $ 76,044      $ 24,499       $  4,916
Cost of revenues (1)                                                               14,825         4,944          1,309
                                                                                 --------      --------       --------
      Gross profit                                                                 61,219        19,555          3,607

Operating expenses(1):
   Research and development                                                        14,421         3,449          1,672
   Sales and marketing                                                             17,411         4,892          1,002
   General and administrative                                                       8,709         2,389            509
                                                                                 --------      --------       --------
         Total operating expenses                                                  40,541        10,730          3,183
                                                                                 --------      --------       --------

      Income from operations                                                       20,678         8,825            424
Interest income, net                                                                1,552            88             14
                                                                                 --------      --------       --------
      Income before income taxes                                                   22,230         8,913            438
Income tax expense                                                                 14,245         4,103            118
                                                                                 --------      --------       --------
      Net income                                                                 $  7,985      $  4,810       $    320
                                                                                 ========      ========       ========

Earnings per share:
   Basic                                                                         $   0.17      $   0.11       $   0.01
   Diluted                                                                       $   0.15      $   0.10       $   0.01

Weighted average number of common and common equivalent shares outstanding:
   Basic                                                                           47,244        43,574         43,200
   Diluted                                                                         53,777        45,970         44,576

(1)   Stock-based compensation included in:
      Cost of revenues                                                           $    948      $     38       $      8
      Research and development                                                      7,182           669             92
      Sales and marketing                                                           4,695           449             62
      General and administrative                                                    3,807           729           --
                                                                                 --------      --------       --------
                                                                                 $ 16,632      $  1,885       $    162
                                                                                 ========      ========       ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                      IXIA
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                                                      Notes
                                                              Common Stock            Additional     Deferred       Receivable
                                                         -----------------------       Paid-In      Stock-based        From
                                                          Shares         Amount        Capital      Compensation   Shareholders
                                                         --------       --------      ----------    ------------   ----------
Balance as of December 31, 1997                            43,200       $    300       $    600       $   --         $   --
   Additional contribution of capital                                                       700
   Deferred stock-based compensation                                                        422         (422)
   Amortization of deferred stock-based compensation                                                     162
   Net income
                                                         --------       --------       --------       --------       --------
Balance as of December 31, 1998                            43,200            300          1,722           (260)          --
   Exercise of stock options                                  776             15
   Issuance of common stock                                 1,650            468                                         (319)
   Deferred stock-based compensation                                                      6,572         (6,572)
   Amortization of deferred stock-based compensation                                                     1,885
   Interest receivable from shareholders
   Net income                                                                                                              (9)
                                                         --------       --------       --------       --------       --------
Balance as of December 31, 1999                            45,626            783          8,294         (4,947)          (328)
   Exercise of stock options                                1,932            239
   Deferred stock-based compensation                                                     36,169        (36,169)
   Amortization of deferred stock-based compensation                                                    16,783
   Forfeiture of stock options                                                             (543)           392
   Stock option tax benefit                                                                  87
   Issuance of common stock in conjunction with             6,325         74,432
      initial public offering (net of issuance costs
      of $7,793)
   Repayment of note receivable                                                                                            90
   Interest receivable from shareholders                                                                                  (24)
   Net income
                                                         --------       --------       --------       --------       --------
Balance as of December 31, 2000                            53,883       $ 75,454       $ 44,007       $(23,941)      $   (262)
                                                         ========       ========       ========       ========       ========





                                                          Retained
                                                          Earnings
                                                          (Deficit)         Total
                                                          ---------       --------
Balance as of December 31, 1997                            $   (322)      $    578
   Additional contribution of capital                                          700
   Deferred stock-based compensation                                            --
   Amortization of deferred stock-based compensation                           162
   Net income                                                   320            320
                                                           --------       --------
Balance as of December 31, 1998                                  (2)         1,760
   Exercise of stock options                                                    15
   Issuance of common stock                                                    149
   Deferred stock-based compensation                                            --
   Amortization of deferred stock-based compensation                         1,885
   Interest receivable from shareholders                                        (9)
   Net income                                                 4,810          4,810
                                                           --------       --------
Balance as of December 31, 1999                               4,808          8,610
   Exercise of stock options                                                   239
   Deferred stock-based compensation                                            --
   Amortization of deferred stock-based compensation                        16,783
   Forfeiture of stock options                                                (151)
   Stock option tax benefit                                                     87
   Issuance of common stock in conjunction with                             74,432
      initial public offering (net of issuance costs
      of $7,793)
   Repayment of note receivable                                                 90
   Interest receivable from shareholders                                       (24)
   Net income                                                 7,985          7,985
                                                           --------       --------
Balance as of December 31, 2000                            $ 12,793       $108,051
                                                           ========       ========



  The accompanying notes are an integral part of these consolidated financial statements

                                      IXIA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                                     2000           1999           1998
                                                                                   --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $  7,985       $  4,810       $    320
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                    1,097            452            105
      Stock-based compensation                                                       16,632          1,885            162
      Interest receivable from shareholders                                             (24)            (9)          --
      Deferred income tax                                                            (2,972)          (422)           104
      Changes in operating assets and liabilities:
         Accounts receivable, net                                                    (7,517)        (3,231)        (1,126)
         Inventories                                                                 (4,843)          (342)          (404)
         Prepaid expenses and other current assets                                     (515)          (271)           (18)
         Other assets                                                                   (71)          (112)           (12)
         Accounts payable                                                             3,554            595            419
         Accrued expenses                                                             4,110            955            408
         Deferred revenue                                                             1,199            197             73
         Income taxes payable                                                        (2,357)         4,459             14
                                                                                   --------       --------       --------

            Net cash provided by operating activities                                16,278          8,966             45
                                                                                   --------       --------       --------
CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (3,706)        (1,021)          (425)
   Purchases of short-term investments                                              (11,000)          --             --
                                                                                   --------       --------       --------
            Cash used in investing activities                                       (14,706)        (1,021)          (425)
                                                                                   --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net of issuance costs                                   74,432            149           --
   Exercise of stock options                                                            239             15           --
   Contributed capital from shareholder                                                --             --              700
   Proceeds from related-party note receivable                                           90           --             --
   Proceeds (repayment) of related-party note payable                                  --             (500)           500
                                                                                   --------       --------       --------
            Net cash provided by (used in) financing activities                      74,761           (336)         1,200
                                                                                   --------       --------       --------
            Net increase in cash and cash equivalents                                76,333          7,609            820
Cash and cash equivalents at beginning of period                                      8,733          1,124            304
                                                                                   --------       --------       --------
Cash and cash equivalents at end of period                                         $ 85,066       $  8,733       $  1,124
                                                                                   ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
      Income taxes                                                                 $ 19,557       $     66       $   --
                                                                                   ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Issuance of shareholder notes receivable                                        $   --         $    319       $   --
                                                                                   ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements

                                      IXIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business

      Ixia (the "Company") was incorporated on May 27, 1997, as a California corporation. The Company designs and markets high-speed, multi-port network performance analysis systems that generate and analyze data traffic over optical and electrical networks. Through March 1998, the Company was considered to be in the development stage and was principally engaged in research and development, raising capital and forming its management team. During April 1998, the Company ceased to be in the development stage.

      On October 17, 2000, the Company sold 6,325,000 shares of common stock in an initial public offering, including 825,000 shares sold upon exercise of the underwriters' over-allotment option. Net proceeds to the Company totaled approximately $74.4 million, net of offering costs of approximately $7.8 million.

      Use of Estimates

      In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Consolidation

      All subsidiaries are consolidated. All intercompany transactions and accounts are eliminated.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

      Short-Term Investments

      Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. To date, all short-term investments have been classified as held-to-maturity, are carried at cost and mature in less than one year. Realized gains and losses on held-to-maturity investments are included in interest income and were not significant in 2000. The cost of securities sold is based on specific identification. Premiums and discounts are amortized over the period from acquisition to maturity and are included in investment income, along with interest and dividends.

                                      IXIA

      Fair Value of Financial Instruments

      The Company's financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and other liabilities are carried at cost, which approximates their fair values because of the short-term maturity of these instruments and the relative stability of interest rates.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to obsolescence and other factors in evaluating net realizable value.

      Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, ranging from two to seven years. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions. Repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the Statement of Operations.

      Long-Lived Assets

      The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. To date, no such impairment has been recorded.

      Hardware Product Warranty Costs

      The Company generally warrants its products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Accrued hardware product warranty costs are included as a component of accrued expenses on the accompanying balance sheets.

      Revenue Recognition

      The software component of the Company's products is an integral part of its functionality. As such, the Company applies the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software

                                      IXIA

Revenue Recognition."

      The Company's products are fully functional at the time of shipment. The software components of the Company's products do not require significant production, modification or customization. As such, revenue from product sales is recognized upon shipment provided that (1) a purchase order has been received or a contract has been executed; (2) title has transferred; (3) the fee is fixed and determinable; and (4) collectibility is deemed probable. Revenue associated with multiple-element arrangements (products and post-contract customer support ("PCS"), is allocated to each element based on vendor-specific objective evidence of fair value. Revenue related to future PCS is initially deferred and subsequently recognized ratably over the term of the service period. Extended warranty and other service revenues are recognized ratably over the respective service periods. Such service revenue has not been significant to date.

      Research and Development

      Costs related to research and development of products are expensed as incurred. Costs incurred to establish the technological feasibility of a software product are considered research and development costs and are expensed as incurred. Once technological feasibility is established, all development costs incurred until general product release are subject to capitalization. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs.

      Software Developed for Internal Use

      The Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance phases. To date, capitalized internal use software costs have not been significant.

      Advertising

      Advertising costs are expensed as incurred. Advertising costs were $484,000, $256,000 and $52,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

      Stock-Based Compensation

      The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock and stock options issued. Accordingly, any compensation expense is recognized over the vesting period and represents the difference between the deemed fair value for accounting purposes of the

                                      IXIA
underlying stock and the purchase price or the exercise price at the date of grant. The Company has provided additional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18.

      Income Taxes

      The Company accounts for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

      Earnings Per Share

      Earnings per share are computed using the weighted average number of shares outstanding and dilutive common stock equivalents (options and restricted stock) in accordance with SFAS No. 128, "Earnings per Share."

      Comprehensive Income

      The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income, other than net income.

      Segments

      The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable business segments as of, and for the years ended, December 31, 2000, 1999 and 1998. All of the Company's long-lived assets were located in the United States as of December 31, 1999 and 1998. The amount of the Company's long-lived assets located outside of the United States as of December 31, 2000 was not significant.

      Reclassifications

      Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

                                      IXIA

      Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Adoption of SAB 101 was required in the fourth quarter of 2000. The Company's revenue recognition policies comply with SAB 101.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for various matters. The adoption of this guidance has not had a material impact on the Company's financial position or results of operations.


2.    CONCENTRATIONS

      Credit Risk

      Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with reputable financial institutions, and at times, cash balances may be in excess of FDIC insurance limits. The Company extends differing levels of credit to customers, does not require collateral deposits, and maintains reserves for potential credit losses based upon the expected collectibility of accounts receivable. Credit losses to date have been within management's expectations and have not been significant.

      Customers comprising at least 10% of net revenues were as follows (in thousands except percentages):

                                                                           Year Ended December 31,
                                                  --------------------------------------------------------------------------
                                                          2000                       1999                       1998
                                                  --------------------       --------------------       --------------------
                                                               % of Net                  % of Net                    % of Net
                                                  Amount       Revenues      Amount      Revenues       Amount       Revenues
                                                  -------      -------       -------      -------       -------      -------
Customer A                                        $22,426           30%      $ 7,549           31%      $ 1,522           32%
Customer B                                           --           --            --           --             493           10
                                                  -------      -------       -------      -------       -------      -------


      As of December 31, 2000, 1999 and 1998, the Company had receivable balances from Customer A approximating 31%, 16% and 24%, of total accounts receivable, respectively.

      International Revenues

      Net revenues from international product shipments were $12.1 million in 2000, $3.2 million in 1999 and $565,000 in 1998.

                                      IXIA

      Sources of Supply

      The Company currently buys a number of key components of its products from a limited number of suppliers. Although there are a limited number of manufacturers of these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely.


3.    SELECTED BALANCE SHEET DATA (IN THOUSANDS)

      Accounts Receivable, Net

            Accounts receivable, net consisted of the following:

                                    December 31,   December 31,
                                       2000           1999
                                    -----------    ------------
Trade accounts receivable            $ 12,134       $  4,446
Allowance for doubtful accounts          (260)           (89)
                                     --------       --------
                                     $ 11,874       $  4,357
                                     ========       ========

      Inventories

            Inventories consisted of the following:

                  December 31,  December 31,
                      2000         1999
                  ------------  ------------
Raw materials        $2,612       $  506
Work in process       2,039          179
Finished goods          938           61
                     ------       ------
                     $5,589       $  746
                     ======       ======

      Property and Equipment, Net

            Property and equipment, net consisted of the following:

                                 December 31,  December 31,
                                     2000          1999
                                 ------------  ------------
Computer equipment                 $   770       $   232
Computer software                      382           155
Demonstration equipment              2,470         1,021
Furniture and other equipment        1,365           110
Leasehold improvements                 237          --
                                   -------       -------
                                     5,224         1,518
Accumulated depreciation            (1,663)         (566)
                                   -------       -------
                                   $ 3,561       $   952
                                   =======       =======


      Accrued Expenses

            Accrued expenses consisted of the following:

                                      IXIA

                       December 31,   December 31,
                          2000           1999
                       -----------    -----------
Accrued payroll          $  277         $   95
Accrued commissions         811            393
Accrued bonuses           2,456            414
Accrued warranty            334            140
Accrued sales tax           752            132
Other                       862            208
                         ------         ------
                         $5,492         $1,382
                         ======         ======


4.   INCOME TAXES

      Income tax expense consisted of the following (in thousands):

                          Year Ended December 31,
                   --------------------------------------
                     2000           1999            1998
                   --------       --------       --------
Current:
      Federal      $ 13,973       $  3,685       $     13
      State           3,219            840              1
Deferred:
      Federal        (2,544)          (445)           134
      State            (403)            23            (30)
                   --------       --------       --------
                   $ 14,245       $  4,103       $    118
                   ========       ========       ========

      The net effective income tax rate differed from the federal statutory income tax rate as follows (in thousands):

                                                     Year Ended December 31,
                                            ----------------------------------------
                                              2000            1999            1998
                                            --------        --------        --------
Federal statutory expense:                  $  7,781        $  3,030        $    149
State taxes, net of federal benefit            1,277             520              25
Research and development credits                (970)           (156)           (125)
Nondeductible stock-based compensation         6,049             702              53
Other                                            108               7              16
                                            --------        --------        --------
Income tax expense                          $ 14,245        $  4,103        $    118
                                            ========        ========        ========

Net effective income tax rate                   64.1%           46.0%           26.9%

                                      IXIA

      The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

                                                       December 31,   December 31,
                                                          2000           1999
                                                       ------------   ------------
Deferred tax assets:
      State income taxes                                 $  978         $  261
      Allowance for doubtful accounts                       114             38
      Depreciation and amortization                          82             29
      Research  and development credit carryforward         145           --
      Warranty accruals                                     147             60
      Deferred revenue                                      644            116
      Stock-based compensation                              692             58
      Inventory adjustments                                 320             19
      Other                                                 462             31
                                                         ------         ------
         Total deferred tax assets                        3,584            612
Current                                                   3,321            585
                                                         ------         ------
Non-current                                              $  263         $   27
                                                         ======         ======


      Realization of the December 31, 2000 deferred tax assets is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.


5.    COMMITMENTS AND CONTINGENCIES

      Leases

      The Company leases its facilities and certain computer equipment under noncancelable operating leases for varying periods through January 2007, excluding options to renew. The following are the future minimum commitments under these leases (in thousands):

     Year Ending December 31,

           2001                              $      1,309
           2002                                     1,306
           2003                                     1,301
           2004                                     1,305
           2005                                     1,336
           Thereafter                               1,945
                                             ------------
                                             $      8,502
                                             ============

      Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $871,000, $67,000 and 19,000, respectively.

                                      IXIA

      Litigation

      From time to time, certain legal actions may arise in the ordinary course of the Company's business. To date, such legal actions have not had a material adverse effect on the Company's financial position, results of operations or cash flows.

      An employee of the Company was a named defendant in an action taken by the employee's former employer Netcom Systems ("Netcom," a subsidiary of Spirent) who alleged that the employee misappropriated trade secrets and wrongfully solicited Netcom's employees. Netcom sought damages and an injunction. The courts twice denied Netcom's application for a temporary restraining order. The Company was not a named defendant in this matter. In March 2001, a settlement agreement was entered into that resulted in the dismissal with prejudice of the lawsuit. The settlement agreement did not require that either party make any payments to the other and placed no restrictions on the employee's ability to continue his employment with the Company.


6.    SHAREHOLDERS' EQUITY

      Contribution of Capital

      During the year ended December 31, 1998, the Company's then principal shareholder contributed additional cash to the Company of $700,000. The contributions were non-reciprocal in nature and were recorded in shareholders' equity as a component of additional paid-in capital.

      Stock Splits

      In January 1998, the Board of Directors authorized a five-for-one split of the Company's common stock, effected in the form of a stock dividend paid to shareholders of record on March 16, 1998. In February 2000, the Board of Directors authorized a three-for-one split of the Company's common stock, effected in the form of a stock dividend paid to shareholders of record on March 21, 2000. The share information in the accompanying financial statements and related notes for all periods prior to these stock splits have been adjusted to reflect the stock splits.

      Common Stock

      In June 1999, the Company issued 225,000 shares of common stock to a director in exchange for services and $64,000. The deemed fair value of these shares for accounting purposes was determined to be $243,000, of which the intrinsic value of $179,000 was recognized as stock-based compensation expense for the year ended December 31, 1999.

                                      IXIA

      In August 1999, the Company issued 900,000 shares of common stock to its two employee founders in exchange for services and notes receivable totaling $255,000. The shares are subject to a lapsing repurchase right which allows the Company at its option to repurchase any unvested shares at the original purchase price of $0.28 per share. The shares vest in eight equal quarterly installments commencing on September 30, 1999, subject to acceleration provisions for certain employment termination situations. The deemed fair value of these shares for accounting purposes was determined to be $1,287,000, resulting in deferred stock-based compensation totaling $1,032,000, of which approximately $559,000 and $323,000 was recognized as stock-based compensation expense for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, 225,000 of these shares were unvested.

      In September 1999, the Company issued 225,000 shares of common stock to a non-employee shareholder in exchange for services and note receivable totaling $64,000. The shares are subject to a lapsing repurchase right which allows the Company at its option to repurchase any unvested shares at the original purchase price of $0.28 per share. The shares vest in eight equal quarterly installments commencing on September 30, 1999, subject to acceleration provisions for certain service termination situations. This stock award is a variable award and has resulted in deferred stock-based compensation of approximately $2,044,000 and $1,002,000 during the years ended December 31, 2000 and 1999, respectively, of which approximately $1,654,000 and $275,000 were recognized as stock-based compensation expense for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, approximately 56,000 of these shares were unvested.

      In September 1999, the Company issued 300,000 shares of common stock to an employee in exchange for $85,000. The shares are subject to a lapsing repurchase right which allows the Company at its option to repurchase any unvested shares at the original purchase price of $0.28 per share. 75,000 of the shares vested on September 30, 2000 with the remaining shares vesting in twelve equal quarterly installments commencing on December 31, 2000. The deemed fair value of these shares for accounting purposes was determined to be $462,000, resulting in deferred stock-based compensation totaling $377,000, of which stock-based compensation expense for the years ended December 31, 2000 and 1999 was $149,000 and $98,000, respectively. As of December 31, 2000, approximately 206,000 of these shares were unvested.

      Notes Receivable from Shareholders

      As of December 31, 1999, the Company held promissory notes from the Company's two employee founders and a non-employee shareholder which totaled $319,000 for the issuance of 1,125,000 shares of common stock. The notes bear interest at 8% per annum and are due at various dates through September 2002. The notes, which are classified as a component of shareholders' equity, are full recourse and are collateralized by the related shares of the Company. During September 2000, the non-employee shareholder promissory note was paid in full. As of December 31, 2000, the two remaining notes totaled $262,000. For the year ended December 31, 2000 and 1999, the Company recorded interest income of approximately $24,000 and $9,000, respectively, relating to these notes receivable.

                                      IXIA

      Warrants

      In August 2000, the Company issued warrants to purchase 80,000 shares of common stock to a director. The warrants have an exercise price of $7.00 and vest in four equal quarterly installments commencing September 30, 2000. The deemed fair value of these warrants for accounting purposes was determined to be $777,000, resulting in deferred stock-based compensation totaling $217,000, of which approximately $108,000 was recognized as stock-based compensation expense for the year ended December 31, 2000.

      Stock Options

      The Company's 1997 Stock Option Plan, as amended (the "1997 Plan"), provides for the issuance of stock-based awards to qualified employees, directors and consultants of the Company. The stock-based awards may include incentive stock options or nonqualified stock options. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of the Company's common stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest 25% on the first anniversary of the grant date with the remaining options vesting in 12 equal quarterly installments with the first installment vesting on the last day of the first full calendar quarter following the first anniversary. In the event the holder ceases to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after optionee's termination for cause, up to three months after termination other than for cause or death or disability, or up to six months after termination by disability or death. As of December 31, 2000, the Company has reserved 17,000,000 shares of its common stock for issuance under the 1997 Plan, 3,519,000 of which were available for future grant as of such date.

      The Company's Director Plan (the "Director Plan") was approved by our shareholders in September 2000 and provides for the issuance of stock-based awards to Company directors. The Company has reserved a total of 200,000 shares of common stock for issuance under the plan. The option grants under the plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of our common stock on the grant date. The plan provides for an initial grant to a non-employee director of an option to purchase 10,000 shares of common stock upon the director's initial election or appointment to the board. The plan also provides for each non-employee director to be granted an option to purchase 5,000 shares of common stock upon the director's re-election to the board at an annual meeting of shareholders, provided the director has served as a non-employee director for at least six months preceding the date of the annual meeting. The grants become exercisable in four equal quarterly installments commencing on the last day of the calendar quarter in which the option is granted. The plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of December 31, 2000 no options had been granted under this plan.

                                      IXIA

      The following table summarizes information relating to stock option activity under the above plans for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share data):


                                               Outstanding     Weighted
                                                Options         Average
                                                Number of    Exercise Price
                                                 Shares        Per Share
                                               -----------   --------------
Options Outstanding as of December 31, 1997        1,125       $   0.01
     Granted                                       2,690           0.07
     Exercised                                      --             --
     Canceled                                       --             --
                                                --------
Options Outstanding as of December 31, 1998        3,815           0.05
     Granted                                       3,300           0.29
     Exercised                                      (776)          0.02
     Canceled                                        (91)          0.28
                                                --------
Options Outstanding as of December 31, 1999        6,248           0.18
     Granted                                       6,636           4.30
     Exercised                                    (1,932)          0.12
     Canceled                                       (179)          3.79
                                                --------
Options Outstanding as of December 31, 2000       10,773       $   2.67
                                                ========

      Options granted for the years ended December 31, 2000, 1999 and 1998 resulted in total deferred stock-based compensation of $33,908,000, $3,982,000 and $422,000, respectively, which was recorded as deferred compensation in shareholders' equity. The deferred stock-based compensation represented the difference between the exercise price of the options and the deemed fair value of the Company's common stock for accounting purposes at the date of grant. The deferred stock-based compensation is recognized as stock-based compensation expense in the statements of income over the related vesting periods of the options.

      For the years ended December 31, 2000, 1999 and 1998, stock-based compensation expense related to stock option grants included in the accompanying statements of income was approximately $14,162,000, $1,010,000 and $162,000, respectively. Annual amortization of deferred stock-based compensation as of December 31, 2000 is expected to be $13,944,000, $6,590,000, $2,875,000 and
$532,000 for the years ending December 31, 2001, 2002, 2003 and 2004, respectively.



      Additional information with respect to stock options outstanding as of December 31, 2000 is as follows (in thousands, except per share data):

                                      IXIA

                                         Options Oustanding                       Options Exercisable
                           -----------------------------------------------     -------------------------
                                             Weighted
                                              Average         Weighted                          Weighted
                                             Remaining         Average                           Average
        Range of             Number         Contractual       Exercise           Number         Exercise
     Exercise Price        Outstanding          Life            Price          Outstanding        Price
  --------------------     -----------      -----------    ---------------     -----------      --------
  $ 0.01    to  $ 0.02            871          6.98          $  0.02                 269       $   0.01
    0.05    to    0.07            377          7.38             0.07                 100           0.06
    0.13    to    0.17            473          7.79             0.16                  92           0.16
    0.23    to    0.34          2,531          8.51             0.29                 577           0.30
    0.37    to    0.37          2,418          9.14             0.37                  --             --
    2.00    to    3.00          1,207          9.39             2.42                  --             --
    3.50    to    5.00            372          9.50             3.55                  --             --
    7.00    to   11.00          2,383          9.65             8.38                  46           9.06
   18.38    to   29.38            141          9.88            19.83                  --             --
                           ----------                                          ---------

  $0.01     to  $29.38         10,773          8.86          $  2.67               1,084       $   0.57
                           ==========                                          =========

      The average deemed fair value for accounting purposes of options granted was $11.64, $1.69 and $0.25 per share for the years ended December 31, 2000, 1999 and 1998, respectively. There were no options exercised subject to repurchase as of December 31, 2000.

      The Company calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                            Year Ended December 31,
                                    -------------------------------------
                                       2000          1999          1998
                                    ----------    ----------    ---------
Expected lives (in years)              10            10             10
Risk-free interest rates                6.00%         6.00%          5.75%
Dividend yield                          0%            0%             0%
Expected volatility                    80%            0%             0%

      Had compensation costs been determined based upon the Black-Scholes methodology prescribed under SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would approximate the following pro forma amounts (in thousands, except per share data):

                                      IXIA

                                             Reported      Pro Forma
                                           ------------   ------------
For the year ended December 31, 1998:
      Net income                           $        320   $        297
      Earnings per share--- Basic          $       0.01   $       0.01
      Earnings per share--- Diluted        $       0.01   $       0.01

For the year ended December 31, 1999:
      Net income                           $      4,810   $      4,664
      Earnings per share--- Basic          $       0.11   $       0.11
      Earnings per share--- Diluted        $       0.10   $       0.10

For the year ended December 31, 2000:


      Net income                           $      7,985   $      6,011
      Earnings per share--- Basic          $       0.17   $       0.13
      Earnings per share--- Diluted        $       0.15   $       0.11


      Employee Stock Purchase Plan

      The employee stock purchase plan was adopted and approved in September 2000. The plan became effective upon the closing of the Company's initial public offering. The Company has reserved a total of 300,000 shares of common stock for issuance under the plan, together with an automatic annual increase in the number of shares reserved under the plan on May 1 of each year.

      The plan permits eligible employees to purchase common stock, subject to limitations as set in the plan agreement, through payroll deductions, which may not exceed 15% of an employee's compensation or $25,000 per annum.

      Unless the Board of Directors determines otherwise, the plan has been implemented in a series of overlapping 24-month offering periods with new offering periods commencing on May 1 and November 1 of each year. Each offering period is divided into four consecutive six-month purchase periods. All participants in an offering period are granted an option on the first day of the offering period, and the option is automatically exercised on the last day of each purchase period throughout the offering period. The purchase price of the Company's common stock for each purchase period within an offering period is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the applicable purchase period, whichever is lower.


7.   EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

                                      IXIA

                                                                   Year Ended December 31,
                                                           --------------------------------------
                                                             2000           1999           1998
                                                           --------       --------       --------
Basic Presentation
Numerator:
   Net income                                              $  7,985       $  4,810       $    320
Denominator:
   Weighted average common shares                            48,060         44,029         43,200
   Adjustment for common shares subject to repurchase          (816)          (455)          --
                                                           --------       --------       --------
   Adjusted weighted average common shares                   47,244         43,574         43,200
                                                           ========       ========       ========

Basic net income per share                                 $   0.17       $   0.11       $   0.01
                                                           ========       ========       ========
Diluted presentation
Denominator:
   Shares used above                                         48,060         44,029         43,200
   Weighted average effect of dilutive securities:
      Stock options                                           4,901          1,486          1,376
      Common shares subject to repurchase                       816            455           --
                                                           --------       --------       --------
Denominator for diluted calculation                          53,777         45,970         44,576
                                                           ========       ========       ========

Diluted net income per share                               $   0.15       $   0.10       $   0.01
                                                           ========       ========       ========

      The diluted per share computations for the year ended December 31, 2000, excludes 161,000 options which were antidilutive. There were no shares excluded from the diluted earnings computation for the years ended December 31, 1999 and 1998.


8.   RETIREMENT PLAN

      The Company provides a 401(k) Retirement Plan (the "Plan") to eligible employees who may authorize up to 15% of their compensation to be invested in employee elected investment funds. As determined annually by the Board of Directors, the Company may contribute matching funds of up to 6% of the employee's compensation. These matching contributions vest based on the employee's years of service with the Company. For the years ended December 31, 2000, 1999 and 1998, the Company expensed and made contributions to the Plan in the amount of approximately $143,000, $59,000 and $18,000, respectively.


9.   RELATED PARTY TRANSACTIONS

      In June 1998, the Company received $500,000 from a director/shareholder of the Company in exchange for a note. In September 1999, the Company repaid the note in full.

      Revenues from companies in which a director/shareholder of the Company is a significant shareholder totaled $1,820,000, $436,000 and $95,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Related party accounts receivable as of December 31, 2000, 1999 and 1998 were $66,000, $28,000 and $81,000, respectively.

                                      IXIA

10.   QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                                           Three Months Ended
                                --------------------------------------------------------------------------------------------------
                                Mar. 31      Jun. 30      Sep. 30      Dec. 31      Mar. 31      Jun. 30      Sep. 30      Dec. 31
                                  1999         1999         1999         1999         2000         2000         2000         2000
                                -------      -------      -------      -------      -------      -------      -------      -------
                                                                      (in thousands, except per share data)
STATEMENT OF INCOME DATA:
Net revenues                    $ 3,062      $ 5,152      $ 7,128      $ 9,157      $11,193      $17,075      $21,263      $26,513
Gross profit                      2,573        4,229        5,596        7,157        9,052       13,590       17,251       21,326
Income before income taxes        1,210        1,902        2,729        3,072        3,547        4,217        6,004        8,462
Net income                          724        1,026        1,472        1,588        1,347          940        1,555        4,143
Earning per share:
   Basic                        $  0.02      $  0.02      $  0.03      $  0.04      $  0.03      $  0.02      $  0.03      $  0.08
   Diluted                         0.02         0.02         0.03         0.03         0.03         0.02         0.03         0.07

                                 EXHIBIT INDEX

Exhibit
Number                      Description
-------                     -----------
 23.1                 Consent of PricewaterhouseCoopers LLP