Form 10-Q
period 2000-03-31
IXIA
filed 2001-05-14
CIK 1120295

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001


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

                               Yes [X]     No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             COMMON STOCK                          54,544,537
        (Class of Common Stock)             (Outstanding at May 3, 2001)


================================================================================

                                      IXIA

                                TABLE OF CONTENTS


                                                                                                      PAGE NUMBER
                                                                                                      -----------
PART I.       FINANCIAL INFORMATION

              ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                          Consolidated Balance Sheets as of March 31, 2001 and
                          December 31, 2000                                                                3

                          Consolidated Statements of Income for the three months ended
                          March 31, 2001 and 2000                                                          4

                          Consolidated Statements of Cash Flows for the three months
                          ended March 31, 2001 and 2000                                                    5

                          Notes to Consolidated Financial Statements                                       6


              ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS                                              8

              ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                          RISK                                                                            12


PART II.      OTHER INFORMATION

              ITEM 1.     LEGAL PROCEEDINGS                                                               13
              ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                       13
              ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                13


SIGNATURES                                                                                                14


                                      IXIA
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   MARCH 31,              DECEMBER 31,
                                                                                     2001                    2000
                                                                                  ------------            -----------
                                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 101,984                $  96,066
   Accounts receivable, net                                                           13,621                   11,874
   Inventories                                                                         5,865                    5,589
   Prepaid expenses and other current assets                                           4,047                    4,127
                                                                                   ---------                ---------

     Total current assets                                                            125,517                  117,656

Property and equipment, net                                                            4,752                    3,561
Other assets, net                                                                        462                      465
                                                                                   ---------                ---------

     Total assets                                                                  $ 130,731                $ 121,682
                                                                                   =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   2,782                $   4,641
   Accrued expenses                                                                    4,339                    5,492
   Deferred revenues                                                                   1,020                    1,469
   Income taxes payable                                                                5,477                    2,029
                                                                                   ---------                ---------
     Total liabilities                                                                13,618                   13,631
Shareholders' equity:
   Common stock, no par value; 200,000 shares authorized,                             75,496                   75,454
     54,049 and 53,883 shares issued and outstanding as of
     March 31, 2001 and December 31, 2000, respectively
   Additional paid-in capital                                                         42,467                   44,007
   Deferred stock-based compensation                                                 (18,108)                 (23,941)
   Notes receivable from shareholders                                                   (267)                    (262)
   Retained earnings                                                                  17,525                   12,793
                                                                                   ---------                ---------
     Total shareholders' equity                                                      117,113                  108,051
                                                                                   ---------                ---------
     Total liabilities and shareholders' equity                                    $ 130,731                $ 121,682
                                                                                   =========                =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      IXIA
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)



                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        ---------------------------------
                                                                            2001                 2000
                                                                        -----------            ----------
Net Revenues                                                              $28,823                $11,193
Cost of revenues(1)                                                         5,910                  2,141
                                                                          -------                -------
     Gross profit                                                          22,913                  9,052

Operating expenses(1):
   Research and development                                                 5,098                  2,070
   Sales and marketing                                                      5,868                  2,188
   General and administrative                                               2,639                  1,344
                                                                          -------                -------
       Total operating expenses                                            13,605                  5,602
                                                                          -------                -------

     Income from operations                                                 9,308                  3,450
Interest income, net                                                        1,280                     97
                                                                          -------                -------
     Income before income taxes                                            10,588                  3,547
Income tax expense                                                          5,856                  2,200
                                                                          -------                -------
     Net income                                                           $ 4,732                $ 1,347
                                                                          =======                =======

Earnings per share:
   Basic                                                                  $  0.09                $  0.03
   Diluted                                                                $  0.08                $  0.03

Weighted average number of common and common equivalents
 shares outstanding:
   Basic                                                                   53,541                 44,762
   Diluted                                                                 62,336                 49,644


(1) Stock-based compensation included in:
     Cost of revenues                                                     $   262                $   131
     Research and development                                               2,050                    987
     Sales and marketing                                                    1,105                    557
     General and administrative                                               814                    692
                                                                          -------                -------
                                                                          $ 4,231                $ 2,367
                                                                          =======                =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      IXIA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                       ------------------------------------
                                                                           2001                    2000
                                                                       ------------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   4,732                 $   1,347
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                                             458                       176
     Stock-based compensation                                               4,231                     2,367
     Interest receivable from shareholders                                     (5)                       (6)
     Changes in operating assets and liabilities:
       Accounts receivable, net                                            (1,747)                   (1,894)
       Inventories                                                           (276)                     (488)
       Prepaid expenses and other current assets                               80                       (15)
       Other assets                                                             3                       (98)
       Accounts payable                                                    (1,859)                      730
       Accrued expenses                                                    (1,153)                      101
       Deferred revenue                                                      (449)                       80
       Income taxes payable                                                 3,510                    (2,416)
                                                                        ---------                 ---------
         Net cash provided by (used in) operating
           activities                                                       7,525                      (116)
                                                                        ---------                 ---------
CASH USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (1,649)                     (424)
                                                                        ---------                 ---------
         Cash used in investing activities                                 (1,649)                     (424)
                                                                        ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                     42                        31
                                                                        ---------                 ---------
         Net cash provided by financing activities                             42                        31
                                                                        ---------                 ---------
         Net increase (decrease) in cash and cash
           equivalents                                                      5,918                      (509)
Cash and cash equivalents at beginning of period                           96,066                     8,733
                                                                        ---------                 ---------
Cash and cash equivalents at end of period                              $ 101,984                 $   8,224
                                                                        =========                 =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      IXIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   BUSINESS

     Ixia (the "Company") was incorporated on May 27, 1997 as a California corporation. The Company designs and markets high-speed, multi-port network performance analysis systems that generate and analyze data traffic over optical and electrical networks.

2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the current year.

     These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

3.   EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 (in thousands, except per share data):


                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            2001             2000
                                                         ----------       ---------
Basic presentation
Numerator:
   Net income                                              $  4,732       $  1,347
Denominator:
   Weighted average common shares                            53,949         45,835
   Adjustment for common shares subject to repurchase          (408)        (1,073)
                                                           --------       --------
Denominator for basic calculation                            53,541         44,762
                                                           ========       ========

Basic earnings per share                                   $   0.09       $   0.03
                                                           ========       ========


                                      IXIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Diluted presentation
Denominator:
   Shares used above                                    53,541      44,762
   Weighted average effect of dilutive securities:
     Stock options and warrants                          8,387       3,809
     Common shares subject to repurchase                   408       1,073
                                                        ------      ------
Denominator for diluted calculation                     62,336      49,644
                                                        ======      ======

Diluted earnings per share                              $ 0.08      $ 0.03
                                                        ======      ======


4.   INVENTORIES

     Inventories consist of the following (in thousands):


                                      MARCH 31,     DECEMBER 31,
                                        2001            2000
                                    -----------     ------------
Raw materials                       $   2,125         $  2,612
Work in process                         1,771            2,039
Finished goods                          1,969              938
                                    ---------         --------
                                    $   5,865         $  5,589
                                    =========         ========


5.   RELATED PARTY TRANSACTIONS

     The Company recorded $356,000 and $372,000 of net revenues for the three months ended March 31, 2001 and 2000, respectively. Such sales in the three months ended March 31, 2000 consisted of sales (i) to a company affiliated with and controlled by a director of the Company and (ii) to the subsidiary of a company in which three directors/shareholders of the Company are also directors. Such sales in the three months ended March 31, 2001 consisted solely of sales to such subsidiary. Related party accounts receivable as of March 31, 2001 and December 31, 2000 were $207,000 and $66,000, respectively.

6.   CONCENTRATIONS

International Revenues:

     Net revenues from international product shipments were $4.2 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively.

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

     Only one customer comprises more than 10% of net revenues as follows (in thousands, except percentages):

                                      IXIA

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                       THREE MONTHS ENDED MARCH 31,
                                                     --------------------------------
                                                         2001                  2000
                                                     ------------           ---------
Amount of net revenues                               $    8,020             $  2,183
As a percentage of total net revenues                        28%                  20%


     As of March 31, 2001 and December 31, 2000, the Company had receivable balances from the customer approximating 5.0% and 30.6%, respectively, of total accounts receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001, or of any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Our product offerings include a variety of interface cards, chassis that hold the interface cards and related software products. Our interface cards can generate traffic over a variety of optical and electrical interfaces such as Packet Over SONET and Gigabit Ethernet. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

PRODUCTS

                                                   THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------------
                                                    2001                   2000
                                          ---------------------    --------------------
                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
Optical interface cards                   $18,281         63.4%    $ 5,738         51.3%
Electrical interface cards                  6,696         23.2       4,072         36.4
Chassis, software and other products        3,846         13.4       1,383         12.3
                                          -------      -------     -------      -------
Total                                     $28,823        100.0%    $11,193        100.0%
                                          =======      =======     =======      =======


     Sales to our five largest customers collectively accounted for approximately $12.2 million or 42.2% of our net revenues for the three months ended March 31, 2001 and $4.8 million or 43.2% of our net revenues for the three months ended March 31, 2000. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our systems to a wide variety of customers. Through March 31, 2001, we had shipped our systems to over

290 customers. To the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

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

     -    the mix of our products sold;

     -    new product introductions by us and by our competitors;

     -    changes in our pricing policies and those of our competitors;

     -    demand for our products;

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

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing and customer support functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase as we hire additional sales and marketing personnel, expand our marketing programs and establish new sales offices.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses, including rent. We expect general and and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business.

     In connection with the grant of stock options, warrants and the sale of restricted stock, we recorded deferred stock-based compensation of $17.1 million in the three months ended March 31, 2000. This amount represents the difference between the deemed fair value of our common stock for accounting purposes and
(1) the exercise price of the options and warrants at the date of grant or (2) the purchase price of the restricted stock. Deferred stock-based compensation is presented as a reduction of shareholders' equity, with amortization recorded over the vesting period, which is typically four years. In the three months ended March 31, 2001, deferred stock-based compensation decreased from December 31, 2000 by $1.4 million due to the forfeiture of options and changes in the market value of the Company's common stock that affected certain equity instruments which receive variable accounting treatment. We amortized $4.2 million of stock-based compensation in the three months ended March 31, 2001 and $2.4 million in the three months ended March 31, 2000. Based on the unvested options, warrants and stock subject to repurchase as of March 31, 2001, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows: $8.4 million in the remaining nine months of 2001, $6.4 million in 2002, $2.8 million in 2003 and $541,000 in 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options, warrants and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company's common stock could also affect future stock-based compensation expense related to equity instruments which receive variable accounting treatment.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:



                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              -------------------
                                                2001        2000
                                              -------      ------
Net Revenues                                   100.0%      100.0%
Cost of revenues(1)                             20.5        19.1
                                               -----       -----
     Gross profit                               79.5        80.9

Operating expenses(1):
   Research and development                     17.7        18.5
   Sales and marketing                          20.3        19.6
   General and administrative                    9.2        12.0
                                               -----       -----
       Total operating expenses                 47.2        50.1
                                               -----       -----

     Income from operations                     32.3        30.8
Interest income, net                             4.4         0.9
                                               -----       -----
     Income before income taxes                 36.7        31.7
Income tax expense                              20.3        19.7
                                               -----       -----
     Net income                                 16.4%       12.0%
                                               =====       =====

---------------
(1) Stock-based compensation included in:
     Cost of revenues                            0.9%        1.1%
     Research and development                    7.1         8.8
     Sales and marketing                         3.9         5.0
     General and administrative                  2.8         6.2
                                               -----       -----
                                                14.7%       21.1%
                                               =====       =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     Net Revenues. In the first quarter of 2001, net revenues increased 158% to $28.8 million from the $11.2 million recorded in the first quarter of 2000. This increase was primarily related to increased unit sales across our product lines, the introduction of new product lines and sales to new customers. The Company received new orders of $22.5 million in the first quarter of 2001. This represents a 49% increase in orders from the first quarter of 2000 and a 14% decrease in orders from the fourth quarter of 2000.

     Gross Profit. In the first quarter of 2001, gross profit increased 153% to $22.9 million from the $9.1 million recorded in the first quarter of 2000. This increase in gross profit is attributable to the higher level of net revenues recorded in the three month period of the current year in comparison to the prior year. In the first quarter of 2001, gross profit as a percentage of net revenues decreased to 79.5% from 80.9% for the first quarter of 2000. This decrease was primarily a result of increased amortization of stock-based compensation related to the issuance of stock options prior to the Company's initial public offering in the fourth quarter of 2000.

     Research and Development Expenses. In the first quarter of 2001, research and development expenses increased 146% to $5.1 million from the $2.1 million recorded in the first quarter of 2000. This increase was a result of higher compensation and related benefit costs due to the addition of engineering personnel, increased amortization of stock-based compensation related to the issuance of equity instruments prior to the Company's initial public offering in the fourth quarter of 2000 and increased costs associated with new product development. Excluding stock-based compensation related to individuals engaged in research and development activities, research and development expenses increased to $3.0 million in the three months ended March 31, 2001 from $1.1 million in the three months ended March 31, 2000.

     Sales and Marketing Expenses. In the first quarter of 2001, sales and marketing expenses increased 168% to $5.8 million from the $2.2 million recorded in the first quarter of 2000. This increase was primarily due to additional direct sales and marketing personnel, increases in commissions and amortization of stock-based compensation associated with the issuance of equity instruments prior to the Company's initial public offering in the fourth quarter of 2000. Excluding stock-based compensation related to individuals engaged in sales and marketing activities, sales and marketing expenses increased to $4.8 million in the three months ended March 31, 2001 from $1.6 million in the three months ended March 31, 2000.

     General and Administrative Expenses. In the first quarter of 2001, general and administrative expenses increased 96% to $2.6 million from the $1.3 million recorded in the first quarter of 2000. This increase was related to increased expenses for professional services, primarily legal, recruiting and accounting, and higher facility rental costs and higher compensation expense resulting from increased personnel. Excluding stock-based compensation related to personnel engaged in general and administrative activities, general and administrative expenses increased to $1.8 million in the three months ended March 31, 2001 from $652,000 in the three months ended March 31, 2000.

     Interest Income, Net. Net interest income increased to $1.3 million for the three months ended March 31, 2001 from $97,000 for the three months ended March 31, 2000. This increase was the result of an increase in cash and cash equivalents. We have incurred minimal interest expense.

     Income Tax Expense. Income tax expense increased to $5.9 million, or an effective rate of 55.3%, for the three months ended March 31, 2001 from $2.2 million, or an effective tax rate of 62.0%, for the three months ended March 31, 2000. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, offset by research and development credits. Excluding the impact of stock-based compensation, the effective rates would have been 39.4% for the three months ended March 31, 2001 and 35.9% for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $7.5 million in the three months ended March 31, 2001 and net cash used in operating activities was $116,000 in the three months ended March 31, 2000. Net cash generated from operations in the three months ended March 31, 2001 and 2000, was primarily provided by net income adjusted for non-cash expenses and offset by an increase in working capital requirements. Net cash used in operating activities in the three months ended March 31, 2000, was affected by a $4.6 million estimated income tax payment related to 1999 that was made in March 2000.

     Cash used in investing activities was $1.6 million in the three months ended March 31, 2001 and $424,000 in the three months ended March 31, 2000. Cash used in investing activities consisted exclusively of capital expenditures related to the acquisition of property and equipment.

     Financing activities provided net cash of $42,000 in the three months ended March 31, 2001 and $31,000 in the three months ended March 31, 2000. Cash from financing activities consisted exclusively of proceeds from the exercise of stock options.

     We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our capital requirements will depend on many factors, including the growth rate of our net revenues, our profitability, our capital expenditures, working capital requirements, the timing and extent of spending to support product development efforts and the expansion of our sales, marketing and technical support efforts.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     The statements that are not historical facts in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by that section. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current economic slowdown in general and decreasing capital availability and investment in the telecommunications and data communications industries in particular, consistency of orders from significant customers, the timing of new product releases, our success in developing and producing new products, market acceptance of our products and competitive pressures including competition for limited source components. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the "Risk Factors" and other sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     The Company's exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents as of March 31, 2001. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. As of March 31, 2001, all investments mature within 90 days and are carried at cost, which approximates fair market value.

EXCHANGE RATE SENSITIVITY

     Currently all of our sales and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the first quarter ended March 31, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, however we may do so in the future.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 21, 2000, one of our competitors, Netcom Systems, a subsidiary of Spirent Communications, filed an action in the Los Angeles County Superior Court against Eran Karoly, our Vice President, Marketing and a former employee of Netcom Systems. In the action, Netcom Systems alleges principally that Mr. Karoly misappropriated trade secrets and wrongfully solicited employees of Netcom Systems. Netcom Systems is seeking, among other things, recovery of damages and an injunction preventing Mr. Karoly and any persons acting in concert with him from disclosing or using its alleged trade secrets, soliciting its employees and performing business development or marketing work for Ixia for a period of 24 months. We were not named as a defendant in the action but are mentioned in the pleadings as the current employer of Mr. Karoly and as the competitor for whose benefit the alleged wrongful conduct has occurred. In an effort to resolve their differences without further litigation, Mr. Karoly and Netcom Systems participated in a mediation on March 16, 2001. At the mediation, Netcom Systems and Mr. Karoly agreed to enter into a settlement agreement that will result in the dismissal with prejudice of the lawsuit. The settlement agreement does not require that either party make any payments to the other and places no restrictions on Mr. Karoly's ability to continue his employment as Ixia's Vice President, Marketing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The aggregate net proceeds to Ixia from its initial public offering on October 17, 2000, after deducting the underwriting discount of $5.8 million and the offering expenses of $2.0 million, were $74.4 million. The net proceeds will be used for general corporate purposes. Pending such uses, the net proceeds of the offering have been invested in short-term, interest-bearing, investment grade securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS

           None


     (b)   REPORTS ON FORM 8-K.

           No reports on Form 8-K were filed by the registrant during the three months ended March 31, 2001.

                                    SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    IXIA






 Date:   May 14, 2001                By:  /s/      Errol Ginsberg
         ---------------                 --------------------------------------
                                                    Errol Ginsberg
                                         President and Chief Executive Officer



 Date:   May 14, 2001                By:  /s/      Thomas B. Miller
         --------------                  --------------------------------------
                                                    Thomas B. Miller
                                          Chief Financial Officer and Assistant
                                                       Secretary