Form 10-Q
period 2001-06-30
IXIA
filed 2001-08-10
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-31523

IXIA

(Exact name of registrant as specified in its charter)

California	95-4635982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26601 West Agoura Road, Calabasas, CA 91302

(Address of principal executive offices, including zip code)

(818) 871-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	55,090,899
(Class of Common Stock)	(Outstanding at July 31, 2001)

IXIA

IXIA
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2001	2000

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$106,206	$96,066

Accounts receivable, net of allowance for doubtful accounts of $503 and $260 as of June 30, 2001 and December 31, 2000, respectively	7,236	11,874

Inventories	5,680	5,589

Income taxes receivable	1,732	—

Prepaid expenses and other current assets	3,844	4,127

Total current assets	124,698	117,656

Property and equipment, net	6,036	3,561

Other assets, net	447	465

Total assets	$131,181	$121,682

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$1,339	$4,641

Accrued expenses	3,289	5,492

Deferred revenues	1,034	1,469

Income taxes payable	—	2,029

Total liabilities	5,662	13,631

Shareholders’ equity:

Common stock, no par value; 200,000 shares authorized, 54,901 and 53,883 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	76,717	75,454

Additional paid-in capital	45,787	44,007

Deferred stock-based compensation	(14,576)	(23,941)

Notes receivable from shareholders	—	(262)

Retained earnings	17,591	12,793

Total shareholders’ equity	125,519	108,051

Total liabilities and shareholders’ equity	$131,181	$121,682

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues	$15,146	$17,075	$43,969	$28,268

Cost of revenues(1)	3,371	3,485	9,281	5,626

Gross profit	11,775	13,590	34,688	22,642

Operating expenses(1):

Research and development	4,807	3,271	9,905	5,341

Sales and marketing	5,004	3,955	10,872	6,143

General and administrative	2,370	2,271	5,009	3,615

Total operating expenses	12,181	9,497	25,786	15,099

Income (loss) from operations	(406)	4,093	8,902	7,543

Interest income, net	1,065	124	2,345	221

Income before income taxes	659	4,217	11,247	7,764

Income tax expense	593	3,277	6,449	5,477

Net income	$66	$940	$4,798	$2,287

Earnings per share:

Basic	$0.00	$0.02	$0.09	$0.05

Diluted	$0.00	$0.02	$0.08	$0.05

Weighted average number of common and common equivalents shares outstanding:

Basic	54,317	45,564	53,931	45,236

Diluted	61,537	50,903	62,098	49,892

(1) Stock-based compensation included in:

Cost of revenues	$152	$255	$414	$386

Research and development	1,605	1,610	3,655	2,597

Sales and marketing	942	1,214	2,047	1,771

General and administrative	787	1,190	1,601	1,882

	$3,486	$4,269	$7,717	$6,636

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income	$4,798	$2,287

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,109	430

Allowance for doubtful accounts	243	129

Stock-based compensation	7,717	6,636

Interest receivable from shareholders	(8)	(13)

Deferred income tax benefit	—	(914)

Changes in operating assets and liabilities:

Accounts receivable	4,395	(4,291)

Inventories	(91)	(2,310)

Income taxes receivable	(1,732)	—

Prepaid expenses and other current assets	283	(312)

Other assets	18	(177)

Accounts payable	(3,302)	2,145

Accrued expenses	(2,203)	1,026

Deferred revenue	(435)	90

Income taxes payable	1,399	(3,001)

Net cash provided by operating activities	12,191	1,725

Cash used in investing activities:

Purchases of property and equipment	(3,584)	(1,633)

Cash used in investing activities	(3,584)	(1,633)

Cash flows from financing activities:

Proceeds from exercise of stock options	1,263	127

Proceeds from related-party notes receivable	270	—

Net cash provided by financing activities	1,533	127

Net increase in cash and cash equivalents	10,140	219

Cash and cash equivalents at beginning of period	96,066	8,733

Cash and cash equivalents at end of period	$106,206	$8,952

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Notes to Consolidated Financial Statements

June 30, 2001
(unaudited)

1.  Business

     Ixia (the “Company”) was incorporated on May 27, 1997 as a California corporation. The Company designs and markets high-speed, multi-port network performance analysis systems that generate and analyze data traffic over optical and electrical networks.

2.  Basis of Presentation

     The accompanying consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the current year.

     These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 (in thousands, except per share data):

IXIA

Notes to Consolidated Financial Statements

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic presentation

Numerator:

Net income	$66	$940	$4,798	$2,287

Denominator:

Weighted average common shares	54,565	46,497	54,259	46,169

Adjustment for common shares subject to repurchase	(248)	(933)	(328)	(933)

Denominator for basic calculation	54,317	45,564	53,931	45,236

Basic earnings per share	$0.00	$0.02	$0.09	$0.05

Diluted presentation

Denominator:

Shares used above	54,317	45,564	53,931	45,236

Weighted average effect of dilutive securities:

Stock options and warrants	6,972	4,406	7,839	3,723

Common shares subject to repurchase	248	933	328	933

Denominator for diluted calculation	61,537	50,903	62,098	49,892

Diluted earnings per share	$0.00	$0.02	$0.08	$0.05

4.  Inventories

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Raw materials	$1,210	$2,612

Work in process	1,889	2,039

Finished goods	2,581	938

	$5,680	$5,589

5.  Related Party Transactions

     The Company recorded $118,000 and $315,000 of net revenues to related parties for the three months ended June 30, 2001 and 2000, respectively, and $474,000 and $687,000 of net revenues to related parties for the six months ended June 30, 2001 and 2000, respectively. Such sales in the three and six months ended June 30, 2000 consisted of sales (i) to a company affiliated with and controlled by a director/shareholder of the Company and (ii) to the subsidiary of a company in which three directors/shareholders of the Company are also directors. Such sales in the three and six months ended June 30, 2001 consisted solely of sales to such subsidiary. Related party accounts receivable as of June 30, 2001 and December 31, 2000 were $90,000 and $66,000, respectively.

IXIA

Notes to Consolidated Financial Statements

6.  Concentrations

International Revenues:

     Net revenues from international product shipments were $2.3 million and $2.2 million for the three months ended June 30, 2001 and 2000, respectively, and $6.5 million and $3.8 million for the six months ended June 30, 2001 and 2000, respectively.

Credit Risk:

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with reputable financial institutions, and at times, cash balances may be in excess of the FDIC insurance limits. The Company extends differing levels of credit to customers, does not require collateral deposits and maintains reserves for potential credit losses based upon the expected collectibility of accounts receivable. Credit losses to date have been within management’s expectations and have not been significant.

     For the three and six months periods ended June 30, 2001 and 2000, only one customer comprises more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Amount of net revenues	$2,123	$7,429	$10,143	$9,612

As a percentage of total net revenues	14%	44%	23%	34%

     As of June 30, 2001 and December 31, 2000, the Company had receivable balances from the customer approximating 13.2% and 30.6%, respectively, of total accounts receivable.

7.  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001, or of any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

	Three months ended				Six months ended
	June 30,				June 30,

Products	2001		2000		2001		2000

	(in thousands, except percentages)
Optical interface cards	$9,452	62.4%	$11,396	66.7%	$27,733	63.1%	$17,134	60.6%

Electrical interface cards	3,517	23.2	4,196	24.6	10,213	23.2	8,268	29.3

Chassis, software and other products	2,177	14.4	1,483	8.7	6,023	13.7	2,866	10.1

Total	$15,146	100.0%	$17,075	100.0%	$43,969	100.0%	$28,268	100.0%

     Sales to our five largest customers collectively accounted for approximately $5.1 million or 33.8% of our net revenues for the three months ended June 30, 2001 and $10.1 million or 59.1% of our net revenues for the three months ended June 30, 2000. Sales to our five largest customers collectively accounted for approximately $15.7 million or 35.8% of our net revenues for the six months ended June 30, 2001 and $15.0 million or 53.1% of our net revenues for the six months ended June 30, 2000. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our systems to a wide variety of customers. Through June 30, 2001, we had shipped our systems to over 320 customers. To the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

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

     Gross Margins. Excluding the effects of stock-based compensation, the gross margins of our various interface cards have generally been consistent and have exceeded the gross margins of our chassis. In general, our gross margins are primarily affected by the following factors:

•	the mix of our products sold;

•	production volume;

•	new product introductions by us and by our competitors;

•	changes in our pricing policies and those of our competitors;

•	demand for our products;

•	the mix of sales channels through which our products are sold; and

•	the pricing we are able to obtain from our component suppliers and contract manufacturers.

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

     In connection with the grant of stock options and warrants and the sale of restricted stock, we recorded deferred stock-based compensation of $8.9 million in the three months ended June 30, 2000 and $26.0 million in the six months ended June 30, 2000. This amount represents the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options and warrants at the date of grant or (2) the purchase price of the restricted stock. Deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period, which is typically four years. In the three months ended June 30, 2001, deferred stock-based compensation increased from March 31, 2001 by $149,000 due to changes in the market value of the Company’s common stock that affected certain equity instruments which receive variable accounting treatment offset by the forfeiture of stock options. In the six months ended June 30, 2001, deferred stock-based compensation decreased from December 31, 2000 by $1.3 million due to the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which receive variable accounting treatment. We amortized $3.5 million of stock-based compensation in the three months ended June 30, 2001 and $4.3 million in the three months ended June 30, 2000. We amortized $7.7 million of stock-based compensation in the six months ended June 30, 2001 and $6.6 million in the six months ended June 30, 2000. Based on the unvested options, warrants and stock subject to repurchase as of June 30, 2001, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows: $4.9 million in the remaining six months of 2001, $6.3 million in 2002, $2.8 million in 2003 and $535,000 in 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options, warrants and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company’s common stock could also affect future stock-based compensation expense related to equity instruments which receive variable accounting treatment.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues(1)	22.3	20.4	21.1	19.9

Gross profit	77.7	79.6	78.9	80.1

Operating expenses(1):

Research and development	31.7	19.1	22.5	18.9

Sales and marketing	33.0	23.2	24.7	21.7

General and administrative	15.7	13.3	11.4	12.8

Total operating expenses	80.4	55.6	58.6	53.4

Income from operations	(2.7)	24.0	20.3	26.7

Interest income, net	7.0	0.7	5.3	0.8

Income before income taxes	4.3	24.7	25.6	27.5

Income tax expense	3.9	19.2	14.7	19.4

Net income	0.4%	5.5%	10.9%	8.1%

(1) Stock-based compensation included in:

Cost of revenues	1.0%	1.5%	1.0%	1.4%

Research and development	10.6	9.4	8.3	9.2

Sales and marketing	6.2	7.1	4.7	6.3

General and administrative	5.2	7.0	3.6	6.6

	23.0%	25.0%	17.6%	23.5%

Comparison of Three and Six Months Ended June 30, 2001 and June 30, 2000

     Net Revenues. In the second quarter of 2001, net revenues decreased 11.3% to $15.1 million from the $17.1 million recorded in the second quarter of 2000. This decrease was primarily related to a broad reduction of customer orders across all product lines due to a slowdown in the economy and telecommunications spending. For the first six months of 2001, net revenues increased 55.5% to $44.0 million from the $28.3 million recorded in the first six months of 2000. This increase was primarily related to increased unit sales across our product lines, the introduction of new product lines and sales to new customers.

     Gross Profit. In the second quarter of 2001, gross profit decreased 13.4% to $11.8 million from the $13.6 million recorded in the second quarter of 2000. For the first six months of 2001, gross profit increased 53.2% to $34.7 million from the $22.6 million recorded in the first six months of 2000. In the second quarter of 2001, gross profit as a percentage of net revenues decreased to 77.7% from 79.6% for the second quarter of 2000. For the first six months of 2001, gross profit as a percentage of net revenues decreased to 78.9% from 80.1% for the first six months of 2000. This decrease was primarily a result of lower production volumes and product mix.

     Research and Development Expenses. In the second quarter of 2001, research and development expenses increased 47.0% to $4.8 million from the $3.3 million recorded in the second quarter of 2000. For the first six months of 2001, research and development expenses increased 85.5% to $9.9 million from the $5.3 million recorded in the first six months of 2000. These increases were a result of higher compensation and related benefit costs due to the addition of engineering personnel, increased costs associated with new product development and increased amortization of stock-based compensation related to the issuance of equity instruments prior to the Company’s initial public offering in the fourth quarter of 2000. Excluding stock-based compensation related to individuals engaged in research and development activities, research and development expenses increased to $3.2 million in the three months ended June 30, 2001 from $1.7 million in the three months ended June 30, 2000 and to $6.3 million in the six months ended June 30, 2001 from $2.7 million in the six months ended June 30, 2000.

     Sales and Marketing Expenses. In the second quarter of 2001, sales and marketing expenses increased 26.5% to $5.0 million from the $4.0 million recorded in the second quarter of 2000. For the first six months of 2001, sales and marketing expenses increased 77.0% to $10.9 million from the $6.1 million recorded in the first six months of 2000. These increases were primarily due to an increase in the number of direct sales and marketing personnel and increases in commissions, advertising and trade show expenses. Excluding stock-based compensation related to individuals engaged in sales and marketing activities, sales and marketing expenses increased to $4.1 million in the three months ended June 30, 2001 from $2.7 million in the three months ended June 30, 2000 and to $8.8 million in the six months ended June 30, 2001 from $4.4 million in the six months ended June 30, 2000.

     General and Administrative Expenses. In the second quarter of 2001, general and administrative expenses increased 4.4% to $2.4 million from the $2.3 million recorded in the second quarter of 2000. For the first six months of 2001, general and administrative expenses increased 38.6% to $5.0 million from the $3.6 million recorded in the first six months of 2000. These increases were related to higher facility rental costs, higher compensation expense resulting from increased personnel and increased expenses for professional services, primarily legal and accounting. Excluding stock-based compensation related to personnel engaged in general and administrative activities, general and administrative expenses increased to $1.6 million in the three months ended June 30, 2001 from $1.1 million in the three months ended June 30, 2000 and to $3.4 million in the six months ended June 30, 2001 from $1.7 million in the six months ended June 30, 2000.

     Interest Income, Net. Net interest income increased to $1.1 million for the three months ended June 30, 2001 from $124,000 for the three months ended June 30, 2000. Net interest income increased to $2.3 million for the six months ended June 30, 2001 from $221,000 for the six months ended June 30, 2000. These increases were the result of an increase in cash and cash equivalents. We have incurred minimal interest expense.

     Income Tax Expense. Income tax expense decreased to $593,000, or an effective rate of 90.0%, for the three months ended June 30, 2001 from $3.3 million, or an effective tax rate of 77.7%, for the three months ended

June 30, 2000. Income tax expense increased to $6.4 million, or an effective rate of 57.3%, for the six months ended June 30, 2001 from $5.5 million, or an effective tax rate of 70.5%, for the six months ended June 30, 2000. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, offset by research and development credits. Excluding the impact of stock-based compensation, the effective rates would have been 38.1% for the three months ended June 30, 2001 and 37.4% for the three months ended June 30, 2000. Excluding the impact of stock-based compensation, the effective rates would have been 39.1% for the six months ended June 30, 2001 and 36.8% for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $12.2 million in the six months ended June 30, 2001 and $1.7 million in the six months ended June 30, 2000. Net cash generated from operations in the six months ended June 30, 2001 and 2000, was primarily provided by net income adjusted for non-cash expenses and offset by an increase in working capital requirements. Net cash used in operating activities in the six months ended June 30, 2000, was affected by a $4.6 million estimated income tax payment related to 1999 that was made in March 2000.

     Cash used in investing activities was $3.6 million in the six months ended June 30, 2001 and $1.6 million in the six months ended June 30, 2000. Cash used in investing activities consisted exclusively of capital expenditures related to the acquisition of property and equipment.

     Financing activities provided net cash of $1.5 million in the six months ended June 30, 2001 and consisted of proceeds from related party receivables and the exercise of stock options. For the six months ended June 30, 2001, financing activities provided net cash of $127,000 and consisted exclusively of proceeds from the exercise of stock options.

     We believe that our existing balances of cash and cash equivalents and cash flows expected to be generated from our operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our capital requirements will depend on many factors, including the growth rate of our net revenues, our profitability, our capital expenditures, working capital requirements, the timing and extent of spending to support product development efforts and the expansion of our sales, marketing and technical support efforts.

     During the three months ended June 30, 2001, the Company received a $3.2 million income tax benefit related to employee incentive stock options. The Company received an income tax deduction to the extend that ordinary income was recognized by the optionee on incentive stock options disposed of within the earlier of (i) two years after the option grant date or (ii) one year after the exercise of the option. As a result of this income tax benefit, no estimated income tax payments were made in June of 2001.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     The statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current economic slowdown in general and decreasing capital availability and investment in the telecommunications and data communications industries in particular, consistency of orders from significant customers, the timing of new product releases, our success in developing and producing new products, market acceptance of our products and competitive pressures including competition for limited source components. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents as of June 30, 2001. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio and, due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. As of June 30, 2001, all investments mature within 90 days and are carried at cost, which approximates fair market value.

Exchange Rate Sensitivity

     Currently all of our sales and the majority of our expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the six months ended June 30, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, but we may do so in the future.

PART II.   OTHER INFORMATION

ITEM 1.	Legal Proceedings

     On June 21, 2000, one of our competitors, Netcom Systems, a subsidiary of Spirent Communications, filed an action in the Los Angeles County Superior Court against Eran Karoly, our Vice President, Marketing and a former employee of Netcom Systems. In the action, Netcom Systems alleged principally that Mr. Karoly misappropriated trade secrets and wrongfully solicited employees of Netcom Systems. Netcom Systems sought, among other things, recovery of damages and an injunction preventing Mr. Karoly and any persons acting in concert with him from disclosing or using its alleged trade secrets, soliciting its employees and performing business development or marketing work for Ixia for a period of 24 months. We were not named as a defendant in the action but were mentioned in the pleadings as the current employer of Mr. Karoly and as the competitor for whose benefit the alleged wrongful conduct has occurred. In an effort to resolve their differences without further litigation, Mr. Karoly and Netcom Systems participated in a mediation on March 16, 2001 and agreed to enter into a settlement agreement. Netcom Systems and Mr. Karoly subsequently entered into a settlement agreement which did not require that either party make any payments to the other and placed no restrictions on Karoly’s ability to continue his employment as Ixia’s Vice President, Marketing. The lawsuit was dismissed with prejudice in June 2001.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	On May 17, 2001, the Company held its 2001 Annual Meeting of Shareholders (the “Annual Meeting”).

(b)	At the Annual Meeting, the following persons were elected as directors of the Company. The numbers of votes cast for each director, as well as the number of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast for Director	Votes Withheld

Jean-Claude Asscher	44,034,612	18,557

Robert W. Bass	44,034,612	18,557

Errol Ginsberg	44,034,612	18,557

Howard Oringer	44,034,612	18,557

Jon F. Rager	44,034,612	18,557

(c)	At the Annual Meeting, the shareholders approved, with 42,095,221 votes cast in favor and 1,941,251 votes cast against, an amendment to the Company’s 1997 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder by 2,000,000. There were 16,697 abstentions and no broker nonvotes with respect to this matter.

(d)	At the Annual Meeting, with 44,025,662 votes cast in favor, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2001. 11,385 votes were cast against such ratification, and there were 16,122 abstentions with respect to this matter.

ITEM 5.	Other Information

     Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Each of our President and Chief Executive Officer, Errol Ginsberg, and our Vice President, Worldwide Sales, Paul Mallinder, has informed us that he (or in the case of Mr. Ginsberg, his affiliated family trust) has adopted a Rule 10b5-1 stock trading plan and has made or will make periodic sales of our Common Stock under such plan. We anticipate that from time to time in the future other directors, officers and employees may establish such stock trading plans. We do not undertake any obligation to update or revise our disclosure regarding such plans and specifically do not undertake to disclose the amendment, termination or expiration of any such plans.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment No. 5 dated March 22, 2001 to Ixia 1997 Stock Option Plan (1)

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the registrant during the three months ended June 30, 2001.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No.333-666382) filed with the Commission on July 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	August 3, 2001	By:	/s/ Errol Ginsberg

Errol Ginsberg President and Chief Executive Officer

Date:	August 3, 2001	By:	/s/ Thomas B. Miller

Thomas B. Miller Chief Financial Officer and Assistant Secretary