Form 10-Q
period 2001-09-30
IXIA
filed 2001-11-14
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 000-31523

IXIA
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4635982 (I.R.S. Employer Identification No.)

26601 West Agoura Road, Calabasas, CA 91302
(Address of principal executive offices, including zip code)

(818) 871-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	55,467,689 (Outstanding at November 5, 2001)

IXIA

			Page Number

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)

		Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

		Consolidated Statements of Income for the three and nine months ended September 30, 2001 and 2000	4

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

PART II	OTHER INFORMATION
	Item 5.	Other Information	15
	Item 6.	Exhibits and Reports on Form 8-K	15
SIGNATURES			16

IXIA
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2001	2000

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,890	$96,066
Accounts receivable, net of allowance for doubtful accounts of $647 and $260 as of September 30, 2001 and December 31, 2000, respectively	9,120	11,874
Inventories	3,932	5,589
Income taxes receivable	1,741	—
Prepaid expenses and other current assets	3,667	4,127

Total current assets	130,350	117,656
Property and equipment, net	6,654	3,561
Other assets, net	489	465

Total assets	$137,493	$121,682

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,682	$4,641
Accrued expenses	3,840	5,492
Deferred revenues	1,320	1,469
Income taxes payable	—	2,029

Total liabilities	6,842	13,631

Shareholders’ equity:
Common stock, no par value; 200,000 shares authorized, 55,260 and 53,883 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	76,942	75,454
Additional paid-in capital	46,179	44,007
Deferred stock-based compensation	(11,724)	(23,941)
Notes receivable from shareholders	—	(262)
Retained earnings	19,254	12,793

Total shareholders’ equity	130,651	108,051

Total liabilities and shareholders’ equity	$137,493	$121,682

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues	$16,183	$21,263	$60,152	$49,531
Cost of revenues(1)	3,604	4,012	12,885	9,638

Gross profit	12,579	17,251	47,267	39,893
Operating expenses(1):
Research and development	4,434	4,135	14,339	9,476
Sales and marketing	4,558	5,099	15,430	11,242
General and administrative	1,808	2,196	6,817	5,811

Total operating expenses	10,800	11,430	36,586	26,529

Income from operations	1,779	5,821	10,681	13,364
Interest income, net	961	183	3,306	404

Income before income taxes	2,740	6,004	13,987	13,768
Income tax expense	1,077	4,449	7,526	9,926

Net income	$1,663	$1,555	$6,461	$3,842

Earnings per share:
Basic	$0.03	$0.03	$0.12	$0.08
Diluted	$0.03	$0.03	$0.10	$0.08
Weighted average number of common and common equivalents shares outstanding:
Basic	54,965	46,454	54,270	45,622
Diluted	61,087	52,678	62,041	50,963

(1) Stock-based compensation included in:
Cost of revenues	$160	$298	$574	$684
Research and development	1,217	2,137	4,872	4,734
Sales and marketing	697	1,431	2,744	3,202
General and administrative	288	842	1,889	2,724

	$2,362	$4,708	$10,079	$11,344

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$6,461	$3,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,952	754
Allowance for doubtful accounts	387	108
Stock-based compensation	10,079	11,344
Interest receivable from shareholders	(8)	71
Deferred income tax benefit	—	(2,450)
Changes in operating assets and liabilities:
Accounts receivable	2,367	(5,504)
Inventories	1,657	(2,943)
Income taxes receivable	2,569	—
Prepaid expenses and other current assets	460	(1,152)
Other assets	(24)	(118)
Accounts payable	(2,959)	1,528
Accrued expenses	(1,652)	2,388
Deferred revenue	(149)	531
Income taxes payable	(2,029)	(1,932)

Net cash provided by operating activities	19,111	6,467

Cash used in investing activities:
Purchases of property and equipment	(5,045)	(2,597)

Cash used in investing activities	(5,045)	(2,597)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,488	216
Proceeds from related-party notes receivable	270	—

Net cash provided by financing activities	1,758	216

Net increase in cash and cash equivalents	15,824	4,086
Cash and cash equivalents at beginning of period	96,066	8,733

Cash and cash equivalents at end of period	$111,890	$12,819

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Notes to Consolidated Financial Statements

September 30, 2001
(unaudited)

1. Business

     Ixia (the “Company”) was incorporated on May 27, 1997 as a California corporation. The Company designs and markets high-speed, multi-port network performance analysis systems that generate and analyze data traffic over optical and electrical networks.

2. Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the current year.

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

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per share data):

IXIA

Notes to Consolidated Financial Statements

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Basic presentation
Numerator:
Net income	$1,663	$1,555	$6,461	$3,842
Denominator:
Weighted average common shares	55,124	47,209	54,543	46,517
Adjustment for common shares subject to repurchase	(159)	(755)	(273)	(895)

Denominator for basic calculation	54,965	46,454	54,270	45,622

Basic earnings per share	$0.03	$0.03	$0.12	$0.08

Diluted presentation
Denominator:
Shares used above	54,965	46,454	54,270	45,622
Weighted average effect of dilutive securities:
Stock options and warrants	5,963	5,469	7,498	4,446
Common shares subject to repurchase	159	755	273	895

Denominator for diluted calculation	61,087	52,678	62,041	50,963

Diluted earnings per share	$0.03	$0.03	$0.10	$0.08

4. Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Raw materials	$1,591	$2,612
Work in process	1,055	2,039
Finished goods	1,286	938

	$3,932	$5,589

5. Related Party Transactions

     The Company recorded $354,000 and $644,000 of net revenues from related parties for the three months ended September 30, 2001 and 2000, respectively, and $827,000 and $1.3 million of net revenues from related parties for the nine months ended September 30, 2001 and 2000, respectively. Such sales in the three and nine months ended September 30, 2000 consisted of sales (i) to a company affiliated with and controlled by a director/shareholder of the Company and (ii) to the subsidiary of a company in which three directors/shareholders of the Company are also directors. Such sales in the three and nine months ended September 30, 2001 consisted solely of sales to such subsidiary. Related party accounts receivable as of September 30, 2001 and December 31, 2000 were $109,000 and $66,000, respectively.

IXIA

Notes to Consolidated Financial Statements

6. Concentrations

International Revenues:

     Net revenues from international product shipments were $2.7 million and $3.7 million for the three months ended September 30, 2001 and 2000, respectively, and $9.2 million and $7.5 million for the nine months ended September 30, 2001 and 2000, respectively.

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

     For the three and nine months periods ended September 30, 2001 and 2000, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Amount of net revenues	$4,075	$4,902	$14,218	$14,514
As a percentage of total net revenues	25%	23%	24%	29%

     As of September 30, 2001 and December 31, 2000, the Company had receivable balances from the customer approximating 22% and 31%, respectively, of total accounts receivable.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS

IXIA

Notes to Consolidated Financial Statements

144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes the adoption of SFAS 144 will not have a material impact on its financial statements.

8. Subsequent Event

     On November 5, 2001, the Company completed the acquisition of all of the outstanding capital stock of Caimis, Inc., a privately-held company based in San Diego California that develops software products for routing optimization and network performance that are targeted at major carriers, internet service providers and large enterprises. The cash purchase price was approximately $1.2 million and, following the acquisition, the Company also funded Caimis’ repayment of certain liabilities totaling approximately $827,000. In addition, a contingent payment of up to $3.5 million may be paid in 2003 based upon sales through December 31, 2002 of certain Caimis products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001, or of any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

OVERVIEW

     We develop, market and sell high-speed, distributed, multiport traffic generators and performance analyzers for wire-speed verification of optical networking equipment, LAN, MAN, and WAN multi-layer switches and routers. Our products allow customers to generate network and Internet protocol traffic and analyze the performance, accuracy and reliability of equipment and systems that they either manufacture for sale to others or purchase for use in their own networks. Our customers include manufacturers of network equipment, Internet and network service providers, communications chip manufacturers and network users.

     Our product offerings include a variety of interface cards, chassis that hold the interface cards and related software products. Our interface cards utilize a variety of interfaces — Packet Over SONET, BERT, Ethernet and USB. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended				Nine months ended
	September 30,				September 30,

Products	2001		2000		2001		2000

			(in thousands, except percentages)
Optical interface cards	$10,234	63.2%	$13,023	61.3%	$37,967	63.1%	$30,157	60.9%
Electrical interface cards	3,775	23.3	5,766	27.1	13,988	23.3	14,035	28.3
Chassis, software and other products	2,174	13.5	2,474	11.6	8,197	13.6	5,339	10.8

Total	$16,183	100.0%	$21,263	100.0%	$60,152	100.0%	$49,531	100.0%

     Sales to our five largest customers collectively accounted for approximately $6.7 million or 41.2% of our net revenues for the three months ended September 30, 2001 and $9.4 million or 44.2% of our net revenues for the three months ended September 30, 2000. Sales to our five largest customers collectively accounted for approximately $21.8 million or 36.3% of our net revenues for the nine months ended September 30, 2001 and $23.4 million or 47.3% of our net revenues for the nine months ended September 30, 2000. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our systems to a wide variety of customers. Through September 30, 2001, we had shipped our systems to approximately 350 customers. To the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

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

     In connection with the grant of stock options and warrants and the sale of restricted stock, we recorded deferred stock-based compensation of $6.3 million in the three months ended September 30, 2000 and $32.2 million in the nine months ended September 30, 2000. This amount represents the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options and warrants at the date of grant or (2) the purchase price of the restricted stock. Deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period, which is typically four years. Deferred stock-based compensation at September 30, 2001 decreased from deferred stock-based compensation at June 30, 2001 by $450,000 and from December 31, 2000 by $1.7 million as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which receive variable accounting treatment. We amortized $2.4 million of stock-based compensation in the three months ended September 30, 2001 and $4.7 million in the three months ended September 30, 2000. We amortized $10.1 million of stock-based compensation in the nine months ended September 30, 2001 and $11.3 million in the nine months ended September 30, 2000. Based on the unvested options, warrants and stock subject to repurchase as of September 30, 2001, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows: $2.3 million in the remaining three months of 2001, $6.1 million in 2002, $2.8 million in 2003 and $535,000 in 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options, warrants and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company’s common stock could also affect future stock-based compensation expense related to equity instruments which receive variable accounting treatment.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	22.3	18.9	21.4	19.5

Gross profit	77.7	81.1	78.6	80.5
Operating expenses(1):
Research and development	27.4	19.5	23.9	19.1
Sales and marketing	28.1	24.0	25.7	22.7
General and administrative	11.2	10.3	11.3	11.7

Total operating expenses	66.7	53.8	60.9	53.5

Income from operations	11.0	27.3	17.7	27.0
Interest income, net	6.0	0.9	5.5	0.8

Income before income taxes	17.0	28.2	23.2	27.8
Income tax expense	6.7	20.9	12.5	20.0

Net income	10.3%	7.3%	10.7%	7.8%

(1) Stock-based compensation included in:
Cost of revenues	1.0%	1.4%	1.0%	1.4%
Research and development	7.5	10.0	8.1	9.5
Sales and marketing	4.3	6.7	4.6	6.5
General and administrative	1.8	4.0	3.1	5.5

	14.6%	22.1%	16.8%	22.9%

Comparison of Three and Nine Months Ended September 30, 2001 and September 30, 2000

     Net Revenues. In the third quarter of 2001, net revenues decreased 23.9% to $16.2 million from the $21.3 million recorded in the third quarter of 2000. This decrease was primarily related to a broad reduction of customer orders across all product lines due to a slowdown in the economy and telecommunications spending. For the first nine months of 2001, net revenues increased 21.4% to $60.2 million from the $49.5 million recorded in the first nine months of 2000. This increase was primarily related to the introduction of new product lines, increased unit sales across our product lines and sales to new customers occurring largely in the first quarter of 2001.

     Gross Profit. In the third quarter of 2001, gross profit decreased 27.1% to $12.6 million from the $17.3 million recorded in the third quarter of 2000. For the first nine months of 2001, gross profit increased 18.5% to $47.3 million from the $39.9 million recorded in the first nine months of 2000. Excluding stock-based compensation, gross profit as a percentage of net revenues decreased in the third quarter of 2001 to 78.7% from 82.5% for the third quarter of 2000. Excluding stock-based compensation, gross profit as a percentage of net revenues decreased for the first nine months of 2001 to 79.5% from 81.9% for the first nine months of 2000. The decreases in the gross profit percentages were primarily a result of lower production volumes in the current year and product mix.

     Research and Development Expenses. In the third quarter of 2001, research and development expenses increased 7.2% to $4.4 million from the $4.1 million recorded in the third quarter of 2000. For the first nine months of 2001, research and development expenses increased 51.3% to $14.3 million from the $9.5 million recorded in the first nine months of 2000. Excluding stock-based compensation related to individuals engaged in research and development activities, research and development expenses increased to $3.2 million in the three months ended September 30, 2001 from $2.0 million in the three months ended September 30, 2000 and to $9.5 million in the nine months ended September 30, 2001 from $4.7 million in the nine months ended September 30, 2000. These increases were a result of higher compensation and related benefit costs due to the addition of engineering personnel and increased costs associated with new product development.

     Sales and Marketing Expenses. In the third quarter of 2001, sales and marketing expenses decreased 10.6% to $4.6 million from the $5.1 million recorded in the third quarter of 2000. For the first nine months of 2001, sales and marketing expenses increased 37.3% to $15.4 million from the $11.2 million recorded in the first nine months of 2000. Excluding stock-based compensation related to individuals engaged in sales and marketing activities, sales and marketing expenses increased to $3.9 million in the three months ended September 30, 2001 from $3.7 million in the three months ended September 30, 2000 and to $12.7 million in the nine months ended September 30, 2001 from $8.0 million in the nine months ended September 30, 2000. These increases were primarily due to an increase in the number of direct sales and marketing personnel, increases in advertising and trade show expenses and increased depreciation expense from fixed assets.

     General and Administrative Expenses. In the third quarter of 2001, general and administrative expenses decreased 17.7% to $1.8 million from the $2.2 million recorded in the third quarter of 2000. For the first nine months of 2001, general and administrative expenses increased 17.3% to $6.8 million from the $5.8 million recorded in the first nine months of 2000. Excluding stock-based compensation related to personnel engaged in general and administrative activities, general and administrative expenses increased to $1.5 million in the three months ended September 30, 2001 from $1.4 million in the three months ended September 30, 2000 and to $4.9 million in the nine months ended September 30, 2001 from $3.1 million in the nine months ended September 30, 2000. These increases were a result of increased expenses for professional services, primarily accounting, legal and investor relations, higher facility costs and higher compensation expense resulting from increased general and administrative personnel.

     Interest Income, Net. Net interest income increased to $961,000 for the three months ended September 30, 2001 from $183,000 for the three months ended September 30, 2000. Net interest income increased to $3.3 million for the nine months ended September 30, 2001 from $404,000 for the nine months ended September 30, 2000. These increases were the result of an increase in cash and cash equivalents offset by a decline in current interest rates. We have incurred minimal interest expense.

     Income Tax Expense. Income tax expense decreased to $1.1 million, or an effective rate of 39.3%, for the three months ended September 30, 2001 from $4.4 million, or an effective rate of 74.1%, for the three months ended September 30, 2000. Income tax expense for the third quarter of 2001 included a benefit of approximately $712,000 related to changes in estimates for state income taxes and research and development tax credits. Income tax expense decreased to $7.5 million, or an effective rate of 53.8%, for the nine months ended September 30, 2001 from $9.9 million, or an effective rate of 72.1%, for the nine months ended September 30, 2000. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, offset by research and development credits. Excluding the impact of stock-based compensation, the effective rates would have been 24.1% for the three months ended September 30, 2001 and 40.4% for the three months ended September 30, 2000. Excluding the impact of stock-based compensation, the effective rates would have been 35.9% for the nine months ended September 30, 2001 and 38.3% for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $19.1 million in the nine months ended September 30, 2001 and $6.5 million in the nine months ended September 30, 2000. Net cash generated from operations in the nine months ended September 30, 2001 and 2000, was primarily provided by net income adjusted for non-cash expenses and offset by an increase in working capital requirements. Net cash used in operating activities in the nine months ended September 30, 2000, was affected by a $4.6 million estimated income tax payment related to 1999 that was made in March 2000.

     During the nine months ended September 30, 2001, the Company accrued a $4.0 million income tax benefit related to employee incentive stock options. The Company receives an income tax deduction to the extent that ordinary income is recognized by the employees on incentive stock options disposed of within the earlier of (i) two years after the option grant date or (ii) one year after the exercise of the option. As a result of this income tax benefit, no estimated income tax payments were made in June or September of 2001.

     Cash used in investing activities was $5.0 million in the nine months ended September 30, 2001 and $2.6 million in the nine months ended September 30, 2000. Cash used in investing activities consisted exclusively of capital expenditures related to the acquisition of property and equipment.

     Financing activities provided net cash of $1.8 million in the nine months ended September 30, 2001 and consisted of proceeds from related party receivables and the exercise of stock options. For the nine months ended September 30, 2000, financing activities provided net cash of $216,000 and consisted exclusively of proceeds from the exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which consists entirely of cash equivalents as of September 30, 2001. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio and, due to the nature of our investments, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. As of September 30, 2001, all investments mature within 90 days and are carried at cost, which approximates fair market value.

Exchange Rate Sensitivity

     Currently all of our sales and the majority of our expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the nine months ended September 30, 2001 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, but we may do so in the future.

PART II. OTHER INFORMATION

ITEM 5. Other Information

     Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Each of our President and Chief Executive Officer, Errol Ginsberg, and our former Vice President, Worldwide Sales, Paul Mallinder, has informed us that he (or, in the case of Mr. Ginsberg, his affiliated family trust) has adopted a Rule 10b5-1 stock trading plan and has made and will continue to make periodic sales of our Common Stock under such plan. We anticipate that from time to time in the future other directors, officers and employees of the Company may establish such stock trading plans. We do not undertake any obligation to update or revise our disclosure regarding these plans and specifically do not undertake to disclose the amendment, termination or expiration of any such plans.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

None

     (b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the registrant during the three months ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date: November 13, 2001	By:	/s/ Errol Ginsberg

Errol Ginsberg President and Chief Executive Officer

Date: November 13, 2001	By:	/s/ Thomas B. Miller

Thomas B. Miller Chief Financial Officer and Assistant Secretary