Form 10-K
period 2001-12-31
IXIA
filed 2002-03-26
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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
Common Stock, without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $150,947,679 based on the closing sales price of the Registrant’s Common Stock on the Nasdaq National Market on March 5, 2002.

     As of March 5, 2002, the number of shares of the Registrant’s Common Stock outstanding was 56,514,868.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 9, 2002 are incorporated by reference into Part III of this Annual Report.

IXIA

FORM 10-K

PART I

Item 1. Business

Overview

     We are a provider of systems that allow our customers to measure the performance of their data communications equipment and networks. Our systems generate and analyze data traffic, including Voice over IP traffic, which sends voice communication over data networks using a protocol known as the Internet Protocol, or IP. The networks our systems analyze include advanced optical networks, such as Packet Over SONET networks, which transmit packets of information over high-speed optical networks. Other networks include Gigabit Ethernet networks, which carry data traffic over optical fiber as well as over electrical cable and are typically used within a single building or a group of buildings. In the year ended December 31, 2001, optical interface cards accounted for 61.6% of our net revenues. Our systems are highly modular, scalable and easy to use.

     Since our inception in May 1997, we have sold our systems to approximately 370 customers. Based on revenues for the year ended December 31, 2001, our largest customers by category include:

•	Leading network equipment manufacturers such as Cisco Systems, Intel, Extreme Networks and CIENA;

•	Internet and network service providers such as AT&T, Qwest, WorldCom and Verizon;

•	Communications chip manufacturers such as Broadcom and National Semiconductor; and

•	Network users such as Wells Fargo Bank and Home Depot.

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

The Increasing Need for Network Analysis and Measurement

     The performance of the Internet and other networks such as local, metropolitan and wide area networks and the analysis and measurement of their performance are important to the following groups:

•	Network Users. Network users such as large corporations increasingly use specialized systems in order to verify that they are receiving the level of service that they have contracted to receive from Internet and network service providers. They also increasingly use these systems to measure the performance of equipment before deployment in the network.

•	Internet and Network Service Providers. Internet and network service providers seek to provide network users with the high quality network services they demand. Failure to provide satisfactory service can be costly and may result in the loss of customers. To ensure these desired service levels are met, Internet and network service providers must verify the performance of network equipment and systems prior to deployment and during operation. In addition, as more complex network and transmission protocols are developed and implemented, the need to measure live system performance will increase.

•	Equipment Manufacturers. To meet the higher standards specified by network operators and end users, equipment manufacturers who provide infrastructure equipment and systems must ensure the quality of their products during development and manufacturing and prior to shipping. Failure to ensure the consistent performance of their products may result in the loss of customers, increased research and development costs, customer service charges and losses resulting from the return of products.

•	Communications Chip Manufacturers. Communications chip manufacturers require equipment to evaluate and analyze the performance of their chips during the design and development phase.

     The following characteristics are used to evaluate the performance of network infrastructure equipment and systems:

•	Throughput is the maximum rate at which a network device or network can transmit distinct units of data, called packets, without loss of packets;

•	Latency is the time that it takes a packet to travel through a network device or network;

•	Loss is the percentage of packets lost during transmission through a network device or network;

•	Jitter is the variation in the time intervals between packets transmitted through a network device or network;

•	Integrity checking confirms that the user information transmitted through a network device or network has not been corrupted; and

•	Sequence checking verifies that packets are received in the same order in which they were sent through a network device or network.

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

The Ixia Solution

     We are a provider of multi-port traffic generation and performance analysis systems for the high-speed data communications market, including the Internet infrastructure and local, metropolitan and wide area networks. Our systems address the need for accurate and reliable performance verification of optical and electrical networks. The optical and electrical interfaces these networks use include Packet Over SONET OC-192c, OC-48c, OC-12c and OC-3c, 10 Gigabit Ethernet, Gigabit Ethernet, 10/100 megabits per second Ethernet and USB. Our systems meet the requirements of a wide variety of customers, including network equipment manufacturers, Internet and network service providers, communications chip manufacturers and network users.

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

     Highly Modular. Our hardware products consist of stackable and portable chassis, which can be configured, with any mix of up to 16 of our optical and electrical interface cards. This modular design allows our customers to quickly and easily create complex and custom test configurations. Our systems also allow for the convenient integration of additional network technologies into existing systems through the addition of specific interface cards.

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

     Continue to Expand Our Addressable Markets. We plan to further expand our addressable markets into areas of network growth, such as metropolitan area networks, content-aware routing and switching, and real-time monitoring, characterization and optimization of live networks. We believe that we can leverage our core competencies in high-speed transmission protocols into leadership positions as these markets expand and mature.

     Maintain Focus on Technology Leadership. We intend to continue to focus on research and development in order to maintain our technology leadership position and to offer performance analysis systems that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as the Internet Engineering Task Force and to continue our active involvement in industry forums such as the 10 Gigabit Ethernet Alliance. We also plan to continue to work closely with customers who are developing emerging network technologies, including Cisco Systems, Extreme Networks, CIENA and Intel, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers’ needs as they evolve.

     Expand and Further Penetrate Customer Base. We plan to strengthen and further penetrate our existing customer relationships, particularly those with network equipment manufacturers and Internet and network service providers, and to pursue sales to new customers. For example, AT&T and Qwest currently use our systems to verify the performance and reliability of network equipment before deployment. We believe we have the potential to increase sales to Internet and network service providers as they focus on maximizing their return on investment from existing networks as well as from new networks being deployed by utilizing our Ixia NetOps suite of service turn-up, performance monitoring and traffic optimization products. We plan to strengthen our customer relationships and to expand our customer base by:

•	developing and offering new and innovative systems that meet our existing and potential customers’ needs;

•	expanding our sales and marketing efforts; and

•	building our reputation and brand name recognition.

     We also plan to continue our focus on customer support by maintaining and expanding the capabilities of our highly qualified and specialized internal customer engineering group. This group of technically trained professionals provides our customers with extensive support and assistance, including assistance with customized requirements and on-site training and support.

     Perform key technology acquisitions. We plan to continue our strategy of acquiring key technologies that expand our product offering, address urgent customer needs, and fill gaps in our existing product portfolio. These acquisitions will be made in the form of partnering with other industry leaders, acquiring product lines, or merging with or acquiring other companies.

     Expand International Market Presence. We plan to pursue sales in key international markets, including Europe and the Asia Pacific region. In order to pursue sales in these markets, we intend to continue to develop and expand our relationships with key customers and distributors. In April 2001, we established a sales support office based in Shanghai, China.

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

Chassis

     Our primary chassis, the IXIA 1600T and the IXIA 400, are highly scalable and can be configured with any combination of optical and electrical interface cards. Any mix of up to 256 IXIA 1600Ts and IXIA 400s can be linked together and time-synchronized to support a diverse range of complex test configurations. The IXIA 1600T is a 19-inch rack-mountable 16-slot chassis, and the IXIA 400 is a compact portable four-slot chassis.

     Our highest port density chassis, the Optixia, also can be configured with any combination of optical and electrical interface cards and can be similarly linked together and time-synchronized with other chassis. The Optixia is a 19-inch rack-mountable 10-slot chassis which can support up to 480 ports of 10/100 megabits per second Ethernet.

     For our Ixia NetOps product suite, we also offer the IXIA 100 chassis which features an integrated global positioning system, or GPS, receiver that provides a precise time stamp for each packet that it generates. Internet service providers are able to deploy IXIA 100 chassis in multiple geographic locations in their networks and synchronize all of these chassis by utilizing the GPS-provided time stamp. By doing so, they are able to accurately validate network performance and measure the quality of service parameters specified in service level agreements with their customers. We also offer the IXIA 150 traffic generation and collection agent, a powerful dual-processor platform that collects routing and traffic flow information from deployed networks.

Interface Cards

     Each one of our optical and electrical interface cards contains from one to eight independent traffic generation and analysis ports. These ports operate at wire speed, the maximum rate that data traffic can be transmitted over the network. Each port on each interface card has a unique transmit stream engine that is used to generate either packets of information or pseudo random bit streams, and a real-time receive analysis engine capable of analyzing the packets or bit streams as they are being received. The transmit stream engine generates millions of Internet protocol data packets or continuous test sequences at wire speed that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. When bit streams have been generated, the analysis engine measures the bit error rate of test sequences. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Our 10/100 megabits per second Ethernet interfaces also include a processor per port that is used to generate and analyze sophisticated routing protocols, such as MPLS and OSPF as well as web traffic such as TCP/IP and HTTP.

     The following tables describe our optical and electrical interface cards. In the “Optical Interface Cards” table, the “Fiber Type” column distinguishes between optical interface cards capable of transmitting data traffic over distances typically longer than one kilometer, known as single-mode cards, and optical interface cards used for transmitting data traffic over distances typically shorter than one kilometer, known as multi-mode cards. In both the “Optical Interface Cards” table and the “Electrical Interface Cards” table, the “Transmission Speed” column identifies the speed at which data is sent out of and received by each port on the interface cards, and the “Number of Ports per Interface Card” column identifies how many ports are contained on a single card.

Optical Interface Cards

Our Product Names	Fiber Type	Transmission Speed	Number of Ports per Interface Card

Packet Over SONET/SDH
OC-12c/3c	Multi-mode	622/155 Mbps	2
OC-12cSM/3cSM	Single-mode	622/155 Mbps	2
OC-48c	Single-mode	2.488 Gbps	1
OC-192c	Single-mode	9.953 Gbps	1 or 2
Bit Error Rate Testing
OC-48c	Single-mode	2.488 Gbps	1
OC-192c	Single-mode	9.953 Gbps	1 or 2
10 Gigabit Ethernet
10GBASE-R	Single-mode	10.3 Gbps	1
10GBASE-W	Single-mode	9.953 Gbps	1
XENPAK (with modular	Multi-mode
fiber-type transceivers)	Single-mode	10.3 Gbps	1

Optical Interface Cards (continued)

Our Product Names	Fiber Type	Transmission Speed	Number of Ports per Interface Card

Gigabit Ethernet
1000LX	Single-mode	1.25 Gbps	2
1000SX	Multi-mode	1.25 Gbps	2
1000GBIC (with modular	Multi-mode
fiber-type transceivers)	Single-mode	1.25 Gbps	2
Ethernet and Fast Ethernet
100FX	Multi-mode	100 Mbps	4

Electrical Interface Cards

Our Product Names	Transmission Speed	Number of Ports per Interface Card

10 Gigabit Ethernet
XAUI	10.3 Gbps	1
Gigabit Ethernet
1000T5	10/100/1000 Mbps	2
Ethernet and Fast Ethernet
100TX	10/100 Mbps	4
100TXS	10/100 Mbps	8
Ethernet and Universal Serial Bus
USB1	10/12 Mbps	4

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

Application Specific Test Suites

     We have a large suite of software applications that measure equipment and network performance, including throughput, latency, loss, jitter, integrity checking and sequence checking. These measurements allow network equipment manufacturers and Internet and network service providers to evaluate the performance of the equipment before and after the equipment is deployed in a network. These performance measurements also allow network users and Internet and network service providers to validate network performance and to verify that the requirements of service level agreements, or SLAs are being met. Our application-specific test suites include the following:

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

     Benchmarking Methodology for Network Interconnect Devices (RFC-2544) Test Suite. Our RFC-2544 Test Suite offers the complete benchmarking validation tests defined by the Internet Engineering Task Force’s Request for Comments 2544. These tests include throughput, latency and loss tests. These tests can be readily applied to any device or network utilizing any mix of Packet Over SONET, 10 Gigabit Ethernet, Gigabit Ethernet or 10/100 megabits per second Ethernet interfaces. These tests provide the basic industry accepted benchmarking metrics to qualify a router or switch before network deployment.

     LAN Switching Devices (RFC-2285) Test Suite. Our RFC-2285 Test Suite complements our RFC-2544 Test Suite by offering a number of additional tests to qualify the behavior of switching devices for local area networks. These tests can be readily applied to any device or network utilizing any mix of 10 Gigabit Ethernet, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces.

     Quality of Service (QoS) Test Suite. Our Quality of Service, or QoS, Test Suite offers a comprehensive set of tools designed to verify how effectively a router distinguishes between different types of data traffic and then routes the traffic through the network based on those distinctions. The QoS routing technique assigns a higher priority to some traffic types and a lower priority to other traffic types, which enables a user to determine the quality of service of a given traffic type. This test suite supports many combinations of Packet Over SONET, 10 Gigabit Ethernet, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces.

     IP Multicast Test Suite. IP Multicast is a protocol that allows a single computer to distribute data traffic to multiple recipients. For example, a single Web server could transmit an audio or video broadcast to millions of users simultaneously. Our IP Multicast Test Suite provides a comprehensive set of tests designed to evaluate the behavior of Internet protocol multicast routers, switches and networks. This test suite supports Packet Over SONET, 10 Gigabit Ethernet, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces.

     IxWeb Web Stress Test Suite. The IxWeb Web Stress Test Suite offers large scale traffic generation and analysis designed to verify the behavior and performance of application aware routers, web switches and server load balancers through the establishment of millions of concurrent transmission control protocol, or TCP, sessions, from thousands of simulated users and servers. This test suite is supported on our 10/100 megabits per second Ethernet interface cards with local processor per port.

     Ixia NetOps Network Monitoring and Optimization Test Suite. The Ixia NetOps suite of products is designed to monitor and optimize the performance of deployed networks. The Ixia NetOps suite includes a service turn-up application that helps service providers deploy managed Ethernet and Gigabit Ethernet networks. Ixia NetOps also includes monitoring applications that allow carriers and service providers to measure and enforce service level agreements, or SLAs. The suite also includes a traffic optimization application that analyzes the network cost of peering agreements between service providers. The Ixia NetOps products utilize the IXIA 150 traffic generation and collection agent, and support many combinations of Packet Over SONET, 10 Gigabit Ethernet, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces.

Products in Development

     We are currently developing a number of new products, which we plan to introduce to the market within the next several months. These new products include multi-rate Bit Error Rate Test, or BERT, interface cards, a Gigabit per second Ethernet interface card with a processor per port, and a 40 Gigabit per second BERT interface card.

     We may delay or cancel the introduction of these, or any other, new products to the market as a result of a number of factors, some of which are beyond our control. For more information regarding these factors, see “Business — Research and Development” on page 13 and “Risk Factors — If we are unable to successfully introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed “ on page 24.

Technology

     The design of all of our systems requires a combination of sophisticated technical competencies, including design of field programmable gate arrays, or FPGA’s, which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required. The design of all of our systems also requires high-speed digital hardware design, software engineering and optical and mechanical engineering. We have built an organization of professional staff with skills in all of these areas. The integration of these technical competencies enables us to design and manufacture performance analysis systems with optical and electrical interfaces and easy-to-use user interface software meeting the needs of our customers.

     Complex Logic Design. Our systems use field programmable gate arrays that are programmed by the host personal computer and therefore can be reconfigured for different applications. Our newest products have clock frequencies, which are the timing signals that synchronize all components within our system, of up to 300 megahertz, and logic densities, which are the number of individual switching components, or gates, of more than one million gates per chip. Our customers can download new features and enhancements from our Web site using a Web browser that runs on our system, thereby allowing rapid updates of the system. Almost all of our logic is designed in VHDL hardware description language, which is a unique programming language tailored to the development of logic chips. This language enables the easy migration of the hardware design to application specific integrated circuits as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design, which comprises a critical portion of our intellectual property. This reusable technology allows us to reduce the time-to-market for our new and enhanced products.

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

Customers

     During the period from our inception in May 1997 through December 31, 2001, we shipped our systems to over 370 customers. No customer other than Cisco Systems accounted for more than 10% of our net revenues in 2001 or 2000. Our five largest customers collectively accounted for 37.2% of our net revenues in 2001 and 48.3% of our net revenues in 2000. To date, we have sold our systems primarily to network equipment manufacturers.

     Our customers may reduce or discontinue their purchases at any time.

     Customers who purchased more than $250,000 of our products during the 12-month period ended December 31, 2001 included:

Alcatel	Genuity	ONI Systems
Allied Telesyn International	Hewlett Packard	Qwest
AT&T	IBM	Redback Networks
Atoga Systems	Intel	Riverstone Networks
BellSouth	Jedai Broadband Networks	Samsung Electronics
Broadcom	Juniper Networks	Sprint
Cable & Wireless	Lantern Communications	Tellium
Caspian Networks	Lucent Technologies	Terabeam
CIENA	LuxN	Terayon Communications Systems
Cisco Systems	Mahi Networks	Unisphere Networks
Electro Rent	Maple Optical Systems	Verizon
Enterasys Networks	Network Elements	Vivace Networks
EPIK Communications	Nexsi	World Wide Packets
Extreme Networks	Nokia	WorldCom
Force10 Networks	Nortel Networks	Zaffire
Foundry Networks

Competition

     The market for network performance measurement and analysis systems for use in the high-speed data communications industry is highly competitive, and we expect this competition to increase in the future. We currently compete with test equipment manufacturers such as Agilent Technologies and Spirent Communications. We also compete with start-up companies, such as Antara and gnubi, which are focused on network performance measurement. In the network monitoring and optimization market, we expect to compete with test equipment manufacturers such as EXFO as well as with start-up companies, such as Brix and Adlex. In addition, we compete with network equipment manufacturers that have developed or may develop in-house performance analysis products for their own use or for sale to others.

     We believe that the principal competitive factors in our market include:

•	timeliness of new product introductions;

•	product quality, reliability and performance;

•	ease of installation, integration and use;

•	breadth of product offerings and features;

•	price and overall cost of product ownership;

•	customer service and technical support; and

•	company reputation and size.

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

     To be successful, we must continue to respond promptly and effectively to the challenges of changing customer requirements, technological advances and competitors’ innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for network performance measurement and analysis systems.

Sales, Marketing and Technical Support

     Sales. Our direct sales force and manufacturers’ representatives market and sell our systems primarily in the United States. Our distributors market and sell our systems primarily outside of the United States. Our net revenues from international product shipments were $13.3 million in 2001, $12.1 million in 2000 and $3.2 million in 1999. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives and distributors.

     Marketing. We have a number of marketing programs to support the sale and distribution of our systems and to inform existing and potential customers and our manufacturers’ representatives and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business in the following ways:

•	participating in industry trade shows and technical conferences;

•	sponsoring technical seminars that highlight our solutions;

•	advertising in trade journals; and

•	communicating through our corporate Web site.

     Technical Support. We maintain a technically knowledgeable and responsive customer service and support staff that is critical to our development of long-term customer relationships. This highly qualified and specialized internal customer engineering group:

•	offers our customers customized solutions for their performance validation needs;

•	develops custom applications at our company headquarters;

•	can be deployed to customer sites on short notice; and

•	provides our customers with the training necessary to optimally utilize our systems.

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

     We are dependent upon sole or limited source suppliers for key components and parts used in our systems, including field programmable gate arrays, chips, oscillators and optical modules. We and our contract manufacturers purchase components through purchase orders and have no guaranteed or long-term supply arrangements with our respective suppliers. In addition, the availability of many components is dependent in part on our ability and the ability of our contract manufacturers and assembly companies to provide suppliers with accurate forecasts of future requirements. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source, or delay in transitioning to a replacement supplier’s product or replacement component into our systems could disrupt our operations and significantly harm our business in any given period.

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

     We plan to continue to make significant investments in research and development. Our research and development expenditures, excluding stock-based compensation, were $13.4 million in 2001, $7.2 million in 2000 and $2.8 million in 1999.

Intellectual Property and Proprietary Rights

     Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We also expect to rely on patents to protect some of our proprietary technology. We have filed applications for four U.S. patents but cannot assure you that the patents will be issued or that the patents will be upheld if they are issued. We also cannot assure you that such patents, if issued, will be effective in protecting our proprietary technology. We have registered our Ixia logo and other Ixia trademarks in the United States and have filed for registration of several trademarks in other jurisdictions. We are also in the process of filing applications for registration of additional Ixia trademarks.

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

Employees

     As of December 31, 2001 we had 204 full-time employees. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Business Risk Factors

     The statements that are not historical facts contained in the above “Business” discussion in this Item 1 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and reflect the current belief, expectations or intent of the Company's management. These statements are subject to and involve certain risks and uncertainties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Item 7 of this Annual Report on form 10-K.

Item 2. Properties

     Our corporate headquarters are located in Calabasas, California, where currently we lease an approximately 50,000 square-foot facility which houses our research and development, sales and marketing, finance and administration and manufacturing operations. The lease expires in May 2007. We also lease office space for our sales offices in Santa Clara, California and Richardson, Texas and for our sales support offices in the United Kingdom and China. We also lease research and development facilities in Ann Arbor, Michigan. We believe that our current facilities will be adequate to meet our needs for at least the next 12 months, and that we will be able to obtain additional space when and as needed on acceptable terms.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market For Registrant’s Common Equity and Related Shareholder Matters

     Ixia’s common stock has traded on the Nasdaq National Market since October 18, 2000 under the symbol “XXIA.” The following table sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq National Market.

		High	Low

2000
	Fourth quarter (from October 18, 2000)	$30.75	$16.00
2001
	First quarter	$35.56	$11.25
	Second quarter	20.00	10.25
	Third quarter	15.60	5.45
	Fourth quarter	14.00	5.90

     On March 5, 2002 the closing sales price reported for our common stock was $7.99 per share, and as of that date there were approximately 51 shareholders of record.

     We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The statement of income data set forth below for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included herein, but which were previously filed with the SEC.

					May 27, 1997
					(Inception)
	Year Ended December 31,				through
					December 31,
	2001	2000	1999	1998	1997

Statement of Income Data (in thousands, except per share data):
Net revenues	$77,157	$76,044	$24,499	$4,916	$—
Cost of revenues(1)	16,610	14,825	4,944	1,309	—

Gross profit	60,547	61,219	19,555	3,607	—
Operating expenses(1):
Research and development	19,412	14,421	3,449	1,672	513
Sales and marketing	19,557	17,411	4,892	1,002	—
General and administrative	8,643	8,709	2,389	509	110

Total operating expenses	47,612	40,541	10,730	3,183	623

Income (loss) from operations	12,935	20,678	8,825	424	(623)
Interest income, net	4,035	1,552	88	14	7

Income (loss) before income taxes	16,970	22,230	8,913	438	(616)
Income tax expense (benefit)	7,221	14,245	4,103	118	(294)

Net income (loss)	$9,749	$7,985	$4,810	$320	$(322)

Earnings (loss) per share:
Basic	$0.18	$0.17	$0.11	$0.01	$(0.01)
Diluted	$0.16	$0.15	$0.10	$0.01	$(0.01)

Weighted average number of common and common equivalent shares outstanding:
Basic	54,550	47,244	43,574	43,200	43,041
Diluted	61,977	53,777	45,970	44,576	43,041

_____________________ (1) Stock-based compensation included in:
Cost of revenues	$729	$948	$38	$8	$—
Research and development	6,055	7,182	669	92	—
Sales and marketing	3,245	4,695	449	62	—
General and administrative	2,159	3,807	729	—	—

	$12,188	$16,632	$1,885	$162	$—

	December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data (in thousands):
Cash and cash equivalents	$116,643	$96,066	$8,733	$1,124	$304
Working capital	128,206	104,025	7,500	1,232	691
Total assets	144,166	121,682	15,822	3,266	669
Total shareholders’ equity	137,821	108,051	8,610	1,760	578

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the years ended December 31, 2001, 2000 and 1999 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K and in conjunction with the “Risk Factors” described below.

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

	Year Ended December 31,

Products	2001		2000		1999

	(in thousands, except percentages)
Optical interface cards	$47,564	61.6%	$46,132	60.7%	$12,672	51.7%
Electrical interface cards	18,905	24.5	21,222	27.9	8,757	35.8
Chassis, software and other products	10,688	13.9	8,690	11.4	3,070	12.5

Total	$77,157	100.0%	$76,044	100.0%	$24,499	100.0%

     Sales to our five largest customers collectively accounted for approximately $28.7 million, or 37.2%, of our net revenues in 2001, $36.7 million, or 48.3%, in 2000 and $12.5 million, or 51.0%, in 1999. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we have sold our systems to a wide variety of customers. Through December 31, 2001, we had shipped our systems to approximately 370 customers. To the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

     Net revenues. Our revenues consist primarily of product sales. The hardware and software components of our products are sold as an integrated system. The software component of our products does not require significant modification or customization, and our sales do not involve any significant future obligations or customer acceptance terms. Accordingly, revenue from product sales is recognized upon shipment. We warrant our products for one year after sale. At the time of sale we defer that portion of our revenues that relates to our post-contract support and recognize it ratably over the 12-month service period. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contracts.

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

     Gross Margins. Excluding the effects of stock-based compensation, the gross margins of our various interface cards have generally been consistent and have exceeded the gross margins of our chassis. In general, our gross margins are primarily affected by the following factors:

•	the mix of our products sold;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	new product introductions by us and by our competitors;

•	changes in our pricing policies and those of our competitors;

•	demand for our products;

•	production volume; and

•	the mix of sales channels through which our products are sold.

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

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing and customer support functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase in line with revenue increases.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses, including rent. We expect modest sequential increases in general and administrative expenses as the Company continues to grow.

     In connection with the grant of stock options and warrants and the sale of restricted stock, we recorded deferred stock-based compensation of $36.2 million in 2000 and $6.6 million in 1999. These amounts represent the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options or warrants at the date of grant or (2) the purchase price of the restricted stock. Deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period, which is typically four years. In 2001, we reduced the deferred stock-based compensation balance by $1.7 million as a result of the forfeitures of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which received variable accounting treatment. We amortized to the respective operating expense categories $12.2 million of deferred stock-based compensation in 2001, $16.6 million in 2000 and $1.9 million in 1999. Based on the unvested options, warrants and stock subject to repurchase as of December 31,

2001 we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows: $6.1 million during 2002, $2.7 million during 2003 and $523,000 during 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company’s common stock could also affect future stock-based compensation expense related to equity instruments, which receive variable accounting treatment.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, allowance for obsolete inventory, deferred taxes, impairment of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. We recognize revenue as discussed in the “Overview” section.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Allowance for Obsolete Inventory. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand is less favorable than those projected by management, additional inventory write-downs may be required.

•	Deferred Taxes. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance we consider estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

•	Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable intangible assets, goodwill and other long-lived assets in accordance with SFAS 121 which generally requires us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. Upon implementation of SFAS 142 on January 1, 2002, we will use the fair value method to assess our goodwill annually and the undiscounted cash flows method will continue to be used for qualifying identifiable intangible assets and other long-lived assets.

•	Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Results of Operations

     The following table sets forth certain statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,

	2001	2000	1999

Statement of Income Data:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues(1)	21.5	19.5	20.2

Gross profit	78.5	80.5	79.8

Operating expenses(1):
Research and development	25.2	19.0	14.1
Sales and marketing	25.3	22.9	20.0
General and administrative	11.2	11.4	9.7

Total operating expenses	61.7	53.3	43.8

Income from operations	16.8	27.2	36.0
Interest income, net	5.2	2.0	0.4

Income before income taxes	22.0	29.2	36.4
Income tax expense	9.4	18.7	16.8

Net income	12.6%	10.5%	19.6%

________________ (1) Stock-based compensation included in:
Cost of revenues	0.9%	1.2%	0.2%
Research and development	7.9	9.4	2.7
Sales and marketing	4.2	6.2	1.8
General and administrative	2.8	5.0	3.0

	15.8%	21.8%	7.7%

Comparison of the Years Ended December 31, 2001 and 2000

     Net Revenues. In 2001, net revenues increased 1.5% to $77.2 million from the $76.0 million recorded in 2000. Net revenues in 2001 were positively affected by sales to new customers and the introduction of new product lines during the year. This increase was offset by a significant reduction in customer orders across all product lines due to the slowdown in the economy and in telecommunications spending. Sales to our five largest customers collectively accounted for approximately $28.7 million or 37.2% of our net revenues in 2001 compared to $36.7 million or 48.3% of net revenues in 2000.

     Gross Profit. Gross profit decreased 1.1% to $60.5 million in 2001 from $61.2 million in 2000. Our gross margin decreased to 78.5% in 2001 from 80.5% in 2000. This decrease in gross margin primarily reflects changes in the product mix of products sold in 2001 as compared to 2000.

     Research and Development Expenses. Research and development expenses increased to $19.4 million in 2001 from $14.4 million in 2000. Stock-based compensation included in research and development expense decreased to $6.1 million in 2001 from $7.2 million in 2000. Excluding stock-based compensation, research and development expense increased to $13.4 million in 2001 from $7.2 million in 2000. This increase was primarily due to higher compensation and related benefit costs as a result of the addition of engineering personnel and increased prototype costs associated with new product development.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $19.6 million in 2001 from $17.4 million in 2000. Stock-based compensation included in sales and marketing expense decreased to $3.2 million in 2001 from $4.7 million in 2000. Excluding stock-based compensation, sales and marketing expense increased to $16.3 million in 2001 from $12.7 million in 2000. This increase was primarily due to increases in the number of direct sales and marketing personnel and fixed asset depreciation on demonstration and evaluation equipment. These increases were partially offset by a reduction in the amount of commissions paid in 2001 as compared to 2000.

     General and Administrative Expenses. General and administrative expenses decreased to $8.6 million in 2001 from $8.7 million in 2000. Stock-based compensation included in general and administrative expense decreased to $2.2 million in 2001 from $3.8 million in 2000. Excluding stock-based compensation, general and administrative expense increased to $6.5 million in 2001 from $4.9 million in 2000. This increase is due to higher facility rental and utility costs, increased expenses for professional services, primarily legal and accounting, and increased business insurance expenses. These increases were offset by a decrease in recruiting expenses in 2001 as compared to 2000.

     Interest Income, Net. Interest income, net increased to $4.0 million in 2001 from $1.6 million in 2000. This increase was the result of an increase in cash and cash equivalents. We incurred minimal interest expense in 2001 and 2000.

     Income Tax Expense. Income tax expense decreased to $7.2 million in 2001 from $14.2 million in 2000. Income tax expense was based on an annual effective tax rate of 42.6% in 2001 and 64.1% in 2000. The annual effective tax rate in 2001 and 2000 differs from the statutory rate primarily due to nondeductible stock-based compensation charges and state taxes offset by research and development tax credits. Excluding the effects of deferred stock-based compensation, the effective tax rate in 2001 would have been 34.6% and the effective tax rate in 2000 would have been 38.2%.

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

     Interest Income, Net. Interest income, net increased to $1.6 million in 2000 from $88,000 in 1999. This increase was the result of an increase in cash and cash equivalents. We incurred minimal interest expense in 2000 and 1999.

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

Liquidity and Capital Resources

     As of December 31, 2001 we had cash and cash equivalents of $116.6 million, compared to $96.1 million as of December 31, 2000.

     Net cash provided by operating activities was $26.1 million in 2001, $16.3 million in 2000 and $9.0 million in 1999. Net cash generated from operations in 2001, 2000 and 1999 was primarily provided by net income adjusted for significant non-cash expenses and changes in working capital requirements. Additionally, for 1999, $4.5 million of the $9.0 million of cash provided by operations relates to the timing of payments for our 1999 estimated income tax liability. Due to the method in which estimated income tax payments are made, in 1999 we paid only $66,000 in estimated taxes during the year and, as of December 31, 1999, we had accrued $4.5 million in income taxes payable. During March 2000, we made an estimated income tax payment of $4.6 million relating to the 1999 liability. Had this payment been made in 1999, net cash provided by operations would have been $4.4 million in 1999 and $20.9 million in 2000.

     Cash used in investing activities was $8.1 million in 2001, $3.7 million in 2000 and $1.0 million in 1999. Cash used in investing activities in 2001 consisted of approximately $2.0 million in connection with the acquisition of the outstanding capital stock of Caimis, Inc., which was completed in November 2001, and capital expenditures for property and equipment. Cash used in investing activities in 2000 and 1999 consisted exclusively of capital expenditures for property and equipment.

     Financing activities provided net cash of $2.6 million in 2001, $74.8 million in 2000 and used net cash of $336,000 in 1999. Financing activities in 2001 consisted of proceeds from the exercise of stock options and the proceeds from related party receivables. In 2000, financing activities included $74.4 million from the completion of our initial public offering in October 2000, proceeds from option exercises and proceeds from a related party receivable. Financing activities in 1999 consisted of repayment of a $500,000 note issued to a shareholder and cash proceeds from the sale of common stock and stock option exercises.

     As of December 31, 2001 we had no material commitments for capital expenditures. As of December 31, 2001 we had total minimum lease obligations of $7.0 million through May 31, 2007 under non-cancelable operating leases. We do not have any capital leases.

     On February 14, 2002, the Company completed the acquisition from Empirix, Inc. of the assets associated with the production and sale of the ANVL (Automated Network Validation Library) product line. The purchase price was $5.0 million in cash. In addition, a contingent cash payment of up to $1.0 million may be paid based upon our sales through March 31, 2003 of ANVL products and services.

     We believe that our existing balances of cash and cash equivalents and cash flow expected to be generated from our operations will be sufficient to meet our cash needs for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our capital requirements will depend on many factors, including the growth rate of our net revenues, our profitability, our capital expenditures, acquisition of key technology, working capital requirements, the timing and extent of spending to support product development efforts and the expansion of our sales, marketing and technical support efforts.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has accounted for the acquisition of Caimis, Inc. in accordance with the provisions of SFAS 141.

     In June 2001, the FASB issued Statement of Financial Accounting Standards 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption and annually or whenever events or circumstance occur indicating that goodwill might be impaired. The Company has accounted for the acquisition of Caimis, Inc. in accordance with the provisions of SFAS 142. Under the transition provisions of SFAS 142, the Company has not recorded amortization of goodwill relating to the Caimis, Inc. acquisition.

     In August 2001, the FASB issued Statement of Financial Accounting Standards 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes the adoption of SFAS 144 will not have a material impact on its financial statements.

Risk Factors

     The statements that are not historical facts contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of the Company’s management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report on Form 10-K and in certain of our other Securities and Exchange Act Commission filings, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of Ixia.

Our quarterly and annual operating results may fluctuate significantly as a result of new product introductions and other factors which could cause our stock price to decline significantly

     Our quarterly and annual operating results may fluctuate significantly due to a variety of factors, most of which are outside of our control. Some of the factors that could cause our quarterly and annual operating results to fluctuate include the other risks discussed in this “Risk Factors” section.

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

     The market for our products is characterized by:

•	rapid technological change such as the recent development of optical fiber and wireless technologies;

•	frequent new product introductions such as higher speed and more complex routers;

•	evolving industry standards such as new Internet protocols;

•	changing customer needs such as the increase in the levels of service agreed to between network service providers and their customers; and

•	short product life cycles as a result of rapid changes in our customers’ products.

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

     Our ability to successfully introduce new products in a timely fashion will depend on several factors, including our ability to:

•	anticipate technological changes and industry trends;

•	properly identify customer needs;

•	innovate and develop new technologies and applications;

•	hire and retain necessary technical personnel;

•	successfully commercialize new technologies in a timely manner;

•	timely obtain key components for the manufacture of new products;

•	manufacture and deliver our products in sufficient volumes and on time;

•	price our products competitively; and

•	differentiate our offerings from our competitors’ offerings.

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

Some key components in our products come from sole or limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products

     We and our contract manufacturers currently purchase a number of key components used to manufacture our products from sole or limited sources of supply for which alternative sources may not be available. From time to time, we have experienced shortages of key components, including chips, oscillators and optical modules. We and our contract manufacturers have no guaranteed or long-term supply arrangements for these or other components, including field programmable gate arrays, or FPGA’s, which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required. Financial or other difficulties faced by our suppliers or significant changes in market demand for necessary components could limit the availability to us and our contract manufacturers of these components. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales.

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

Competition in our market could significantly harm our results of operations

     The market for our products is highly competitive. We face competition primarily from test equipment manufacturers such as Agilent Technologies and Spirent Communications. We also compete with start-up companies such as Antara and gnubi, which are focused on network performance analysis and measurement. In the network monitoring and optimization market we expect to compete with test equipment manufacturers such as EXFO as well as with start-up companies, such as Brix and Adlex. Additionally, some of our network equipment manufacturer customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has always accounted for a significant portion of our net revenues, we cannot assure you that it will continue to do so.

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

Because we depend on a limited number of network equipment manufacturers for a majority of our revenues, any cancellation, reduction or delay in purchases by these customers could significantly harm our revenues and results of operations

     Historically, a small number of network equipment manufacturing customers has accounted for a significant portion of our net revenues. Sales to our five largest customers represented 37.2% of our net revenues in 2001, 48.3% of our net revenues in 2000 and 51.0% our net revenues in 1999. Sales to Cisco Systems, our largest customer, accounted for 24.4% of our net revenues in 2001, 29.5% of our net revenues in 2000 and 30.8% of our net revenues in 1999. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.

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

If we are unable to expand our sales and distribution channels or are unable to successfully manage our expanded sales organization, our revenues and results of operations will be harmed

     Historically, we have relied primarily on a limited direct sales organization, supported by third-party manufacturers’ representatives and distributors, to sell our products. Our distribution strategy focuses primarily on developing and expanding our direct sales organization and our network of manufacturers’ representatives and distributors. We may not be able to successfully expand our sales and distribution channels, and the cost of any expansion may exceed the revenues that we generate. To the extent that we are successful in expanding our sales and distribution channels, we cannot assure you that we will be able to compete successfully against the significantly larger and better-funded sales and marketing operations of many of our current or potential competitors. We have granted exclusive rights to substantially all of our distributors and manufacturers’ representatives to market our products in their specified territories. Our distributors and manufacturers’ representatives may not market our products effectively or devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our sales and support staff, or to maintain existing or establish new relationships with successful manufacturers’ representatives and distributors, would harm our revenues and results of operations.

If we are unable to expand our international sales and distribution channels or manage them effectively, our results of operations would be harmed

     Historically, a significant portion of our sales have been made to customers in the United States. Sales in the United States accounted for 82.8% of our net revenues in 2001, 84.1% of our net revenues in 2000 and 86.9% of our net revenues in 1999. In the past, we have depended on distributors for the substantial majority of our international sales. The loss of one or more of our international distributors or their failure to sell our products would limit our ability to sustain and grow our revenues in international markets. We intend to expand or enter into additional international markets, including Europe and the Asia Pacific region, by adding distributors and international sales and support personnel. Our failure in these efforts could significantly harm our results of operations and decrease the value of our stock. We only have limited international sales experience and believe that the growth of our sales outside of the United States will be subject to a number of additional risks and uncertainties, including:

•	adoption of different local technical and regulatory standards;

•	the need to maintain and establish new relationships with distributors and the sales performance of these distributors, who may not be as effective or loyal as our employees;

•	the costs and complexity of staffing and managing more widely dispersed foreign sales activities, including the ability to identify, attract and retain qualified managers and sales personnel, overcoming cultural, linguistic and nationalistic barriers and adapting to foreign business practices;

•	longer payment cycles of foreign customers compared with customers in the United States;

•	seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

•	legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers;

•	potential political and economic instability; and

•	inadequate protection of intellectual property in some countries.

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

Because of intense competition for technical personnel, we may not be able to recruit or retain necessary personnel on a cost-effective basis

     Our success will depend in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We plan to increase the number of our research and development, marketing, sales, customer support and operations employees. Competition for highly skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our ability to develop new products and maintain customer relationships. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of new and enhanced products and harm our ability to sell our products. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We may be subject to such claims as we seek to retain or hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. Such claims could also discourage potential employees who currently work for our competitors from joining us.

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

Continued rapid growth will strain our operations and require us to incur costs to maintain and upgrade our management and operational resources

     We have experienced and are continuing to experience a period of growth. Unless we manage our growth effectively, we may have difficulty in operating our business. As a result, we may inaccurately forecast sales and materials requirements, fail to integrate new personnel or fail to maintain adequate internal controls, which may result in fluctuations in our operating results and cause the price of our stock to decline. We plan to continue to expand our operations which may place a significant strain on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our profitability could be significantly harmed.

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

     Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our results of operations. Any claims, with or without merit, could:

•	be time-consuming;

•	result in costly litigation;

•	divert the efforts of our technical and management personnel;

•	require us to develop alternative technology, thereby causing product shipment delays and the loss or deferral of revenues;

•	require us to cease selling the products containing the infringing intellectual property;

•	require us to pay substantial damage awards;

•	damage our reputation; or

•	require us to enter into royalty or licensing agreements which, if required, may not be available on terms acceptable to us, if at all.

     In the event a claim against us were successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our revenues, results of operations and competitive position would be harmed.

We are exposed to general economic and market conditions

     Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the telecommunications industry. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to network equipment manufacturers in North America were adversely affected during fiscal 2001. If the economic conditions do not improve, or if there is a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results and financial condition.

Some of our customers may not have the resources to pay for our products or to order our products as a result of the current economic environment

     With the recent economic slowdown, some of our customers are forecasting that their revenue for the foreseeable future will generally be lower than anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems, and they are finding it increasingly difficult to obtain financing on attractive terms, if at all. As a result, if some of these customers are not successful in generating sufficient revenue or securing alternate financing arrangements, they may not be able to pay, or may delay payment for the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecast or any products at all. The inability of our customers to pay us for our products will adversely affect our cash flow and the timing of our revenue recognition and harm our results of operation. The failure of our customers to order product will also result in decreased revenues.

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

Acquisitions undertaken and any that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results

     On November 5, 2001, we completed the acquisition of all of the outstanding capital stock of Caimis, Inc., and on February 14, 2002, we completed the acquisition from Empirix, Inc. of the assets associated with the producing of the ANVL (Automated Network Validation Library) product line. We expect to continue to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may acquire additional businesses, products or technologies in the future. If we make any further acquisitions, we could issue stock that would dilute existing shareholders’ percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses and technologies and believe acquisitions could involve the following risks:

•	problems assimilating the acquired operations, technologies or products;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers, contract manufacturers, customers and industry experts;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of the acquired organization’s or our own key employees.

     We cannot assure you that we would be successful in overcoming problems in connection with our past or future acquisitions, and our inability to do so could significantly harm our revenues and results of operations.

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

     Technology Capital Group S.A., our principal shareholder, has agreed that for a period of three years beyond October 2001 or until any earlier time that it owns less than 25% of the outstanding shares of our common stock, it will provide us with at least 30 days advance notice before agreeing to a sale or other disposition of one percent or more of our outstanding shares in a private transaction. This notice requirement may delay a third party’s acquisition of the shares of our common stock held by Technology Capital Group and also provide us with an opportunity to propose other buyers for the shares who may be more acceptable to us, to propose to repurchase the shares proposed to be sold or to propose to register the shares for sale in an underwritten public offering. This notice requirement may also discourage third parties from attempting to acquire the shares of our common stock held by Technology Capital Group during that period.

     These provisions of our articles of incorporation and bylaws and this agreement may have the effect of delaying, deferring or preventing a change in our control despite possible benefits to our shareholders, may discourage bids at a premium over the market price of our common stock and may harm the market price of our common stock and the voting and other rights of our shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We do not hold financial instruments for trading or speculative purposes. Our financial instruments have short maturities and therefore are not subject to significant interest rate risk. We generally place funds that are in excess of our current needs in high credit quality instruments with maturities of less than one year, such as money market accounts and commercial paper. We do not have any financial liabilities that are subject to interest rate risk. We do not expect any material loss from our investments and therefore believe that our potential interest rate exposure is not material. We do not use any derivatives or similar instruments to manage our interest rate risk.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data of the Company required by this Item are provided in the consolidated financial statements of the Company included in this Annual Report on Form 10-K as listed in Item 14(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated herein by reference to information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2002, which information appears under the captions entitled “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such Proxy Statement will be filed with the Commission within 120 days after the Company’s last fiscal year-end, December 31, 2001.

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2002, which information appears under the captions “Election of Directors — Compensation of Directors,” “Executive Compensation and Other Information,” “Board of Directors and Compensation Committee Reports on Executive Compensation” and “Performance Graph.” Such Proxy Statement will be filed with the Commission within 120 days after the Company’s last fiscal year-end, December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2002, which information appears under the caption “Common Stock Ownership of Principal Shareholders and Management.” Such Proxy Statement will be filed with the Commission within 120 days after the Company’s last fiscal year-end, December 31, 2001.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2002, which information appears under the caption “Certain Relationships and Related Transactions.” Such Proxy Statement will be filed with the Commission within 120 days after the Company’s last fiscal year-end, December 31, 2001.

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

     (3)  Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended(1)
3.2	Bylaws, as amended(2)
10.1*	1997 Stock Option Plan, as amended(3)
10.1.1*	Amendment No. 4 to 1997 Stock Option Plan(4)
10.1.2*	Amendment No. 5 to 1997 Stock Option Plan(5)
10.2*	Director Stock Option Plan(6)
10.3*	Employee Stock Purchase Plan(7)
10.4*	Officer Severance Plan(8)
10.5*	Form of Indemnity Agreement between Ixia and its directors and executive officers(9)
10.6*	Subscription Agreement dated September 8, 1999 between Ixia and Mark MacWhirter(10)
10.7	Office Lease Agreement dated November 5, 1999 between Malibu Canyon Office Partners, LLC and Ixia and First Amendment to Office Lease dated as of March 22, 2000(11)
10.8*	Warrants dated August 2, 2000 to Purchase 80,000 Shares of Common Stock issued to Robert W. Bass(12)
10.9	Registration Rights and Stock Transfer Restriction Agreement dated as of September 1, 2000 among Ixia, Technology Capital Group S.A. and Stéphane Ratel(13)
10.10*	2000 Bonus Plan(14)
10.11	Promissory Note dated July 7, 2000, in the principal amount of $78,433.33 issued by Mark MacWhirter in favor of Ixia(15)
10.12*	Agreement dated as of September 26, 2000 between Ixia and Eran Karoly(16)
10.13*	Employment offer letter agreement dated October 27, 2001 between Ixia and David Anderson
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit No. 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(2)	Incorporated by reference to Exhibit No. 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(3)	Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(4)	Incorporated by reference to Exhibit No. 10.1.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(5)	Incorporated by reference to Exhibit No. 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-66382) filed with the Commission on July 31, 2001.

(6)	Incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(7)	Incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(8)	Incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(9)	Incorporated by reference to Exhibit No. 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(10)	Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(11)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(12)	Incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(13)	Incorporated by reference to Exhibit No. 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(14)	Incorporated by reference to Exhibit No. 10.16 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(15)	Incorporated by reference to Exhibit No. 10.18 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(16)	Incorporated by reference to Exhibit No. 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

(c)  Exhibits

     See the list of Exhibits under Item 14(a)(3) of this Annual Report on Form 10-K.

(d)  Financial Statement Schedules

     See the Schedule under Item 14(a)(2) of this Annual Report on Form 10-K.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Shareholders of Ixia:

     Our audits of the consolidated financial statements of Ixia and its subsidiary referred to in our report dated January 30, 2002, included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
January 30, 2002

IXIA
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000, and 1999
(in thousands)

	Balance at	Charged to	Reversals to		Balance at
	beginning	cost and	cost and		end of
Description	of period	expenses	expenses	Deductions	Period

Allowance for doubtful accounts
2001	$260	$409	$(100)	$(102)	$467
2000	89	171	—	—	260
1999	25	217	—	(153)	89

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2002	IXIA
/s/ Errol Ginsberg
Errol Ginsberg President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Errol Ginsberg Errol Ginsberg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2002

/s/ Thomas B. Miller Thomas B. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2002

/s/ Jean-Claude Asscher	Chairman of the Board	March 22, 2002

Robert W. Bass	Director

/s/ Howard Oringer Howard Oringer	Director	March 22, 2002

/s/ Jon F. Rager Jon F. Rager	Director	March 22, 2002

IXIA

Report of Independent Accountants

To the Board of Directors and Shareholders of Ixia:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
January 30, 2002, except for subsequent event described in Note 12, as to which the date is February 14, 2002

IXIA
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2001	2000

Assets
Current assets:
Cash and cash equivalents	$116,643	$96,066
Accounts receivable, net	7,534	11,874
Inventories	3,316	5,589
Deferred income taxes	3,520	3,321
Income taxes receivable	2,598	—
Prepaid expenses and other current assets	940	806

Total current assets	134,551	117,656
Property and equipment, net	6,821	3,561
Deferred income taxes	51	263
Goodwill and other intangible assets, net	2,536	—
Other assets, net	207	202

Total assets	$144,166	$121,682

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,482	$4,641
Accrued expenses	3,317	5,492
Deferred revenue	1,546	1,469
Income taxes payable	—	2,029

Total liabilities	6,345	13,631
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value; 1,000 shares authorized and none outstanding	—	—
Common stock, no par value; 200,000 shares authorized at December 31, 2001 and December 31, 2000, respectively, 55,810 and 53,883 shares issued and outstanding as of December 31, 2001 and December 31, 2000, respectively	77,764	75,454
Additional paid-in capital	46,933	44,007
Deferred stock-based compensation	(9,418)	(23,941)
Notes receivable from shareholders	—	(262)
Retained earnings	22,542	12,793

Total shareholders’ equity	137,821	108,051

Total liabilities and shareholders’ equity	$144,166	$121,682

The accompanying notes are an integral part of these consolidated financial statements

IXIA

Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,

	2001	2000	1999

Net revenues	$77,157	$76,044	$24,499
Cost of revenues(1)	16,610	14,825	4,944

Gross profit	60,547	61,219	19,555
Operating expenses(1):
Research and development	19,412	14,421	3,449
Sales and marketing	19,557	17,411	4,892
General and administrative	8,643	8,709	2,389

Total operating expenses	47,612	40,541	10,730

Income from operations	12,935	20,678	8,825
Interest income, net	4,035	1,552	88

Income before income taxes	16,970	22,230	8,913
Income tax expense	7,221	14,245	4,103

Net income	$9,749	$7,985	$4,810

Earnings per share:
Basic	$0.18	$0.17	$0.11
Diluted	$0.16	$0.15	$0.10
Weighted average number of common and common equivalent shares outstanding:
Basic	54,550	47,244	43,574
Diluted	61,977	53,777	45,970

_____________ (1) Stock-based compensation included in:
Cost of revenues	$729	$948	$38
Research and development	6,055	7,182	669
Sales and marketing	3,245	4,695	449
General and administrative	2,159	3,807	729

	$12,188	$16,632	$1,885

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

					Notes
	Common Stock		Additional	Deferred	Receivable	Retained
			Paid-In	Stock-based	From	Earnings
	Shares	Amount	Capital	Compensation	Shareholders	(Deficit)	Total

Balance as of December 31, 1998	43,200	$300	$1,722	$(260)	$—	$(2)	$1,760
Exercise of stock options	776	15					15
Issuance of common stock	1,650	468			(319)		149
Deferred stock-based compensation			6,572	(6,572)			—
Amortization of deferred stock-based compensation				1,885			1,885
Interest receivable from shareholders						(9)	(9)
Net income						4,810	4,810

Balance as of December 31, 1999	45,626	783	8,294	(4,947)	(328)	4,808	8,610
Exercise of stock options	1,932	239					239
Deferred stock-based compensation			36,169	(36,169)			—
Amortization of deferred stock-based compensation				16,783			16,783
Forfeiture of stock options			(543)	392			(151)
Stock option tax benefit			87				87
Issuance of common stock in conjunction with initial public offering (net of issuance costs of $7,793)	6,325	74,432					74,432
Repayment of note receivable					90		90
Interest receivable from shareholders					(24)		(24)
Net income						7,985	7,985

Balance as of December 31, 2000	53,883	75,454	44,007	(23,941)	(262)	12,793	108,051
Exercise of stock options and employee stock purchase plan options	1,927	2,310					2,310
Deferred stock-based compensation			(858)	858			—
Amortization of deferred stock-based compensation				12,787			12,787
Forfeiture of stock options			(1,477)	878			(599)
Stock option tax benefit			5,261				5,261
Repayment of note receivable					270		270
Interest receivable from shareholders					(8)		(8)
Net income						9,749	9,749

Balance as of December 31, 2001	55,810	$77,764	$46,933	$(9,418)	$—	$22,542	$137,821

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$9,749	$7,985	$4,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,915	1,097	452
Allowance for doubtful accounts	207	171	64
Stock-based compensation	12,188	16,632	1,885
Interest receivable from shareholders	(8)	(24)	(9)
Deferred income tax	(246)	(2,972)	(422)
Changes in operating assets and liabilities:
Accounts receivable	4,167	(7,688)	(3,295)
Inventories	2,273	(4,843)	(342)
Income taxes receivable	2,663	—	—
Prepaid expenses and other current assets	(125)	(515)	(271)
Other assets	5	(71)	(112)
Accounts payable	(3,339)	3,554	595
Accrued expenses	(2,340)	4,110	955
Deferred revenue	(25)	1,199	197
Income taxes payable	(2,029)	(2,357)	4,459

Net cash provided by operating activities	26,055	16,278	8,966

Cash used in investing activities:
Purchases of property and equipment	(6,068)	(3,706)	(1,021)
Payments in connection with acquisition	(1,990)	—	—

Cash used in investing activities	(8,058)	(3,706)	(1,021)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	74,432	149
Exercise of stock options	2,310	239	15
Proceeds from related-party note receivable	270	90	—
Repayment of related-party note payable	—	—	(500)

Net cash provided by (used in) financing activities	2,580	74,761	(336)

Net increase in cash and cash equivalents	20,577	87,333	7,609
Cash and cash equivalents at beginning of period	96,066	8,733	1,124

Cash and cash equivalents at end of period	$116,643	$96,066	$8,733

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$7,895	$19,557	$66

Supplemental disclosure of noncash transactions:
Issuance of shareholder notes receivable	$—	$—	$319

The accompanying notes are an integral part of these consolidated financial statements

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

     Business

     Ixia (the “Company”) was incorporated on May 27, 1997, as a California corporation. The Company designs and markets high-speed, multi-port network performance analysis systems that generate and analyze data traffic over optical and electrical networks.

     On October 17, 2000, the Company sold 6,325,000 shares of common stock in an initial public offering, including 825,000 shares sold upon exercise of the underwriters’ over-allotment option. Net proceeds to the Company totaled approximately $74.4 million, net of offering costs of approximately $7.8 million.

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

     Consolidation

     All subsidiaries are consolidated. All significant intercompany transactions and accounts are eliminated in consolidation.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We generally place funds that are in excess of our current needs in high credit quality instruments such as money market accounts and commercial paper.

     Fair Value of Financial Instruments

     The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities are carried at cost, which approximates their fair values because of the short-term maturity of these instruments and the relative stability of interest rates.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to obsolescence and other factors in evaluating net realizable value.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, ranging from two to seven years. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions. Repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the Statement of Income.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Amortization of Intangible Assets and Goodwill Impairment

     The Company applies Statement of Financial Accounting Standards 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which was effective for acquisitions after June 30, 2001. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets. Goodwill is carried at cost and is tested for impairment annually or whenever events or circumstances occur indicating that goodwill might be impaired. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the fair value.

     Long-Lived Assets

     The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. To date, no such impairment has been recorded.

     Hardware Product Warranty Costs

     The Company generally warrants its products for one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Accrued hardware product warranty costs are included as a component of accrued expenses on the accompanying balance sheets.

     Revenue Recognition

     The software component of the Company’s products is an integral part of its functionality. As such, the Company applies the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.”

     The Company’s products are fully functional at the time of shipment. The software components of the Company’s products do not require significant production, modification or customization. As such, revenue from product sales is recognized upon shipment provided that (1) a purchase order has been received or a contract has been executed; (2) title has transferred; (3) the fee is fixed and determinable; and (4) collectibility is deemed probable. Revenue associated with multiple-element arrangements (products and post-contract customer support (“PCS”), is allocated to each element based on vendor-specific objective evidence of fair value. Revenue related to future PCS is initially deferred and subsequently recognized ratably over the term of the service period. Extended warranty and other service revenues are recognized ratably over the respective service periods. Such service revenue has not been significant to date.

     Research and Development

     Costs related to research and development of products are expensed as incurred. Costs incurred to establish the technological feasibility of a software product are considered research and development costs and are expensed as incurred. Once technological feasibility is established, all development costs incurred until general product release are subject to capitalization. To date, the establishment of technological feasibility of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs.

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

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Advertising

     Advertising costs are expensed as incurred. Advertising costs were $876,000, $484,000 and $256,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Stock-Based Compensation

     The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock and stock options issued. Accordingly, any compensation expense is recognized over the vesting period and represents the difference between the deemed fair value for accounting purposes of the underlying stock and the purchase price or the exercise price at the date of grant. The Company has provided additional disclosures required by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18.

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

     Earnings Per Share

     Earnings per share are computed using the weighted average number of shares outstanding and dilutive common stock equivalents (options and restricted stock) in accordance with SFAS 128, “Earnings per Share.”

     Comprehensive Income

     The Company has adopted the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income, other than net income.

     Segments

     The Company has adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable business segments as of, and for the years ended, December 31, 2001, 2000 and 1999. The amount of the Company’s long-lived assets located outside of the United States as of December 31, 2001, 2000 and 1999 were not significant.

     Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has accounted for the acquisition of Caimis, Inc. in accordance with the provisions of SFAS 141 (see Note 4).

     In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which is effective January 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has accounted for the acquisition of Caimis, Inc. in accordance with the provisions of SFAS 142. Under the transition provisions of SFAS 142, the Company has not recorded amortization of goodwill relating to the Caimis, Inc. acquisition.

     In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company believes the adoption of SFAS 144 will not have a material impact on its financial statements.

2. Concentrations

     Credit Risk

     Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with reputable financial institutions, and at times, cash balances may be in excess of FDIC insurance limits. The Company extends differing levels of credit to customers, does not generally require collateral, and maintains reserves for potential credit losses based upon the expected collectibility of accounts receivable. Credit losses to date have been within management’s expectations and have not been significant.

     For the years ended December 31, 2001, 2000 and 1999, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Year Ended December 31,

	2001	2000	1999

Amount of net revenues	$18,799	$22,426	$7,549
As a percentage of total net revenues	24%	30%	31%

     As of December 31, 2001, 2000 and 1999 the Company had receivable balances from the customer approximating 18%, 31% and 16%, of total accounts receivable, respectively.

     International Revenues

     Net revenues from international product shipments were $13.3 million in 2001, $12.1 million in 2000 and $3.2 million in 1999.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3. Selected Balance Sheet Data (in thousands)

     Accounts Receivable, Net

     Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2001	2000

Trade accounts receivable	$8,001	$12,134
Allowance for doubtful accounts	(467)	(260)

	$7,534	$11,874

     Inventories

     Inventories consisted of the following:

	December 31,	December 31,
	2001	2000

Raw materials	$1,502	$2,612
Work in process	1,510	2,039
Finished goods	304	938

	$3,316	$5,589

     Property and Equipment, Net

     Property and equipment, net consisted of the following:

	December 31,	December 31,
	2001	2000

Computer equipment	$1,155	$770
Computer software	735	382
Demonstration equipment	6,173	2,470
Furniture and other equipment	2,845	1,365
Leasehold improvements	434	237

	11,342	5,224
Accumulated depreciation	(4,521)	(1,663)

	$6,821	$3,561

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Accrued Expenses

     Accrued expenses consisted of the following:

	December 31,	December 31,
	2001	2000

Accrued payroll	$388	$277
Accrued commissions	403	811
Accrued bonuses	397	2,456
Accrued warranty	160	334
Accrued sales tax	180	752
Accrued vacation	603	357
Other	1,186	505

	$3,317	$5,492

4. Acquisition

     On November 5, 2001, the Company completed the acquisition of all of the outstanding capital stock of Caimis, Inc., a company that develops software products for routing optimization and network performance that are targeted at major carriers, internet service providers and large enterprises. The results of Caimis’ operations have been included in the consolidated financial statements since the acquisition date. Proforma results of operations have not been presented because the effect of this acquisition was not material.

     The aggregate cash purchase price, net of acquisition costs, was $1,990,000. In addition, a contingent payment of up to $3.5 million may be paid in 2003 based upon sales through December 31, 2002 of certain Caimis products. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$51
Property and equipment	50
Intangible assets	1,746
Goodwill	848

Total assets acquired	2,695
Current liabilities assumed	(705)

Net assets acquired	$1,990

     Of the $1,746,000 of acquired intangible assets, $1,482,000 was assigned to unpatented technology and $264,000 was assigned to the non-compete covenant. The unpatented technology and the non-compete covenant will be amortized using a straight-line method over their expected useful lives of seven and two years, respectively.

5. Goodwill and Other Intangible Assets

     As of December 31, 2001, intangible assets consisted of goodwill, unpatented technology and a non-compete agreement with a gross carrying amount of $848,000, $1,482,000 and $264,000, respectively. The aggregate amortization expense for the year ended December 31, 2001 was $58,000. Annual amortization of the intangible assets is expected to be $344,000, $322,000, $212,000, $212,000 and $598,000 for the years ending December 31, 2002, 2003, 2004, 2005 and thereafter, respectively.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes

     Income tax expense consisted of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Current:
Federal	$7,509	$13,973	$3,685
State	(41)	3,219	840
Deferred:
Federal	(148)	(2,544)	(445)
State	(99)	(403)	23

	$7,221	$14,245	$4,103

     The net effective income tax rate differed from the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,

	2001	2000	1999

Federal statutory expense:	$5,940	$7,781	$3,030
State taxes, net of federal benefit	441	1,277	520
Research and development credits	(1,339)	(970)	(156)
Nondeductible stock-based compensation	2,120	6,049	702
Other	59	108	7

Income tax expense	$7,221	$14,245	$4,103

Net effective income tax rate	42.6%	64.1%	46.0%

     The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2001	2000

Deferred tax assets:
State income taxes	$76	$978
Allowance for doubtful accounts	192	114
Depreciation and amortization	(384)	82
Research and development credit carryforward	—	145
Warranty accruals	66	147
Deferred revenue	609	644
Stock-based compensation	2,008	692
Inventory adjustments	508	320
Net operating loss	388	—
Other	108	462

Total deferred tax assets	3,571	3,584
Current	3,520	3,321

Non-current	$51	$263

     Realization of the December 31, 2001 deferred tax assets is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As of December 31, 2001, the Company had net operating losses for both federal and state income tax purposes of approximately $945,000, which expire at various dates between 2009 and 2019, respectively. These net operating losses can be carried forward to offset future taxable income, if any. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate”, as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The annual limitation under Section 382 of the Internal Revenue Code is approximately $125,000.

7. Commitments and Contingencies

     Leases

     The Company leases its facilities and certain computer equipment under noncancelable operating leases for varying periods through January 2007, excluding options to renew. The following are the future minimum commitments under these leases (in thousands):

Year Ending December 31,

2002	$1,353
2003	1,283
2004	1,252
2005	1,282
2006	1,313
Thereafter	556

$7,039

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,387,000, $871,000 and $67,000, respectively.

     Litigation

     From time to time, certain legal actions may arise in the ordinary course of the Company’s business. To date, such legal actions have not had a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Shareholders’ Equity

     Stock Splits

     In January 1998, the Board of Directors authorized a five-for-one split of the Company’s common stock, effected in the form of a stock dividend paid to shareholders of record on March 16, 1998. In February 2000, the Board of Directors authorized a three-for-one split of the Company’s common stock, effected in the form of a stock dividend paid to shareholders of record on March 21, 2000. The share information in the accompanying financial statements and related notes for all periods prior to these stock splits has been adjusted to reflect the stock splits.

     Common Stock

     In June 1999, the Company issued 225,000 shares of common stock to a director in exchange for services and $64,000. The deemed fair value of these shares for accounting purposes was determined to be $243,000, of which the intrinsic value of $179,000 was recognized as stock-based compensation expense for the year ended December 31, 1999.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In August 1999, the Company issued 900,000 shares of common stock to its two employee founders in exchange for services and notes receivable totaling $255,000. The shares were subject to a lapsing repurchase right with vesting in eight equal quarterly installments commencing on September 30, 1999, subject to acceleration provisions for certain employment termination situations. The deemed fair value of these shares for accounting purposes was determined to be $1,287,000, resulting in deferred stock-based compensation totaling $1,032,000, of which approximately $150,000, $559,000 and $323,000 was recognized as stock-based compensation expense for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, all of these shares were vested.

     In September 1999, the Company issued 225,000 shares of common stock to a non-employee shareholder in exchange for services and note receivable totaling $64,000. The shares were subject to a lapsing repurchase right with vesting in eight equal quarterly installments commencing on September 30, 1999, subject to acceleration provisions for certain service termination situations. This stock award is a variable award and resulted in a reduction to deferred stock-based compensation of approximately $391,000 during the year ended December 31, 2001. During the years ended December 31, 2000 and 1999, deferred stock-based compensation increase by approximately $2,044,000 and $1,002,000 respectively. Stock-based compensation expense for the years ended December 31, 2001, 2000, and 1999 was approximately $726,000, $1,654,000 and $275,000. As of December 31, 2001, all of these shares were vested.

     In September 1999, the Company issued 300,000 shares of common stock to an employee in exchange for $85,000. The shares are subject to a lapsing repurchase right which allows the Company at its option to repurchase any unvested shares at the original purchase price of $0.28 per share. 75,000 of the shares vested on September 30, 2000 with the remaining shares vesting in twelve equal quarterly installments commencing on December 31, 2000. The deemed fair value of these shares for accounting purposes was determined to be $462,000, resulting in deferred stock-based compensation totaling $377,000, of which stock-based compensation expense for the years ended December 31, 2001, 2000 and 1999 was $79,000, $149,000 and $98,000, respectively. As of December 31, 2001, approximately 131,000 of these shares were unvested.

     Notes Receivable from Shareholders

     In August 1999, the Company received promissory notes from the Company’s two employee founders and a non-employee shareholder which totaled $319,000 for the issuance of 1,125,000 shares of common stock. As of December 31, 2001, the notes were paid in full. As of December 2000, the promissory notes totaled $262,000. The notes bore interest at 8% per annum and were due at various dates through September 2002. The notes, which were classified as a component of shareholders’ equity, were full recourse and were collateralized by the related shares of the Company. For the year ended December 31, 2001, 2000 and 1999, the Company recorded interest income related to these notes receivable of approximately $8,000, $24,000 and $9,000, respectively.

     Warrants

     In August 2000, the Company issued warrants to purchase 80,000 shares of common stock to a director. The warrants have an exercise price of $7.00 and vest in sixteen equal quarterly installments commencing September 30, 2000. The deemed fair value of these warrants for accounting purposes was determined to be $777,000, resulting in deferred stock-based compensation totaling $217,000, of which approximately $92,000 and $108,000 was recognized as stock-based compensation expense for the year ended December 31, 2001 and 2000, respectively. As of December 31, 2001, approximately 50,000 of these shares were unvested.

     Stock Options

     The Company’s 1997 Stock Option Plan, as amended (the “1997 Plan”), provides for the issuance of stock-based awards to qualified employees, employee directors and consultants of the Company. The stock-based awards may include incentive stock options or nonqualified stock options. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns more than 10% of

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the voting shares of the outstanding stock). Options generally vest 25% on the first anniversary of the grant date with the remaining options vesting in 12 equal quarterly installments with the first installment vesting on the last day of the first full calendar quarter following the first anniversary. In the event the holder ceases to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after optionee’s termination for cause, up to three months after termination other than for cause or death or disability, or up to six months after termination by disability or death. As of December 31, 2001, the Company has reserved 19,000,000 shares of its common stock for issuance under the 1997 Plan, 3,593,000 of which were available for future grant as of such date.

     The Company’s Director Plan (the “Director Plan”) was approved by our shareholders in September 2000 and provides for the issuance of stock-based awards to Company non-employee directors. The Company has reserved a total of 200,000 shares of common stock for issuance under the plan. The option grants under the plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of our common stock on the grant date. The plan provides for an initial grant to a non-employee director of an option to purchase 10,000 shares of common stock upon the director’s initial election or appointment to the board. The plan also provides for each non-employee director to be granted an option to purchase 5,000 shares of common stock upon the director’s re-election to the board at an annual meeting of shareholders, provided the director has served as a non-employee director for at least six months preceding the date of the annual meeting. The grants become exercisable in four equal quarterly installments commencing on the last day of the calendar quarter in which the option is granted. The plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of December 31, 2001, the Director Plan had 180,000 shares available for future grant.

     The following table summarizes information relating to stock option activity under the above plans for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share data):

	Outstanding	Weighted Average
	Options Number	Exercise Price
	of Shares	Per Share

Options Outstanding as of December 31, 1998	3,815	$0.05
Granted	3,300	0.29
Exercised	(776)	0.02
Canceled	(91)	0.28

Options Outstanding as of December 31, 1999	6,248	0.18
Granted	6,636	4.30
Exercised	(1,932)	0.12
Canceled	(179)	3.79

Options Outstanding as of December 31, 2000	10,773	2.67
Granted	2,644	11.91
Exercised	(1,861)	0.86
Canceled	(698)	4.36

Options Outstanding as of December 31, 2001	10,858	$5.13

     Options granted for the years ended December 31, 2000 and 1999 resulted in total deferred stock-based compensation of $33,908,000 and $3,982,000, respectively, which was recorded as deferred compensation in shareholders’ equity. The deferred stock-based compensation represented the difference between the exercise price of the options and the deemed fair value of the Company’s common stock for accounting purposes at the date of grant. The deferred stock-based compensation is recognized as stock-based compensation expense in the statements of income over the related vesting periods of the options. Deferred stock-based compensation at December 31, 2001 decreased from deferred stock-based compensation at December 31, 2000 by $1,736,000 as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which received variable accounting treatment.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     For the years ended December 31, 2001, 2000 and 1999, stock-based compensation expense related to stock option grants included in the accompanying statements of income was approximately $11,141,000, $14,162,000 and $1,010,000, respectively. Annual amortization of deferred stock-based compensation as of December 31, 2001 is expected to be $6,148,000, $2,747,000 and $523,000 for the years ending December 31, 2002, 2003 and 2004, respectively. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company’s common stock could also affect future stock-based compensation expense related to equity instruments, which receive variable accounting treatment.

     Additional information with respect to stock options outstanding as of December 31, 2001 is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Outstanding	Price

$0.01 to $0.28	1,973	6.75	$0.16	1,213	$0.13
0.32 to 0.36	2,491	8.00	0.35	818	0.35
0.37 to 7.00	2,701	8.47	4.34	595	3.77
8.61 to 10.25	2,184	9.29	9.81	241	9.82
11.00 to 20.00	1,359	9.37	13.39	148	13.89
21.50 to 21.50	150	9.01	21.50	—	—

$0.01 to $21.50	10,858	8.34	$5.13	3,015	$2.36

     The average fair value for accounting purposes of options granted was $11.91, $11.64 and $1.69 per share for the years ended December 31, 2001, 2000 and 1999, respectively. There were no options exercised subject to repurchase as of December 31, 2001.

     The Company calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Year Ended December 31,

	2001	2000	1999

Expected lives (in years)	4	10	10
Risk-free interest rates	4%	6%	6%
Dividend yield	0%	0%	0%
Expected volatility	95%	80%	0%

     Had compensation costs been determined based upon the Black-Scholes methodology prescribed under SFAS 123, the Company’s net income and basic and diluted net income per share would approximate the following pro forma amounts (in thousands, except per share data):

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Reported	Pro Forma

For the year ended December 31, 1999:
Net income	$4,810	$4,664
Earnings per share – Basic	$0.11	$0.11
Earnings per share – Diluted	$0.10	$0.10
For the year ended December 31, 2000:
Net income	$7,985	$6,011
Earnings per share – Basic	$0.17	$0.13
Earnings per share – Diluted	$0.15	$0.11
For the year ended December 31, 2001:
Net income	$9,749	$1,408
Earnings per share – Basic	$0.18	$0.03
Earnings per share – Diluted	$0.16	$0.02

     Employee Stock Purchase Plan

     The employee stock purchase plan was adopted and approved in September 2000. The plan became effective upon the closing of the Company’s initial public offering in October 2000. The Company has reserved a total of 300,000 shares of common stock for issuance under the plan, together with the potential for an annual increase in the number of shares reserved under the plan on May 1 of each year. As of December 31, 2001, 66,000 shares were issued under the plan and 234,000 shares were available for future grant. As of December 31, 2000, there were no shares issued under the plan.

     The plan permits eligible employees to purchase common stock, subject to limitations as set forth in the plan agreement, through payroll deductions, which may not exceed the lesser of 15% of an employee’s compensation or $25,000 per annum.

     Unless the Board of Directors determines otherwise, the plan is implemented in a series of overlapping 24-month offering periods with new offering periods commencing on May 1 and November 1 of each year. Each offering period is divided into four consecutive six-month purchase periods. All participants in an offering period are granted an option on the first day of the offering period, and the option is automatically exercised on the last day of each purchase period throughout the offering period. The purchase price of the Company’s common stock for each purchase period within an offering period is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the applicable purchase period, whichever is lower.

9. Earnings Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,

	2001	2000	1999

Basic Presentation
Numerator:
Net income	$9,749	$7,985	$4,810
Denominator:
Weighted average common shares	54,789	48,060	44,029
Adjustment for common shares subject to repurchase	(239)	(816)	(455)

Adjusted weighted average common shares	54,550	47,244	43,574

Basic net income per share	$0.18	$0.17	$0.11

Diluted presentation
Denominator:
Shares used above	54,550	48,060	44,029
Weighted average effect of dilutive securities:
Stock options	7,188	4,901	1,486
Common shares subject to repurchase	239	816	455

Denominator for diluted calculation	61,977	53,777	45,970

Diluted net income per share	$0.16	$0.15	$0.10

     The diluted per share computations for the years ended December 31, 2001 and 2000, excludes 309,000 and 161,000 options, respectively, which were antidilutive. There were no antidilutive shares excluded from the diluted earnings computation for the year ended December 31, 1999.

10. Retirement Plan

     The Company provides a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize up to 15% of their compensation to be invested in employee elected investment funds. As determined annually by the Board of Directors, the Company may contribute matching funds of up to 6% of the employee’s compensation. These matching contributions vest based on the employee’s years of service with the Company. For the years ended December 31, 2001, 2000 and 1999, the Company expensed and made contributions to the Plan in the amount of approximately $349,000, $143,000 and $59,000, respectively.

11. Related Party Transactions

     In June 1998, the Company received $500,000 from a director/shareholder of the Company in exchange for a note. In September 1999, the Company repaid the note in full.

     Revenues from companies in which a director/shareholder of the Company is a significant shareholder or in which certain directors of the Company are directors of a parent company, totaled $2,165,000, $1,820,000 and $436,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Related party accounts receivable as of December 31, 2001 and 2000 were $168,000 and $66,000, respectively.

12. Subsequent Event

     On February 14, 2002, the Company completed the acquisition of the ANVL product line from Empirix, Inc. ANVL (Automated Network Validation Library) protocol conformance testing products are used by network equipment manufacturers in the development of networking devices to validate protocol implementation. The purchase price was $5,000,000 in cash. In addition, a contingent cash payment of up to $1,000,000 may be paid based upon sales through March 31, 2003 of ANVL products and services.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Summary (Unaudited)

	Three Months Ended

	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2001	2001	2001	2001	2000	2000	2000	2000

	(in thousands, except per share data)
Statement of Income Data:
Net revenues	$17,005	$16,183	$15,146	$28,823	$26,513	$21,263	$17,075	$11,193
Gross profit	13,280	12,579	11,775	22,913	21,326	17,251	13,590	9,052
Income before income taxes	2,983	2,740	659	10,588	8,462	6,004	4,217	3,547
Net income	3,288	1,663	66	4,732	4,143	1,555	940	1,347
Earning per share:
Basic	$0.06	$0.03	$0.00	$0.09	$0.08	$0.03	$0.02	$0.03
Diluted	$0.05	$0.03	$0.00	$0.08	$0.07	$0.03	$0.02	$0.03