Form 10-Q
period 2002-03-31
IXIA
filed 2002-05-14
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

OR

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

Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	56,862,566 (Outstanding at May 2, 2002)

IXIA

			Page Number

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)

		Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

		Consolidated Statements of Income for the three months ended March 31, 2002 and 2001	4

		Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

PART II.	OTHER INFORMATION

	Item 5.	Other Information	15

	Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES			16

IXIA
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)

Assets

Current assets:

Cash and cash equivalents	$63,387	$116,643

Short-term investments	17,532	—

Accounts receivable, net of allowance for doubtful accounts of $367 and $467 as of March 31, 2002 and December 31, 2001, respectively	10,670	7,534

Inventories	4,584	3,316

Income taxes receivable	1,373	2,598

Prepaid expenses and other current assets	4,374	4,460

Total current assets	101,920	134,551

Investments	31,891	—

Property and equipment, net	7,043	6,821

Goodwill	2,451	848

Intangible assets, net	5,436	1,688

Other assets, net	258	258

Total assets	$148,999	$144,166

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$2,333	$1,482

Accrued expenses	3,763	3,317

Deferred revenues	1,814	1,546

Total liabilities	7,910	6,345

Shareholders’ equity:

Common stock, without par value; 200,000 shares authorized, 56,633 and 55,810 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	78,028	77,764

Additional paid-in capital	46,805	46,933

Deferred stock-based compensation	(7,254)	(9,418)

Retained earnings	23,510	22,542

Total shareholders’ equity	141,089	137,821

Total liabilities and shareholders’ equity	$148,999	$144,166

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Net revenues	$15,442	$28,823

Cost of revenues(1)	2,978	5,910

Gross profit	12,464	22,913

Operating expenses:(1)

Research and development	4,815	5,098

Sales and marketing	4,500	5,868

General and administrative	1,965	2,639

Amortization of purchased intangible assets	168	—

Total operating expenses	11,448	13,605

Income from operations	1,016	9,308

Interest income, net	639	1,280

Income before income taxes	1,655	10,588

Income tax expense	687	5,856

Net income	$968	$4,732

Earnings per share:

Basic	$0.02	$0.09

Diluted	$0.02	$0.08

Weighted average number of common and common equivalents shares outstanding:

Basic	56,233	53,541

Diluted	60,775	62,336

(1) Stock-based compensation included in:

Cost of revenues	$138	$262

Research and development	1,011	2,050

Sales and marketing	409	1,105

General and administrative	232	814

	$1,790	$4,231

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net income	$968	$4,732

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,159	458

Allowance for doubtful accounts	(100)	108

Stock-based compensation	1,790	4,231

Interest receivable from shareholders	—	(5)

Changes in operating assets and liabilities:

Accounts receivable	(3,036)	(1,855)

Inventories	(1,268)	(276)

Income taxes receivable	1,471	—

Prepaid expenses and other current assets	86	80

Other assets	—	3

Accounts payable	851	(1,859)

Accrued expenses	446	(1,153)

Deferred revenue	(61)	(449)

Income taxes payable	—	3,510

Net cash provided by operating activities	2,306	7,525

Cash used in investing activities:

Purchases of property and equipment	(1,149)	(1,649)

Purchase of short-term investments	(17,532)	—

Purchase of investments	(35,891)	—

Proceeds from redemption of investment	4,000	—

Payments in connection with acquisition	(5,254)	—

Cash used in investing activities	(55,826)	(1,649)

Cash flows from financing activities:

Proceeds from exercise of stock options	264	42

Net cash provided by financing activities	264	42

Net increase (decrease) in cash and cash equivalents	(53,256)	5,918

Cash and cash equivalents at beginning of period	116,643	96,066

Cash and cash equivalents at end of period	$63,387	$101,984

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Notes to Consolidated Financial Statements

March 31, 2002
(unaudited)

1.	Business

         Ixia (the “Company”) was incorporated on May 27, 1997 as a California corporation. The Company develops, markets and sells high-speed, distributed, multiport traffic generators and performance analyzers for wire-speed verification of optical networking equipment, LAN, MAN, and WAN multi-layer switches and routers. Our customers include manufacturers of network equipment, Internet and network service providers, communications chip manufacturers and network users.

2.	Basis of Presentation

         The accompanying consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the current year.

         These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.	Investments

         The Company’s investments at March 31, 2002 consisted of held-to-maturity U.S. government debt and corporate debt securities. Held-to-maturity securities are carried at amortized cost. Amortization of the purchase discounts and premiums is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company’s results of operations in any period presented.

         Investments at March 31, 2002 consisted of the following (in thousands):

	Carrying	Fair
	Value	Value

Held-to-maturity investments:

Maturities within one year:

U.S. government debt securities	$12,308	$12,201

Corporate debt securities	5,224	5,078

	17,532	17,279

Maturities after one year through three years:

U.S. government debt securities	12,975	12,889

Corporate debt securities	18,916	18,516

	31,891	31,405

Total investments	$49,423	$48,684

IXIA

Notes to Consolidated Financial Statements

4.	Inventories

         Inventories consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials	$1,518	$1,502

Work in process	875	1,510

Finished goods	2,191	304

	$4,584	$3,316

5.	Earnings per Share

         Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 (in thousands, except per share data):

	Three months ended March 31,

	2002	2001

Basic presentation

Numerator:

Net income	$968	$4,732

Denominator:

Weighted average common shares	56,355	53,949

Adjustment for common shares subject to repurchase	(122)	(408)

Denominator for basic calculation	56,233	53,541

Basic earnings per share	$0.02	$0.09

Diluted presentation

Denominator:

Shares used above	56,233	53,541

Weighted average effect of dilutive securities:

Stock options and warrants	4,420	8,387

Common shares subject to repurchase	122	408

Denominator for diluted calculation	60,775	62,336

Diluted earnings per share	$0.02	$0.08

6.	Related Party Transactions

         Revenues from a subsidiary of a company in which a director/shareholder of the Company is a significant shareholder, and in which two director/shareholders of the Company are directors, totaled $924,000 and $356,000 for the three months ended March 31, 2002 and 2001, respectively. Related party accounts receivable as of March 31, 2002 and December 31, 2001 were $402,000 and $168,000, respectively.

IXIA

Notes to Consolidated Financial Statements

7.	Concentrations

International Revenues:

         Net revenues from international product shipments were $4.3 million and $4.2 million for the three months ended March 31, 2002 and 2001, respectively.

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

         For the three month periods ended March 31, 2002 and 2001, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended March 31,

	2002	2001

Amount of net revenues	$4,816	$8,020

As a percentage of total net revenues	31%	28%

         As of March 31, 2002 and December 31, 2001, the Company had receivable balances from the customer approximating 30% and 18%, respectively, of total accounts receivable.

8.	Acquisition

         On February 14, 2002, the Company completed the acquisition of the assets of the ANVL (Automated Network Validation Library) product line from Empirix, Inc. ANVL protocol conformance testing products are used by network equipment manufacturers in the development of networking devices to validate protocol implementation. The results of the ANVL product line have been included in the Company’s consolidated financial statements since the acquisition date. The results of operations of the ANVL product line for all periods presented were not material to the Company and accordingly, proforma results of operations have not been presented.

         The aggregate cash purchase price was $5,157,000. In addition, a contingent cash payment of up to $1,000,000 may be paid based upon sales through March 31, 2003 of ANVL products and services. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Property and equipment	$64

Intangible assets	3,830

Goodwill	1,592

Total assets acquired	5,486

Current liabilities assumed	(329)

Net assets acquired	$5,157

         The acquired intangible assets consisted of $3,238,000 for unpatented technology and $592,000 for a non-compete covenant. The unpatented technology and the non-compete covenant are being amortized using a straight-

IXIA

Notes to Consolidated Financial Statements

line method over their expected useful lives of seven and three years, respectively. Total amortization expense during the three months ended March 31, 2002 totaled $82,000.

9.	Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has accounted for the purchase of the assets of the ANVL product line in accordance with the provisions of SFAS 141.

         In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which was effective January 1, 2002. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has accounted for the purchase of the assets of the ANVL product line in accordance with the provisions of SFAS 142.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002, or of any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

         Our product offerings include a variety of interface cards, chassis that hold the interface cards and related software products. Our interface cards utilize a variety of interfaces – Packet Over SONET, BERT, Ethernet and USB. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended March 31,

Products	2001		2001

	(in thousands, except percentages)

Optical interface cards	$8,605	55.7%	$18,281	63.4%

Electrical interface cards	4,270	27.7	6,696	23.2

Chassis, software and other products	2,567	16.6	3,846	13.4

Total	$15,442	100.0%	$28,823	100.0%

         Sales to our five largest customers collectively accounted for approximately $8.2 million or 53.1% of our net revenues for the three months ended March 31, 2002 and $12.2 million or 42.2% of our net revenues for the three months ended March 31, 2001. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our systems to a wide variety of customers. Through March 31, 2002, we had shipped our systems to over 390 customers. To the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

         Net revenues. Our revenues consist primarily of product sales. The hardware and software components of our products are sold as an integrated system. The software component of our products does not require significant modification or customization, and our sales do not involve any significant future obligations or customer acceptance terms. Accordingly, product revenue from product sales is recognized upon shipment. We warrant the hardware and software components of our products for up to one year after sale. At the time of sale we defer that portion of our revenues that relates to our post-contract support and recognize it ratably over the service period. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contracts.

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

         Deferred stock-based compensation represents the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options and warrants at the date of grant or (2) the purchase price of the restricted stock. Deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period, which is typically four years. In the three months ended March 31, 2002, we reduced the deferred stock-based compensation balance by $223,000 as result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affects certain equity instruments which receive variable accounting treatment. In the three months ended March 31, 2001, we reduced the deferred stock-based compensation balance by $1.4 million as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affects certain equity instruments which receive variable accounting treatment. We amortized to the respective expense categories $1.8 million of deferred stock-based compensation in the three months ended March 31, 2002 and $4.2 million in the three months ended March 31, 2001. Based on the unvested options, warrants and stock subject to repurchase as of March 31, 2002, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows: $4.0 million during the remaining nine months of 2002, $2.7 million during 2003 and $517,000 during 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company’s common stock could also affect future stock-based compensation expense related to equity instruments which receive variable accounting treatment.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended
	March 31,

	2002	2001

Net Revenues	100.0%	100.0%

Cost of revenues(1)	19.3	20.5

Gross profit	80.7	79.5

Operating expenses:(1)

Research and development	31.2	17.7

Sales and marketing	29.1	20.3

General and administrative	12.7	9.2

Amortization of purchased intangible assets	1.1	0.0

Total operating expenses	74.1	47.2

Income from operations	6.6	32.3

Interest income, net	4.1	4.4

Income before income taxes	10.7	36.7

Income tax expense	4.4	20.3

Net income	6.3%	16.4%

(1) Stock-based compensation included in:

Cost of revenues	0.9%	0.9%

Research and development	6.5	7.1

Sales and marketing	2.7	3.9

General and administrative	1.5	2.8

	11.6%	14.7%

Comparison of Three Months Ended March 31, 2002 and 2001

         Net Revenues. In the first quarter of 2002, net revenues decreased 46.4% to $15.4 million from the $28.8 million recorded in the first quarter of 2001. This decrease was primarily related to a broad reduction of customer orders across all product lines due to a slowdown in the economy and spending by data networking and telecommunication companies.

         Gross Profit. In the first quarter of 2002, gross profit decreased 45.6% to $12.5 million from the $22.9 million recorded in the first quarter of 2001. Excluding stock-based compensation, gross profit as a percentage of net revenues increased in the first quarter of 2002 to 81.6% from 80.4% for the first quarter of 2001. This increase in the gross profit percentages was primarily a result of decreasing component costs, and to a lesser extent, to an increase in sales of high margin software products during the first quarter of 2002, as compared to the first quarter of 2001.

         Research and Development Expenses. In the first quarter of 2002, research and development expenses decreased 5.6% to $4.8 million from the $5.1 million recorded in the first quarter of 2001. Excluding stock-based compensation related to individuals engaged in research and development activities, research and development expenses increased to $3.8 million in the three months ended March 31, 2002 from $3.0 million in the three months ended March 31, 2001. This increase was primarily a result of higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring, the November 2001 acquisition of Caimis, Inc. and the February 2002 acquisition of the assets of the ANVL product line from Empirix, Inc.

         Sales and Marketing Expenses. In the first quarter of 2002, sales and marketing expenses decreased 23.3% to $4.5 million from the $5.9 million recorded in the first quarter of 2001. Excluding stock-based compensation related to individuals engaged in sales and marketing activities, sales and marketing expenses decreased to $4.1 million in the three months ended March 31, 2002 from $4.8 million in the three months ended March 31, 2001. This decrease was primarily due to a reduction in the commissions paid to sales representatives and direct sales employees. This decrease was offset by increased compensation and related benefit costs as a result of increases in the number of direct sales and marketing personnel.

         General and Administrative Expenses. In the first quarter of 2002, general and administrative expenses decreased 25.5% to $2.0 million from the $2.6 million recorded in the first quarter of 2001. Excluding stock-based compensation related to personnel engaged in general and administrative activities, general and administrative expenses decreased to $1.7 million in the three months ended March 31, 2002 from $1.8 million in the three months ended March 31, 2001. The slight decrease between the first quarter of 2002 and first quarter of 2001 reflects the fact that a significant portion of our general and administrative expenditures are of a fixed nature.

         Interest Income, Net. Net interest income decreased to $639,000 for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. This decrease was the result of a decline in current interest rates. We incurred minimal interest expense in the three months ended March 31, 2002 and 2001.

         Income Tax Expense. Income tax expense decreased to $687,000, or an effective rate of 41.5%, for the three months ended March 31, 2002 from $5.9 million, or an effective rate of 55.3%, for the three months ended March 31, 2001. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, offset by research and development credits. Excluding the impact of stock-based compensation, the effective rates would have been 33.0% for the three months ended March 31, 2002 and 39.4% for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $2.3 million in the three months ended March 31, 2002 and $7.5 million in the three months ended March 31, 2001. Net cash generated from operations in the three months ended March 31, 2002 and 2001 was primarily provided by net income adjusted for non-cash expenses and offset by an increase in working capital requirements.

         Cash used in investing activities was $55.8 million in the three months ended March 31, 2002 and $1.6 million in the three months ended March 31, 2001. For the three months ended March 31, 2002, cash used in investing activities consisted of $49.4 million for the purchase of long and short term investments, $5.3 million in connection with the acquisition of the assets of the ANVL product line from Emprix, Inc., and $1.1 million for the acquisition of property and equipment. For the three months ended March 31, 2001, cash used in investing activities consisted exclusively of capital expenditures related to the acquisition of property and equipment.

         Financing activities provided net cash of $264,000 in the three months ended March 31, 2002 and $42,000 in the three months ended March 31, 2001. Cash from financing activities consisted exclusively of proceeds from the exercise of stock options.

         We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our capital requirements will depend on many factors, including the growth rate of our net revenues, our profitability, our capital expenditures, working capital requirements, the timing and extent of spending to support product development efforts and the expansion of our sales, marketing and technical support efforts.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         The statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current economic slowdown in general and decreasing capital availability and investment in the telecommunications and data communications industries in particular, consistency of orders from significant customers, the timing of new product releases, our success in developing and producing new products, market acceptance of our products and competitive pressures including competition for limited source components. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

         The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels as of March 31, 2002, the decline in the fair value of the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

Exchange Rate Sensitivity

         Currently all of our sales and the majority of our expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the three months ended March 31, 2002 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, but we may do so in the future.

PART II.     OTHER INFORMATION

ITEM 5.       Other Information

         Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Errol Ginsberg, our President and Chief Executive Officer, has (through his affiliated family trust) adopted a Rule 10b5-1 stock trading plan and has made and will continue to make periodic sales of our Common Stock under such plan. We anticipate that from time to time in the future other directors, officers and employees of the Company may establish such stock trading plans. We do not undertake any obligation to update or revise our disclosure regarding these plans and specifically do not undertake to disclose the amendment, termination or expiration of any such plans.

ITEM 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the registrant during the three months ended March 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	May 13, 2002	By:	/s/ Errol Ginsberg Errol Ginsberg President and Chief Executive Officer

Date:	May 13, 2002	By:	/s/ Thomas B. Miller Thomas B. Miller Chief Financial Officer and Assistant Secretary