Form 10-Q
period 2002-06-30
IXIA
filed 2002-08-13
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to____________

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

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	57,213,517 (Outstanding at August 2, 2002)

IXIA

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

PART II. OTHER INFORMATION

Item 5. Other Information	14

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	15

IXIA
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets

Current assets:

Cash and cash equivalents	$54,860	$116,643

Short-term investments in securities	15,285	—

Accounts receivable, net of allowance for doubtful accounts of $323 and $467 as of June 30, 2002 and December 31, 2001, respectively	11,298	7,534

Inventories	5,337	3,316

Income taxes receivable	1,096	2,598

Prepaid expenses and other current assets	4,167	4,460

Total current assets	92,043	134,551

Investments in securities	44,808	—

Property and equipment, net	7,174	6,821

Goodwill	2,451	848

Intangible assets, net	5,260	1,688

Other assets, net	377	258

Total assets	$152,113	$144,166

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$2,144	$1,482

Accrued expenses	3,426	3,317

Deferred revenues	1,962	1,546

Total liabilities	7,532	6,345

Shareholders’ equity:

Common stock, without par value; 200,000 shares authorized, 57,055 and 55,810 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	78,632	77,764

Additional paid-in capital	46,956	46,933

Deferred stock-based compensation	(5,580)	(9,418)

Retained earnings	24,573	22,542

Total shareholders’ equity	144,581	137,821

Total liabilities and shareholders’ equity	$152,113	$144,166

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$17,254	$15,146	$32,696	$43,969

Cost of revenues(1)	3,382	3,371	6,360	9,281

Gross profit	13,872	11,775	26,336	34,688

Operating expenses: (1)

Research and development	5,139	4,807	9,954	9,905

Sales and marketing	5,470	5,004	9,970	10,872

General and administrative	1,973	2,370	3,938	5,009

Amortization of purchased intangible assets	258	—	426	—

Total operating expenses	12,840	12,181	24,288	25,786

Income (loss) from operations	1,032	(406)	2,048	8,902

Interest income, net	740	1,065	1,379	2,345

Income before income taxes	1,772	659	3,427	11,247

Income tax expense	709	593	1,396	6,449

Net income	$1,063	$66	$2,031	$4,798

Earnings per share:

Basic	$0.02	$0.00	$0.04	$0.09

Diluted	$0.02	$0.00	$0.03	$0.08

Weighted average number of common and common equivalent shares outstanding:

Basic	56,747	54,317	56,491	53,931

Diluted	60,430	61,537	60,710	62,098

(1) Stock-based compensation included in:

Cost of revenues	$102	$152	$240	$414

Research and development	752	1,605	1,763	3,655

Sales and marketing	391	942	800	2,047

General and administrative	164	787	396	1,601

	$1,409	$3,486	$3,199	$7,717

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:

Net income	$2,031	$4,798

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,460	1,109

Allowance for doubtful accounts	(50)	243

Stock-based compensation	3,199	7,717

Interest receivable from shareholders	—	(8)

Changes in operating assets and liabilities:

Accounts receivable	(3,714)	4,395

Inventories	(2,021)	(91)

Income taxes receivable	2,164	(1,732)

Prepaid expenses and other current assets	293	283

Other assets	(119)	18

Accounts payable	662	(3,302)

Accrued expenses	109	(2,203)

Deferred revenue	87	(435)

Income taxes payable	—	1,399

Net cash provided by operating activities	5,101	12,191

Cash used in investing activities:

Purchases of property and equipment	(2,405)	(3,584)

Purchase of investments	(68,340)	—

Proceeds from redemption of investments	8,247	—

Payments in connection with acquisition	(5,254)	—

Cash used in investing activities	(67,752)	(3,584)

Cash flows from financing activities:

Proceeds from exercise of stock options	868	1,263

Proceeds from related-party notes receivable	—	270

Net cash provided by financing activities	868	1,533

Net increase (decrease) in cash and cash equivalents	(61,783)	10,140

Cash and cash equivalents at beginning of period	116,643	96,066

Cash and cash equivalents at end of period	$54,860	$106,206

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Notes to Consolidated Financial Statements

June 30, 2002
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

         The accompanying consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year end December 31, 2002 or any other future period.

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

         The Company’s investments at June 30, 2002 consisted of held-to-maturity U.S. government debt and corporate debt securities. Held-to-maturity securities are carried at amortized cost. Amortization of the purchase discounts and premiums is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company’s results of operations in any period presented.

         Investments at June 30, 2002 consisted of the following (in thousands):

	Carrying	Fair
	Value	Value

Held-to-maturity investments:

Maturities within one year:

U.S. government debt securities	$12,231	$12,185

Corporate debt securities	3,054	3,058

	15,285	15,243

Maturities after one year through three years:

U.S. government debt securities	26,091	26,248

Corporate debt securities	18,717	18,777

	44,808	45,025

Total investments	$60,093	$60,268

IXIA

Notes to Consolidated Financial Statements

4.	Inventories

         Inventories consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$2,129	$1,502

Work in process	1,296	1,510

Finished goods	1,912	304

	$5,337	$3,316

5.	Earnings per Share

         Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

         The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic presentation

Numerator:

Net income	$1,063	$66	$2,031	$4,798

Denominator:

Weighted average common shares	56,850	54,565	56,604	54,259

Adjustment for common shares subject to repurchase	(103)	(248)	(113)	(328)

Denominator for basic calculation	56,747	54,317	56,491	53,931

Basic earnings per share	$0.02	$0.00	$0.04	$0.09

Diluted presentation

Denominator:

Shares used above	56,747	54,317	56,491	53,931

Weighted average effect of dilutive securities:

Stock options and warrants	3,580	6,972	4,106	7,839

Common shares subject to repurchase	103	248	113	328

Denominator for diluted calculation	60,430	61,537	60,710	62,098

Diluted earnings per share	$0.02	$0.00	$0.03	$0.08

6.	Related Party Transactions

         Revenues from a subsidiary of a company in which a director/shareholder of the Company is a director and significant shareholder, and in which two director/shareholders of the Company are directors, totaled $392,000 and $118,000 for the three months ended June 30, 2002 and 2001, respectively and $1.3 million and $474,000 for the six months ended June 30, 2002 and 2001, respectively. Related party accounts receivable as of June 30, 2002 and December 31, 2001 were $300,000 and $168,000, respectively.

IXIA

Notes to Consolidated Financial Statements

7.	Concentrations

International Revenues:

         Net revenues from international product shipments were $3.6 million and $2.3 million for the three months ended June 30, 2002 and 2001, respectively, and $7.9 million and $6.5 million for the six months ended June 30, 2002 and 2001, respectively.

Credit Risk:

         Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short and long term investments and trade accounts receivable. The Company maintains its cash and cash equivalents with reputable financial institutions, and at times, cash balances may be in excess of the FDIC insurance limits. The Company maintains a portfolio of investments in a variety of investment-grade securities, including corporate and U.S. debt securities, and with a variety of issuers. The Company extends differing levels of credit to customers, does not require collateral deposits and maintains reserves for potential credit losses based upon the expected collectibility of accounts receivable. Credit losses to date have been within management’s expectations and have not been significant.

         For the three and six months periods ended June 30, 2002 and 2001, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Amount of net revenues	$6,856	$2,123	$11,672	$10,143

As a percentage of total net revenues	40%	14%	36%	23%

         As of June 30, 2002 and December 31, 2001, the Company had receivable balances from the customer approximating 28% and 18%, respectively, of total accounts receivable.

8.	Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has accounted for the purchase of the assets of the ANVL product line from Empirix, Inc. in accordance with the provisions of SFAS 141.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002, or of any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

         Our product offerings include a variety of interface cards, chassis that hold the interface cards and related software products. Our interface cards utilize a variety of interfaces – Packet Over SONET, BERT, Ethernet and USB. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended				Six months ended
	June 30,				June 30,

Products	2002		2001		2002		2001

	(in thousands, except percentages)
Optical interface cards	$10,096	58.5%	$9,452	62.4%	$18,701	57.2%	$27,733	63.1%

Electrical interface cards	4,425	25.7	3,517	23.2	8,695	26.6	10,213	23.2

Chassis, software and other products	2,733	15.8	2,177	14.4	5,300	16.2	6,023	13.7

Total	$17,254	100.0%	$15,146	100.0%	$32,696	100.0%	$43,969	100.0%

         Sales to our five largest customers collectively accounted for approximately $9.8 million or 56.7% of our net revenues for the three months ended June 30, 2002 and $5.1 million or 33.8% of our net revenues for the three months ended June 30, 2001. Sales to our five largest customers collectively accounted for approximately $16.9 million or 51.8% of our net revenues for the six months ended June 30, 2002 and $15.7 million or 35.8% of our net revenues for the six months ended June 30, 2001. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our systems to a wide variety of customers and to the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

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

         Cost of Revenues. Our cost of revenues consists of materials, payments to third party manufacturers, salaries and related expenses for manufacturing personnel and the warranty cost of hardware to be replaced during the warranty period. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. In addition, cost of revenues includes a non-cash component related to the amortization of deferred stock-based compensation related to manufacturing personnel.

         Gross Margins. Excluding the effects of stock-based compensation, the gross margins of our various interface cards have generally been consistent and have exceeded the gross margins of our chassis. In general, our gross margins are primarily affected by the following factors:

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of our products sold;

•	new product introductions by us and by our competitors;

•	production volume;

•	changes in our pricing policies and those of our competitors;

•	demand for our products; and

•	the mix of sales channels through which our products are sold.

         Operating Expenses. We generally recognize our operating expenses as we incur them in three general operational categories: research and development, sales and marketing and general and administrative. Our operating expenses also include a non-cash component related to the amortization of deferred stock-based compensation related to research and development, sales and marketing and general and administrative personnel.

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

         Deferred stock-based compensation represents the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options and warrants at the date of grant or (2) the purchase price of the restricted stock. At the date of grant deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period, which is typically four years. Deferred stock-based compensation at June 30, 2002 decreased from deferred stock-based compensation at March 31, 2002 by $146,000 and from December 31, 2001 by $369,000 as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which receive variable accounting treatment. Deferred stock-based compensation at June 30, 2001 increased from deferred stock-based compensation at March 31, 2001 by $149,000 and decreased from December 31, 2000 by $1.3 million as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which receive variable accounting treatment. We amortized to the respective expense categories $1.4 million of deferred stock-based compensation in the three months ended June 30, 2002 and $3.5 million in the three months ended June 30, 2001. We amortized to the respective expense categories $3.2 million of deferred stock-based compensation in the six months ended June 30, 2002 and $7.7 million in the six months ended June 30, 2001. Based on the unvested options, warrants and stock subject to repurchase as of June 30, 2002, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows: $2.4 million during the remaining six months of 2002, $2.7 million during 2003 and $505,000 during 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company’s common stock could also affect future stock-based compensation expense related to equity instruments which receive variable accounting treatment.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues(1)	19.6	22.3	19.5	21.1

Gross profit	80.4	77.7	80.5	78.9

Operating expenses: (1)

Research and development	29.8	31.7	30.4	22.5

Sales and marketing	31.7	33.0	30.5	24.7

General and administrative	11.4	15.7	12.0	11.4

Amortization of purchased intangible assets	1.5	0.0	1.3	0.0

Total operating expenses	74.4	80.4	74.2	58.6

Income (loss) from operations	6.0	(2.7)	6.3	20.3

Interest income, net	4.3	7.0	4.2	5.3

Income before income taxes	10.3	4.3	10.5	25.6

Income tax expense	4.1	3.9	4.3	14.7

Net income	6.2%	0.4%	6.2%	10.9%

(1) Stock-based compensation included in:

Cost of revenues	0.6%	1.0%	0.7%	1.0%

Research and development	4.4	10.6	5.4	8.3

Sales and marketing	2.3	6.2	2.5	4.7

General and administrative	0.9	5.2	1.2	3.6

	8.2%	23.0%	9.8%	17.6%

Comparison of Three and Six Months Ended June 30, 2002 and 2001

         Net Revenues. In the second quarter of 2002, net revenues increased 13.9% to $17.3 million from the $15.1 million recorded in the second quarter of 2001. This increase was primarily related to the introduction of new product lines and sales to new customers. In the first six months of 2002, net revenues decreased 25.6% to $32.7 million from the $44.0 million recorded in the first six months of 2001. This decrease was primarily related to a broad reduction of customer orders across all product lines due to a slowdown in the economy and spending by data networking and telecommunication companies.

         Gross Profit. In the second quarter of 2002, gross profit increased 17.8% to $13.9 million from the $11.8 million recorded in the second quarter of 2001. For the first six months of 2002, gross profit decreased 24.1% to $26.3 million from the $34.7 million recorded in the first six months of 2001. Excluding stock-based compensation, gross profit as a percentage of net revenues increased in the second quarter of 2002 to 81.0% from 78.7% for the second quarter of 2001. Excluding stock-based compensation, gross profit as a percentage of net revenues increased in the first six months of 2002 to 81.3% from 79.8% for the first six months of 2001. This increase in the gross profit percentages was primarily a result of decreasing component costs, and to a lesser extent, to an increase in sales of high margin software products during the first six months of 2002, as compared to the first six months of 2001.

         Research and Development Expenses. In the second quarter of 2002, research and development expenses increased 6.9% to $5.1 million from the $4.8 million recorded in the second quarter of 2001. For the first six months of 2002, research and development expenses increased 0.5% to $10.0 million from the $9.9 million recorded in the first six months of 2001. Excluding stock-based compensation related to individuals engaged in research and development activities, research and development expenses increased to $4.4 million in the three months ended June 30, 2002 from $3.2 million in the three months ended June 30, 2001 and to $8.2 million in the six months ended June 30, 2002 from $6.3 million in the six months ended June 30, 2001. This increase was primarily a result of higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring, the November 2001 acquisition of Caimis, Inc. and the February 2002 acquisition of the assets of the ANVL product line from Empirix, Inc.

         Sales and Marketing Expenses. In the second quarter of 2002, sales and marketing expenses increased 9.3% to $5.5 million from the $5.0 million recorded in the second quarter of 2001. For the first six months of 2002, sales and marketing expenses decreased 8.3% to $10.0 million from the $10.9 million recorded in the first six months of 2001. Excluding stock-based compensation related to individuals engaged in sales and marketing activities, sales and marketing expenses increased to $5.1 million in the three months ended June 30, 2002 from $4.1 million in the three months ended June 30, 2001 and to $9.2 million in the six months ended June 30, 2002 from $8.8 million in the six months ended June 30, 2001. This increase was primarily due to increased compensation and related benefit costs as a result of increases in the number of direct sales and marketing personnel.

         General and Administrative Expenses. In the second quarter of 2002, general and administrative expenses decreased 16.8% to $2.0 million from the $2.4 million recorded in the second quarter of 2001. In the first six months of 2002, general and administrative expenses decreased 21.4% to $3.9 million from the $5.0 million recorded in the first six months of 2001. Excluding stock-based compensation related to personnel engaged in general and administrative activities, general and administrative expenses increased to $1.8 million in the three months ended June 30, 2002 from $1.6 million in the three months ended June 30, 2001 and to $3.5 million in the six months ended June 30, 2002 from $3.4 million in the six months ended June 30, 2001. The slight decrease between the first six months of 2002 and first six months of 2001 reflects the fact that a significant portion of our general and administrative expenditures are of a fixed nature.

         Interest Income, Net. Net interest income decreased to $740,000 for the three months ended June 30, 2002 from $1.1 million for the three months ended June 30, 2001. Net interest income decreased to $1.4 million for the first six months of 2002 from $2.3 million for the first six months of 2001. This decrease was primarily the result of a decline in short-term interest rates. We incurred minimal interest expense in the three and six months ended June 30, 2002 and 2001.

         Income Tax Expense. Income tax expense increased to $709,000, or an effective rate of 40.0%, for the three months ended June 30, 2002 from $593,000, or an effective rate of 90.0%, for the three months ended June 30, 2001. Income tax expense decreased to $1.4 million, or an effective rate of 40.7%, for the six months ended June 30, 2002 from $6.4 million, or an effective rate of 57.3%, for the six months ended June 30, 2001. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, offset by research and development credits. Excluding the impact of stock-based compensation, the effective rates would have been 31.5% for the three months ended June 30, 2002 and 38.1% for the three months ended June 30, 2001. Excluding the impact of stock-based compensation, the effective rates would have been 32.3% for the six months ended June 30, 2002 and 39.1% for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $5.1 million in the six months ended June 30, 2002 and $12.2 million in the six months ended June 30, 2001. Net cash generated from operations in the six months ended June 30, 2002 and 2001 was primarily provided by net income adjusted for non-cash expenses and offset by an increase in working capital requirements.

         Cash used in investing activities was $67.8 million in the six months ended June 30, 2002 and $3.6 million in the six months ended June 30, 2001. For the six months ended June 30, 2002, cash used in investing activities consisted of $60.1 million for the net purchases of investment securities, $5.3 million in connection with the acquisition of the assets of the ANVL product line from Empirix, Inc., and $2.4 million for the acquisition of property and equipment. For the six months ended June 30, 2001, cash used in investing activities consisted exclusively of capital expenditures related to the acquisition of property and equipment.

         Financing activities provided net cash of $868,000 in the six months ended June 30, 2002 and consisted exclusively of proceeds from the exercise of stock options. Financing activities in the six months ended June 30, 2001 provided net cash of $1.5 million and consisted of proceeds from related party receivables and the exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

         The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels as of June 30, 2002, the decline in the fair value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.

Exchange Rate Sensitivity

         Currently all of our sales and the majority of our expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the six months ended June 30, 2002 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, but we may do so in the future.

PART II. OTHER INFORMATION

ITEM 5. Other Information

         Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Errol Ginsberg, our President and Chief Executive Officer, has (through his affiliated family trust) adopted a Rule 10b5-1 stock trading plan and has made and will continue to make periodic sales of our Common Stock under such plan. We anticipate that from time to time in the future other directors, officers and employees of the Company may establish such stock trading plans. We do not undertake any obligation to update or revise our disclosure regarding these plans and specifically do not undertake to disclose the amendment, termination or expiration of any such plans, except as may be required by law.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the registrant during the three months ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	August 13, 2002	By:	/s/ Errol Ginsberg

Errol Ginsberg President and Chief Executive Officer

Date:	August 13, 2002	By:	/s/ Thomas B. Miller

Thomas B. Miller Chief Financial and Accounting Officer and Assistant Secretary