Form 10-Q
period 2002-09-30
IXIA
filed 2002-11-13
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	57,536,757 (Outstanding at November 4, 2002)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,867	$116,643
Short-term investments in securities	15,118	—
Accounts receivable, net of allowance for doubtful accounts of $373 and $467 as of September 30, 2002 and December 31, 2001, respectively	10,367	7,534
Inventories	5,557	3,316
Income taxes receivable	664	2,598
Prepaid expenses and other current assets	4,062	4,460

Total current assets	106,635	134,551
Investments in securities	31,687	—
Property and equipment, net	7,577	6,821
Goodwill	2,451	848
Intangible assets, net	5,036	1,688
Other assets, net	567	258

Total assets	$153,953	$144,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$937	$1,482
Accrued expenses	4,387	3,317
Deferred revenues	1,704	1,546

Total liabilities	7,028	6,345

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 57,280 and 55,810 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	78,733	77,764
Additional paid-in capital	46,729	46,933
Deferred stock-based compensation	(4,264)	(9,418)
Retained earnings	25,727	22,542

Total shareholders’ equity	146,925	137,821

Total liabilities and shareholders’ equity	$153,953	$144,166

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$16,864	$16,183	$49,560	$60,152
Cost of revenues(1)	3,417	3,604	9,777	12,885

Gross profit	13,447	12,579	39,783	47,267
Operating expenses:(1)
Research and development	5,178	4,434	15,132	14,339
Sales and marketing	5,191	4,558	15,161	15,430
General and administrative	1,899	1,808	5,837	6,817
Amortization of purchased intangible assets	258	—	684	—

Total operating expenses	12,526	10,800	36,814	36,586

Income from operations	921	1,779	2,969	10,681
Interest income, net	692	961	2,071	3,306

Income before income taxes	1,613	2,740	5,040	13,987
Income tax expense	459	1,077	1,855	7,526

Net income	$1,154	$1,663	$3,185	$6,461

Earnings per share:
Basic	$0.02	$0.03	$0.06	$0.12
Diluted	$0.02	$0.03	$0.05	$0.10
Weighted average number of common and common equivalent shares outstanding:
Basic	57,137	54,965	56,724	54,270
Diluted	60,162	61,087	60,625	62,041

(1) Stock-based compensation included in:
Cost of revenues	$74	$160	$314	$574
Research and development	593	1,217	2,356	4,872
Sales and marketing	272	697	1,072	2,744
General and administrative	148	288	544	1,889

	$1,087	$2,362	$4,286	$10,079

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$3,185	$6,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,805	1,952
Provision for doubtful accounts	—	387
Stock-based compensation	4,286	10,079
Interest receivable from shareholders	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(2,833)	2,367
Inventories	(2,241)	1,657
Income taxes receivable	2,598	2,569
Prepaid expenses and other current assets	398	460
Other assets	(309)	(24)
Accounts payable	(545)	(2,959)
Accrued expenses	1,070	(1,652)
Deferred revenue	(171)	(149)
Income taxes payable	—	(2,029)

Net cash provided by operating activities	9,243	19,111

Cash used in investing activities:
Purchases of property and equipment	(3,929)	(5,045)
Purchases of investments	(68,340)	—
Proceeds from redemption of investments	21,535	—
Payments in connection with acquisition	(5,254)	—

Cash used in investing activities	(55,988)	(5,045)

Cash flows from financing activities:
Proceeds from exercise of stock options	969	1,488
Proceeds from related-party notes receivable	—	270

Net cash provided by financing activities	969	1,758

Net increase (decrease) in cash and cash equivalents	(45,776)	15,824
Cash and cash equivalents at beginning of period	116,643	96,066

Cash and cash equivalents at end of period	$70,867	$111,890

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Notes to Condensed Consolidated Financial Statements

September 30, 2002
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

2. Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2002 or any other future period.

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

3. Investments

     The Company’s investments as of September 30, 2002 consisted of held-to-maturity U.S. government debt and corporate debt securities. Held-to-maturity securities are carried at amortized cost. Amortization of the purchase discounts and premiums is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company’s results of operations in any period presented.

     Investments as of September 30, 2002 consisted of the following (in thousands):

	Carrying	Fair
	Value	Value

Held-to-maturity investments:
Maturities within one year:
U.S. government debt securities	$12,089	$12,110
Corporate debt securities	3,029	3,031

	15,118	15,141

Maturities after one year through three years:
U.S. government debt securities	13,096	13,303
Corporate debt securities	18,591	18,956

	31,687	32,259

Total investments	$46,805	$47,400

IXIA

Notes to Condensed Consolidated Financial Statements

4. Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$1,988	$1,502
Work in process	897	1,510
Finished goods	2,672	304

	$5,557	$3,316

5. Earnings per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic presentation
Numerator:
Net income	$1,154	$1,663	$3,185	$6,461
Denominator:
Weighted average common shares	57,221	55,124	56,827	54,543
Adjustment for common shares subject to repurchase	(84)	(159)	(103)	(273)

Denominator for basic calculation	57,137	54,965	56,724	54,270

Basic earnings per share	$0.02	$0.03	$0.06	$0.12

Diluted presentation
Denominator:
Shares used above	57,137	54,965	56,724	54,270
Weighted average effect of dilutive securities:
Stock options and warrants	2,941	5,963	3,798	7,498
Common shares subject to repurchase	84	159	103	273

Denominator for diluted calculation	60,162	61,087	60,625	62,041

Diluted earnings per share	$0.02	$0.03	$0.05	$0.10

6. Related Party Transactions

     Revenues from a subsidiary of a company in which a director/shareholder of the Company is a director and significant shareholder, and in which two director/shareholders of the Company are directors, totaled $235,000 and $354,000 for the three months ended September 30, 2002 and 2001, respectively, and $1.6 million and $827,000 for the nine months ended September 30, 2002 and 2001, respectively. Related party accounts receivable as of December 31, 2001 was $168,000. As of September 30, 2002, there were no related party accounts receivable and the subsidiary had been sold to an unrelated third party.

IXIA

Notes to Condensed Consolidated Financial Statements

7. Concentrations

International Revenues:

     Net revenues from international product shipments were $3.2 million and $2.7 million for the three months ended September 30, 2002 and 2001, respectively, and $11.1 million and $9.2 million for the nine months ended September 30, 2002 and 2001, respectively.

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

     For the three and nine months periods ended September 30, 2002 and 2001, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Amount of net revenues	$5,314	$4,075	$16,987	$14,218
As a percentage of total net revenues	32%	25%	34%	24%

     As of September 30, 2002 and December 31, 2001, the Company had receivable balances from the customer approximating 23% and 18%, respectively, of total accounts receivable.

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

     The aggregate cash purchase price was $5.2 million. In addition, a contingent cash payment of up to $1.0 million may be paid based upon sales through March 31, 2003 of ANVL products and services. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

IXIA

Notes to Condensed Consolidated Financial Statements

Property and equipment	$64
Intangible assets	3,830
Goodwill	1,592

Total assets acquired	5,486
Current liabilities assumed	(329)

Net assets acquired	$5,157

     The acquired intangible assets consisted of $3.2 million for unpatented technology and $592,000 for a non-compete covenant. The unpatented technology and the non-compete covenant are being amortized using a straight-line method over their expected useful lives of seven and three years, respectively. Total amortization expense during the three and nine months ended September 30, 2002 totaled $165,000 and $412,000, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002, or of any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

     Our product offerings include a variety of interface cards, chassis that hold the interface cards and related software products. Our interface cards utilize a variety of interfaces — Packet Over SONET, BERT, Ethernet and USB. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended				Nine months ended
	September 30,				September 30,

Products	2002		2001		2002		2001

	(in thousands, except percentages)
Optical interface cards	$8,768	52.0%	$10,234	63.2%	$27,470	55.4%	$37,967	63.1%
Electrical interface cards	4,788	28.4	3,775	23.3	13,484	27.2	13,988	23.3
Chassis, software and other products	3,308	19.6	2,174	13.5	8,606	17.4	8,197	13.6

Total	$16,864	100.0%	$16,183	100.0%	$49,560	100.0%	$60,152	100.0%

     Sales to our five largest customers collectively accounted for approximately $8.4 million or 49.9% of our net revenues for the three months ended September 30, 2002 and $6.7 million or 41.2% of our net revenues for the three months ended September 30, 2001. Sales to our five largest customers collectively accounted for approximately $25.0 million or 50.4% of our net revenues for the nine months ended September 30, 2002 and $21.8 million or 36.3% of our net revenues for the nine months ended September 30, 2001. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our systems to a wide variety of customers and to the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

     Net revenues. Our revenues consist primarily of product and software sales. Our product sales include hardware and software components that are sold as an integrated system. Our software products are primarily installed on and used in conjunction with our hardware products. Our software does not require significant modification or customization, and our sales do not involve any significant future obligations or customer acceptance terms. Accordingly, product revenue from product sales is recognized upon shipment. We warrant the hardware and software components of our products for up to one year after sale. At the time of sale we defer that portion of our revenues that relates to our post-contract support and recognize it ratably over the service period. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contracts.

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

     Deferred stock-based compensation represents the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options and warrants at the date of grant or (2) the purchase price of the restricted stock. At the date of grant deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period, which is typically four years. Deferred stock-based compensation at September 30, 2002 decreased from deferred stock-based compensation at June 30, 2002 by $98,000 and from December 31, 2001 by $467,000 as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which receive variable accounting treatment. Deferred stock-based compensation at September 30, 2001 decreased from deferred stock-based compensation at June 30, 2001 by $450,000 and from December 31, 2000 by $1.7 million as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which receive variable accounting treatment. We amortized to the respective expense categories $1.1 million of deferred stock-based compensation in the three months ended September 30, 2002 and $2.4 million in the three months ended September 30, 2001. We amortized to the respective expense categories $4.3 million of deferred stock-based compensation in the nine months ended September 30, 2002 and $10.1 million in the nine months ended September 30, 2001. Based on the unvested options, warrants and stock subject to repurchase as of September 30, 2002, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows: $1.2 million during the remaining three months of 2002, $2.6 million during 2003 and $492,000 during 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company’s common stock could also affect future stock-based compensation expense related to equity instruments which receive variable accounting treatment.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	20.3	22.3	19.7	21.4

Gross profit	79.7	77.7	80.3	78.6
Operating expenses:(1)
Research and development	30.7	27.4	30.5	23.9
Sales and marketing	30.8	28.1	30.6	25.7
General and administrative	11.3	11.2	11.8	11.3
Amortization of purchased intangible assets	1.5	0.0	1.4	0.0

Total operating expenses	74.3	66.7	74.3	60.9

Income from operations	5.4	11.0	6.0	17.7
Interest income, net	4.1	6.0	4.2	5.5

Income before income taxes	9.5	17.0	10.2	23.2
Income tax expense	2.7	6.7	3.8	12.5

Net income	6.8%	10.3%	6.4%	10.7%

(1) Stock-based compensation included in:
Cost of revenues	0.4%	1.0%	0.6%	1.0%
Research and development	3.4	7.5	4.7	8.1
Sales and marketing	1.6	4.3	2.2	4.6
General and administrative	0.9	1.8	1.1	3.1

	6.3%	14.6%	8.6%	16.8%

Comparison of Three and Nine Months Ended September 30, 2002 and 2001

     Net Revenues. In the third quarter of 2002, net revenues increased 4.2% to $16.9 million from the $16.2 million recorded in the third quarter of 2001. This increase was primarily related to the introduction of new product lines and sales to new customers. In the first nine months of 2002, net revenues decreased 17.6% to $49.6 million from the $60.2 million recorded in the first nine months of 2001. This decrease was primarily related to a broad reduction of customer orders across all product lines due to a slowdown in the economy and in spending by data networking and telecommunication companies.

     Gross Profit. In the third quarter of 2002, gross profit increased 6.9% to $13.4 million from the $12.6 million recorded in the third quarter of 2001. For the first nine months of 2002, gross profit decreased 15.8% to $39.8 million from the $47.3 million recorded in the first nine months of 2001. Excluding stock-based compensation, gross profit as a percentage of net revenues increased in the third quarter of 2002 to 80.2% from 78.7% for the third quarter of 2001. Excluding stock-based compensation, gross profit as a percentage of net revenues increased in the first nine months of 2002 to 80.9% from 79.5% for the first nine months of 2001. This increase in the gross profit percentages was primarily a result of decreasing component costs, and to a lesser extent, to an increase in sales of high margin software products during the first nine months of 2002, as compared to the first nine months of 2001.

     Research and Development Expenses. In the third quarter of 2002, research and development expenses increased 16.8% to $5.2 million from the $4.4 million recorded in the third quarter of 2001. For the first nine months of 2002, research and development expenses increased 5.5% to $15.1 million from the $14.3 million recorded in the first nine months of 2001. Excluding stock-based compensation related to individuals engaged in research and development activities, research and development expenses increased 42.5% to $4.6 million in the three months ended September 30, 2002 from $3.2 million in the three months ended September 30, 2001 and 35.0% to $12.8 million in the nine months ended September 30, 2002 from $9.5 million in the nine months ended September 30, 2001. This increase was primarily a result of higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring and acquisitions and the use of third party consultants.

     Sales and Marketing Expenses. In the third quarter of 2002, sales and marketing expenses increased 13.9% to $5.2 million from the $4.6 million recorded in the third quarter of 2001. For the first nine months of 2002, sales and marketing expenses decreased 1.7% to $15.2 million from the $15.4 million recorded in the first nine months of 2001. Excluding stock-based compensation related to individuals engaged in sales and marketing activities, sales and marketing expenses increased 27.4% to $4.9 million in the three months ended September 30, 2002 from $3.9 million in the three months ended September 30, 2001 and 11.1% to $14.1 million in the nine months ended September 30, 2002 from $12.7 million in the nine months ended September 30, 2001. This increase was primarily due to increased compensation and related benefit costs as a result of increases in the number of direct sales and marketing personnel.

     General and Administrative Expenses. In the third quarter of 2002, general and administrative expenses increased 5.0% to $1.9 million from the $1.8 million recorded in the third quarter of 2001. In the first nine months of 2002, general and administrative expenses decreased 14.4% to $5.8 million from the $6.8 million recorded in the first nine months of 2001. Excluding stock-based compensation related to personnel engaged in general and administrative activities, general and administrative expenses increased 15.2% to $1.8 million in the three months ended September 30, 2002 from $1.5 million in the three months ended September 30, 2001 and 7.4% to $5.3 million in the nine months ended September 30, 2002 from $4.9 million in the nine months ended September 30, 2001. This increase was primarily a result of increases in insurance, property tax, utilities and rent expenses.

     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets increased to $258,000 for the three months ended September 30, 2002 and to $684,000 for the nine months ended September 30, 2002. There was no amortization of intangible assets in the three or nine months ended September 30, 2001. This increase was a result of acquisition of Caimis Inc. in November 2001 and the acquisition of the assets of the ANVL product line from Empirix, Inc. in February of 2002.

     Interest Income, Net. Net interest income decreased to $692,000 for the three months ended September 30, 2002 from $961,000 for the three months ended September 30, 2001. Net interest income decreased to $2.1 million for the first nine months of 2002 from $3.3 million for the first nine months of 2001. This decrease was primarily the result of a decline in short-term interest rates. We incurred minimal interest expense in the three and nine months ended on each of September 30, 2002 and 2001.

     Income Tax Expense. Income tax expense decreased to $459,000, or an effective rate of 28.5%, for the three months ended September 30, 2002 from $1.1 million, or an effective rate of 39.3%, for the three months ended September 30, 2001. Income tax expense decreased to $1.9 million, or an effective rate of 36.8%, for the nine months ended September 30, 2002 from $7.5 million, or an effective rate of 53.8%, for the nine months ended

September 30, 2001. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, offset by research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9.2 million in the nine months ended September 30, 2002 and $19.1 million in the nine months ended September 30, 2001. Net cash generated from operations in the nine months ended September 30, 2002 and 2001 was primarily provided by net income adjusted for non-cash expenses and offset by an increase in working capital requirements.

     Cash used in investing activities was $56.0 million in the nine months ended September 30, 2002 and $5.0 million in the nine months ended September 30, 2001. For the nine months ended September 30, 2002, cash used in investing activities consisted of $46.8 million for the net purchases of investment securities, $5.3 million in connection with the acquisition of the assets of the ANVL product line from Empirix, Inc., and $3.9 million for the acquisition of property and equipment. For the nine months ended September 30, 2001, cash used in investing activities consisted exclusively of capital expenditures related to the acquisition of property and equipment.

     Financing activities provided net cash of $969,000 in the nine months ended September 30, 2002 and consisted exclusively of proceeds from the exercise of stock options. Financing activities in the nine months ended September 30, 2001 provided net cash of $1.8 million and consisted of proceeds from related party receivables and the exercise of stock options.

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

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     The statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current global economic slowdown in general and decreasing capital availability and investment in the telecommunications and data communications industries in particular, consistency of orders from significant customers, the timing of new product releases, our success in developing and producing new products, market acceptance of our products and competitive pressures including competition for limited source components. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels as of September 30, 2002, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.

Exchange Rate Sensitivity

     Currently all of our sales and the majority of our expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we conducted some transactions in foreign currencies during the nine months ended September 30, 2002 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, but we may do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     As of a date within 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic SEC filings.

     (b) Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

ITEM 5. Other Information

     Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Errol Ginsberg, our President and Chief Executive Officer, has (through his affiliated family trust) adopted a Rule 10b5-1 stock trading plan and has made and may continue to make periodic sales of our Common Stock under such plan. We anticipate that from time to time in the future other directors, officers and employees of the Company may establish such stock trading plans.

We do not undertake any obligation to update or revise our disclosure regarding these plans and specifically do not undertake to disclose the amendment, termination or expiration of any such plans, except as may be required by law.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certificate of Chief Executive Officer of Ixia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of Chief Financial Officer of Ixia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Ixia filed a report on Form 8-K on August 13, 2002 with respect to the certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed under Item 9 of Form 8-K)

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	November 12, 2002	By:	/s/ Errol Ginsberg

Errol Ginsberg President and Chief Executive Officer

Date:	November 12, 2002	By:	/s/ Thomas B. Miller

Thomas B. Miller Chief Financial Officer

CERTIFICATIONS

I, Errol Ginsberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ixia;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Errol Ginsberg
Errol Ginsberg President and Chief Executive Officer

I, Thomas B. Miller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ixia;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Thomas B. Miller
Thomas B. Miller Chief Financial Officer