Form 10-K
period 2002-12-31
IXIA
filed 2003-03-24
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Registrant’s telephone number, including area code: (818) 871-1800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant, computed by reference to the closing price on the Nasdaq National Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2002), was approximately $132,168,574.

As of March 14, 2003, the number of shares of the Registrant’s Common Stock outstanding was 57,742,875.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 9, 2003 are incorporated by reference into Part III of this Annual Report.

IXIA

FORM 10-K

Page

PART I

Item 1.	Business	3
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	34
Item 11.	Executive Compensation	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	34
Item 13.	Certain Relationships and Related Transactions	34
Item 14.	Controls and Procedures	35

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	35

SIGNATURES		40
CERTIFICATIONS		41

PART I

Item 1. Business

Overview

     We are a provider of systems that allow our customers to measure the performance of their data communications equipment and networks. Our systems generate and analyze data traffic, including business transaction and Voice over IP traffic, which sends voice communication over data networks using a protocol known as the Internet Protocol, or IP. The networks our systems analyze include advanced Ethernet networks, which carry data traffic over optical fiber as well as over electrical cable and are typically used within a single building or a group of buildings. Other networks include Packet Over SONET networks which transmit packets of information over high-speed optical links. In the year ended December 31, 2002, Ethernet interface cards accounted for 64.4% of our net revenues. Our systems are highly modular, scalable and easy to use.

     Since our inception in May 1997, we have sold our systems to a total of almost 500 customers, including over 240 existing and new customers in 2002. Based on revenues for the year ended December 31, 2002, our largest customers by category include:

•	Leading network equipment manufacturers such as Cisco Systems, Intel, Extreme Networks and Nokia;

•	Internet and network service providers such as AT&T, Sprint, SBC Communications and Verizon;

•	Communications chip manufacturers such as Broadcom and Texas Instruments; and

•	Network users such as Microsoft and General Dynamics.

     Given the slowdown in carrier and service provider spending, we intend to expand our business by focusing on markets which exhibit healthy spending patterns such as the high-speed network and virtual private network markets. High-speed networks route data traffic within a corporate building or between corporate sites, while virtual private networks provide secure communications for network users. We intend to maintain our focus on technology leadership, expanding and further penetrating our customer base and expanding our international presence.

The Increasing Need for Network Analysis and Measurement

     The performance of the Internet and other networks such as local, metropolitan and wide area networks and the analysis and measurement of their performance are important to the following groups:

•	Equipment Manufacturers. To meet the higher standards specified by network operators and network users, equipment manufacturers who provide infrastructure equipment and systems must ensure the quality of their products during development and manufacturing and prior to shipping. Failure to ensure the consistent performance of their products may result in the loss of customers, increased research and development costs, customer service charges and losses resulting from the return of products.

•	Internet and Network Service Providers. Internet and network service providers seek to provide network users with the high quality network services they demand. Failure to provide satisfactory service can be costly and may result in the loss of customers. To ensure these desired service levels are met, Internet and network service providers must verify the performance of network equipment and systems prior to deployment and during operation. In addition, as more complex network and transmission protocols are developed and implemented, the need to measure live system performance will increase.

•	Communications Chip Manufacturers. Communications chip manufacturers require equipment to evaluate and analyze the performance of their chips during the design and development phase.

•	Network Users. Network users such as large corporations increasingly use specialized systems in order to verify that they are receiving the level of service that they have contracted to receive from Internet and network service providers. They also increasingly use these systems to measure the performance of their own networks before new equipment is deployed in the network.

     The following characteristics are used to evaluate the performance of network infrastructure equipment and systems:

•	Throughput is the maximum rate at which a network device or network can transmit distinct units of data, called packets, without loss;

•	Latency is the time that it takes a packet to travel through a network device or network;

•	Loss is the percentage of packets lost during transmission through a network device or network;

•	Jitter is the variation in the time intervals between packets transmitted through a network device or network;

•	Integrity checking confirms that the user information transmitted through a network device or network has not been corrupted;

•	Sequence checking verifies that packets are received in the same order in which they were sent through a network device or network;

•	Session setup rate is the number of individual sessions, or meaningful data conversations between computers, a network device or network can establish in one second;

•	Session tear down rate is the number of individual sessions, or meaningful data conversations between computers, a network device or network can terminate in one second; and

•	Session capacity is the maximum number of individual sessions, or meaningful data conversations between computers, a network device or network can sustain at any given time.

Characteristics Demanded of Network Performance Analysis and Measurement Equipment

     Performance requirements of network equipment and systems are becoming increasingly demanding. As a result, precise performance verification is becoming more important throughout the design, development, production, deployment and operation of network equipment and systems. Because this performance verification must take place across multiple layers of the network infrastructure and across all optical and technologies, network performance verification systems are required to be highly flexible and modular. In order to address multi-port switches and routers, performance verification systems must also be highly scalable and capable of generating and analyzing large amounts of data at high speeds over increasingly complex configurations. The rapid evolution of complex network technologies and protocols, including the emergence of Packet Over SONET and Gigabit Ethernet, has also resulted in the need for performance verification systems that are easy to use with minimal training and setup.

The Ixia Solution

     We are a provider of multi-port traffic generation and performance analysis systems for the high-speed data communications market, including the Internet infrastructure and local, metropolitan and wide area networks. Our systems address the need for accurate and reliable performance verification of optical and electrical networks. The optical and electrical interfaces these networks use include Packet Over SONET OC-192c, OC-48c, OC-12c and OC-3c; 10 Gigabit Ethernet, Gigabit Ethernet, and 10/100 megabits per second Ethernet; ATM OC3c and OC12c; and USB. Our systems meet the requirements of a wide variety of customers, including network equipment manufacturers, Internet and network service providers, communications chip manufacturers and network users.

     Our systems provide the following key benefits to our customers:

     High Performance. Our systems generate and receive data traffic at wire speed, which is the maximum rate that data traffic can be transmitted over the network. Our systems provide accurate analysis across multiple layers of the overall network and of individual network components in real-time, that is, as the transmission is actually occurring. Our systems can be configured to either generate packets of data, to group those packets into sessions, or to generate pseudo random bit streams. When configured to generate packets of data, our systems analyze each discrete packet of information on a packet-by-packet basis, thereby allowing our customers to precisely measure the performance of their networks and individual network components. This precision allows customers to accurately measure critical quality of service parameters such as throughput, latency, loss and jitter and check data integrity and packet sequence throughout the network, as well as to locate various network problems. When configured to group packets of data into meaningful sessions, or conversations between computers, our systems emulate highly complex and specialized applications such as those used to transfer electronic mail, browse the Internet and manage databases. This emulation allows our customers to accurately measure critical characteristics of their networks such as session setup rate, session tear down rate and session capacity. When configured to generate pseudo random bit streams, our systems analyze each individual bit to measure the bit error rate of test sequences, thereby allowing our customers to precisely measure critical physical transport characteristics of their networks. Our systems also allow users to precisely repeat complex test scenarios in order to evaluate the impact of changes made to network equipment and systems.

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

     Highly Customizable. Most of our interface cards, including those operating at 10/100/1000 megabits per second Ethernet, include a microprocessor for each interface port. This microprocessor integrates the LINUX operating system, which allows our users to run their existing software applications on these microprocessors, or to write new software applications for them. We believe that the use of this open and well-known operating system makes it easy for our customers to customize their performance analysis system to their specific needs.

     Highly Modular. Our hardware products consist of stackable and portable chassis, which can be configured with any mix of up to 16 of our interface cards. This modular design allows our customers to quickly and easily create complex and custom test configurations. Our systems also allow for the convenient integration of additional network technologies into existing systems through the addition of specific interface cards.

     Flexibility. Our customers can easily reconfigure our systems to address changing technologies, protocols and applications without changing system hardware or replacing interface cards. For example, a customer can reconfigure our systems through software changes downloaded from our website. A customer might download these changes to test new network protocols or types of equipment.

     Ease of Use. We have designed our systems so that users can install and operate them with minimal training and setup. Our systems are easy to use and offer our customers a wide range of readily accessible pre-designed test configurations. These tests include industry standard and application-specific tests. Users can easily configure and operate our systems to generate and analyze data traffic over any combination of interface cards or ports through our graphical user interface that features a familiar Microsoft Windows point-and-click environment. Our systems also support the commonly used tool command programming language, or Tcl, software which allows users to create custom and automated testing applications tailored to meet their specific requirements.

Strategy

     Our objective is to be the industry leader in multi-port traffic generation and performance analysis systems for the high-speed data communications market, including the Internet infrastructure and local, metropolitan and wide area networks. Key elements of our strategy to achieve this objective include the following:

     Continue to Expand Our Addressable Markets. We plan to further expand our addressable markets into areas of network growth, such as content-aware routing and switching, secure virtual private networks, networks that carry voice over IP, fixed and mobile wireless networks and networks used by end users to support their business applications. We believe that we can leverage our core competencies in high-speed transmission protocols into leadership positions as these markets expand and mature.

     Maintain Focus on Technology Leadership. We intend to continue to focus on research and development in order to maintain our technology leadership position and to offer performance analysis systems that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as the Internet Engineering Task Force and to continue our active involvement in industry forums such as the Resilient Packet Ring, or RPR, Alliance. We also plan to continue to work closely with customers who are developing emerging network technologies, including Cisco Systems, Extreme Networks and Intel, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers’ needs as they evolve.

     Expand and Further Penetrate Customer Base. We plan to strengthen and further penetrate our existing customer relationships, particularly those with network equipment manufacturers and network users, and to pursue sales to new customers. For example, Microsoft and General Dynamics currently use our systems to verify the performance and reliability of network equipment before deployment in their networks. We believe we have the potential to increase sales to network users as they focus on optimizing their networks for use with their unique applications, as well as maximizing their return on investment from existing networks by utilizing our Real World Traffic suite of network application verification products. We plan to strengthen our customer relationships and to expand our customer base by:

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

     Perform Key Technology Acquisitions. We plan to continue our strategy of acquiring key technologies that expand our product offering, address customer needs, and fill gaps in our existing product portfolio. Any such acquisitions may be made in the form of partnering with industry leaders, acquiring assets associated with product lines, or merging with or acquiring other companies. In 2002 we acquired the assets of the ANVL (Automated Network Validation Library) conformance testing product line from Empirix, Inc. and entered into strategic relationships with Network Associates Inc. relating to its Sniffer product line and with NetIQ relating to its Chariot product line.

     Expand International Market Presence. We plan to pursue sales in key international markets, including Europe and the Asia Pacific region. In order to pursue sales in these markets, we intend to continue to develop and expand our relationships with key customers and distributors. In October 2002, we established a Japanese subsidiary in Tokyo, Japan to promote and sell our products in Japan.

Products

     Our product line is made up of network traffic generation and performance analysis systems that simulate large-scale networks and of stand-alone software products to allow our customers to verify conformance of their products to industry standards. Our systems consist of interchangeable interface cards, multi-slot chassis, which are metal cases that incorporate a computer, a power supply and a backplane, which is a hardware component used to connect the interface cards to the computer. The interface cards generate, receive and analyze data traffic. The software for these systems includes management software and application-specific test suites.

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

Chassis

     Our primary chassis, the IXIA 1600T and the IXIA 400T, are highly scalable and can be configured with any combination of interface cards. Any mix of up to 256 IXIA 1600Ts and IXIA 400Ts can be linked together and time-synchronized to support a diverse range of complex test configurations. The IXIA 1600T is a 19-inch rack-mountable 16-slot chassis, and the IXIA 400T is a compact portable four-slot chassis.

     Our highest port density chassis, the Optixia, also can be configured with any combination of interface cards and can be similarly linked together and time-synchronized with other chassis. The Optixia is a 19-inch rack-mountable 10-slot chassis which can support up to 480 ports of 10/100 megabits per second Ethernet.

     We also offer the IXIA 250 chassis which is an integrated system offering complete laptop computer functionality, including an integrated keyboard, mouse and monitor with slots to accommodate up to two of our interface cards and an additional built-in 10/100/1000 megabits per second Ethernet test port. We also offer the IXIA 100 chassis which features an integrated global positioning system, or GPS, receiver that provides a precise time stamp for each packet that it generates. Internet service providers are able to deploy IXIA 100 chassis in multiple geographic locations in their networks and to synchronize all of the chassis by utilizing the GPS-provided time stamp. By doing so, they are able to accurately validate network performance and measure the quality of service parameters specified in service level agreements with their customers.

Interface Cards

     Each one of our interface cards contains from one to eight independent traffic generation and analysis ports. These ports operate at wire speed, the maximum rate that data traffic can be transmitted over the network. Each port on each interface card has a unique transmit stream engine that is used to generate either packets of information or pseudo random bit streams, and a real-time receive analysis engine capable of analyzing the packets or bit streams as they are being received. The transmit stream engine generates millions of Internet protocol data packets or continuous test sequences at wire speed that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. When bit streams have been generated, the analysis engine measures the bit error rate of test sequences. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Our 10/100/1000 megabits per second Ethernet interfaces also include a microprocessor per port to generate and analyze sophisticated routing protocols, such as MPLS and OSPF, as well as application traffic such as TCP/IP, HTTP and SSL.

     The following tables describe our optical and electrical interface cards. The “Physical Interface Type” column distinguishes between optical interface cards capable of transmitting data traffic over fiber optic cables and electrical interface cards capable of transmitting data over copper cables. The “Transmission Speed” column identifies the speed at which data is sent out of and received by each port on the interface cards, and the “Number of Ports per Interface Card” column identifies how many ports are contained on a single card.

Interface Cards

			Number of Ports per
Our Product Names	Physical Interface Type	Transmission Speed	Interface Card

10 Gigabit Ethernet
10GBASE-R	Optical	10.3 Gbps	1
10GBASE-W	Optical	9.953 Gbps	1
XENPAK(with modular fiber-type transceivers)	Optical	10.3 Gbps	1
XAUI	Electrical	10.3 Gbps	1

Gigabit Ethernet
1000SFPS4 (with modular fiber-type transceivers)	Optical	1.25 Gbps	4
1000GBIC (with modular fiber-type transceivers)	Optical	1.25 Gbps	2
1000TXS4	Electrical	10/100/1000 Mbps	4
1000T5	Electrical	10/100/1000 Mbps	2

Ethernet and Fast Ethernet
100TXS8	Electrical	10/100 Mbps	8
100TX	Electrical	10/100 Mbps	4
100FX	Optical	100 Mbps	4

Ethernet and Universal Serial Bus
USB2	Electrical	10/12 Mbps	4

Packet Over SONET/SDH
OC-12c/3c	Optical	622/155 Mbps	2
OC-48c	Optical	2.488 Gbps	1
OC-192c	Optical	9.953 Gbps	1 or 2

Asynchronous Transfer Mode
OC-12c/3c	Optical	622/155 Mbps	2

Bit Error Rate Testing
OC-48c	Optical	2.488 Gbps	1
OC-192c	Optical	9.953 Gbps	1 or 2
Multi-Rate BERT	Optical	2.488 Gbps / 2 Gbps /	8
		1.25 Gbps / 1 Gbps /
		622 Mbps / 155 Mbps
40GBERT	Electrical	40 Gbps	1

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

Application Specific Test Suites

     We have a large suite of software applications that measure equipment and network performance, including throughput, latency, loss, jitter, integrity checking and sequence checking. These measurements allow network equipment manufacturers, network users and Internet and network service providers to evaluate the performance of the equipment before and after the equipment is deployed in a network. These performance measurements also allow network users and Internet and network service providers to validate network performance and to verify that the requirements of service level agreements, or SLAs, are being met. Our application-specific test suites include the following:

     Internet Backbone Router Tester. Our Internet Backbone Router Testers offers a complete system for validation of advanced routers that route data traffic throughout the Internet and are being deployed by Internet service providers. It provides the ability to generate and receive data traffic at wire speed. The Internet Backbone Router Tester provides an integrated mix of Packet Over SONET, 10 Gigabit Ethernet, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces. Utilizing routing protocol emulation software based on BGP-4, MPLS, IS-IS, RIP and OSPF, all standard industry routing protocols, our tester can simulate the data traffic of millions of users to automatically configure the routing table within a single router or within a network of routers. Our system thereby provides performance and reliability testing of the router or network of routers in realistic conditions.

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

     IxWeb Web Stress Test Suite. The IxWeb Web Stress Test Suite offers large scale traffic generation and analysis designed to verify the behavior and performance of application aware routers, web switches and server load balancers by establishing millions of concurrent transmission control protocol, or TCP, sessions, from thousands of simulated users and servers. This test suite provides metrics such as session setup rate, session tear down rate and session capacity. This test suite is supported on our Gigabit Ethernet and 10/100 megabits per second Ethernet interface cards with local processor per port.

     ANVL – Automated Network Validation Library. The ANVL test suite validates the protocol implementations and operational robustness of networking devices by determining how well a network device’s protocol implementation adheres to the specifications of a specific protocol. This stand-alone test suite provides functional tests that follow individual statements within protocol specifications to assess conformance, as well as negative tests that check how a product handles badly formatted packets or packets sent in an order other than the specified one.

Products in Development

     We are currently developing a number of new products which we plan to introduce to the market during the first half of 2003. These new products include an ATM, or Asynchronous Transfer Mode, interface card and a 10/100/1000 megabits per second interface card for our Optixia chassis.

     We may delay or cancel the introduction of these, or any other, new products to the market as a result of a number of factors, some of which are beyond our control. For more information regarding these factors, see “Business — Research and Development” on page 13 and “Risk Factors — If we are unable to successfully introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed” on page 24.

Technology

     The design of all of our systems requires a combination of sophisticated technical competencies, including design of field programmable gate arrays, or FPGA’s, which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required. The design of all of our systems also requires high-speed digital hardware design, software engineering and optical and mechanical engineering. We have built an organization of professional staff with skills in all of these areas. The integration of these technical competencies enables us to design and manufacture performance analysis systems which are highly scalable to meet the needs of our customers.

     Complex Logic Design. Our systems use field programmable gate arrays that are programmed by the host personal computer and therefore can be reconfigured for different applications. Our newest products have clock frequencies, which are the timing signals that synchronize all components within our system, of up to 344 megahertz, and logic densities, which are the number of individual switching components, or gates, of more than one million gates per chip. Our customers can download new features and enhancements from our website using a web browser that runs on our system, thereby allowing rapid updates of the system. Almost all of our logic is designed in VHDL hardware description language, which is a unique programming language tailored to the development of logic chips. This language enables the easy migration of the hardware design to application specific integrated circuits as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design, which comprises a critical portion of our intellectual property. This reusable technology allows us to reduce the time-to-market for our new and enhanced products.

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

Customers

     During the period from our inception in May 1997 through December 31, 2002, we shipped our systems to a total of almost 500 customers, including over 240 existing and new customers in each of 2002 and 2001. No customer other than Cisco Systems accounted for more than 10% of our net revenues in 2002 or 2001. Our five largest customers collectively accounted for 48.5% of our net revenues in 2002 and 37.2% of our net revenues in 2001.

     Our customers may reduce or discontinue their purchases at any time.

     Customers who purchased more than $200,000 of our products during the year ended December 31, 2002 included:

Advanced Fibre Communications	F5 Networks	Netscreen Technologies
Alcatel	Force10 Networks	Nokia
Allied Telesyn International	General Dynamics	Nortel Networks
AT&T	Hewlett Packard	Riverstone Networks
Avaya	Hitachi	SBC Communications
Avici Systems	IBM	Sprint
Broadcom	Intel	Starent Networks
Caspian Networks	Juniper Networks	Telus
Cisco Systems	Los Alamos National Laboratory	Texas Instruments
Delta Networks	Lucent Technologies	TiMetra Networks
Dominion Telecom	Microsoft	U.S. Government
Enterasys Networks	Motorola	Verizon Communications
Extreme Networks	NEC	Vivace Networks

Competition

     The market for network performance measurement and analysis systems for use in the high-speed data communications industry is highly competitive, and we expect this competition to increase in the future. We currently compete with test equipment manufacturers such as Agilent Technologies, Spirent Communications, Anritsu and EXFO. We also compete with start-up companies, such as Antara which are focused on network performance measurement.

     We believe that the principal competitive factors in our market include:

•	timeliness of new product introductions;

•	product quality, reliability and performance;

•	ease of installation, integration and use;

•	breadth of product offerings and features;

•	price and overall cost of product ownership;

•	customer service and technical support; and

•	company reputation and size.

     We believe that we compete favorably in the key competitive factors that impact our markets. We intend to remain competitive through ongoing research and development efforts to enhance existing systems and to develop new systems. We will also seek to expand our market presence through marketing and sales efforts. However, our market is still evolving and we may not be able to compete successfully against current or future competitors.

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

Sales, Marketing and Technical Support

     Sales. Our direct sales force and manufacturers’ representatives market and sell our systems primarily in the United States and Japan. Our distributors market and sell our systems primarily outside of the United States and Japan. Our net revenues from international product shipments were $14.3 million in 2002, $13.3 million in 2001 and $12.1 million in 2000. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives and distributors.

     Marketing. We have a number of marketing programs to support the sale and distribution of our systems and to inform existing and potential customers and our manufacturers’ representatives and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business in the following ways:

•	participating in industry trade shows and technical conferences;

•	sponsoring technical seminars that highlight our solutions;

•	advertising in trade journals; and

•	communicating through our corporate website.

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

     We are dependent upon sole or limited source suppliers for key components and parts used in our systems, including field programmable gate arrays, chips, oscillators and optical modules. We and our contract manufacturers purchase components through purchase orders and have no guaranteed or long-term supply arrangements with our respective suppliers. In addition, the availability of many components is dependent in part on our ability and the ability of our contract manufacturers and assembly companies to provide suppliers with accurate forecasts of future requirements. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source or delay in transitioning to a replacement supplier’s product or replacement component into our systems could disrupt our operations and significantly harm our business in any given period.

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

     We plan to continue to make significant investments in research and development. Our research and development expenditures, excluding stock-based compensation, were $17.5 million in 2002, $13.3 million in 2001 and $7.2 million in 2000.

Intellectual Property and Proprietary Rights

     Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We also expect to rely on patents to protect some of our proprietary technology. We have filed applications for four U.S. patents but cannot assure you that the patents will be issued or that the patents will be upheld if they are issued. We also cannot assure you that such patents, if issued, will be effective in protecting our proprietary technology. We have registered our Ixia name, the Ixia logo and other trademarks in the United States and have filed for registration of several trademarks in other jurisdictions. We are also in the process of filing applications for registration of additional trademarks.

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

Employees

     As of December 31, 2002 we had 233 full-time employees. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Available Information

     Our website address is www.ixiacom.com. We make available free of charge through a link provided at such website our Forms 10-K, 10-Q and 8-K as well as any amendments thereto. Such reports are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Business Risk Factors

     The statements that are not historical facts contained in the above “Business” discussion in this Item 1 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and reflect the current belief, expectations or intent of the Company’s management. These statements are subject to and involve certain risks and uncertainties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in Item 7 of this Annual Report on Form 10-K.

Item 2. Properties

     Our corporate headquarters are located in Calabasas, California, where currently we lease an approximately 50,000 square-foot facility which houses our research and development, sales and marketing, finance and administration and manufacturing operations. The lease expires in May 2007. We also lease office space for our sales offices in Santa Clara, California, North Carolina, the United Kingdom, Japan and China. We believe that our current facilities will be adequate to meet our needs for at least the next 12 months, and that we will be able to obtain additional space when and as needed on acceptable terms.

Item 3. Legal Proceedings

     In July 2002, we filed an action in Superior Court in Ontario, Canada, against Telnet Inc. (“Telnet”), the former distributor of our products in Canada, for payment of unpaid invoices in the amount of approximately $180,000 plus costs and interest. Telnet filed a counterclaim against Ixia claiming we had induced the breach of a non-competition covenant by a former Telnet employee and that we had also misappropriated a customer database of Telnet. The counterclaim seeks damages in the amount of approximately $1.3 million. We filed a denial of all such liability and believe that we have substantial defenses against Telnet’s allegations. We have been advised that Telnet is insolvent and in receivership.

Item 4. Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     Ixia’s common stock is traded on the Nasdaq National Market under the symbol “XXIA.” The following table sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq National Market for the following time periods.

		High	Low

2001
	First quarter	$35.56	$11.25
	Second quarter	20.00	10.25
	Third quarter	15.60	5.45
	Fourth quarter	14.00	5.90
2002
	First quarter	$14.45	$6.41
	Second quarter	9.49	5.82
	Third quarter	7.05	4.10
	Fourth quarter	4.84	2.56

     On March 14, 2003 the closing sales price reported for our common stock was $5.20 per share, and as of that date there were approximately 56 shareholders of record.

     We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The statement of income data set forth below for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included herein, but which were previously filed with the SEC.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Consolidated Statements of Income Data (in thousands, except per share data):
Net revenues	$67,594	$77,157	$76,044	$24,499	$4,916
Cost of revenues(1)	13,310	16,610	14,825	4,944	1,309

Gross profit	54,284	60,547	61,219	19,555	3,607
Operating expenses:(1)
Research and development	20,386	19,355	14,421	3,449	1,672
Sales and marketing	20,817	19,557	17,411	4,892	1,002
General and administrative	7,852	8,643	8,709	2,389	509
Amortization of intangible assets	941	57	—	—	—
Impairment of goodwill and other intangible assets	1,677	—	—	—	—

Total operating expenses	51,673	47,612	40,541	10,730	3,183

Income from operations	2,611	12,935	20,678	8,825	424
Interest income, net	2,743	4,035	1,552	88	14

Income before income taxes	5,354	16,970	22,230	8,913	438
Income tax expense	1,944	7,221	14,245	4,103	118

Net income	$3,410	$9,749	$7,985	$4,810	$320

Earnings per share:
Basic	$0.06	$0.18	$0.17	$0.11	$0.01
Diluted	$0.06	$0.16	$0.15	$0.10	$0.01
Weighted average number of common and common equivalent shares outstanding:
Basic	56,902	54,550	47,244	43,574	43,200
Diluted	60,609	61,977	53,777	45,970	44,576

(1) Stock-based compensation included in:
Cost of revenues	$398	$729	$948	$38	$8
Research and development	2,864	6,055	7,182	669	92
Sales and marketing	1,385	3,245	4,695	449	62
General and administrative	658	2,159	3,807	729	—

	$5,305	$12,188	$16,632	$1,885	$162

	December 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheets Data (in thousands):
Cash and cash equivalents	$58,865	$116,643	$96,066	$8,733	$1,124
Investments in marketable securities	63,356	—	—	—	—
Working capital	83,125	128,206	104,025	7,500	1,232
Total assets	157,661	144,166	121,682	15,822	3,266
Total shareholders’ equity	149,167	137,821	108,051	8,610	1,760

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the years ended December 31, 2002, 2001 and 2000 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K and in conjunction with the “Risk Factors” described below.

Overview

     We develop, market and sell systems that allow our customers to measure the performance of their data communications equipment and networks. Our systems generate and analyze data traffic, including business transaction and Voice over IP traffic, which sends voice communication over data networks using a protocol known as the Internet Protocol, or IP. In addition, our products allow customers to analyze the performance, accuracy and reliability of equipment and systems that they either manufacture for sale to others or purchase for use in their own networks. The networks our systems analyze include advanced Ethernet networks, which carry data traffic over optical fiber as well as over electrical cable and are typically used within a single building or a group of buildings. Other networks include Packet Over SONET networks which transmit packets of information over high-speed optical links. Our customers include manufacturers of network equipment, Internet and network service providers, communications chip manufacturers and network users.

     Our product offerings include a variety of interface cards, chassis that can hold up to 16 interface cards each and related software products. Our interface cards can generate traffic over a variety of optical and electrical interfaces such as Gigabit Ethernet and Packet Over SONET. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Year Ended December 31,

Products	2002		2001		2000

	(in thousands, except percentages)
Ethernet interface cards	$43,541	64.4%	$42,352	54.9%	$40,974	53.9%
SONET interface cards	11,233	16.6	23,973	31.1	25,653	33.7
Software	4,819	7.1	3,735	4.8	3,534	4.7
Chassis and other products	8,001	11.9	7,097	9.2	5,883	7.7

Total	$67,594	100.0%	$77,157	100.0%	$76,044	100.0%

     Sales to our five largest customers collectively accounted for approximately $32.8 million, or 48.5%, of our net revenues in 2002, $28.7 million, or 37.2%, in 2001 and $36.7 million, or 48.3%, in 2000. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we have sold our systems to a wide variety of customers. Through December 31, 2002, we had shipped our systems to a total of almost 500 customers, including over 240 existing and new customers in 2002. To the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

     Net revenues. Our revenues consist primarily of product sales. The hardware and software components of our products are typically sold as an integrated system. The software component of our products does not require significant modification or customization, and our sales do not involve any significant future obligations or customer acceptance terms. Accordingly, revenue from product sales is recognized upon shipment. We warrant our products for up to one year after sale. At the time of sale we defer that portion of our revenues that relates to our post-contract support and recognize it ratably over the 12-month service period. Revenues from maintenance and extended warranty contracts are deferred and recognized ratably over the term of the contracts.

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

     In connection with the grant of stock options and warrants and the sale of restricted stock, we recorded deferred stock-based compensation of $36.2 million in 2000. This amount represents the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options or warrants at the date of grant or (2) the purchase price of the restricted stock. Deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period which is typically four years. We reduced the deferred stock-based compensation balance by $542,000 in 2002 and $1.7 million in 2001 as a result of the forfeitures of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which received variable accounting treatment. We amortized to the respective operating expense categories $5.3 million of deferred stock-based compensation in 2002, $12.2 million in 2001 and $16.6 million in 2000. Based on the unvested options, warrants and stock subject to repurchase as of December 31, 2002, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation of approximately $2.6 million during 2003 and $478,000 during 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company’s common stock could also affect future stock-based compensation expense related to equity instruments that receive variable accounting treatment.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, allowance for obsolete inventory, deferred taxes, impairment of long-lived assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. We recognize revenue as discussed in the “Overview” section.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Allowance for Obsolete Inventory. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand is less favorable than as projected by management, additional inventory write-downs may be required.

•	Deferred Taxes. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance we consider estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

•	Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable indefinite life intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 which generally requires that we assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. We evaluate the recoverability of our goodwill in accordance with SFAS 142 which requires us to assess our goodwill annually for impairment. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the fair value.

•	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, in accordance with SFAS 5, “Accounting for Contingencies,” and we record accruals when the outcome of these matters is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Results of Operations

     The following table sets forth certain statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

Statement of Income Data:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues(1)	19.7	21.5	19.5

Gross profit	80.3	78.5	80.5

Operating expenses:(1)
Research and development	30.2	25.1	19.0
Sales and marketing	30.8	25.3	22.9
General and administrative	11.6	11.2	11.4
Amortization of intangible assets	1.4	0.1	0.0
Impairment of goodwill and other intangible assets	2.5	0.0	0.0

Total operating expenses	76.5	61.7	53.3

Income from operations	3.8	16.8	27.2
Interest income, net	4.1	5.2	2.0

Income before income taxes	7.9	22.0	29.2
Income tax expense	2.9	9.4	18.7

Net income	5.0%	12.6%	10.5%

(1) Stock-based compensation included in:
Cost of revenues	0.6%	0.9%	1.2%
Research and development	4.2	7.9	9.4
Sales and marketing	2.0	4.2	6.2
General and administrative	1.0	2.8	5.0

	7.8%	15.8%	21.8%

Comparison of the Years Ended December 31, 2002 and 2001

     Net Revenues. In 2002, net revenues decreased 12.4% to $67.6 million from the $77.2 million recorded in 2001. This decrease in net revenues in 2002 was largely a result of significant reductions in SONET customer orders due to the slowdown in the economy and in telecommunications spending. These reductions were partially offset primarily by sales to new customers and the introduction of new Ethernet and software products during the year. Sales to our five largest customers collectively accounted for approximately $32.8 million or 48.5% of our net revenues in 2002 compared to $28.7 million or 37.2% of net revenues in 2001.

     Gross Profit. Gross profit decreased 10.3% to $54.3 million in 2002 from $60.5 million in 2001. Our gross profit margin increased to 80.3% in 2002 from 78.5% in 2001. This increase in the gross profit margin was primarily a result of decreasing component costs and, to a lesser extent, to an increase in sales of high margin software products during 2002 as compared to 2001.

     Research and Development Expenses. Research and development expenses increased to $20.4 million in 2002 from $19.4 million in 2001. Stock-based compensation included in research and development expenses decreased to $2.9 million in 2002 from $6.1 million in 2001. Excluding stock-based compensation, research and development expenses increased to $17.5 million in 2002 from $13.3 million in 2001. This increase was primarily due to higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring and acquisitions and to the costs associated with the increased use of third party consultants.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $20.8 million in 2002 from $19.6 million in 2001. Stock-based compensation included in sales and marketing expenses decreased to $1.4 million in 2002 from $3.2 million in 2001. Excluding stock-based compensation, sales and marketing expenses increased to $19.4 million in 2002 from $16.3 million in 2001. This increase was primarily due to increases in the number of direct sales and marketing personnel and depreciation on demonstration and evaluation equipment used by the sales force.

     General and Administrative Expenses. General and administrative expenses decreased to $7.9 million in 2002 from $8.6 million in 2001. Stock-based compensation included in general and administrative expenses decreased to $658,000 in 2002 from $2.2 million in 2001. Excluding stock-based compensation, general and administrative expenses increased to $7.2 million in 2002 from $6.5 million in 2001. This increase was primarily due to increases in insurance, utilities and rent expenses.

     Impairment of Goodwill and Other Intangible Assets. Due to the decline in current business conditions, we restructured our business and realigned resources to focus on profit contribution, high-growth markets and core opportunities. As a result, we recorded an impairment charge of $1.7 million related to the impairment of goodwill and purchased intangible assets related to the acquisitions of Caimis, Inc., measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.

     Interest Income, Net. Net interest income decreased to $2.7 million in 2002 from $4.0 million in 2001. This decrease was primarily the result of a decline in short-term interest rates. We incurred minimal interest expense in 2002 and 2001.

     Income Tax Expense. Income tax expense decreased to $1.9 million in 2002 from $7.2 million in 2001. Income tax expense was based on an annual effective tax rate of 36.3% in 2002 and 42.6% in 2001. The annual effective tax rate in 2002 and 2001 differs from the statutory rate primarily due to nondeductible stock-based compensation charges and state taxes offset by research and development tax credits.

Comparison of the Years Ended December 31, 2001 and 2000

     Net Revenues. In 2001, net revenues increased 1.5% to $77.2 million from the $76.0 million recorded in 2000. Net revenues in 2001 were positively affected by sales to new customers and the introduction of new product lines during the year. This increase was partially offset by a significant reduction in customer orders across all product lines due to the slowdown in the economy and in telecommunications spending. Sales to our five largest customers collectively accounted for approximately $28.7 million or 37.2% of our net revenues in 2001 compared to $36.7 million or 48.3% of net revenues in 2000.

     Gross Profit. Gross profit decreased 1.1% to $60.5 million in 2001 from $61.2 million in 2000. Our gross margin decreased to 78.5% in 2001 from 80.5% in 2000. This decrease in gross margin primarily reflected changes in the mix of products sold in 2001 as compared to 2000.

     Research and Development Expenses. Research and development expenses increased to $19.4 million in 2001 from $14.4 million in 2000. Stock-based compensation included in research and development expenses decreased to $6.1 million in 2001 from $7.2 million in 2000. Excluding stock-based compensation, research and development expenses increased to $13.3 million in 2001 from $7.2 million in 2000. This increase was primarily due to higher compensation and related benefit costs as a result of the addition of engineering personnel and increased prototype costs associated with new product development.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $19.6 million in 2001 from $17.4 million in 2000. Stock-based compensation included in sales and marketing expenses decreased to $3.2 million in 2001 from $4.7 million in 2000. Excluding stock-based compensation, sales and marketing expenses increased to $16.3 million in 2001 from $12.7 million in 2000. This increase was primarily due to increases in the number of direct sales and marketing personnel and fixed asset depreciation on demonstration and evaluation equipment. These increases were partially offset by a reduction in the amount of commissions paid in 2001 as compared to 2000.

     General and Administrative Expenses. General and administrative expenses decreased to $8.6 million in 2001 from $8.7 million in 2000. Stock-based compensation included in general and administrative expenses decreased to $2.2 million in 2001 from $3.8 million in 2000. Excluding stock-based compensation, general and administrative expenses increased to $6.5 million in 2001 from $4.9 million in 2000. This increase is due to higher facility rental and utility costs, increased expenses for professional services, primarily legal and accounting, and increased business insurance expenses. These increases were partially offset by a decrease in recruiting expenses in 2001 as compared to 2000.

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

Liquidity and Capital Resources

     As of December 31, 2002 we had cash and cash equivalents of $58.9 million, compared to $116.6 million as of December 31, 2001. This decease in our current cash and cash equivalents resulted from our decision during the year to move $63.4 million into longer-term investments in government and corporate debt instruments. When viewed as a whole, our cash, cash equivalents and short and long term investments at December 31, 2002, totaled $122.2 million compared to $116.6 million as of December 31, 2001.

     Net cash provided by operating activities was $14.2 million in 2002, $26.1 million in 2001 and $16.3 million in 2000. Net cash generated from operations in 2002, 2001 and 2000 was primarily provided by net income adjusted for significant non-cash expenses and changes in working capital requirements. During March 2000, we made an estimated income tax payment of $4.6 million relating to our 1999 income tax liability. Had this payment been made in 1999, net cash provided by operations would have been $20.9 million in 2000.

     Cash used in investing activities was $73.4 million in 2002, $8.1 million in 2001 and $3.7 million in 2000. Cash used in investing activities in 2002 consisted of approximately $63.4 million for the net purchase of investment securities, $5.2 million in connection with the acquisition in February 2002 of the assets of the ANVL (Automated Network Validation Library) product line from Empirix, Inc. and $4.9 million related to the purchase of property and equipment. Cash used in investing activities in 2001 consisted of approximately $2.0 million in connection with the acquisition in November 2001 of the outstanding capital stock of Caimis, Inc. and capital expenditures for property and equipment. Cash used in investing activities in 2000 consisted exclusively of capital expenditures for property and equipment.

     Financing activities provided net cash of $1.4 million in 2002, $2.6 million in 2001 and $74.8 million in 2000. Financing activities in 2002 consisted exclusively of proceeds from the exercise of stock options. Financing activities in 2001 consisted of proceeds from the exercise of stock options and of proceeds from the payment of related party notes receivables. In 2000, financing activities included $74.4 million from the completion of our initial public offering in October 2000, proceeds from the exercise of stock options and proceeds from a related party receivable.

     As of December 31, 2002 we had no material commitments for capital expenditures. As of December 31, 2002 we had total minimum lease obligations of $6.0 million through May 31, 2007 under non-cancelable operating leases. We do not have any capital leases.

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

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS 146 will not have a material impact on its financial statements.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123.” This Statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS 148 in the first quarter of 2003. Accordingly, adoption of SFAS 148 will not impact our financial position or results of operations.

Risk Factors

     The statements that are not historical facts contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of the Company’s management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report on Form 10-K and in certain of our other Securities and Exchange Act Commission filings, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of the Company.

Our quarterly and annual operating results may fluctuate significantly as a result of new product introductions and other factors which could cause our stock price to decline significantly

     Our quarterly and annual operating results, have fluctuated and may fluctuate significantly due to a variety of factors, most of which are outside of our control. Some of the factors that could cause our quarterly and annual operating results to fluctuate include the other risks discussed in this “Risk Factors” section.

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

Our business may be adversely affected by unfavorable general economic and market conditions

     Our business is subject to the effects of general economic conditions in the United States and globally and, in particular, market conditions in the communications and networking industries. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to network equipment manufacturers in North America were significantly and adversely affected during fiscal years 2002 and 2001. If the economic and market conditions do not improve, or if there is a worsening in the global economic slowdown and market condition, we may continue to experience material adverse impacts on our business, operating results and financial condition.

     In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The terrorist attacks in the U.S. in 2001 disrupted commerce throughout the world and increased the uncertainty of the U.S. and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any further acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that any such disruptions or uncertainties result in delays or cancellations of customer orders, or in the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

Some of our customers may not have the resources to pay for our products or to order our products as a result of the current economic environment

     With the economic slowdown, some of our customers are forecasting that their revenues for the foreseeable future will generally be lower than anticipated. Some of these customers are experiencing, or are likely to experience, serious cash flow problems, and they are finding it increasingly difficult to obtain financing on attractive terms, if at all. As a result, if some of these customers are not successful in generating sufficient revenues or securing alternate financing arrangements, they may not be able to pay, or may delay payment for, the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecasted or any products at all. The inability of our customers to pay us or to timely pay us for our products will adversely affect our cash flow and the timing of our revenue recognition and harm our results of operation. The failure of our customers to order product will also result in decreased revenues. In addition, customer bankruptcies could cause us to incur financial losses. In 2003, two customers have filed complaints against us in United States bankruptcy courts seeking a total of approximately $200,000 in connection with alleged preferential payments to Ixia prior to their bankruptcy filings.

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

     There are limited substitute supplies available for many of these components, including field programmable gate arrays. All of these components are critical to the production of our products, and competition exists with other manufacturers for these key components. In the event that we can no longer obtain materials from a sole source supplier, we might not be able to qualify or identify alternative suppliers in a timely fashion, or at all.

Competition in our market could significantly harm our results of operations

     The market for our products is highly competitive. We face competition primarily from test equipment manufacturers such as Agilent Technologies, Spirent Communications, Anritsu and EXFO. We also compete with start-up companies such as Antara, which are focused on network performance analysis and measurement. Additionally, some of our network equipment manufacturer customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has always accounted for a significant portion of our net revenues, we cannot assure you that it will continue to do so.

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

Because we depend on a limited number of network equipment manufacturers for a majority of our revenues, any cancellation, reduction or delay in purchases by these customers could significantly harm our revenues and results of operations

     Historically, a small number of network equipment manufacturing customers has accounted for a significant portion of our net revenues. Sales to our five largest customers represented 48.5% of our net revenues in 2002, 37.2% of our net revenues in 2001 and 48.3% our net revenues in 2000. Sales to Cisco Systems, our largest customer, accounted for 34.2% of our net revenues in 2002, 24.4% of our net revenues in 2001 and 29.5% of our net revenues in 2000. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.

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

If we are unable to expand our international sales and distribution channels or manage them effectively, our results of operations would be harmed

     Historically, a significant portion of our sales have been made to customers in the United States. Sales in the United States accounted for 78.8% of our net revenues in 2002, 82.8% of our net revenues in 2001 and 84.1% of our net revenues in 2000. In the past, we have depended on distributors for the substantial majority of our international sales. In 2002, two of our distributors entered bankruptcy and were therefore terminated as distributors of our products. These terminations and additional future losses of one or more of our international distributors or their failure to sell our products would limit our ability to sustain and grow our revenues in international markets. In October 2002, we established a Japanese subsidiary in Tokyo, Japan. We intend to expand into additional international markets, including in Europe and in the Asia Pacific region, by adding distributors and international sales and support personnel. Our failure in these efforts could significantly harm our results of operations and decrease the value of our stock. We only have limited international sales experience and believe that the growth of our sales outside of the United States will be subject to a number of additional risks and uncertainties, including:

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

     Our international sales currently are largely denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could increase the real cost of our products to our customers in international markets.

If we fail to accurately forecast our manufacturing requirements, we could incur additional costs and experience manufacturing delays

     We provide our contract manufacturers with rolling forecasts based on anticipated product orders to determine our manufacturing requirements. Some of the components used in our products have significant lead times or lead times which may unexpectedly increase depending on factors such as the specific supplier, contract terms and the demand for components at a given time. Because of these long lead times, we are often required to forecast and order products before we know what our specific manufacturing requirements will be. If we overestimate our product orders, our contract manufacturers may have excess inventory of completed products which we would be obligated to purchase. This will lead to increased costs and the risk of obsolescence. If we underestimate our product orders, our contract manufacturers may have inadequate inventory, which could result in delays in shipments, the loss or deferral of revenues and higher costs of sales. It may also add costs to our products to expedite delivery of our products to customers or those components with long lead times to our contract manufacturers. We cannot assure you that we will be able to accurately forecast our product orders and may in the future carry excess or obsolete inventory, be unable to fulfill customer demand, or both, thereby harming our revenues, results of operations and customer relationships.

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

Because of intense competition for technical personnel, we may not be able to recruit or retain necessary personnel on a cost-effective basis

     Our success will depend in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We plan to increase the number of our research and development, marketing, sales, customer support and operations employees. In spite of the economic slowdown, competition for highly skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our ability to develop new products and maintain customer relationships. Volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain highly skilled employees who may look to stock options as a key component of their compensation. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of new and enhanced products and harm our ability to sell our products. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We may be subject to such claims as we seek to retain or hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. Such claims could also discourage potential employees who currently work for our competitors from joining us.

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

Acquisitions undertaken and any that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results

     Acquisitions are inherently risky and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. On November 5, 2001, we completed the acquisition of all of the outstanding capital stock of Caimis, Inc., and on February 14, 2002, we completed the acquisition from Empirix, Inc. of the assets associated with our ANVL (Automated Network Validation Library) product line. Due to the decline in current business conditions, in 2002 we realigned our business to focus on profit contribution, high-growth markets and core opportunities. In connection with that realignment, we recorded an impairment charge of $1.7 million related primarily to the impairment of goodwill and purchased intangible assets related to the acquisition of Caimis, Inc.

     We expect to continue to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may acquire additional businesses, products or technologies in the future. If we make any further acquisitions, we could issue stock that would dilute existing shareholders’ percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses and technologies. Acquisitions involve numerous risks, including the following:

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

     We cannot assure you that we would be successful in overcoming problems in connection with our past or future acquisitions, and our inability to do so could significantly harm our assets acquired in such acquisitions, revenues and results of operations.

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

Our failure to protect our intellectual property may significantly harm our results of operations and reputation

     Our success and ability to compete is dependent in part on our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of trade secret, trademark and copyright laws to establish and protect our intellectual property. We also expect to rely on patents to protect some of our proprietary technology. To date, we have relied primarily on trade secret laws to protect our proprietary processes and know-how. Although we have filed applications for four U.S. patents, we cannot assure you that any of these applications will issue into patents or that, if issued, the patents will be upheld. We also cannot assure you that such patents, if issued, will be effective in protecting our proprietary technology.

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

Provisions of our articles of incorporation, bylaws and an agreement with our principal shareholder may make it difficult for a third party to acquire us, despite the possible benefits to our shareholders

     Our board of directors has the authority to issue up to 1 million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, some provisions of our articles of incorporation and bylaws could delay or make more difficult a merger, tender offer or proxy contest involving us.

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

Changes in laws, regulations and financial accounting standards may affect our reported results of operations

     The recently enacted Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our reported financial results, which could have an adverse effect on our stock price.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels as of December 31, 2002, the decline in the fair market value of the portfolio would not be material to our financial position, results of operations or cash flows.

Exchange Rate Sensitivity

     Currently the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we conducted some transactions in foreign currencies during the year ended December 31, 2002 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, but we may do so in the future.

Item 8. Financial Statements and Supplementary Data

     Our financial statements and supplementary data required by this Item are provided in the consolidated financial statements of the Company included in this Annual Report on Form 10-K as listed in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 9, 2003, which information appears under the captions entitled “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed with the Commission within 120 days after the date of our last fiscal year-end which was December 31, 2002.

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 9, 2003, which information appears under the captions “Election of Directors — Compensation of Directors,” “Executive Compensation and Other Information,” “Board of Directors and Compensation Committee Reports on Executive Compensation” and “Performance Graph.” The Proxy Statement will be filed with the Commission within 120 days after the date of our last fiscal year-end which was December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 9, 2003, which information appears under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information.” The Proxy Statement will be filed with the Commission within 120 days after the date of our last fiscal year-end which was December 31, 2002.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 9, 2003, which information appears under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2002.

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     As of a date within 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us and our consolidated subsidiaries and required to be included in our periodic SEC filings.

(b)	Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation referred to in Item 14(a) above.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

(3)	Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended(1)
3.2	Bylaws, as amended(2)
10.1*	1997 Stock Option Plan, as amended(3)
10.1.1*	Amendment No. 4 to 1997 Stock Option Plan(4)
10.1.2*	Amendment No. 5 to 1997 Stock Option Plan(5)
10.2*	Director Stock Option Plan(6)
10.3*	Employee Stock Purchase Plan(7)
10.4*	Officer Severance Plan(8)
10.5*	Form of Indemnity Agreement between Ixia and its directors and executive officers(9)
10.6*	Subscription Agreement dated September 8, 1999 between Ixia and Mark MacWhirter(10)
10.7	Office Lease Agreement dated November 5, 1999 between Malibu Canyon Office Partners, LLC and Ixia and First Amendment to Office Lease dated as of March 22, 2000(11)
10.8*	Warrants dated August 2, 2000 to Purchase 80,000 Shares of Common Stock issued to Robert W. Bass(12)

10.9	Registration Rights and Stock Transfer Restriction Agreement dated as of September 1, 2000 among Ixia, Technology Capital Group S.A. and Stéphane Ratel(13)
10.10*	2000 Bonus Plan(14)
10.11	Promissory Note dated July 7, 2000, in the principal amount of $78,433.33 issued by Mark MacWhirter in favor of Ixia(15)
10.12*	Agreement dated as of September 26, 2000 between Ixia and Eran Karoly(16)
10.13*	Employment offer letter agreement dated October 27, 2001 between Ixia and David Anderson(17)
10.14*	Employment offer letter agreement dated as of February 27, 2003 between Ixia and Robert W. Bass
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
99.1	Certificate of Chief Executive Officer of Ixia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of Chief Financial Officer of Ixia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit No. 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(2)	Incorporated by reference to Exhibit No. 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(3)	Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(4)	Incorporated by reference to Exhibit No. 10.1.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(5)	Incorporated by reference to Exhibit No. 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-66382) filed with the Commission on July 31, 2001.

(6)	Incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(7)	Incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(8)	Incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(9)	Incorporated by reference to Exhibit No. 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(10)	Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(11)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(12)	Incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(13)	Incorporated by reference to Exhibit No. 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(14)	Incorporated by reference to Exhibit No. 10.16 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(15)	Incorporated by reference to Exhibit No. 10.18 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(16)	Incorporated by reference to Exhibit No. 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(17)	Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2001.

(b)	Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

(c)	Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

(d)	Financial Statement Schedules

See the Schedule under Item 15(a)(2) of this Annual Report on Form 10-K.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Shareholders of Ixia:

Our audits of the consolidated financial statements of Ixia and its subsidiaries referred to in our report dated January 28, 2003, included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
January 28, 2003

IXIA
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Balance at	Charged to	Reversals to		Balance at
	beginning	cost and	cost and		end of
Description	of period	expenses	expenses	Deductions	Period

Allowance for doubtful accounts
2002	$467	$200	$(100)	$(406)	$161
2001	260	409	(100)	(102)	467
2000	89	171	—	—	260

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2003	IXIA

/s/ ERROL GINSBERG

Errol Ginsberg President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ERROL GINSBERG Errol Ginsberg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2003

/s/ THOMAS B. MILLER Thomas B. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2003

/s/ JEAN-CLAUDE ASSCHER Jean-Claude Asscher	Chairman of the Board	March 20, 2003

/s/ HOWARD ORINGER Howard Oringer	Director	March 20, 2003

/s/ JON F. RAGER Jon F. Rager	Director	March 20, 2003

CERTIFICATIONS

I, Errol Ginsberg, certify that:

1.	I have reviewed this annual report on Form 10-K of Ixia;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Errol Ginsberg

Errol Ginsberg President and Chief Executive Officer

I, Thomas B. Miller, certify that:

1.	I have reviewed this annual report on Form 10-K of Ixia;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Thomas B. Miller

Thomas B. Miller Chief Financial Officer

IXIA

Report of Independent Accountants

To the Board of Directors and Shareholders of Ixia:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” and 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
January 28, 2003

IXIA
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$58,865	$116,643
Short-term investments in marketable securities	12,050	—
Accounts receivable, net	9,351	7,534
Inventories	5,121	3,316
Deferred income taxes	4,150	3,520
Income taxes receivable	—	2,598
Prepaid expenses and other current assets	2,082	940

Total current assets	91,619	134,551
Investments in marketable securities	51,306	—
Property and equipment, net	7,003	6,821
Deferred income taxes	1,553	51
Goodwill	1,592	848
Intangible assets, net	4,030	1,688
Other assets, net	558	207

Total assets	$157,661	$144,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$960	$1,482
Accrued expenses	4,049	3,317
Deferred revenue	1,958	1,546
Income taxes payable	1,527	—

Total liabilities	8,494	6,345
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2002 and December 31, 2001, respectively, 57,595 and 55,810 shares issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	79,206	77,764
Additional paid-in capital	47,045	46,933
Deferred stock-based compensation	(3,036)	(9,418)
Retained earnings	25,952	22,542

Total shareholders’ equity	149,167	137,821

Total liabilities and shareholders’ equity	$157,661	$144,166

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Net revenues	$67,594	$77,157	$76,044
Cost of revenues (1)	13,310	16,610	14,825

Gross profit	54,284	60,547	61,219
Operating expenses: (1)
Research and development	20,386	19,355	14,421
Sales and marketing	20,817	19,557	17,411
General and administrative	7,852	8,643	8,709
Amortization of purchased intangible assets	941	57	—
Impairment of goodwill and other intangible assets	1,677	—	—

Total operating expenses	51,673	47,612	40,541

Income from operations	2,611	12,935	20,678
Interest income, net	2,743	4,035	1,552

Income before income taxes	5,354	16,970	22,230
Income tax expense	1,944	7,221	14,245

Net income	$3,410	$9,749	$7,985

Earnings per share:
Basic	$0.06	$0.18	$0.17
Diluted	$0.06	$0.16	$0.15
Weighted average number of common and common equivalent shares outstanding:
Basic	56,902	54,550	47,244
Diluted	60,609	61,977	53,777

(1) Stock-based compensation included in:
Cost of revenues	$398	$729	$948
Research and development	2,864	6,055	7,182
Sales and marketing	1,385	3,245	4,695
General and administrative	658	2,159	3,807

	$5,305	$12,188	$16,632

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

					Notes
			Additional	Deferred	Receivable
	Common Stock		Paid-In	Stock-based	From	Retained

	Shares	Amount	Capital	Compensation	Shareholders	Earnings	Total

Balance as of December 31, 1999	45,626	$783	$8,294	$(4,947)	$(328)	$4,808	$8,610
Exercise of stock options	1,932	239					239
Deferred stock-based compensation			36,169	(36,169)			—
Amortization of deferred stock-based compensation				16,783			16,783
Forfeiture of stock options			(543)	392			(151)
Stock option tax benefit			87				87
Issuance of common stock in conjunction with initial public offering (net of issuance costs of $7,793)	6,325	74,432					74,432
Repayment of note receivable					90		90
Interest receivable from shareholders					(24)		(24)
Net income						7,985	7,985

Balance as of December 31, 2000	53,883	75,454	44,007	(23,941)	(262)	12,793	108,051
Exercise of stock options and employee stock purchase plan options	1,927	2,310					2,310
Deferred stock-based compensation			(858)	858			—
Amortization of deferred stock-based compensation				12,787			12,787
Forfeiture of stock options			(1,477)	878			(599)
Stock option tax benefit			5,261				5,261
Repayment of note receivables					270		270
Interest receivable from shareholders					(8)		(8)
Net income						9,749	9,749

Balance as of December 31, 2001	55,810	77,764	46,933	(9,418)	—	22,542	137,821
Exercise of stock options and employee stock purchase plan options	1,785	1,442					1,442
Deferred stock-based compensation			(127)	127			—
Amortization of deferred stock-based compensation				5,840			5,840
Forfeiture of stock options			(950)	415			(535)
Stock option tax benefit			1,189				1,189
Net income						3,410	3,410

Balance as of December 31, 2002	57,595	$79,206	$47,045	$(3,036)	$—	$25,952	$149,167

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$3,410	$9,749	$7,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,525	2,858	1,097
Amortization of purchased intangible assets	945	57	—
Allowance for doubtful accounts	(306)	207	171
Stock-based compensation	5,305	12,188	16,632
Interest receivable from shareholders	—	(8)	(24)
Deferred income tax	(2,132)	(246)	(2,972)
Impairment of goodwill and other intangible assets	1,677	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,511)	4,167	(7,688)
Inventories	(1,805)	2,273	(4,843)
Income taxes receivable	3,262	2,663	—
Prepaid expenses and other current assets	(1,142)	(125)	(515)
Other assets	(351)	5	(71)
Accounts payable	(522)	(3,339)	3,554
Accrued expenses	732	(2,340)	4,110
Deferred revenue	83	(25)	1,199
Income taxes payable	2,052	(2,029)	(2,357)

Net cash provided by operating activities	14,222	26,055	16,278

Cash flows from investing activities:
Purchases of property and equipment	(4,929)	(6,068)	(3,706)
Purchases of investments	(89,996)	—	—
Proceeds from redemption and maturity of investments	26,640	—	—
Payments in connection with acquisitions	(5,157)	(1,990)	—

Cash used in investing activities	(73,442)	(8,058)	(3,706)

Cash flows from financing activities:
Issuance of common stock, net of issuance costs	—	—	74,432
Exercise of stock options	1,442	2,310	239
Proceeds from related-party notes receivable	—	270	90

Net cash provided by financing activities	1,442	2,580	74,761

Net increase (decrease) in cash and cash equivalents	(57,778)	20,577	87,333
Cash and cash equivalents at beginning of period	116,643	96,066	8,733

Cash and cash equivalents at end of period	$58,865	$116,643	$96,066

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$450	$7,895	$19,557

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

     On October 17, 2000, the Company sold 6.3 million shares of common stock in an initial public offering, including 825,000 shares sold upon exercise of the underwriters’ over-allotment option. Net proceeds to the Company totaled approximately $74.4 million, net of offering costs of approximately $7.8 million.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. The Company generally places funds that are in excess of current needs in high credit quality instruments such as money market accounts and commercial paper.

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

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Amortization of Intangible Assets and Goodwill Impairment

     The Company applies Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” which was effective for acquisitions after June 30, 2001. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets. Goodwill is carried at cost and is tested for impairment annually or whenever events or circumstances occur indicating that goodwill might be impaired. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the fair value.

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

     Hardware Product Warranty Costs

     The Company generally warrants its products for up to one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Accrued hardware product warranty costs are included as a component of accrued expenses on the accompanying balance sheets.

     Revenue Recognition

     The software component of the Company’s products is an integral part of its functionality. As such, the Company applies the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.”

     The Company’s products are fully functional at the time of shipment. The software components of the Company’s products do not require significant production, modification or customization. As such, revenue from product sales is recognized upon shipment provided that (1) a purchase order has been received or a contract has been executed; (2) title has transferred; (3) the fee is fixed and determinable; and (4) collectibility is deemed probable. Revenue associated with multiple-element arrangements (products and post-contract customer support (“PCS”)), is allocated to each element based on vendor-specific objective evidence of fair value. Revenue related to future PCS is initially deferred and subsequently recognized ratably over the term of the service period. Extended warranty and other service revenues are recognized ratably over the respective service periods.

     Research and Development

     Costs related to research and development of products are expensed as incurred. Costs incurred to establish the technological feasibility of a software product are considered research and development costs and are expensed as incurred. Once technological feasibility is established, all development costs incurred until general product release are subject to capitalization. To date, the establishment of technological feasibility of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any development costs.

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

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Advertising

     Advertising costs are expensed as incurred. Advertising costs were $601,000, $876,000 and $484,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Stock-Based Compensation

     At December 31, 2002, the Company has three stock-based employee and director compensation plans which are described more fully in Note 8. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price. The Company accounts for stock based awards issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees.”

     The Company calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Year Ended December 31,

	2002	2001	2000

Expected lives (in years)	5	4	10
Risk-free interest rates	3%	4%	6%
Dividend yield	0%	0%	0%
Expected volatility	110%	95%	80%

     Certain stock options have been granted with exercise prices below the fair market value of the options on the date of grant. The following table illustrates the effect on stock-based compensation, net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Stock-based compensation:
As reported	$5,305	$12,188	$16,632
Additional stock-based compensation expense determined under the fair value method	12,593	8,341	1,974

Pro forma	$17,898	$20,529	$18,606

Net income (loss):
As reported	$3,410	$9,749	$7,985
Additional stock-based compensation expense determined under the fair value method	12,593	8,341	1,974

Pro forma	$(9,183)	$1,408	$6,011

Basic net income (loss) per share:
As reported	$0.06	$0.18	$0.17
Pro forma	$(0.16)	$0.03	$0.13
Diluted net income (loss) per share:
As reported	$0.06	$0.16	$0.15
Pro forma	$(0.16)	$0.02	$0.11

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Segments

     The Company has adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable business segments as of, and for the years ended, December 31, 2002, 2001 and 2000.

     Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

     Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS 146 will not have a material impact on its financial statements.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123.” This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company has made certain disclosures required by SFAS 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS 148 in the first quarter of 2003. Accordingly, adoption of SFAS 148 will not impact the Company’s financial position or results of operations.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     For the years ended December 31, 2002, 2001 and 2000, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Year Ended December 31,

	2002	2001	2000

Amount of net revenues	$23,115	$18,799	$22,426
As a percentage of total net revenues	34%	24%	30%

     As of December 31, 2002 and 2001 the Company had receivable balances from the customer approximating 19% and 18%, of total accounts receivable, respectively.

     International Revenues

     Net revenues from international product shipments were $14.3 million in 2002, $13.3 million in 2001 and $12.1 million in 2000.

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

3. Selected Balance Sheet Data (in thousands)

     Accounts Receivable, Net

     Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2002	2001

Trade accounts receivable	$9,512	$8,001
Allowance for doubtful accounts	(161)	(467)

	$9,351	$7,534

     Investments

     The Company’s investments as of December 31, 2002 consisted of held-to-maturity U.S. government debt and corporate debt securities. Held-to-maturity securities are carried at amortized cost. Amortization of the purchase discounts and premiums is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company’s results of operations in any period presented.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                         Investments as of December 31, 2002 consisted of the following:

	Carrying	Fair
	Value	Value

Held-to-maturity investments:
Maturities within one year:
U.S. government debt securities	$9,047	$9,074
Corporate debt securities	3,003	3,001

	12,050	12,075

Maturities after one year through three years:
U.S. government debt securities	15,044	15,221
Corporate debt securities	36,262	36,712

	51,306	51,933

Total investments	$63,356	$64,008

                                         Inventories

                                         Inventories consisted of the following:

	December 31,	December 31,
	2002	2001

Raw materials	$1,537	$1,502
Work in process	1,332	1,510
Finished goods	2,252	304

	$5,121	$3,316

                                         Property and Equipment, Net

                                         Property and equipment, net consisted of the following:

	December 31,	December 31,
	2002	2001

Computer equipment	$1,660	$1,155
Computer software	1,029	735
Demonstration equipment	8,699	6,173
Furniture and other equipment	4,107	2,845
Leasehold improvements	554	434

	16,049	11,342
Accumulated depreciation	(9,046)	(4,521)

	$7,003	$6,821

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Accrued Expenses

     Accrued expenses consisted of the following:

	December 31,	December 31,
	2002	2001

Accrued payroll	$519	$388
Accrued commissions	736	403
Accrued bonuses	42	397
Accrued warranty	185	160
Accrued sales tax	457	180
Accrued vacation	830	603
Employee stock purchase plan payroll deductions	249	201
Other	1,031	985

	$4,049	$3,317

4. Acquisitions

Caimis, Inc.

     On November 5, 2001, the Company completed the acquisition of all of the outstanding capital stock of Caimis, Inc., a company that develops software products for routing optimization and network performance that are targeted at major carriers, Internet service providers and large enterprises. The results of Caimis’ operations have been included in the consolidated financial statements since the acquisition date. Pro forma results of operations have not been presented because the effect of this acquisition was not material.

     The aggregate cash purchase price, net of acquisition costs, was $2.0 million. Sales targets of certain Caimis products were not achieved in 2002 and therefore no contingent payment associated with this acquisition is required. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$51
Property and equipment	50
Intangible assets	1,746
Goodwill	859

Total assets acquired	2,706
Current liabilities assumed	(705)

Net assets acquired	$2,001

     Of the $1.7 million of acquired intangible assets, $1.5 million was assigned to unpatented technology and $264,000 was assigned to the non-compete covenant. The unpatented technology and the non-compete covenant will be amortized using a straight-line method over their expected useful lives. The useful lives were initially determined to be seven and two years, respectively. No goodwill is deductible for income tax purposes. See Note 5 below, regarding the recording of an impairment charge in 2002 related to these intangible assets.

ANVL Product Line

     On February 14, 2002, the Company completed the acquisition of the assets of the ANVL (Automated Network Validation Library) product line from Empirix, Inc. ANVL protocol conformance testing products are used by network equipment manufacturers in the development of networking devices to validate protocol implementation. The results of the ANVL product line have been included in the Company’s consolidated financial statements since

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the acquisition date. The results of operations of the ANVL product line for all periods presented were not material to the Company, and accordingly, pro forma results of operations have not been presented.

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

     The acquired intangible assets consisted of $3.2 million for unpatented technology and $592,000 for a non-compete covenant. The unpatented technology and the non-compete covenant are being amortized using a straight-line method over their expected useful lives of seven and three years, respectively. Goodwill of $1.6 million is deductible for income tax purposes.

5. Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. SFAS 144 established new standards requiring that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell and also set forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used.

     As of December 31, 2002, intangible assets consisted of goodwill, unpatented technology and a non-compete agreement with a carrying value of $1.6 million, $3.6 million and $468,000, respectively. As of December 31, 2002 and 2001, accumulated amortization of intangible assets was $1.0 million and $57,000, respectively. The aggregate amortization expense for the years ended December 31, 2002 and 2001 was $945,000 and $57,000, respectively. Annual amortization of the intangible assets is expected to be $873,000, $826,000, $653,000, $628,000 and $1.1 million for the years ending December 31, 2003, 2004, 2005, 2006 and thereafter, respectively.

     Due to the decline in current business conditions, the Company restructured its business and realigned resources to focus on profit contribution, high-growth markets and core opportunities. As a result, the Company recorded an impairment charge of $1.7 million related primarily to the impairment of goodwill and purchased intangible assets related to the October 2001 acquisition of Caimis, Inc. The impairment charge was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets. The impairment charge included $688,000, $61,000, $859,000 and $69,000 related to the write down of unpatented technology, a non-compete covenant, goodwill and fixed assets, respectively. The remaining balance of the non-compete covenant and the unpatented technology are being amortized over one and four years, respectively.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes

                                         Income tax expense consisted of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$3,087	$7,509	$13,973
State	1,003	(41)	3,219
Deferred:
Federal	(928)	(148)	(2,544)
State	(1,173)	(99)	(403)
Foreign	(45)	—	—

	$1,944	$7,221	$14,245

                                         The net effective income tax rate differed from the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Federal statutory expense	$1,874	$5,940	$7,781
State taxes, net of federal benefit	309	441	1,277
Research and development credits	(1,627)	(1,339)	(970)
Nondeductible stock-based compensation	1,163	2,120	6,049
Impairment of intangible assets	334	—	—
Other	(109)	59	108

Income tax expense	$1,944	$7,221	$14,245

Net effective income tax rate	36.3%	42.6%	64.1%

                                         The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2002	2001

Deferred tax assets:
State income taxes	$11	$76
Allowance for doubtful accounts	63	192
Depreciation and amortization	538	(384)
Research and development credit carryforward	908	—
Warranty accruals	76	66
Deferred revenue	762	609
Stock-based compensation	2,392	2,008
Inventory adjustments	481	508
Net operating loss	362	388
Other	110	108

Total deferred tax assets	5,703	3,571
Current	4,150	3,520

Non-current	$1,553	$51

Realization of the December 31, 2002 deferred tax assets is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

     As of December 31, 2002, the Company had net operating losses for both federal and state income tax purposes of approximately $832,000 and $1.2 million, respectively, which expire at various dates between 2009 and 2019, respectively. These net operating losses can be carried forward to offset future taxable income, if any. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The annual limitation under Section 382 of the Internal Revenue Code is approximately $98,000.

7. Commitments and Contingencies

     Leases

     The Company leases its facilities and certain computer equipment under noncancelable operating leases for varying periods through May 2007, excluding options to renew. The following are the future minimum commitments under these leases (in thousands):

Year Ending
December 31,

2003	$1,457
2004	1,371
2005	1,332
2006	1,313
Thereafter	556

$6,029

     Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1.6 million, $1.4 million and $871,000, respectively.

     Litigation

     In July 2002, the Company filed an action in Superior Court in Ontario, Canada, against Telnet Inc. (“Telnet”), the former distributor of the Company’s products in Canada, for payment of unpaid invoices. Telnet filed a counterclaim against Ixia claiming the Company had induced the breach of a non-competition covenant by a former Telnet employee and the alleged misappropriation of a customer database of Telnet. The Company filed a denial of all such liability and believes that it has numerous meritorious defenses against Telnet’s allegations.

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

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Common Stock

     In August 1999, the Company issued 900,000 shares of common stock to its two employee founders in exchange for services and notes receivable totaling $255,000. The shares were subject to a lapsing repurchase right with vesting in eight equal quarterly installments commencing on September 30, 1999, subject to acceleration provisions for certain employment termination situations. The deemed fair value of these shares for accounting purposes was determined to be $1.3 million, resulting in deferred stock-based compensation totaling $1.0 million, of which approximately $150,000, $559,000 and $323,000 was recognized as stock-based compensation expense for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, all of these shares were vested.

     In September 1999, the Company issued 225,000 shares of common stock to a non-employee shareholder in exchange for services and a note receivable in the amount of $64,000. The shares were subject to a lapsing repurchase right with vesting in eight equal quarterly installments commencing on September 30, 1999, subject to acceleration provisions for certain service termination situations. This stock issuance is a variable award and resulted in a reduction to deferred stock-based compensation of approximately $391,000 during the year ended December 31, 2001. During the years ended December 31, 2000 and 1999, deferred stock-based compensation increased by approximately $2.0 million and $1.0 million, respectively. As a result of this issuance stock-based compensation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $726,000, $1.7 million and $275,000. As of December 31, 2001, all of these shares were vested.

     In September 1999, the Company issued 300,000 shares of common stock to an employee in exchange for $85,000. The shares are subject to a lapsing repurchase right which allows the Company at its option to repurchase any unvested shares at the original purchase price of $0.28 per share. 75,000 of the shares vested on September 30, 2000 with the remaining shares vesting in twelve equal quarterly installments commencing on December 31, 2000. The deemed fair value of these shares for accounting purposes was determined to be $462,000, resulting in deferred stock-based compensation totaling $377,000, of which stock-based compensation expense for the years ended December 31, 2002, 2001, 2000 and 1999 was $40,000, $79,000, $149,000 and $98,000, respectively. As of December 31, 2002, approximately 56,000 of these shares were unvested.

     Warrants

     In August 2000, the Company issued warrants to purchase 80,000 shares of common stock to a director. The warrants have an exercise price of $7.00 and vest in sixteen equal quarterly installments commencing September 30, 2000. The deemed fair value of these warrants for accounting purposes was determined to be $777,000, resulting in deferred stock-based compensation totaling $217,000, of which approximately $9,000, $92,000 and $108,000 was recognized as stock-based compensation expense for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, approximately 30,000 of these shares were unvested.

     Stock Options

     The Company’s 1997 Stock Option Plan, as amended (the “1997 Plan”), provides for the issuance of stock-based awards to qualified employees, employee directors and consultants of the Company. The stock-based awards may include incentive stock options or nonqualified stock options. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. As of December 31, 2002, the Company has reserved 19 million shares of its common stock for issuance under the 1997 Plan, 1.2 million shares of which were available for future grant as of such date.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company’s Director Plan (the “Director Plan”) was approved by our shareholders in September 2000 and provides for the issuance of stock-based awards to Company non-employee directors. The Company has reserved a total of 200,000 shares of common stock for issuance under the plan. The option grants under the plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of our common stock on the grant date. The plan provides for an initial grant to a non-employee director of an option to purchase 10,000 shares of common stock upon the director’s initial election or appointment to the board. The plan also provides for each non-employee director to be granted an option to purchase 5,000 shares of common stock upon the director’s re-election to the board at an annual meeting of shareholders, provided the director has served as a non-employee director for at least six months preceding the date of the annual meeting. The grants become exercisable in four equal quarterly installments commencing on the last day of the calendar quarter in which the option is granted. The plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of December 31, 2002, the Director Plan had 160,000 shares available for future grant.

     The following table summarizes information relating to stock option activity under the above plans for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

	Outstanding	Weighted Average
	Options Number	Exercise Price
	of Shares	Per Share

Options Outstanding as of December 31, 1999	6,248	$0.18
Granted	6,636	4.30
Exercised	(1,932)	0.12
Canceled	(179)	3.79

Options Outstanding as of December 31, 2000	10,773	2.67
Granted	2,644	11.91
Exercised	(1,861)	0.86
Canceled	(698)	4.36

Options Outstanding as of December 31, 2001	10,858	5.13
Granted	3,213	6.85
Exercised	(1,589)	0.36
Canceled	(793)	8.60

Options Outstanding as of December 31, 2002	11,689	$6.02

     Options granted for the year ended December 31, 2000 resulted in total deferred stock-based compensation of $33.9 million, which was recorded as deferred compensation in shareholders’ equity. The deferred stock-based compensation represented the difference between the exercise price of the options and the deemed fair value of the Company’s common stock for accounting purposes at the date of grant. The deferred stock-based compensation is recognized as stock-based compensation expense in the statements of income over the related vesting periods of the options. For the years ended December 31, 2002 and 2001, deferred stock-based compensation decreased by $542,000 and $1.7 million, respectively, as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which received variable accounting treatment.

     For the years ended December 31, 2002, 2001 and 2000, amortization of deferred stock-based compensation related to stock option grants included in the accompanying statements of income was approximately $5.3 million, $11.1 million and $14.2 million, respectively. Annual amortization of deferred stock-based compensation as of December 31, 2002 is expected to be $2.5 million and $478,000 for the years ending December 31, 2003 and 2004, respectively. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased. Changes in the market value of the Company’s common stock could also affect future stock-based compensation expense related to equity instruments that receive variable accounting treatment.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Additional information with respect to stock options outstanding as of December 31, 2002 is as follows (in thousands, except per share data):

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual	Exercise	Number	Exercise
Exercise Price			Outstanding	Life	Price	Outstanding	Price

$0.01	to	$0.36	2,920	6.72	$0.31	1,937	$0.30
0.37	to	4.10	2,349	6.64	2.98	790	2.37
4.22	to	8.50	2,921	8.35	7.35	581	7.48
8.58	to	10.71	1,994	7.89	9.78	747	9.83
11.00	to	20.00	1,355	8.42	13.45	527	13.64
21.50	to	21.50	150	8.01	21.50	66	21.50

$0.01	to	$21.50	11,689	7.53	$6.02	4,648	$4.89

     There were no options exercised subject to repurchase as of December 31, 2002.

     Employee Stock Purchase Plan

     The employee stock purchase plan was adopted and approved in September 2000. The plan became effective upon the closing of the Company’s initial public offering in October 2000. The Company has reserved a total of 500,000 shares of common stock for issuance under the plan, together with the potential for an annual increase in the number of shares reserved under the plan on May 1 of each year. As of December 31, 2002, 238,000 shares were available for future issuance. For the years ended December 31, 2002 and 2001, 196,000 and 66,000 shares, respectively, were issued under the plan. For the year ended December 31, 2000, there were no shares issued under the plan.

     The plan permits eligible employees to purchase common stock, subject to limitations as set forth in the plan, through payroll deductions which may not exceed the lesser of 15% of an employee’s compensation or $25,000 per annum.

     Unless the Board of Directors determines otherwise, the plan is implemented in a series of overlapping 24-month offering periods with new offering periods commencing on May 1 and November 1 of each year. Each offering period is divided into four consecutive six-month purchase periods. All participants in an offering period are granted an option on the first day of the offering period, and the option is automatically exercised on the last day of each purchase period throughout the offering period. The purchase price of the Company’s common stock for each purchase period within an offering period is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the applicable purchase period, whichever is lower. If the fair market value per share on the last trading day of a purchase period is less than on the first day of the offering period, participants are automatically re-enrolled in a new offering period.

9. Retirement Plan

     The Company provides a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize up to 15% of their compensation to be invested in employee elected investment funds. As determined annually by the Board of Directors, the Company may contribute matching funds of up to 6% of the employee’s compensation. These matching contributions vest based on the employee’s years of service with the Company. For the years ended December 31, 2002, 2001 and 2000, the Company expensed and made contributions to the Plan in the amount of approximately $379,000, $349,000 and $143,000, respectively.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Basic Presentation
Numerator:
Net income	$3,410	$9,749	$7,985
Denominator:
Weighted average common shares	56,996	54,789	48,060
Adjustment for common shares subject to repurchase	(94)	(239)	(816)

Adjusted weighted average common shares	56,902	54,550	47,244

Basic net income per share	$0.06	$0.18	$0.17

Diluted presentation
Denominator:
Shares used above	56,902	54,550	48,060
Weighted average effect of dilutive securities:
Stock options	3,613	7,188	4,901
Common shares subject to repurchase	94	239	816

Denominator for diluted calculation	60,609	61,977	53,777

Diluted net income per share	$0.06	$0.16	$0.15

     The diluted per share computations for the years ended December 31, 2002, 2001 and 2000, excludes employee stock options to purchase 5.9 million, 309,000 and 161,000 shares, respectively, which were antidilutive.

11. Related Party Transactions

     Revenues from companies in which a director/shareholder of the Company is a significant shareholder or in which certain directors of the Company are directors of a parent company, totaled $1.6 million, $2.2 million and $1.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Related party accounts receivable as of December 31, 2001 were $168,000. There were no related party accounts receivable as of December 31, 2002.

12. Quarterly Financial Summary (Unaudited)

	Three Months Ended

	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2002	2002	2002	2002	2001	2001	2001	2001

	(in thousands, except per share data)
Statement of Income Data:
Net revenues	$18,034	$16,864	$17,254	$15,442	$17,005	$16,183	$15,146	$28,823
Gross profit	14,501	13,447	13,872	12,464	13,280	12,579	11,775	22,913
Income before income taxes	314	1,613	1,772	1,655	2,983	2,740	659	10,588
Net income	225	1,154	1,063	968	3,288	1,663	66	4,732
Earning per share:
Basic	$0.00	$0.02	$0.02	$0.02	$0.06	$0.03	$0.00	$0.09
Diluted	$0.00	$0.02	$0.02	$0.02	$0.05	$0.03	$0.00	$0.08

EXHIBIT INDEX

Exhibit Number	Description

10.14	Employment offer letter agreement dated as of February 27, 2003 between Ixia and Robert W. Bass

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Certificate of Chief Executive Officer of Ixia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Chief Financial Officer of Ixia pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002