Form 10-Q
period 2003-03-31
IXIA
filed 2003-05-14
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	57,849,882 (Outstanding at May 6, 2003)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,905	$58,865
Short-term investments in securities	8,151	12,050
Accounts receivable, net of allowance for doubtful accounts of $236 and $161 as of March 31, 2003 and December 31, 2002, respectively	10,147	9,351
Inventories	5,230	5,121
Prepaid expenses and other current assets	6,210	6,232

Total current assets	83,643	91,619
Investments in securities	65,062	51,306
Property and equipment, net	7,192	7,003
Goodwill	1,592	1,592
Intangible assets, net	4,042	4,030
Other assets, net	2,068	2,111

Total assets	$163,599	$157,661

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,145	$960
Accrued expenses	5,453	4,049
Deferred revenues	2,375	1,958
Income taxes payable	1,859	1,527

Total liabilities	11,832	8,494

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 57,755 and 57,595 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	79,292	79,206
Additional paid-in capital	47,046	47,045
Deferred stock-based compensation	(2,035)	(3,036)
Retained earnings	27,464	25,952

Total shareholders’ equity	151,767	149,167

Total liabilities and shareholders’ equity	$163,599	$157,661

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Net revenues	$18,813	$15,442
Cost of revenues(1)	3,309	2,978

Gross profit	15,504	12,464
Operating expenses:(1)
Research and development	5,541	4,815
Sales and marketing	6,294	4,500
General and administrative	2,110	1,965
Amortization of purchased intangible assets	228	168

Total operating expenses	14,173	11,448

Income from operations	1,331	1,016
Interest income, net	795	639

Income before income taxes	2,126	1,655
Income tax expense	614	687

Net income	$1,512	$968

Earnings per share:
Basic	$0.03	$0.02
Diluted	$0.02	$0.02
Weighted average number of common and common equivalents shares outstanding:
Basic	57,632	56,233
Diluted	60,670	60,775

(1)Stock-based compensation included in:
Cost of revenues	$50	$138
Research and development	511	1,011
Sales and marketing	255	409
General and administrative	115	232

	$931	$1,790

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$1,512	$968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,149	1,159
Amortization of purchased intangible assets	228	—
Provision for doubtful accounts	75	(100)
Stock-based compensation	931	1,790
Changes in operating assets and liabilities:
Accounts receivable	(871)	(3,036)
Inventories	(109)	(1,268)
Income taxes receivable	—	1,471
Prepaid expenses and other current assets	22	86
Other assets	43	—
Accounts payable	1,185	851
Accrued expenses	1,404	446
Deferred revenue	417	(61)
Income taxes payable	403	—

Net cash provided by operating activities	6,389	2,306

Cash flows from investing activities:
Purchases of property and equipment	(1,578)	(1,149)
Purchases of investments	(21,000)	(53,423)
Proceeds from redemption of investments	11,143	4,000
Payments in connection with acquisition	—	(5,254)

Cash used in investing activities	(11,435)	(55,826)

Cash flows from financing activities:
Proceeds from exercise of stock options	86	264

Net cash provided by financing activities	86	264

Net decrease in cash and cash equivalents	(4,960)	(53,256)
Cash and cash equivalents at beginning of period	58,865	116,643

Cash and cash equivalents at end of period	$53,905	$63,387

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Notes to Condensed Consolidated Financial Statements

March 31, 2003
(unaudited)

1. Business

     Ixia (the “Company”) was incorporated on May 27, 1997 as a California corporation. The Company develops, markets and sells high-speed, distributed, multiport traffic generators, and performance and conformance analyzers for wire-speed verification of optical networking equipment, LAN, MAN, WAN and SAN multi-layer switches and routers. Our customers include manufacturers of network equipment, Internet and network service providers, communications chip manufacturers and network users.

2. Basis of Presentation

     The accompanying consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2003 or any other future period.

     These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3. Inventories

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$1,627	$1,537
Work in process	1,177	1,332
Finished goods	2,426	2,252

	$5,230	$5,121

4. Stock-Based Compensation

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

IXIA

Notes to Condensed Consolidated Financial Statements

     The Company calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended March 31,

	2003	2002

Expected lives (in years)	3	5
Risk-free interest rates	2%	3%
Dividend yield	0%	0%
Expected volatility	110%	110%

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

	Three Months Ended March 31,

	2003	2002

Stock-based compensation:
As reported	$931	$1,790
Additional stock-based compensation expense determined under the fair value method, net of income tax	2,779	2,895

Pro forma	$3,710	$4,685

Net income (loss):
As reported	$1,512	$968
Additional stock-based compensation expense determined under the fair value method, net of income tax	2,779	2,895

Pro forma	$(1,267)	$(1,927)

Basic net income (loss) per share:
As reported	$0.03	$0.02
Pro forma	$(0.02)	$(0.03)
Diluted net income (loss) per share:
As reported	$0.02	$0.02
Pro forma	$(0.02)	$(0.03)

5. Earnings per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

IXIA

Notes to Condensed Consolidated Financial Statements

	Three months ended March 31,

	2003	2002

Basic presentation
Numerator:
Net income	$1,512	$968
Denominator:
Weighted average common shares	57,679	56,355
Adjustment for common shares subject to repurchase	(47)	(122)

Denominator for basic calculation	57,632	56,233

Basic earnings per share	$0.03	$0.02

Diluted presentation
Denominator:
Shares used above	57,632	56,233
Weighted average effect of dilutive securities:
Stock options and warrants	2,991	4,420
Common shares subject to repurchase	47	122

Denominator for diluted calculation	60,670	60,775

Diluted earnings per share	$0.02	$0.02

6. Concentrations

International Revenues:

     Net revenues from international product shipments were $6.8 million and $4.3 million for the three months ended March 31, 2003 and 2002, respectively.

Significant Customer:

     For the three months ended March 31, 2003 and 2002, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended March 31,

	2003	2002

Amount of net revenues	$5,170	$4,816
As a percentage of total net revenues	27%	31%

     As of March 31, 2003 and December 31, 2002, the Company had receivable balances from the customer approximating 17% and 19%, respectively, of total accounts receivable.

7. Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material impact on the Company’s financial statements.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123.” This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company started making certain disclosures required by SFAS 148 in the consolidated financial statements for the year ended December 31, 2002. Accordingly, adoption of SFAS 148 will not impact the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003, or of any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

OVERVIEW

     We develop, market and sell high-speed, distributed, multiport traffic generators, and performance and conformance analyzers for wire-speed verification of optical networking equipment, LAN, MAN, WAN and SAN multi-layer switches and routers. Our products allow customers to generate network and Internet protocol traffic and analyze the performance, accuracy and reliability of equipment and systems that they either manufacture for sale to others or purchase for use in their own networks. Our network operations applications address the need to test networks prior to deployment under real load conditions with actual business application traffic. Our customers include manufacturers of network equipment, Internet and network service providers, communications chip manufacturers and network users.

     Our product offerings include a variety of interface cards, chassis that hold the interface cards and related software products. Our interface cards utilize a variety of interfaces – Packet Over SONET, BERT, Ethernet and USB. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended March 31,

Products	2003		2002

	(in thousands, except percentages)
Ethernet	$12,107	64.4%	$9,488	61.4%
SONET	1,769	9.4	3,465	22.4
Software	2,621	13.9	656	4.3
Chassis and other products	2,316	12.3	1,833	11.9

Total	$18,813	100.0%	$15,442	100.0%

     Sales to our five largest customers collectively accounted for approximately $8.8 million or 46.8% of our net revenues for the three months ended March 31, 2003 and $8.2 million or 53.1% of our net revenues for the three months ended March 31, 2002. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our systems to a wide variety of customers and to the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

     Net Revenues. Our revenues consist primarily of hardware and software product sales. Our software products are primarily installed on and used in conjunction with our hardware products. Our software does not require significant modification or customization, and our sales do not involve any significant future obligations or customer acceptance terms. Accordingly, product revenue from product sales is recognized upon shipment. We warrant the hardware and software components of our products for up to one year after sale. At the time of sale we defer that portion of our revenues that relates to our post-contract support and recognize it ratably over the service period. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contracts.

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

     Deferred stock-based compensation represents the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options and warrants at the date of grant or (2) the purchase price of the restricted stock. At the date of grant deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period, which is typically four years. Deferred stock-based compensation at March 31, 2003 decreased from deferred stock-based compensation at December 31, 2002 by $51,000 as a result of the forfeiture of stock options. Deferred stock-based compensation at March 31, 2002 decreased from deferred stock-based compensation at December 31, 2001 by $223,000 as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which receive variable accounting treatment. We amortized to the respective expense categories $931,000 of deferred stock-based compensation in the three months ended March 31, 2003 and $1.8 million in the three months ended March 31, 2002. Based on the unvested options, warrants and stock subject to repurchase as of March 31, 2003, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows: $1.6 million during the remaining nine months of 2003 and $458,000 during 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended
	March 31,

	2003	2002

Net revenues	100.0%	100.0%
Cost of revenues(1)	17.6	19.3

Gross profit	82.4	80.7
Operating expenses:(1)
Research and development	29.5	31.2
Sales and marketing	33.4	29.1
General and administrative	11.2	12.7
Amortization of purchased intangible assets	1.2	1.1

Total operating expenses	75.3	74.1

Income from operations	7.1	6.6
Interest income, net	4.2	4.1

Income before income taxes	11.3	10.7
Income tax expense	3.3	4.4

Net income	8.0%	6.3%

(1)Stock-based compensation included in:
Cost of revenues	0.3%	0.9%
Research and development	2.7	6.5
Sales and marketing	1.3	2.7
General and administrative	0.6	1.5

	4.9%	11.6%

Comparison of Three Months Ended March 31, 2003 and 2002

     Net Revenues. In the first quarter of 2003, net revenues increased 21.8% to $18.8 million from $15.4 million recorded in the first quarter of 2002. This increase was primarily related to the introduction of new product lines and sales to new customers.

     Gross Profit. In the first quarter of 2003, gross profit increased 24.4% to $15.5 million from the $12.5 million recorded in the first quarter of 2002. Gross profit as a percentage of net revenues increased in the first quarter of 2003 to 82.4% from 80.7% for the first quarter of 2002. This increase in the gross profit percentages was primarily a result of an increase in sales of high margin software products during the first three months of 2003, and to a lesser extent, decreasing component costs, as compared to such sales and costs during the first three months of 2002.

     Research and Development Expenses. In the first quarter of 2003, research and development expenses increased 15.1% to $5.5 million from the $4.8 million recorded in the first quarter of 2002. This increase was primarily a result of higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring and acquisitions and the use of third party consultants. This increase was partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in research and development activities.

     Sales and Marketing Expenses. In the first quarter of 2003, sales and marketing expenses increased 39.9% to $6.3 million from the $4.5 million recorded in the first quarter of 2002. This increase was a result of an increase in commissions paid to sales representatives and direct sales employees as a result of increased sales, and compensation and related benefit costs as a result of increases in the number of direct sales and marketing personnel. This increase was partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in sales and marketing activities.

     General and Administrative Expenses. In the first quarter of 2003, general and administrative expenses increased 7.4% to $2.1 million from the $2.0 million recorded in the first quarter of 2002. This increase was primarily a result of increases in insurance expense. This increase was partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in sales and marketing activities.

     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets increased to $228,000 for the three months ended March 31, 2003 from $168,000 recorded in the first quarter of 2002. This increase was a result of our acquisition of the assets of the ANVL product line from Empirix, Inc. in February of 2002.

     Interest Income, Net. Net interest income increased to $795,000 for the three months ended March 31, 2003 from $639,000 for the three months ended March 31, 2002. This increase was primarily the result of holding more marketable securities during the first quarter of 2003 as compared to the first quarter of 2002. We incurred minimal interest expense in the three months ended March 31, 2003 and 2002.

     Income Tax Expense. Income tax expense decreased to $614,000, or an effective rate of 28.9%, for the three months ended March 31, 2003 from $687,000, or an effective rate of 41.5%, for the three months ended March 31, 2002. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $6.4 million in the three months ended March 31, 2003 and $2.3 million in the three months ended March 31, 2002. Net cash generated from operations in the three months ended March 31, 2003 and 2002 was primarily provided by net income adjusted for non-cash expenses and changes in working capital requirements.

     Cash used in investing activities was $11.4 million in the three months ended March 31, 2003 and $56.0 million in the three months ended March 31, 2002. For the three months ended March 31, 2003, cash used in investing activities consisted of $9.9 million for the net purchases of investment securities and $1.6 million for the acquisition of property and equipment. For the three months ended March 31, 2002, cash used in investing activities consisted of $49.4 million for the net purchases of investment securities, $5.3 million in connection with the acquisition of the assets of the ANVL product line from Empirix, Inc. and $1.1 million for the acquisition of property and equipment.

     Financing activities provided net cash of $86,000 in the three months ended March 31, 2003 and $264,000 in the three months ended March 31, 2002. Financing activities consisted exclusively of proceeds from the exercise of stock options.

     As of March 31, 2003 we had no material commitments for capital expenditures. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect, to seek additional funding prior to that time. Our capital requirements will depend on many factors, including the growth rate of our net revenues, our profitability, our capital expenditures, working capital requirements, the timing and extent of spending to support product development efforts and the expansion of our sales, marketing and technical support efforts.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current global economic slowdown in general and decreasing capital availability and investment in the telecommunications and data communications industries in particular, consistency of orders from significant customers, the timing of new product releases, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels as of March 31, 2003, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.

Exchange Rate Sensitivity

     Currently the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we conducted some transactions in foreign currencies during the three months ended March 31, 2003 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, but we may do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     As of a date within 90 days prior to the filing date of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic filings with the SEC.

     (b)  Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

ITEM 5. Other Information

     Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the SEC under the Exchange Act. Errol Ginsberg, our President and Chief Executive Officer, has (through his affiliated family trust) adopted a Rule 10b5-1 stock trading plan and has made and may continue to make periodic sales of our Common Stock under such plan. We anticipate that from time to time in the future other directors, officers and employees of the Company may establish such stock trading plans. We do not undertake any obligation to update or revise our disclosure regarding these plans and specifically do not undertake to disclose the amendment, termination or expiration of any such plans, except as may be required by law.

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

Ixia filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 17, 2003 with respect to its issuance of a press release announcing Ixia’s financial results for the fiscal quarter ended March 31, 2003 (furnished under Item 12 of Form 8-K).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	May 14, 2003	By:	/s/ Errol Ginsberg

Errol Ginsberg President and Chief Executive Officer

Date:	May 14, 2003	By:	/s/ Thomas B. Miller

Thomas B. Miller Chief Financial Officer

CERTIFICATIONS

I, Errol Ginsberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ixia;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003
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

Date: May 14, 2003
/s/ Thomas B. Miller

Thomas B. Miller Chief Financial Officer