Form 10-Q
period 2003-06-30
IXIA
filed 2003-08-13
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	58,354,200 (Outstanding at August 6, 2003)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,548	$58,865
Short-term investments in securities	21,317	12,050
Accounts receivable, net of allowance for doubtful accounts of $311 and $161 as of June 30, 2003 and December 31, 2002, respectively	12,814	9,351
Inventories	5,890	5,121
Prepaid expenses and other current assets	5,912	6,232

Total current assets	107,481	91,619
Investments in securities	45,524	51,306
Property and equipment, net	6,976	7,003
Goodwill	1,592	1,592
Intangible assets, net	3,805	4,030
Other assets, net	2,096	2,111

Total assets	$167,474	$157,661

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,345	$960
Accrued expenses	5,590	4,049
Deferred revenues	3,467	1,958
Income taxes payable	1,709	1,527

Total liabilities	12,111	8,494

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 58,278 and 57,595 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	80,177	79,206
Additional paid-in capital	46,517	47,045
Deferred stock-based compensation	(1,261)	(3,036)
Retained earnings	29,930	25,952

Total shareholders’ equity	155,363	149,167

Total liabilities and shareholders’ equity	$167,474	$157,661

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$20,036	$17,254	$38,849	$32,696
Cost of revenues(1)	3,773	3,382	7,082	6,360

Gross profit	16,263	13,872	31,767	26,336
Operating expenses: (1)
Research and development	5,466	5,139	11,007	9,954
Sales and marketing	5,757	5,470	12,051	9,970
General and administrative	2,335	1,973	4,445	3,938
Amortization of purchased intangible assets	237	258	465	426

Total operating expenses	13,795	12,840	27,968	24,288

Income from operations	2,468	1,032	3,799	2,048
Interest income, net	818	740	1,613	1,379

Income before income taxes	3,286	1,772	5,412	3,427
Income tax expense	820	709	1,434	1,396

Net income	$2,466	$1,063	$3,978	$2,031

Earnings per share:
Basic	$0.04	$0.02	$0.07	$0.04
Diluted	$0.04	$0.02	$0.07	$0.03
Weighted average number of common and common equivalent shares outstanding:
Basic	58,007	56,747	57,820	56,491
Diluted	61,470	60,430	61,148	60,710

(1) Stock-based compensation included in:
Cost of revenues	$42	$102	$92	$240
Research and development	374	752	885	1,763
Sales and marketing	(258)	391	(3)	800
General and administrative	59	164	174	396

	$217	$1,409	$1,148	$3,199

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$3,978	$2,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,278	2,460
Amortization of purchased intangible assets	465
Provision for doubtful accounts	150	(50)
Stock-based compensation	1,148	3,199
Changes in operating assets and liabilities:
Accounts receivable	(3,613)	(3,714)
Inventories	(769)	(2,021)
Income taxes receivable	—	2,164
Prepaid expenses and other current assets	320	293
Other assets	15	(119)
Accounts payable	385	662
Accrued expenses	1,541	109
Deferred revenue	1,509	87
Income taxes payable	281	—

Net cash provided by operating activities	7,688	5,101

Cash flows from investing activities:
Purchases of property and equipment	(2,491)	(2,405)
Purchases of investments	(30,020)	(68,340)
Proceeds from redemption of investments	26,535	8,247
Payments in connection with acquisition	—	(5,254)

Cash used in investing activities	(5,976)	(67,752)

Cash flows from financing activities:
Proceeds from exercise of stock options	971	868

Net cash provided by financing activities	971	868

Net increase (decrease) in cash and cash equivalents	2,683	(61,783)
Cash and cash equivalents at beginning of period	58,865	116,643

Cash and cash equivalents at end of period	$61,548	$54,860

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Notes to Condensed Consolidated Financial Statements

June 30, 2003
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

2. Basis of Presentation

     The accompanying consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2003 or any other future period.

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

3. Inventories

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$1,219	$1,537
Work in process	1,038	1,332
Finished goods	3,633	2,252

	$5,890	$5,121

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

IXIA

Notes to Condensed Consolidated Financial Statements

     The Company calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Expected lives (in years)	4	5	3	5
Risk-free interest rates	2%	3%	2%	3%
Dividend yield	0%	0%	0%	0%
Expected volatility	110%	110%	110%	110%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Stock-based compensation:
As reported	$217	$1,409	$1,148	$3,199
Additional stock-based compensation expense determined under the fair value method, net of income tax	2,041	3,489	4,820	6,384

Pro forma	$2,258	$4,898	$5,968	$9,583

Net income (loss):
As reported	$2,466	$1,063	$3,978	$2,031
Additional stock-based compensation expense determined under the fair value method, net of income tax	2,041	3,489	4,820	6,384

Pro forma	$425	$(2,426)	$(842)	$(4,353)

Basic net income (loss) per share:
As reported	$0.04	$0.02	$0.07	$0.04
Pro forma	$0.01	$(0.04)	$(0.01)	$(0.08)
Diluted net income (loss) per share:
As reported	$0.04	$0.02	$0.07	$0.03
Pro forma	$0.01	$(0.04)	$(0.01)	$(0.08)

5. Earnings per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share data):

IXIA

Notes to Condensed Consolidated Financial Statements

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic presentation
Numerator:
Net income	$2,466	$1,063	$3,978	$2,031
Denominator:
Weighted average common shares	58,035	56,850	57,857	56,604
Adjustment for common shares subject to repurchase	(28)	(103)	(37)	(113)

Denominator for basic calculation	58,007	56,747	57,820	56,491

Basic earnings per share	$0.04	$0.02	$0.07	$0.04

Diluted presentation
Denominator:
Shares used above	58,007	56,747	57,820	56,491
Weighted average effect of dilutive securities:
Stock options and warrants	3,435	3,580	3,291	4,106
Common shares subject to repurchase	28	103	37	113

Denominator for diluted calculation	61,470	60,430	61,148	60,710

Diluted earnings per share	$0.04	$0.02	$0.07	$0.03

6. Concentrations

International Revenues:

     Net revenues from international product shipments were $4.7 million and $3.6 million for the three months ended June 30, 2003 and 2002, respectively, and $11.5 million and $7.9 million for the six months ended June 30, 2003 and 2002, respectively.

Significant Customer:

     For the three and six months ended June 30, 2003 and 2002, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Amount of net revenues	$7,074	$6,856	$12,244	$11,672
As a percentage of total net revenues	35%	40%	32%	36%

     As of June 30, 2003 and December 31, 2002, the Company had receivable balances from the customer approximating 18% and 19%, respectively, of total accounts receivable.

7. Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal

IXIA

Notes to Condensed Consolidated Financial Statements

activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material impact on the Company’s financial statements.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition Disclosure — an amendment of FAS 123.” This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company started making certain disclosures required by SFAS 148 in the consolidated financial statements for the year ended December 31, 2002. Accordingly, adoption of SFAS 148 will not impact the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company does not anticipate that the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

8. Subsequent Event

     On July 7, 2003, the Company acquired the exclusive U.S. and Canadian distributor rights through December 31, 2004 and a perpetual license to the source code for the Chariot product line from NetIQ Corporation. These rights were acquired for $17.5 million, plus royalties on sales of existing Chariot products, subject to certain minimum royalty payments. Ixia has an option, exercisable from September 1, 2004 through January 15, 2005, to purchase the remaining assets of the Chariot business for $2.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003, or of any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

     Our product offerings include a variety of interface cards, chassis that hold the interface cards and related software products. Our interface cards utilize a variety of interfaces — Packet Over SONET, BERT, Ethernet and USB. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended				Six months ended
	June 30,				June 30,

	2003		2002		2003		2002

	(in thousands, except percentages)
Products
Ethernet	$14,105	70.4%	$10,853	62.9%	$26,212	67.5%	$20,342	62.2%
SONET	2,010	10.0	3,382	19.6	3,779	9.7	6,847	21.0
Software	1,802	9.0	1,052	6.1	4,423	11.4	1,708	5.2
Chassis and other products	2,119	10.6	1,967	11.4	4,435	11.4	3,799	11.6

Total	$20,036	100.0%	$17,254	100.0%	$38,849	100.0%	$32,696	100.0%

     Sales to our five largest customers collectively accounted for approximately $11.4 million or 56.9% of our net revenues for the three months ended June 30, 2003 and $9.8 million or 56.7% of our net revenues for the three months ended June 30, 2002. Sales to our five largest customers collectively accounted for approximately $18.4 million or 47.3% of our net revenues for the six months ended June 30, 2003 and $16.9 million or 51.8% of our net revenues for the six months ended June 30, 2002. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our systems to a wide variety of customers and to the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

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

     Research and development expenses consist primarily of salaries and related personnel and consulting costs related to the design, development, testing and enhancements of our systems. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a two-year period some costs of our systems used for internal research and development purposes.

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

     Deferred stock-based compensation represents the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options and warrants at the date of grant or (2) the purchase price of the restricted stock. At the date of grant, deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period, which is typically four years. Deferred stock-based compensation at June 30, 2003 decreased from deferred stock-based compensation at March 31, 2003 by $135,000 and from December 31, 2002 by $186,000 as a result of the forfeiture of stock options. Deferred stock-based compensation at June 30, 2002 decreased from deferred stock-based compensation at March 31, 2002 by $146,000 and from December 31, 2001 by $369,000 as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which receive variable accounting treatment. We amortized to the respective expense categories $217,000 of deferred stock-based compensation in the three months ended June 30, 2003 and $1.4 million in the three months ended June 30, 2002. We amortized to the respective expense categories $1.1 million of deferred stock-based compensation in the six months ended June 30, 2003 and $3.2 million in the six months ended June 30, 2002. Based on the unvested options, warrants and stock subject to repurchase as of June 30, 2003, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows: $834,000 during the remaining six months of 2003 and $427,000 during 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options and stock subject to repurchase for which unearned compensation has been recorded are forfeited or repurchased.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	18.8	19.6	18.2	19.5

Gross profit	81.2	80.4	81.8	80.5
Operating expenses: (1)
Research and development	27.3	29.8	28.3	30.4
Sales and marketing	28.7	31.7	31.0	30.5
General and administrative	11.7	11.4	11.5	12.0
Amortization of purchased intangible assets	1.2	1.5	1.2	1.3

Total operating expenses	68.9	74.4	72.0	74.2

Income from operations	12.3	6.0	9.8	6.3
Interest income, net	4.1	4.3	4.1	4.2

Income before income taxes	16.4	10.3	13.9	10.5
Income tax expense	4.1	4.1	3.7	4.3

Net income	12.3%	6.2%	10.2%	6.2%

(1) Stock-based compensation included in:
Cost of revenues	0.2%	0.6%	0.2%	0.7%
Research and development	1.9	4.4	2.3	5.4
Sales and marketing	(1.3)	2.3	0.0	2.5
General and administrative	0.3	0.9	0.5	1.2

	1.1%	8.2%	3.0%	9.8%

Comparison of Three and Six Months Ended June 30, 2003 and 2002

     Net Revenues. In the second quarter of 2003, net revenues increased 16.1% to $20.0 million from the $17.3 million recorded in the second quarter of 2002. For the first six months of 2003, net revenues increased 18.8% to $38.8 million from the $32.7 million recorded in the first six months of 2002. These increases were primarily related to the introduction of new product lines and sales to new customers.

     Gross Profit. In the second quarter of 2003, gross profit increased 17.2% to $16.3 million from the $13.9 million recorded in the second quarter of 2002. For the first six months of 2003, gross profit increased 20.6% to $31.8 million from the $26.3 million recorded in the first six months of 2002. Gross profit as a percentage of net revenues increased in the second quarter of 2003 to 81.2% from 80.4% for the second quarter of 2002. For the first six months of 2003, gross profit as a percentage of net revenues increased to 81.8% from 80.5% in the first six months of 2002. These increases in the gross profit percentages were primarily a result of an increase in sales of high margin software products during the first half of 2003, and to a lesser extent, decreasing component costs, as compared to such sales and costs during the first half of 2002.

     Research and Development Expenses. In the second quarter of 2003, research and development expenses increased 6.4% to $5.5 million from the $5.1 million recorded in the second quarter of 2002. For the first six months of 2003, research and development expenses increased 10.6% to $11.0 million from the $10.0 million recorded in the first six months of 2002. These increases were primarily a result of higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring and acquisitions, the use of third party consultants and an increase in the amount of depreciation expense related to assets associated with new product development. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in research and development activities.

     Sales and Marketing Expenses. In the second quarter of 2003, sales and marketing expenses increased 5.2% to $5.8 million from the $5.5 million recorded in the second quarter of 2002. For the first six months of 2003, sales and marketing expenses increase 20.9% to $12.1 million from the $10.0 million recorded in the first six months of 2002. These increases were primarily a result of an increase in commissions paid to sales representatives and direct sales employees as a result of increased sales, and compensation and related benefit costs as a result of increases in the number of direct sales and marketing personnel. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in sales and marketing activities.

     General and Administrative Expenses. In the second quarter of 2003, general and administrative expenses increased 18.3% to $2.3 million from the $2.0 million recorded in the second quarter of 2002. For the first six months of 2003, general and administrative expenses increased 12.9% to $4.4 million from the $3.9 million recorded in the first six months of 2002. These increases were primarily a result of increases in insurance expense and additional compensation and related benefits costs as a result of a modest increase in the number of general and administrative employees. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in general and administrative activities.

     Amortization of Purchased Intangible Assets. In the second quarter of 2003, amortization of purchased intangible assets decreased to $237,000 from the $258,000 recorded in the second quarter of 2002. This decrease was a result of reducing the amount of amortizable intangible assets by $1.7 million in the fourth quarter of 2002 related to the impairment of intangible assets associated with the October 2001 acquisition of Caimis, Inc. For the first six months of 2003, amortization of purchased intangible assets increased to $465,000 from the $426,000 recorded in the first six months of 2002. This increase was a result of our acquisition of the assets of the ANVL product line from Empirix, Inc. in February of 2002.

     Interest Income, Net. Net interest income increased to $818,000 for the three months ended June 30, 2003 from the $740,000 recorded for the three months ended June 30, 2002. For the first six months of 2003, net interest income increased to $1.6 million from the $1.4 million recorded in the first six months of 2002. These increases were primarily the result of our holding more marketable securities during the first half of 2003 as compared to the first half of 2002. We incurred minimal interest expense in the three and six months ended June 30, 2003 and 2002.

     Income Tax Expense. Income tax expense increased to $820,000, or an effective rate of 25.0%, for the three months ended June 30, 2003 from $709,000, or an effective rate of 40.0%, for the three months ended June 30, 2002. Income tax expense increased to $1.4 million, or an effective rate of 26.5%, for the first six months of 2003 from $1.4 million, or an effective rate of 40.7%, for the first six months of 2002. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, the timing of deduction of certain deductible stock-based compensation charges and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $7.7 million in the six months ended June 30, 2003 and $5.1 million in the six months ended June 30, 2002. Net cash generated from operations in the six months ended June 30,

2003 and 2002 was primarily provided by net income adjusted for non-cash expenses and changes in working capital requirements.

     Cash used in investing activities was $6.0 million in the six months ended June 30, 2003 and $67.8 million in the six months ended June 30, 2002. For the six months ended June 30, 2003, cash used in investing activities consisted of $3.5 million for the net purchases of investment securities and $2.5 million for the acquisition of property and equipment. For the six months ended June 30, 2002, cash used in investing activities consisted of $60.1 million for the net purchases of investment securities, $5.3 million in connection with the acquisition of the assets of the ANVL product line from Empirix, Inc. and $2.4 million for the acquisition of property and equipment.

     Financing activities provided net cash of $971,000 in the six months ended June 30, 2003 and $868,000 in the six months ended June 30, 2002. Financing activities consisted exclusively of proceeds from the exercise of stock options.

     As of June 30, 2003, we had no material commitments for capital expenditures. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, although we could elect to seek additional funding prior to that time. Our capital requirements will depend on many factors, including the growth rate of our net revenues, our profitability, our capital expenditures, working capital requirements, the timing and extent of spending to support product development efforts and the expansion of our sales, marketing and technical support efforts.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current global economic slowdown in general and decreasing capital availability and investment in the telecommunications and data communications industries in particular, consistency of orders from significant customers, our success in exploiting the rights acquired from NetIQ Corporation with respect to the Chariot product, the timing of new product releases, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the Securities and Exchange Commission (the “SEC”) under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. The Company has the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels as of June 30, 2003, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.

Exchange Rate Sensitivity

     Currently the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we conducted some transactions in foreign currencies during the six months ended June 30, 2003 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, but we may do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

     (b)  Changes in Internal Controls

     There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	On May 9, 2003, the Company held its 2003 Annual Meeting of Shareholders (the “Annual Meeting”).

(b)	At the Annual Meeting, the following persons were elected as directors of the Company. The numbers of votes cast for each director, as well as the number of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast for Director	Votes Withheld

Jean-Claude Asscher	47,235,692	6,673,051
Massoud Entekhabi	53,452,337	456,406
Errol Ginsberg	29,226,167	4,682,576
Howard Oringer	51,634,104	2,274,639
Jon F. Rager	46,796,459	7,112,284

(c)	At the Annual Meeting, with 38,264,593 votes cast in favor and 9,983,978 votes cast against, the shareholders approved an amendment to the Company’s 1997 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder by 4,500,000. There were 660 abstentions and 5,659,512 broker nonvotes with respect to this matter.

(d)	At the Annual Meeting, with 53,395,975 votes cast in favor and 511,698 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2003. There were 1,070 abstentions with respect to this matter.

ITEM 5. Other Information

     Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Our President and Chief Executive Officer, Errol Ginsberg, has informed us that his affiliated family trust has adopted a Rule 10b5-1 stock trading plan pursuant to which the trust has made or will make periodic sales of our Common Stock in accordance with the terms and conditions of the plan. We anticipate that from time to time in the future, other directors, officers and employees may establish such stock trading plans. We do not undertake any obligation to update or revise our disclosure regarding such plans and specifically do not undertake to disclose the amendment, termination or expiration of any such plans.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment No. 6, dated March 18, 2003, to Ixia 1997 Stock Option Plan()
10.2	Amendment No. 1, dated May 9, 2003, to Ixia Employee Stock Purchase Plan(1)
31.1	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

     Ixia filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 17, 2003 with respect to its issuance of a press release announcing Ixia’s financial results for the fiscal quarter ended March 31, 2003 (furnished under Item 9 of Form 8-K).

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107818) filed with the Commission on August 8, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date: August 13, 2003	By:	/s/ Errol Ginsberg

Errol Ginsberg President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Thomas B. Miller

Thomas B. Miller Chief Financial Officer