Form 10-Q
period 2003-09-30
IXIA
filed 2003-11-13
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to

Commission File Number 000-31523

IXIA

(Exact name of Registrant as specified in its charter)

California	95-4635982
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

26601 West Agoura Road, Calabasas, CA 91302

(Address of principal executive offices, including zip code)

(818) 871-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	59,298,033
(Class of Common Stock)	(Outstanding at November 06, 2003)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,045	$58,865
Short-term investments in securities	24,254	12,050
Accounts receivable, net of allowance for doubtful accounts of $376 and $161 as of September 30, 2003 and December 31, 2002, respectively	15,004	9,351
Inventories	5,403	5,121
Prepaid expenses and other current assets	5,791	6,232

Total current assets	93,497	91,619

Investments in securities	50,300	51,306
Property and equipment, net	6,838	7,003
Goodwill	1,592	1,592
Intangible assets, net	21,154	4,030
Other assets, net	2,511	2,111

Total assets	$175,892	$157,661

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,322	$960
Accrued expenses	8,667	4,049
Deferred revenues	4,458	1,958
Income taxes payable	1,692	1,527

Total liabilities	16,139	8,494

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 58,716 and 57,595 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	81,060	79,206
Additional paid-in capital	47,166	47,045
Deferred stock-based compensation	(816)	(3,036)
Retained earnings	32,343	25,952

Total shareholders’ equity	159,753	149,167

Total liabilities and shareholders’ equity	$175,892	$157,661

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	$21,635	$16,864	$60,484	$49,560
Cost of revenues(1)	4,153	3,417	11,235	9,777
Amortization of purchased technology	588	—	588	—

Gross profit	16,894	13,447	48,661	39,783

Operating expenses:(1)
Research and development	5,378	5,178	16,385	15,132
Sales and marketing	6,333	5,191	18,384	15,161
General and administrative	2,368	1,899	6,813	5,837
Amortization of other intangible assets	305	258	770	684

Total operating expenses	14,384	12,526	42,352	36,814

Income from operations	2,510	921	6,309	2,969
Interest income, net	716	692	2,329	2,071

Income before income taxes	3,226	1,613	8,638	5,040
Income tax expense	813	459	2,247	1,855

Net income	$2,413	$1,154	$6,391	$3,185

Earnings per share:
Basic	$0.04	$0.02	$0.11	$0.06
Diluted	$0.04	$0.02	$0.10	$0.05

Weighted average number of common and common equivalent shares outstanding:
Basic	58,436	57,137	58,028	56,724
Diluted	62,455	60,162	61,674	60,625

(1) Stock-based compensation included in:
Cost of revenues	$33	$74	$125	$314
Research and development	209	593	1,094	2,356
Sales and marketing	99	272	96	1,072
General and administrative	56	148	230	544

	$397	$1,087	$1,545	$4,286

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$6,391	$3,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,301	3,805
Amortization of purchased technology	588	—
Amortization of other intangible assets	770	—
Provision for doubtful accounts	215	—
Stock-based compensation	1,545	4,286
Deferred income tax	103	—
Changes in operating assets and liabilities:
Accounts receivable	(5,868)	(2,833)
Inventories	(282)	(2,241)
Income taxes receivable	—	2,598
Prepaid expenses and other current assets	441	398
Other assets	(503)	(309)
Accounts payable	362	(545)
Accrued expenses	4,618	1,070
Deferred revenue	2,500	(171)
Income taxes payable	961	—

Net cash provided by operating activities	15,142	9,243

Cash flows from investing activities:
Purchases of property and equipment	(3,136)	(3,929)
Purchases of investments	(43,733)	(68,340)
Proceeds from redemption of investments	32,535	21,535
Purchase of technology and other intangible assets	(344)	—
Payments in connection with acquisitions	(18,138)	(5,254)

Cash used in investing activities	(32,816)	(55,988)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,854	969

Net cash provided by financing activities	1,854	969

Net decrease in cash and cash equivalents	(15,820)	(45,776)
Cash and cash equivalents at beginning of period	58,865	116,643

Cash and cash equivalents at end of period	$43,045	$70,867

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Notes to Condensed Consolidated Financial Statements

September 30, 2003
(unaudited)

1. Business

     Ixia (the “Company”) was incorporated on May 27, 1997 as a California corporation. The Company develops, markets and sells high performance IP network testing solutions. These solutions generate, capture, characterize and emulate network and application traffic, establishing definitive performance and conformance metrics of the network device or system under test. The Company’s solutions utilize a wide range of industry-standard interfaces, including Ethernet, SONET and ATM. The Company’s customers include manufacturers of network equipment, Internet and network service providers, semiconductor manufacturers and network users.

2. Basis of Presentation

     The accompanying consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2003 or any other future period.

     These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

3. Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$1,735	$1,537
Work in process	768	1,332
Finished goods	2,900	2,252

	$5,403	$5,121

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

IXIA

Notes to Condensed Consolidated Financial Statements

Compensation” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees.”

     As prescribed by SFAS 123, the Company calculated the fair value of each option grant on the respective dates of grant. The Company used the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected lives (in years)	4	5	4	5
Risk-free interest rates	3%	3%	2%	3%
Dividend yield	0%	0%	0%	0%
Expected volatility	107%	110%	109%	110%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Stock-based compensation:
As reported	$397	$1,087	$1,545	$4,286
Additional stock-based compensation expense determined under the fair value method, net of income tax benefit	2,558	3,241	7,378	9,625

Pro forma	$2,955	$4,328	$8,923	$13,911

Net income (loss):
As reported	$2,413	$1,154	$6,391	$3,185
Additional stock-based compensation expense determined under the fair value method, net of income tax benefit	2,558	3,241	7,378	9,625

Pro forma	$(145)	$(2,087)	$(987)	$(6,440)

Basic net income (loss) per share:
As reported	$0.04	$0.02	$0.11	$0.06
Pro forma	$0.00	$(0.04)	$(0.02)	$(0.11)
Diluted net income (loss) per share:
As reported	$0.04	$0.02	$0.10	$0.05
Pro forma	$0.00	$(0.04)	$(0.02)	$(0.11)

5. Earnings per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

IXIA

Notes to Condensed Consolidated Financial Statements

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic presentation
Numerator:
Net income	$2,413	$1,154	$6,391	$3,185
Denominator:
Weighted average common shares	58,445	57,221	58,056	56,827
Adjustment for common shares subject to repurchase	(9)	(84)	(28)	(103)

Denominator for basic calculation	58,436	57,137	58,028	56,724

Basic earnings per share	$0.04	$0.02	$0.11	$0.06

Diluted presentation
Denominator:
Shares used above	58,436	57,137	58,028	56,724
Weighted average effect of dilutive securities:
Stock options and warrants	4,010	2,941	3,618	3,798
Common shares subject to repurchase	9	84	28	103

Denominator for diluted calculation	62,455	60,162	61,674	60,625

Diluted earnings per share	$0.04	$0.02	$0.10	$0.05

6. Concentrations

International Revenues:

     Net revenues from international product shipments were $6.2 million and $3.2 million for the three months ended September 30, 2003 and 2002, respectively, and $17.7 million and $11.1 million for the nine months ended September 30, 2003 and 2002, respectively.

Significant Customer:

     For the three and nine months ended September 30, 2003 and 2002, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Amount of net revenues	$6,370	$5,314	$18,614	$16,987
As a percentage of total net revenues	29%	32%	31%	34%

     As of September 30, 2003 and December 31, 2002, the Company had receivable balances from the customer approximating 26% and 19%, respectively, of total accounts receivable.

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

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company continues to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company started making the disclosures required by SFAS 148 in the consolidated financial statements for the year ended December 31, 2002. Accordingly, adoption of SFAS 148 does not impact the Company’s financial position or results of operations.

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

8. Acquisition of Certain Rights to the Chariot Products

     On July 7, 2003, the Company acquired from NetIQ Corporation (i) a perpetual license to the source code for NetIQ’s Chariot products for the development, manufacture, marketing and distribution of derivative products (ii) certain additional intellectual property rights associated with the Chariot products and (iii) exclusive U.S. and Canadian distribution rights for NetIQ’s existing Chariot products through December 31, 2004. The Chariot products allow users to simulate full-scale enterprise networks with a mixture of traffic types, including VoIP, Multicast, Oracle and SAP business transactions.

     These rights were acquired for a total price of $18.1 million, plus royalties on sales of NetIQ’s existing Chariot products through December 31, 2004. The $18.1 million consisted of a $17.5 million payment to NetIQ and acquisition-related expenses. The Company will pay a minimum royalty of $500,000 each quarter, subject to certain credits in the event of payment of the minimum royalty. Between September 1, 2004 and January 15, 2005, the Company may exercise an option to purchase the remaining assets of NetIQ’s Chariot business for a cash payment of $2.5 million. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Purchased technology	$16,561
Other intangible assets	1,577

Total assets acquired	$18,138

     The acquired other intangible assets consisted of $591,000 for trademark rights, $395,000 for workforce and $591,000 for customer relationships. The purchased technology is being amortized using the greater of (a) the ratio of current revenues to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of seven years. Other intangible assets are being amortized using a straight-line method over their expected useful lives of between 4 and 7 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003, or for any other future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

OVERVIEW

     We develop, market and sell high performance IP network testing solutions. Our products allow customers to generate network and Internet protocol traffic and analyze the performance, accuracy and reliability of equipment and systems that they either manufacture for sale to others or purchase for use in their own networks. Our solutions utilize a wide range of industry-standard interfaces, including Ethernet, SONET, BERT and ATM. Our customers include manufacturers of network equipment, Internet and network service providers, semiconductor manufacturers and network users.

     Our product offerings include a variety of interface cards, chassis that hold the interface cards and related software products. Our interface cards utilize a variety of interfaces — Packet Over SONET, BERT, Ethernet and USB. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended				Nine months ended
	September 30,				September 30,

Product Categories	2003		2002		2003		2002

	(in thousands, except percentages)
Ethernet	$14,062	65.0%	$11,813	70.1%	$40,070	66.2%	$32,074	64.7%
SONET	2,214	10.2	1,471	8.7	5,964	9.9	8,293	16.7
Software	2,740	12.7	1,416	8.4	6,970	11.5	3,025	6.1
Chassis and other products	2,619	12.1	2,164	12.8	7,480	12.4	6,168	12.5

Total	$21,635	100.0%	$16,864	100.0%	$60,484	100.0%	$49,560	100.0%

     Sales to our five largest customers collectively accounted for approximately $9.2 million or 42.7% of our net revenues for the three months ended September 30, 2003 and $8.4 million or 49.9% of our net revenues for the three months ended September 30, 2002. Sales to our five largest customers collectively accounted for approximately $26.1 million or 43.2% of our net revenues for the nine months ended September 30, 2003 and $25.0 million or 50.4% of our net revenues for the nine months ended September 30, 2002. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and to the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

     Net Revenues. Our revenues consist primarily of hardware and software product sales. In some instances our software products are installed on and used in conjunction with our hardware products. At other times our software products are installed and run on other companies’ hardware. Our software does not require significant modification or customization, and our sales do not involve any significant future obligations or customer acceptance terms. Accordingly, product revenue from product sales is recognized upon shipment. We warrant the hardware and software components of our products for up to one year after sale. At the time of sale we defer the portion of our revenues that relates to our post-contract support and recognize it ratably over the service period. Revenues from maintenance contracts are deferred and recognized ratably over the term of the contracts.

     Cost of Revenues. Our cost of revenues consists of materials, payments to third party manufacturers, salaries and related expenses for manufacturing personnel, royalty payments and the warranty cost of hardware to be replaced during the warranty period. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. In addition, cost of revenues includes a non-cash component related to the amortization of purchased technology and amortization of deferred stock-based compensation related to manufacturing personnel.

     Gross Profit. Excluding the effects of stock-based compensation, the gross margins of our various interface cards and software have generally been consistent and have exceeded the gross margins of our chassis. In general, our gross margins are primarily affected by the following factors:

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of our products sold;

•	new product introductions by us and by our competitors;

•	production volume;

•	changes in our pricing policies and those of our competitors;

•	demand for our products; and

•	the mix of sales channels through which our products are sold.

     Operating Expenses. We generally recognize our operating expenses as incurred in four general operational categories: research and development, sales and marketing, general and administrative and amortization of other intangible assets. Our operating expenses also include a non-cash component related to the amortization of deferred stock-based compensation related to research and development, sales and marketing and general and administrative personnel.

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

     Amortization of other intangible assets consists of the expensing of intangible assets obtained primarily through our acquisition of businesses and technologies over the estimated useful lives of the assets.

     Deferred stock-based compensation represents the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options and warrants at the date of grant or (2) the purchase price of the restricted stock. At the date of grant, deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period, which is typically four years. Deferred stock-based compensation at September 30, 2003 decreased from deferred stock-based compensation at June 30, 2003 by $11,000 and from December 31, 2002 by $197,000 as a result of the forfeiture of unvested stock options. Deferred stock-based compensation at September 30, 2002 decreased from deferred stock-based compensation at June 30, 2002 by $98,000 and from December 31, 2001 by $467,000 as a result of the forfeiture of unvested stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which receive variable accounting treatment. We amortized to the respective expense categories $397,000 of deferred stock-based compensation in the three months ended September 30, 2003 and $1.1 million in the three months ended September 30, 2002. We amortized to the respective expense categories $1.5 million of deferred stock-based compensation in the nine months ended September 30, 2003 and $4.3 million in the nine months ended September 30, 2002. Based on the unvested options as of September 30, 2003, we expect to record additional stock-based compensation expense relating to deferred stock-based compensation approximately as follows: $393,000 during the remaining three months of 2003 and $423,000 during 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options for which unearned compensation has been recorded are forfeited or repurchased.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	19.2	20.3	18.6	19.7
Amortization of purchased technology	2.7	0.0	1.0	0.0

Gross profit	78.1	79.7	80.4	80.3
Operating expenses:(1)
Research and development	24.9	30.7	27.1	30.5
Sales and marketing	29.3	30.8	30.4	30.6
General and administrative	10.9	11.3	11.2	11.8
Amortization of purchased intangible assets	1.4	1.5	1.3	1.4

Total operating expenses	66.5	74.3	70.0	74.3

Income from operations	11.6	5.4	10.4	6.0
Interest income, net	3.3	4.1	3.9	4.2

Income before income taxes	14.9	9.5	14.3	10.2
Income tax expense	3.7	2.7	3.7	3.8

Net income	11.2%	6.8%	10.6%	6.4%

(1) Stock-based compensation included in:
Cost of revenues	0.1%	0.4%	0.2%	0.6%
Research and development	1.0	3.4	1.8	4.7
Sales and marketing	0.4	1.6	0.2	2.2
General and administrative	0.3	0.9	0.4	1.1

	1.8%	6.3%	2.6%	8.6%

Comparison of Three and Nine Months Ended September 30, 2003 and 2002

     Net Revenues. In the third quarter of 2003, net revenues increased 28.3% to $21.6 million from the $16.9 million recorded in the third quarter of 2002. For the first nine months of 2003, net revenues increased 22.0% to $60.5 million from the $49.6 million recorded in the first nine months of 2002. These increases were primarily related to the introduction of new product lines and sales to new customers.

     Gross Profit. In the third quarter of 2003, gross profit increased 25.6% to $16.9 million from the $13.4 million recorded in the third quarter of 2002. For the first nine months of 2003, gross profit increased 22.3% to 48.7 million from the $39.8 million recorded in the first nine months of 2002. Gross profit as a percentage of net revenues decreased in the third quarter of 2003 to 78.1% from 79.7% for the third quarter of 2002. This decrease in the gross profit percentage was primarily a result of royalty expense and the amortization of purchased technology related to acquiring certain rights for the Chariot products from NetIQ Corporation in July of 2003 (see note 8 to the financial statements included in this Quarterly Report for additional information). For the first nine months of 2003, gross profit as a percentage of net revenues increased to 80.5% from 80.3% in the first nine months of 2002. This increase in the gross profit percentage was primarily a result of an increase in sales of high margin software products during the first nine months of 2003, and to a lesser extent, decreasing component costs, as compared to such sales and costs during the first nine months of 2002. This increase was partially offset by royalty expense and amortization of purchased technology related to acquiring certain rights for the Chariot products from NetIQ Corporation in July of 2003.

     Research and Development Expenses. In the third quarter of 2003, research and development expenses increased 3.9% to $5.4 million from the $5.2 million recorded in the third quarter of 2002. For the first nine months of 2003, research and development expenses increased 8.3% to $16.4 million from the $15.1 million recorded in the first nine months of 2002. These increases were primarily a result of higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring and the use of third party consultants. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in research and development activities.

     Sales and Marketing Expenses. In the third quarter of 2003, sales and marketing expenses increased 22.0% to $6.3 million from the $5.2 million recorded in the third quarter of 2002. For the first nine months of 2003, sales and marketing expenses increased 21.3% to $18.4 million from the $15.2 million recorded in the first nine months of 2002. These increases were primarily a result of an increase in commissions paid to sales representatives and direct sales employees as a result of increased sales and additional compensation and related benefit costs as a result of increases in the number of direct sales and marketing personnel. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in sales and marketing activities.

     General and Administrative Expenses. In the third quarter of 2003, general and administrative expenses increased 24.7% to $2.4 million from the $1.9 million recorded in the third quarter of 2002. For the first nine months of 2003, general and administrative expenses increased 16.7% to $6.8 million from the $5.8 million recorded in the first nine months of 2002. These increases were primarily a result of additional compensation and related benefits costs as a result of a modest increase in the number of general and administrative employees and increases in insurance expense. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in general and administrative activities.

     Amortization of Other Intangible Assets. In the third quarter of 2003, amortization of other intangible assets increased to $305,000 from the $258,000 recorded in the third quarter of 2002. For the first nine months of 2003, amortization of other intangible assets increased to $770,000 from the $684,000 recorded in the first nine months of 2002. These increases were largely a result of other intangible assets associated with acquiring the exclusive development and certain U.S. and Canadian distribution rights for the Chariot products from NetIQ Corporation in July 2003.

     Interest Income, Net. Net interest income increased to $716,000 for the three months ended September 30, 2003 from the $692,000 recorded for the three months ended September 30, 2002. For the first nine months of 2003, net interest income increased to $2.3 million from the $2.1 million recorded in the first nine months of 2002. These increases were primarily the result of our holding more marketable securities during the first nine months of 2003 as compared to the first nine months of 2002. We incurred minimal interest expense in the three and nine months ended September 30, 2003 and 2002.

     Income Tax Expense. Income tax expense increased to $813,000, or an effective rate of 25.2%, for the three months ended September 30, 2003 from $459,000, or an effective rate of 28.5%, for the three months ended September 30, 2002. Income tax expense increased to $2.2 million, or an effective rate of 26.0%, for the first nine months of 2003 from $1.9 million, or an effective rate of 36.8%, for the first nine months of 2002. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, the timing of the deduction of certain deductible stock-based compensation charges and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $15.1 million in the nine months ended September 30, 2003 and $9.2 million in the nine months ended September 30, 2002. Net cash generated from operations in the nine months ended September 30, 2003 and 2002 was primarily provided by net income adjusted for non-cash expenses and changes in working capital components.

     Cash used in investing activities was $32.8 million in the nine months ended September 30, 2003 and $56.0 million in the nine months ended September 30, 2002. For the nine months ended September 30, 2003, cash used in investing activities consisted of $18.1 million related to the July 2003 acquisition from NetIQ Corporation of technology and certain other rights associated with NetIQ’s Chariot products, $11.2 million for the net purchases of investment securities and $3.5 million for the acquisition of property, equipment and intangible assets. For the nine months ended September 30, 2002, cash used in investing activities consisted of $46.8 million for the net purchases of investment securities, $5.3 million in connection with the acquisition of the assets of the ANVL product line from Empirix, Inc. and $3.9 million for the acquisition of property and equipment.

     Financing activities provided net cash of $1.9 million in the nine months ended September 30, 2003 and $969,000 in the nine months ended September 30, 2002. Financing activities consisted exclusively of proceeds from the exercise of stock options.

     As of September 30, 2003, we had no material commitments for capital expenditures. Under the agreement with NetIQ, we have agreed to pay to NetIQ for the six calendar quarters commencing with the quarter ending September 30, 2003 the greater of royalties based on sales of the existing Chariot products or a minimum royalty payment of $500,000 per quarter, subject to certain credits in the event of payment of the minimum royalties. The Company also has an option, exercisable from September 1, 2004 until January 15, 2005, to purchase the remaining assets of NetIQ’s Chariot business for a cash purchase price of $2.5 million.

     We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current global economic slowdown in general and decreasing capital availability and investment in the telecommunications and data communications industries in particular, consistency of orders from significant customers, our success in exploiting the rights acquired from NetIQ Corporation with respect to the Chariot product, the timing of new product releases, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s

Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the Securities and Exchange Commission under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10% from the levels as of September 30, 2003, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.

Exchange Rate Sensitivity

     Currently the majority of our sales and expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains and losses to date. While we conducted some transactions in foreign currencies during the nine months ended September 30, 2003 and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date, but we may do so in the future.

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

PART II. OTHER INFORMATION

ITEM 5. Other Information

     Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Our President and Chief Executive Officer, Errol Ginsberg, has informed us that his affiliated family trust has adopted a Rule 10b5-1 stock trading plan pursuant to which the trust has made and will make periodic sales of our Common Stock in accordance with the terms and conditions of the plan. We anticipate that from time to time in the future, other directors, officers and employees may establish such stock trading plans. We do not undertake any obligation to update or revise our disclosure regarding such plans and specifically do not undertake to disclose the amendment, termination or expiration of any such plans.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	License, Distribution and Option Agreement dated as of July 7, 2003 between NetIQ Corporation and Ixia(1)

10.2	Employment Offer Letter Agreement effective July 30, 2003 between Ixia and Alan Amrod

31.1	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Ixia’s Current Report on Form 8-K (File No. 000-31523) filed with the Securities and Exchange Commission on August 17, 2003.

     (b) Reports on Form 8-K.

     Ixia filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 17, 2003 with respect to its issuance of a press release announcing Ixia’s financial results for the fiscal quarter ended June 30, 2003 (furnished under Item 9 of Form 8-K).

     Ixia filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 17, 2003 with respect to its July 2003 acquisition of certain rights associated with the Chariot products of NetIQ Corporation (filed under Item 5 of Form 8-K).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	November 12, 2003	By:	/s/ Errol Ginsberg

Errol Ginsberg President and Chief Executive Officer

Date:	November 12, 2003	By:	/s/ Thomas B. Miller

Thomas B. Miller Chief Financial Officer