Form 10-K
period 2003-12-31
IXIA
filed 2004-03-12
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant, computed by reference to the closing price on the Nasdaq National Market on the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003), was approximately $160,018,130.

As of February 20, 2004, the number of shares of the Registrant’s Common Stock outstanding was 59,799,532.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 13, 2004 are incorporated by reference into Part III of this Annual Report.

IXIA

FORM 10-K

PART I

Item 1. Business

Overview

     We are a provider of systems that allow our customers to measure the performance of their Internet Protocol (IP) data communications equipment and networks. Our systems generate high volumes of realistic network traffic, and analyze data received from the network, exposing problems and assessing performance. The networks our systems analyze include Ethernet networks up to 10 gigabits per second in speed, which carry data traffic over optical fiber or electrical cable and are typically used within a building to form a local area network. Other networks include Packet over SONET networks up to 10 gigabits per second in speed, which transmit packets of information over high-speed optical links. Ixia equipment is also used to test Asynchronous Transfer Mode (ATM) networks, at speeds up to 622 megabits per second. In the year ended December 31, 2003, Ethernet interface cards accounted for 65.6% of our net revenues. Our systems are highly modular, scalable and easy to use.

     Since our incorporation in May 1997, we have sold our systems to a total of almost 750 customers, including over 450 existing and new customers in 2003. Based on revenues for the year ended December 31, 2003, our largest customers by category include:

•	Leading network equipment manufacturers such as Cisco Systems, Hewlett Packard, Extreme Networks and Alcatel;

•	Internet and network service providers such as NTT, UTStarcom, Sprint, SBC Communications and Verizon;

•	Communications chip manufacturers such as Broadcom and Texas Instruments; and

•	Network users such as Microsoft and Morgan Stanley.

     In late 2003, carriers and service providers announced plans to slightly increase capital spending. We intend to expand our business in this segment and on markets which exhibit healthy spending patterns such as the high-speed network, content-aware network, and virtual private network markets. High-speed networks route data traffic within a building or among multiple sites. Content-aware networks switch data traffic on higher layer protocols, and virtual private networks provide secure communications for network users. We intend to maintain our focus on technology leadership, expand and further penetrate our customer base, acquire new key technology and expand our international presence.

The Increasing Need for Network Analysis and Measurement

     The performance of the Internet and other networks such as local, metropolitan and wide area networks and the analysis and measurement of their performance are important to the following groups:

•	Equipment Manufacturers. To meet the higher standards specified by network operators and network users, equipment manufacturers who provide infrastructure equipment and systems must ensure the quality of their products during development and manufacturing and prior to shipping. Failure to ensure the consistent performance of their products may result in the loss of customers, increased research and development costs, customer service charges and losses resulting from the return of products.

•	Internet and Network Service Providers. Internet and network service providers seek to provide network users with the high quality network services they demand. Failure to provide satisfactory service can be costly and may result in the loss of customers. To ensure these desired service levels are met, Internet and network service providers must verify the performance of network equipment during the product and systems selection process prior to deployment.

•	Communications Chip Manufacturers. Communications chip manufacturers require equipment to evaluate and analyze the performance of their chips during the design and development phase.

•	Network Users. Network users such as large businesses increasingly use specialized systems in order to verify that they are receiving the level of service that they have contracted to receive from Internet and network service providers. They also increasingly use these systems to measure the performance of their own networks before new equipment or applications are deployed in the network.

     The following characteristics and functions are used to evaluate the performance of network infrastructure equipment and systems:

•	Throughput is the maximum rate at which a network device or network can transmit distinct units of data, called packets, without loss;

•	Latency is the time that it takes a packet to travel through a network device or network;

•	Loss is the percentage of packets lost during transmission through a network device or network;

•	Jitter is the variation in the time intervals between packets transmitted through a network device or network;

•	Integrity checking confirms that the user information transmitted through a network device or network has not been corrupted;

•	Sequence checking verifies that packets are received in the same order in which they were sent through a network device or network;

•	Session setup rate is the number of individual sessions, or meaningful data conversations between computers, a network device or network can establish in one second;

•	Session tear down rate is the number of individual sessions, or meaningful data conversations between computers, a network device or network can terminate in one second; and

•	Session capacity is the maximum number of individual sessions, or meaningful data conversations between computers, a network device or network can sustain at any given time.

Characteristics Demanded of Network Performance Analysis and Measurement Equipment

     Performance requirements of network equipment and systems are becoming increasingly demanding. As a result, precise performance verification is becoming more important throughout the design, development, production, deployment and operation of network equipment and systems. Because this performance verification must take place across multiple layers of the network infrastructure and for all network protocols, network performance verification systems are required to be highly flexible and modular. In order to address multi-port switches and routers, performance verification systems must also be highly scalable and capable of generating and analyzing large amounts of data at high speeds over increasingly complex configurations. The rapid evolution of complex network technologies and protocols, including the emergence of Packet over SONET and Gigabit Ethernet, has also resulted in the need for performance verification systems that are easy to use with minimal training and setup.

The Ixia Solution

     We are a provider of multi-port traffic generation and performance analysis systems for the high-speed data communications market, including the Internet infrastructure and local, metropolitan and wide area networks. Our systems address the need for accurate and reliable performance verification of optical and electrical networks. The optical and electrical interfaces these networks use include Packet over SONET OC-192c, OC-48c, OC-12c and OC-

3c; 10 Gigabit Ethernet, Gigabit Ethernet, and 10/100 megabits per second Ethernet; and ATM OC3c and OC12c. Our systems meet the requirements of a wide variety of customers, including network equipment manufacturers, Internet and network service providers, communications chip manufacturers and network users.

     Our systems provide the following key benefits to our customers:

     High Performance. Our systems generate and receive data traffic at wire speed, which is the maximum rate that data traffic can be transmitted over the network. Our systems provide accurate analysis across multiple layers of the overall network and of individual network components in real-time, that is, as the transmission is actually occurring. Our systems can be configured to either generate packets of data, to group those packets into sessions, or to generate pseudo random binary sequences.

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

     Highly Scalable. Each of our interface cards provides one or more ports through which our systems generate and receive data traffic. Each physical port contains its own dedicated logic circuits, with no shared resources. Our customers can easily scale the size of their test or the amount of data traffic generated by inserting additional interface cards. By connecting multiple chassis and synchronizing up to thousands of ports to operate simultaneously, our customers can simulate large-scale networks. We believe that our systems offer our customers the highest port density and therefore the most scalable systems available. In addition, our client-server architecture allows multiple users in the same or different geographic locations to simultaneously access and operate different ports contained in the same chassis.

     Highly Customizable. Each of our current generation of interface cards includes a microprocessor for each interface port. This microprocessor uses the LINUX operating system, enabling Ixia to rapidly develop test applications and to recompile code from our partner companies or acquisitions for use on the Ixia platform. In addition, our users can run their existing software applications on their Ixia hardware, or write new software applications for it. We believe that the use of this open and well-known operating system makes it easy for our customers to customize their performance analysis system to their specific needs.

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

     Ease of Use. We have designed our systems so that users can install and operate them with minimal training and setup. Our systems are easy to use and offer our customers a wide range of readily accessible pre-designed test configurations. These tests include industry standard and application-specific tests. Users can easily configure and operate our systems to generate and analyze data traffic over any combination of interface cards or ports through our graphical user interface that features a familiar Microsoft Windows point-and-click environment. Our systems also support the commonly used Tool Command Language (Tcl) for programming, which allows users to create custom and automated testing applications tailored to meet their specific requirements.

Strategy

     Our objective is to be the industry leader in multi-port traffic generation and performance analysis systems for the high-speed data communications market, including the Internet infrastructure and local, metropolitan and wide area networks. Key elements of our strategy to achieve this objective include the following:

     Continue to Expand Our Addressable Markets. We plan to further expand our addressable markets into areas of network growth, such as content-aware routing and switching, secure virtual private networks, networks that carry voice over IP, and next-generation SONET networks. We believe that we can leverage our core competencies in high-speed transmission protocols into leadership positions as these markets expand and mature.

     Maintain Focus on Technology Leadership. We intend to continue to focus on research and development in order to maintain our technology leadership position and to offer performance analysis systems that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as the Internet Engineering Task Force and to continue our active involvement in industry forums such as the Metro Ethernet Forum. We also plan to continue to work closely with customers who are developing emerging network technologies, including Cisco Systems, Hewlett Packard, and Intel, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers’ needs as they evolve.

     Expand and Further Penetrate Customer Base. We plan to strengthen and further penetrate our existing customer relationships, particularly those with network equipment manufacturers and network users, and to pursue sales to new customers. For example, Microsoft and Morgan Stanley currently use our systems to verify the performance and reliability of network equipment before deployment in their networks. We believe we have the potential to increase sales to network users as they focus on optimizing their networks for use with their unique applications, as well as maximizing their return on investment from existing networks by utilizing our Real World Traffic suite of network application verification products. We plan to strengthen our customer relationships and to expand our customer base by:

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

     Perform Key Technology Acquisitions. We plan to continue our strategy of acquiring key technologies that expand our product offering, address customer needs, and fill gaps in our evolving product portfolio. Any such acquisitions may be made in the form of partnering with industry leaders, acquiring assets associated with product lines, or merging with or acquiring other companies. In 2003 we acquired the assets of the Chariot application emulation testing product line from NetIQ. In February 2004 we acquired all of the outstanding capital stock of G3 Nova Technology which develops and sells Voice over IP test tools.

     Expand International Market Presence. We plan to pursue sales in key international markets, including Europe and the Asia Pacific region. In order to pursue sales in these markets, we intend to continue to develop and expand our relationships with key customers and distributors. In 2003, we expanded our presence in Japan through our Japanese subsidiary in Tokyo, Japan promotes and sells our products in Japan. Additionally, we expanded our sales and support team in China.

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

     The operator can utilize our analysis systems in either test labs or within networks. Our systems are operated through standard computer peripheral devices. These devices include a monitor, keyboard and mouse. The operator of our systems establishes test parameters for the performance analysis by inputting data using the keyboard and mouse. The operator observes the results of the performance analysis using the monitor and may log results to files for post-analysis or archival.

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

     Our highest port density chassis, the Optixia, can be configured with Gigabit Ethernet interface cards and can be similarly linked together and time-synchronized with other chassis. The Optixia is a 19-inch rack-mountable 10-slot chassis which can support up to 240 ports of 10/100/1000 megabits per second Ethernet.

     We also offer the IXIA 100 and Ixia 250 chassis. The IXIA 100 chassis features an integrated global positioning system (GPS) receiver that provides a precise time stamp for each packet that it generates. Internet service providers are able to deploy IXIA 100 chassis in multiple geographic locations in their networks and to synchronize all of the chassis by utilizing the GPS-provided time stamp. By doing so, they are able to accurately validate network performance and measure the quality of service parameters specified in service level agreements with their customers. The Ixia 250 is an integrated system offering complete laptop computer functionality, including an integrated keyboard, mouse and monitor, with slots to accommodate up to two of our interface cards and an additional built-in 10/100/1000 megabits per second Ethernet test port.

Interface Cards

     Each one of our interface cards contains from one to eight independent traffic generation and analysis ports. These ports operate at wire speed, the maximum rate that data traffic can be transmitted over the network. Each port on each interface card has a unique transmit stream engine that is used to generate either packets of information or pseudo random bit streams, and a real-time receive analysis engine capable of analyzing the packets or bit streams as they are being received. The transmit stream engine generates millions of Internet protocol data packets or continuous test sequences at wire speed that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. When bit streams have been generated, the analysis engine measures the bit error rate of test sequences. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Each of our current generation interface cards also includes a microprocessor per port to generate and analyze sophisticated routing protocols, such as BGP and OSPF, as well as application traffic such as TCP/IP, HTTP and SSL.

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

Interface Cards

			Number of Ports per
Our Product Names	Physical Interface Type	Transmission Speed	Interface Card
10 Gigabit Ethernet
10GBASE-R (LAN)	Optical	10.3 Gbps	1
10GBASE-W (WAN)	Optical	9.953 Gbps	1
XENPAK(with modular fiber-type transceivers)	Optical	10.3 Gbps	1
XFP (with moduler fiber-type transceivers)	Optical	10.3 Gbps	1
X2 (with moduler fiber-type transceivers)	Optical	10.3 Gbps	1
XPAK (with moduler fiber-type transceivers)	Optical	10.3 Gbps	1
XAUI	Electrical	12.5 Gbps	1
Gigabit Ethernet
1000SFPS4 (with modular fiber-type transceivers)	Optical	1.25 Gbps	4
1000TXS4	Electrical	10/100/1000 Mbps	4
Ethernet and Fast Ethernet
100TXS8	Electrical	10/100 Mbps	8
Packet over SONET/SDH
OC-12c/3c	Optical	622/155 Mbps	2
OC-48c	Optical	2.488 Gbps	1
OC-192c	Optical	9.953 Gbps	1
Asynchronous Transfer Mode
OC-12c/3c	Optical	622/155 Mbps	2
Bit Error Rate Testing
OC-48c	Optical	2.488 Gbps	1
OC-192c	Optical	9.953 Gbps	1
Multi-Rate BERT	Optical	2.488 Gbps / 2 Gbps /
		1.25 Gbps / 1 Gbps /
		622 Mbps / 155 Mbps	8
40GBERT	Electrical	39.8 - 43.2 Gbps	1

System Management Software

     Our systems are managed through graphical user interfaces which consist of two proprietary applications and the commonly used Tool Command Language (Tcl) programming environment. Our graphical user interfaces allow users to configure our chassis and interface cards in order to generate and analyze traffic. In addition, our graphical user interfaces allow our users to execute a variety of industry standard and application-specific tests provided by Ixia. Tcl allows users to create custom and automated test applications tailored to meet their specific requirements.

Application Specific Test Suites

     We have a large suite of software applications that measure equipment and network performance, including throughput, latency, loss, jitter, integrity checking and sequence checking. These measurements enable network equipment manufacturers, network users and Internet and network service providers to evaluate the performance of their equipment before the equipment is deployed in a network. These performance measurements also allow network users and Internet and network service providers to validate network performance and to verify that the requirements of service level agreements, or SLAs, are being met. Our application-specific test suites include the following:

     Internet Backbone Router Tester. Our Internet Backbone Router Tester offers a complete system for validation of advanced routers that direct data traffic throughout the Internet and are being deployed by Internet service providers. It provides the ability to generate and receive data traffic at wire speed. The Internet Backbone Router Tester provides an integrated mix of ATM, Packet over SONET, 10 Gigabit Ethernet, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces. Utilizing routing protocol emulation software based on IP version 4 and IP version 6 RIP, IS-IS, OSPF, and BGP-4, as well as MPLS, LDP, RSVP-TE, Layer 2 VPNs, VPLS, and Layer 3 VPNs, all standard industry routing protocols, our tester can simulate the data traffic of millions of users to automatically configure the routing table within a single router or within a network of routers. Our system thereby provides performance and reliability testing of the router or network of routers in realistic conditions.

     Benchmarking Methodology for Network Interconnect Devices (RFC-2544) Test Suite. Our RFC-2544 Test Suite offers the complete benchmarking validation tests defined by the Internet Engineering Task Force’s Request for Comments 2544. These tests include throughput, latency and loss tests. These tests can be readily applied to any device or network utilizing any mix of ATM, Packet over SONET, 10 Gigabit Ethernet, Gigabit Ethernet or 10/100 megabits per second Ethernet interfaces. These tests provide the basic industry accepted benchmarking metrics to qualify a router or switch before network deployment.

     LAN Switching Devices (RFC-2889) Test Suite. Our RFC-2889 Test Suite complements our RFC-2544 Test Suite by offering a number of additional tests to qualify the behavior of switching devices for local area networks. These tests can be readily applied to any device or network utilizing any mix of 10 Gigabit Ethernet, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces.

     Quality of Service (QoS) Test Suite. Our Quality of Service, or QoS, Test Suite offers a comprehensive set of tools designed to verify how effectively a router distinguishes between different types of data traffic and then routes the traffic through the network based on those distinctions. The QoS routing technique assigns a higher priority to some traffic types and a lower priority to other traffic types, which networks to forward high priority traffic ahead of low priority traffic. This test suite supports many combinations of ATM, Packet Over SONET, 10 Gigabit Ethernet, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces.

     IP Multicast Test Suite. IP Multicast is a set of protocols that allow a single computer to distribute data traffic to multiple recipients. For example, a single web server could transmit an audio or video broadcast to millions of users simultaneously. Our IP Multicast Test Suite provides a comprehensive set of tests designed to evaluate the behavior of Internet Protocol multicast routers, switches and networks. This test suite supports ATM, Packet over SONET, 10 Gigabit Ethernet, Gigabit Ethernet and 10/100 megabits per second Ethernet interfaces.

     IxWeb Web Stress Test Suite. The IxWeb Web Stress Test Suite offers large scale traffic generation and analysis designed to verify the behavior and performance of content-aware routers, web switches and server load balancers by establishing millions of concurrent Transmission Control Protocol, or TCP, sessions, from thousands of simulated users and servers. This test suite provides metrics such as session setup rate, session tear down rate and session capacity. This test suite is supported on the current generation of our Gigabit Ethernet and 10/100 megabits per second Ethernet interface cards.

     IxANVL – Automated Network Validation Library. The IxANVL test suite validates the protocol implementations and operational robustness of networking devices by determining how well a network device’s protocol implementation adheres to the specifications of a specific protocol. This stand-alone test suite provides functional tests that follow individual statements within protocol specifications to assess conformance, as well as negative tests that check how a product handles badly formatted packets or packets sent in an order other than the specified one.

     IxChariot Product Family. The IxChariot product family offers traffic pattern analysis and decision support tools which emulate real world application data. IxChariot offers application assessment and device testing by emulating hundreds of protocols across thousands of network endpoints as well as providing the ability to predict the expected performance characteristics of application running on wired and wireless networks.

Products in Development

     We are currently developing a number of new products which we plan to introduce to the market during the first half of 2004. These new products include:

•	enhanced versions of our 10 Gigabit Ethernet interface cards supporting improved routing protocol performance and the ability to run our Real World Traffic Suite of application software;

•	an Application Load Module, consisting of eight 10/100/1000 megabit per second Ethernet ports optimized for high-performance operation when running our Real World Traffic Suite of application software;

•	a new Gigabit Ethernet interface card supporting both electrical and optical connections on each port, eliminating the need to purchase separate electrical and optical interfaces;

•	an automated test suite for Virtual Private LAN Services (VPLS) that will speed and simplify the configuration and testing of routers supporting this new protocol;

•	a new mode of operation for our OC-3/OC-12 ATM interface card enabling it to function as a Packet over SONET tester;

•	a new multicast protocol emulation for Protocol Independent Multicast, Sparse Mode, for IPv6 (PIM-SMv6);

•	a 10 Gigabit per second interface card supporting G.709 Forward Error Correction;

•	an enhancement for our OC-48 Packet over SONET interface card to enable testing of Generic Framing Procedure (GFP) in support of next-generation SONET networks; and

•	new, enhanced versions of our Real World Traffic Suite of applications, including IxChariot, IxVPN, and IxWeb.

     We may delay or cancel the introduction of these, or any other, new products to the market as a result of a number of factors, some of which are beyond our control. For more information regarding these factors, see “Business — Research and Development” on page 13 and “Risk Factors — If we are unable to successfully introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed” on page 26.

Technology

     The design of all of our systems requires a combination of sophisticated technical competencies, including design of field programmable gate arrays, or FPGAs, which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required. The design of all of our systems also requires high-speed digital hardware design, software engineering and optical and mechanical engineering. We have built an organization of professional staff with skills in all of these areas. The integration of these technical competencies enables us to design and manufacture performance analysis systems which are highly scalable to meet the needs of our customers.

     Complex Logic Design. Our systems use field programmable gate arrays that are programmed by the host personal computer and therefore can be reconfigured for different applications. Our newest products have clock frequencies, which are the timing signals that synchronize all components within our system, of up to 344 megahertz, and logic densities, which are the number of individual switching components, or gates, of more than two million gates per chip. Our customers can download new features and enhancements from our website using a web browser that runs on our system, thereby allowing rapid updates of the system. Almost all of our logic is designed in the VHDL hardware description language, which is a unique programming language tailored to the development of logic chips. This language enables the easy migration of the hardware design to application specific integrated circuits as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design, which comprises a critical portion of our intellectual property. This reusable technology allows us to reduce the time-to-market for our new and enhanced products.

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

Customers

     During the period from our incorporation in May 1997 through December 31, 2003, we shipped our systems to a total of over 750 customers, including 450 existing and new customers in 2003. No customer other than Cisco Systems accounted for more than 10% of our net revenues in 2003, 2002 or 2001. Our five largest customers collectively accounted for 40.4% of our net revenues in 2003, 48.5% of our net revenues in 2002 and 37.2% of our net revenues in 2001.

     Our customers may reduce or discontinue their purchases at any time.

     Customers who purchased more than $250,000 of our products during the year ended December 31, 2003 included:

@NetHome	F5 Networks	Motorola
Adamnet	Force10 Networks	Naval Research Labs
Adtran	Ford	NEC
Alcatel	Foundry	NetScreen Technologies
Allied Telesyn International	Fujitsu	Nextel Communications
AOL	Furukawa Electric	Nokia
AT&T	Hewlett Packard	Nortel Networks
Bell Canada	Hitachi	NTT
Broadcom	Infineon Technology	Qwest
Ciena	Intel	Riverstone Networks
Cisco Systems	ITRI/CCL	SBC Communications
Comcast	KDDI	Siemens
Digital China Networks	Lockheed Martin	Tellabs
Enterasys Networks	MCI	Telus Communications
ETRI	Microsoft	UTStarcom
Extreme Networks	Morgan Stanley

Competition

     The market for network performance measurement and analysis systems for use in the high-speed data communications industry is highly competitive, and we expect this competition to increase in the future. We currently compete with test equipment manufacturers such as Agilent Technologies, Spirent Communications and Anritsu. We also compete with a number of small companies which are focused on network performance measurement.

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

Sales, Marketing and Technical Support

     Sales. Our direct sales force and manufacturers’ representatives market and sell our systems primarily in the United States and Japan. Our distributors market and sell our systems primarily outside of the United States and Japan. Our net revenues from international product shipments were $25.3 million in 2003, $14.3 million in 2002 and $13.3 million in 2001. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives and distributors.

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

     We plan to continue to make significant investments in research and development. Our research and development expenditures were $22.0 million in 2003, $20.4 million in 2002 and $19.4 million in 2001. These expenditures included stock-based compensation expense of $1.3 million in 2003, $2.9 million in 2002 and $6.1 million in 2001.

Intellectual Property and Proprietary Rights

     Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We also expect to rely on patents to protect some of our proprietary technology. We have filed applications for a number patents in both the U.S. and Japan but cannot assure you that the patents will be issued or that the patents will be upheld if they are issued. We also cannot assure you that such patents, if issued, will be effective in protecting our proprietary technology. We have registered our Ixia name, the Ixia logo and other trademarks in the United States and have filed for registration of additional trademarks in the United States and other jurisdictions. We are also in the process of filing applications for registration of additional trademarks.

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

Employees

     As of December 31, 2003 we had 287 full-time employees. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

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

Item 2. Properties

     Our corporate headquarters are located in Calabasas, California, where currently we lease approximately 63,500 square feet of space which houses our research and development, sales and marketing, finance and administration and manufacturing operations. The lease expires in May 2008. We also lease office space for our sales offices in Santa Clara, California, North Carolina, Illinois, the United Kingdom, Japan and China. Additionally, we have a facility in Bucharest, Romania used primarily in research and development activities. We believe that our current facilities will be adequate to meet our needs for at least the next 12 months, and that we will be able to obtain additional space when and as needed on acceptable terms.

Item 3. Legal Proceedings

     From time to time, certain legal actions may arise in the ordinary course of the Company’s business. To date, such legal actions have not had a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

     Ixia’s common stock is traded on the Nasdaq National Market under the symbol “XXIA.” The following table sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq National Market for the following time periods.

	High	Low
2002
First quarter	$14.45	$6.41
Second quarter	9.49	5.82
Third quarter	7.05	4.10
Fourth quarter	4.84	2.56
2003
First quarter	$5.80	$3.85
Second quarter	6.86	4.95
Third quarter	11.50	6.92
Fourth quarter	13.40	10.15

     On March 1, 2004 the closing sales price reported for our common stock was $12.37 per share, and as of that date there were approximately 49 shareholders of record.

     We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The statement of income data set forth below for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from, and are qualified by reference to, the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited financial statements not included herein, but which were previously filed with the SEC.

	Year Ended December 31,

	2003	2002	2001	2000	1999
Consolidated Statements of Income Data (in thousands, except per share data):
Net revenues	$83,533	$67,594	$77,157	$76,044	$24,499
Cost of revenues(1)	15,761	13,310	16,610	14,825	4,944
Amortization of purchased technology	1,183	—	—	—	—

Gross profit	66,589	54,284	60,547	61,219	19,555
Operating expenses: (1)
Research and development	21,980	20,386	19,355	14,421	3,449
Sales and marketing	25,050	20,817	19,557	17,411	4,892
General and administrative	9,179	7,852	8,643	8,709	2,389
Amortization of intangible assets	1,070	941	57	—	—
Impairment of goodwill and other intangible assets	410	1,677	—	—	—

Total operating expenses	57,689	51,673	47,612	40,541	10,730

Income from operations	8,900	2,611	12,935	20,678	8,825
Interest income, net	3,062	2,743	4,035	1,552	88

Income before income taxes	11,962	5,354	16,970	22,230	8,913
Income tax expense	3,258	1,944	7,221	14,245	4,103

Net income	$8,704	$3,410	$9,749	$7,985	$4,810

Earnings per share:
Basic	$0.15	$0.06	$0.18	$0.17	$0.11
Diluted	$0.14	$0.06	$0.16	$0.15	$0.10
Weighted average number of common and common equivalent shares outstanding:
Basic	58,344	56,902	54,550	47,244	43,574
Diluted	62,227	60,609	61,977	53,777	45,970
(1) Stock-based compensation included in:
Cost of revenues	$157	$398	$729	$948	$38
Research and development	1,316	2,864	6,055	7,182	669
Sales and marketing	166	1,385	3,245	4,695	449
General and administrative	280	658	2,159	3,807	729

	$1,919	$5,305	$12,188	$16,632	$1,885

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheets Data (in thousands):
Cash and cash equivalents	$41,708	$58,865	$116,643	$96,066	$8,733
Investments in marketable securities	80,215	63,356	—	—	—
Working capital	77,531	83,125	128,206	104,025	7,500
Total assets	185,018	157,661	144,166	121,682	15,822
Total shareholders’ equity	167,054	149,167	137,821	108,051	8,610

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the years ended December 31, 2003, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K and in conjunction with the “Risk Factors” described below.

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

	Year Ended December 31,
Products	2003		2002		2001
	(in thousands, except percentages)
Ethernet interface cards	$54,758	65.6%	$43,259	64.0%	$42,332	54.9%
SONET interface cards	7,832	9.4	11,138	16.5	23,954	31.0
Software	10,548	12.6	4,496	6.6	3,733	4.8
Chassis and other products	10,395	12.4	8,701	12.9	7,138	9.3

Total	$83,533	100.0%	$67,594	100.0%	$77,157	100.0%

     Over the last two years, revenue from Ethernet interface cards has increased while revenue from SONET interface cards has decreased. Generally, Ethernet interface cards are used to test equipment that is used at edge of the Internet and in enterprise applications, where demand has been increasing over the last two years. SONET interface cards are used to test equipment that is used in core of the Internet and in telecommunications applications, where demand has weakened over the past two years. Looking forward, we expect demand for our Ethernet interface cards to remain strong and we expect demand for our SONET interface cards to remain sluggish. Over the same time period, software revenues have increased both in dollar terms and as a percentage of revenue. This increase in software revenues is the result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Software revenues should continue to increase both in dollar terms and as a percentage of revenue.

     Sales to our five largest customers collectively accounted for approximately $33.7 million, or 40.4%, of our net revenues in 2003, $32.8 million, or 48.5%, in 2002 and $28.7 million, or 37.2%, in 2001. To date, we have sold our systems primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we have sold our systems to a wide variety of customers. Through December 31, 2003, we had shipped our systems to a total of over 750 customers, including over 450 existing and new customers in 2003. To the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

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

     Cost of Revenues. Our cost of revenues consists of materials, payments to third party manufacturers, salaries and related expenses for manufacturing personnel and the warranty cost of hardware to be replaced during the one-year warranty period. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. Beginning in July 2003, cost of revenues also included royalty and amortization of purchased technology expenses in connection with the rights acquired from NetIQ Corporation related to the Chariot product (for additional information, see Note 4 to the Consolidated Financial Statements). In addition, cost of revenues includes a non-cash component related to the amortization of deferred stock-based compensation allocated to manufacturing personnel.

     Gross Margins. Excluding the effects of stock-based compensation, the gross margins of our various interface cards have generally been consistent and have exceeded the gross margins of our chassis. In general, our gross margins are primarily affected by the following factors:

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of our products sold, including the mix of software versus hardware sales;

•	new product introductions by us and by our competitors;

•	changes in our pricing policies and those of our competitors;

•	demand for our products;

•	expenses related to acquired technologies, such as royalties and amortization of intangible assets;

•	production volume; and

•	the mix of sales channels through which our products are sold.

     In the near term we anticipate gross margins as a percentage of revenue to increase slightly due to reductions of royalty expense expected in the future.

     Operating Expenses. We generally recognize our operating expenses as we incur them in three major operational categories: research and development, sales and marketing and general and administrative.

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

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses, including rent. We expect modest sequential increases in general and administrative expenses as the Company continues to grow and implement procedures and policies to comply with regulations introduced by the recently enacted Sarbanes-Oxley Act of 2002.

     Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their useful lives.

     Periodically we review goodwill and other intangible assets for impairment. An impairment charge is recorded to the extent that the carrying value exceeds the fair value.

     Deferred stock-based compensation, recorded in the shareholders’ equity section of the balance sheet, represents the difference between the deemed fair value of our common stock for accounting purposes and (1) the exercise price of the options or warrants at the date of grant or (2) the purchase price of the restricted stock. Deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period which is typically four years.

     Interest income represents interest on cash and a variety of securities, including commercial paper, money market funds and government and corporate debt securities.

     Income tax expense is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and the effect of stock option transactions.

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

     We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. We recognize revenue as discussed in the “Overview” section.

•	Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Write Down of Obsolete Inventory. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand is less favorable than as projected by management, additional inventory write-downs may be required.

•	Deferred Taxes. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance we consider estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

•	Acquisition Purchase Price Allocation. When we have acquired a business, product line or rights to a product or technology, we allocate the purchase price, including related transaction fees, to the various tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair value. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. To assist in this process, we may obtain appraisals from valuation specialists for certain intangible assets. Most of the assumptions used to determine fair value are made based on forecasted information. The useful lives of amortizable intangible assets are reviewed for reasonableness periodically by management in light of current conditions.

•	Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable definite life intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 which generally requires that we assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. To the extent that the estimated undiscounted cash flows fall below the carrying value of the intangible or other long lived assets we write down the assets to fair value. Fair value is generally determined based on discounted cash flows. We evaluate the recoverability of our goodwill in accordance with SFAS 142 which requires us to assess our goodwill annually for impairment. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the fair value.

•	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, in accordance with SFAS 5, “Accounting for Contingencies,” and we record accruals when the outcome of these matters is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances of each situation and in some instances based in part on the advice of outside legal counsel.

Results of Operations

     The following table sets forth certain statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Statement of Income Data:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues(1)	18.9	19.7	21.5
Amortization of purchased technology	1.4	0.0	0.0

Gross profit	79.7	80.3	78.5

Operating expenses: (1)
Research and development	26.3	30.2	25.1
Sales and marketing	30.0	30.8	25.3
General and administrative	11.0	11.6	11.2
Amortization of intangible assets	1.3	1.4	0.1
Impairment of goodwill and other intangible assets	0.5	2.5	0.0

Total operating expenses	69.1	76.5	61.7

Income from operations	10.6	3.8	16.8
Interest income, net	3.7	4.1	5.2

Income before income taxes	14.3	7.9	22.0
Income tax expense	3.9	2.9	9.4

Net income	10.4%	5.0%	12.6%

(1) Stock-based compensation included in:
Cost of revenues	0.2%	0.6%	0.9%
Research and development	1.6	4.2	7.9
Sales and marketing	0.2	2.0	4.2
General and administrative	0.3	1.0	2.8

	2.3%	7.8%	15.8%

Comparison of the Years Ended December 31, 2003 and 2002

     Net Revenues. In 2003, net revenues increased 23.6% to $83.5 million from the $67.6 million recorded in 2002. This increase in net revenues in 2003 was largely a result of increased sales of our Ethernet products, especially our 10/100 Mbps & Gigabit Ethernet Load Modules and growth in sales of our software products. In addition, this growth was from a combination of both existing and new customers. Sales to our five largest customers collectively accounted for approximately $33.7 million or 40.4% of our net revenues in 2003 compared to $32.8 million or 48.5% of net revenues in 2002.

     Gross Profit. Gross profit increased 22.7% to $66.6 million in 2003 from $54.3 million in 2002. Our gross profit margin decreased to 79.7% in 2003 from 80.3% in 2002. This decrease in the gross profit margin was primarily a result of royalties and amortization of purchased technology associated with certain rights acquired from NetIQ Corporation in July 2003. We will pay minimum royalties of at least $500,000 each quarter through December 31, 2004. This decrease was partially offset by an increase in sales of high margin software products and decreasing component costs during 2003 as compared to 2002.

     Research and Development Expenses. Research and development expenses increased to $22.0 million in 2003 from $20.4 million in 2002. This increase was primarily due to higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring and acquisitions and to the costs associated with the increased use of third party consultants. This increase was partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in research and development activities and decreased prototype costs as a result of the timing of the development cycle of our hardware products.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $25.1 million in 2003 from $20.8 million in 2002. This increase was primarily due to increases in the number of direct sales and marketing personnel and their associated commissions and benefits. This increase was partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in sales and marketing activities and a reduction in depreciation on demonstration and evaluation equipment used by our sales force. The reduction in depreciation was a result of fully depreciated demonstration and evaluation equipment meeting the needs of our sales force and to the timing of the introduction of new hardware products which require new capital expenditures for demonstration and evaluation equipment.

     General and Administrative Expenses. General and administrative expenses increased to $9.2 million in 2003 from $7.9 million in 2002. This increase was primarily due to increases in employee compensation, recruiting expenses, insurance and accounting expenses. This increase was partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in general and administrative activities.

     Amortization of Intangible Assets. Amortization of intangible assets increased to $1.1 million in 2003 from $941,000 in 2002. This increase was primarily due to amortization of the purchase price of certain rights acquired in July 2003 related to the Chariot product and a full year of amortization of intangible assets related to the ANVL product line that were written down in 2002. These increases were partially offset by a reduction in the amortization of the Caimis intangible assets.

     Impairment of Goodwill and Other Intangible Assets. Due to the decline in business conditions in 2002, we restructured our business and realigned resources to focus on profit contribution, high-growth markets and core opportunities. As a result, in 2002, we recorded an impairment charge of $1.7 million related to the impairment of goodwill and purchased intangible assets related to the acquisition of Caimis, Inc., measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets. In 2003, we recorded a further impairment charge of $410,000 for the remaining Caimis, Inc. intangible assets based on revised estimates of the present value of future cash flows because of a decline in potential customer interest for this product.

     Interest Income, Net. Net interest income increased to $3.1 million in 2003 from $2.7 million in 2002. This increase was primarily the result of an increase in the amount investments in marketable securities in 2003 as compared to 2002. This increase was partially offset as a result of a decline in interest rates. We incurred minimal interest expense in 2003 and 2002.

     Income Tax Expense. Income tax expense increased to $3.3 million in 2003 from $1.9 million in 2002. Income tax expense resulted in an annual effective tax rate of 27.2% in 2003 and 36.3% in 2002. The annual effective tax rate in 2003 and 2002 differs from the statutory rate primarily due to research and development tax credits and the tax benefit from the disqualifying disposition of stock options to the extent that stock-based compensation expense had previously been reflected in the our financial statements offset by nondeductible stock-based compensation charges.

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

     Research and Development Expenses. Research and development expenses increased to $20.4 million in 2002 from $19.4 million in 2001. This increase was primarily due to higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring and acquisitions and to the costs associated with the increased use of third party consultants. This increase was partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in research.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $20.8 million in 2002 from $19.6 million in 2001. This increase was primarily due to increases in the number of direct sales and marketing personnel and depreciation on demonstration and evaluation equipment used by our sales force. This increase was partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in sales and marketing activities.

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

     Impairment of Goodwill and Other Intangible Assets. Due to the decline in business conditions in 2002, we restructured our business and realigned resources to focus on profit contribution, high-growth markets and core opportunities. As a result, we recorded an impairment charge of $1.7 million related to the impairment of goodwill and purchased intangible assets related to the acquisitions of Caimis, Inc., measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets.

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

Liquidity and Capital Resources

     As of December 31, 2003 we had cash and cash equivalents of $41.7 million, compared to $58.9 million as of December 31, 2002. Our cash, cash equivalents and short and long term investments when viewed as a whole, totaled $121.9 million as of December 31, 2003 compared to $122.2 million as of December 31, 2002.

     Net cash provided by operating activities was $17.7 million in 2003, $14.2 million in 2002 and $26.1 million in 2001. Net cash generated from operations in 2003, 2002 and 2001 was primarily provided by net income adjusted for significant non-cash expenses and changes in working capital requirements.

     Cash used in investing activities was $39.7 million in 2003, $73.4 million in 2002 and $8.1 million in 2001. Cash used in investing activities in 2003 consisted of $16.9 million for the net purchase of investment securities, $18.2 million in connection with rights acquired from NetIQ associated with the Chariot product in July 2003 and $4.2 million related to the purchase of property and equipment. Cash used in investing activities in 2002 consisted of approximately $63.4 million for the net purchase of investment securities, $5.2 million in connection with the acquisition in February 2002 of the assets of the ANVL (Automated Network Validation Library) product line from Empirix, Inc. and $4.7 million related to the purchase of property and equipment. Cash used in investing activities in 2001 consisted of approximately $2.0 million in connection with the acquisition in November 2001 of the outstanding capital stock of Caimis, Inc. and $6.1 million of capital expenditures for property and equipment. In February 2004, we paid $5.5 million in cash in connections with the purchase of all of the outstanding capital stock of G3 Nova Technology. In addition, a contingent payment of up to $2.5 million may be paid based upon sales of G3 Nova products in 2004 and 2005.

     Financing activities provided net cash of $4.8 million in 2003, $1.4 million in 2002 and $2.6 million in 2001. Financing activities in 2003 and 2002 consisted exclusively of proceeds from the exercise of stock options. Financing activities in 2001 consisted of proceeds from the exercise of stock options and of proceeds from the payment of related party notes receivables.

     We believe that our existing balances of cash and cash equivalents and cash flow expected to be generated from our operations will be sufficient to meet our cash needs for at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time, however, financing may not be available on favorable terms, if at all. Our capital requirements will depend on many factors, including the growth rate of our net revenues, our profitability, our capital expenditures, acquisition of key technology, working capital requirements, the timing and extent of spending to support product development efforts and the expansion of our sales, marketing and technical support efforts.

Financial Commitments

     Our financial commitments at December 31, 2003 are as follows (in thousands):

     Contractual Obligations

		Year Ending December 31,

	Total	2004	2005	2006	2007	2008
Operating leases	$7,737	$1,875	$1,754	$1,695	$1,697	$716
Minimum royalty payments	2,000	2,000	—	—	—	—

Total	$9,737	$3,875	$1,754	$1,695	$1,697	$716

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

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that certain guarantees be recognized as liabilities at fair value at their inception date and requires certain disclosures by the guarantor in its financial statements about its obligations. The provisions of FIN 45, which were effective for qualifying guarantees entered into or modified after December 31, 2002, did not have a material impact on the Company’s financial statements. The disclosure requirements were effective for the quarter ended March 31, 2003.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company continues to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company started making the disclosures required by SFAS 148 in the consolidated financial statements for the year ended December 31, 2002. Accordingly, adoption of SFAS 148 does not impact the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact the Company’s financial position, cash flows or results of operations.

     In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in December 2003 did not impact the Company’s financial position, cash flows or results of operations.

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

Our quarterly and annual operating results may fluctuate significantly as a result of new product introductions and other factors which could cause our stock price to decline significantly

     Our quarterly and annual operating results have fluctuated and may fluctuate significantly due to a variety of factors, most of which are outside of our control. Some of the factors that could cause our quarterly and annual operating results to fluctuate include the other risks discussed in this “Risk Factors” section.

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

We depend on sales of a narrow range of products and if customers do not purchase our products, our revenues and results of operations would be significantly harmed

     Our business and products are concentrated in the market for systems that analyze and measure the performance of network equipment and systems. This market is in an evolving market and there is uncertainty regarding its size and scope. Our performance will depend on increased sales of our existing systems and the successful development, introduction and market acceptance of new and enhanced products. We cannot assure you that we will be successful in increasing these sales or in developing and introducing new products. Our failure to do so would significantly harm our revenues and results of operations.

Competition in our market could significantly harm our results of operations

     The market for our products is highly competitive. We face competition primarily from test equipment manufacturers such as Agilent Technologies, Spirent Communications and Anritsu. We also compete with a number of small companies which are focused on network performance analysis and measurement. Additionally, some of our network equipment manufacturer customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has always accounted for a significant portion of our net revenues, we cannot assure you that it will continue to do so.

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

If we do not diversify our customer base, we may not be able to grow our business or increase our profitability

     Our growth depends in part on our ability to diversify our customer base by increasing sales to enterprise network users, Internet and network service providers and communications chip manufacturers. To effectively compete for the business of these customers, we must develop new products and enhancements to existing products and expand our sales, marketing and customer support capabilities, which will result in increases in operating costs. If we cannot offset these increases in costs with an increase in our revenues, our net income and our stock price may fall. Some of our existing and potential competitors have existing relationships with many Internet and network service providers, communications chip manufacturers and network users. We cannot assure you that we will be successful in increasing our sales presence in these markets. Any failure by us to increase sales in these markets would adversely affect our growth.

Because we depend on a limited number of network equipment manufacturers for a majority of our revenues, any cancellation, reduction or delay in purchases by these customers could significantly harm our revenues and results of operations

     Historically, a small number of network equipment manufacturing customers has accounted for a significant portion of our net revenues. Sales to our five largest customers represented 40.4% of our net revenues in 2003,

48.5% of our net revenues in 2002 and 37.2% our net revenues in 2001. Sales to Cisco Systems, our largest customer, accounted for 29.1% of our net revenues in 2003, 34.2% of our net revenues in 2002 and 24.4% of our net revenues in 2001. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.

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

Our business may be adversely affected by unfavorable general economic and market conditions

     Our business is subject to the effects of general economic conditions in the United States and globally and, in particular, market conditions in the communications and networking industries. Especially, during 2002 and 2001, our operating results were adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to network equipment manufacturers in North America were significantly and adversely affected during fiscal years 2002 and 2001. If there is a slowdown in the global economy and market condition, we may experience material adverse impacts on our business, operating results and financial condition.

Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results

     Despite our implementation of network security measures, our network is vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruption to the economy and create further uncertainties. Similarly, events such as the recent blackout in the eastern United States could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

Some of our customers may not have the resources to pay for our products or to order our products as a result of unfavorable economic conditions

     With an economic slowdown, some of our customers may experience, serious cash flow problems, and may find it difficult to obtain financing on attractive terms, if at all. As a result, some of these customers may not be able to pay, or may delay payment for, the amounts that they owe us. Furthermore, they may not order as many products from us as originally forecasted or any products at all. The inability of our customers to pay us or to timely pay us for our products will adversely affect our cash flow and the timing of our revenue recognition and harm our results of operation. The failure of our customers to order product will also result in decreased revenues. In addition, customer bankruptcies could cause us to incur financial losses. In 2003, three customers filed complaints against us in United States bankruptcy courts in connection with alleged preferential payments to us prior to their bankruptcy filings. Two of the complaints have been settled and the third is expected to be resolved without materially affecting our results of operations.

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

Acquisitions undertaken and any that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results

     Acquisitions are inherently risky and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We expect to continue to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. While we have no current agreements, we may acquire additional businesses, products or technologies in the future. If we make any further acquisitions, we could issue stock that would dilute existing shareholders’ percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses and technologies. Acquisitions involve numerous risks, including the following:

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

     Impairment charges of $1.7 million in 2002 and $410,000 in 2003 relating to the October 2001 acquisition of Caimis, Inc. Charges recorded in 2002 resulted from the decline in business conditions in 2002 and our restructuring of our resources to focus on other higher-growth opportunities. In 2003, the continued lack of customer interest in these products resulted in the write-off of the remaining Caimis investment. We cannot assure you that we would be successful in overcoming problems in connection with our past or future acquisitions, and our inability to do so could significantly harm our assets acquired in such acquisitions, revenues and results of operations.

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

If we are unable to expand our international sales and distribution channels or manage them effectively, our results of operations would be harmed

     Historically, a significant portion of our sales have been made to customers in the United States. Sales in the United States accounted for 69.7% of our net revenues in 2003, 78.8% of our net revenues in 2002 and 82.8% of our net revenues in 2001. In the past, we have depended on distributors for the substantial majority of our international sales. In 2002, two of our distributors entered bankruptcy and were therefore terminated as distributors of our products. These terminations and additional future losses of one or more of our international distributors or their failure to sell our products would limit our ability to sustain and grow our revenues in international markets. In October 2002, we established a Japanese subsidiary in Tokyo, Japan. We intend to expand into additional international markets, including in Europe and in the Asia Pacific region, by adding distributors and international sales and support personnel. Our failure in these efforts could significantly harm our results of operations and decrease the value of our stock. We only have limited international sales experience and believe that the growth of our sales outside of the United States will be subject to a number of additional risks and uncertainties, including:

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

     Our international sales, with the exception of Japan, currently are largely denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could increase the real cost of our products to our customers in international markets.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations

     A change in accounting policies can have a significant effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our reported financial results, which could have an adverse effect on our stock price.

     In particular, if we are required to record compensation expense associated with stock option grants on our income statement, our profitability will be reduced significantly. The current methodology for expensing such stock options is based on, among other things, the historical volatility of the underlying stock. Our stock price has been historically volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options would negatively impact our profitability and may adversely impact our stock price. In addition, the adoption of such a standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit and retain employees.

     Additionally, the recently enacted Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry and may adversely impact our stock price.

Some key components in our products come from sole or limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products

     We and our contract manufacturers currently purchase a number of key components used to manufacture our products from sole or limited sources of supply for which alternative sources may not be available. From time to time, we have experienced shortages of key components, including chips, oscillators and optical modules. We and our contract manufacturers have no guaranteed or long-term supply arrangements for these or other components, including field programmable gate arrays, or FPGAs, which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required. Financial or other difficulties faced by our suppliers or significant changes in market demand for necessary components could limit the availability to us and our contract manufacturers of these components. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales.

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

The loss of any of our key personnel could significantly harm our results of operations and competitive position

     Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing and sales employees. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Failure to retain key personnel could significantly harm our results of operations and competitive position.

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

Provisions of our articles of incorporation, bylaws and an agreement with our principal shareholder may make it difficult for a third party to acquire us, despite the possible benefits to our shareholders

     Our board of directors has the authority to issue up to one million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, some provisions of our articles of incorporation and bylaws could delay or make more difficult a merger, tender offer or proxy contest involving us.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We have the positive intent and ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 100 percent from the levels as of December 31, 2003, the decline in the fair market value of the portfolio would not be material to our financial position, results of operations or cash flows.

Exchange Rate Sensitivity

     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales and service operations outside of the United States, we do have some transactions that are denominated in foreign currencies, primarily the Japanese Yen and British Pound. As a result, our financial results could be affected by changes in foreign currency exchange rates. We have not engaged in foreign currency hedging to date, but we may do so in the future to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

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

Item 9A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-14 promulgated by the SEC under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

     (b) Changes in Internal Controls over Financial Reporting

     There was no change in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2004, which information appears under the captions entitled “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed with the Commission within 120 days after the date of our last fiscal year-end which was December 31, 2003.

     The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2004, which information appears under the captions “Election of Directors — Compensation of Directors,” “Executive Compensation and Other Information,” “Board of Directors and Compensation Committee Reports on Executive Compensation” and “Performance Graph.” The Proxy Statement will be filed with the Commission within 120 days after the date of our last fiscal year-end which was December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2004, which information appears under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information.” The Proxy Statement will be filed with the Commission within 120 days after the date of our last fiscal year-end which was December 31, 2003.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2004, which information appears under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2003.

Item 14. Principal Accounting Fees and Services

     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 13, 2004, which information appears under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2003.

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

(3)	Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended(1)

3.2	Bylaws, as amended(2)

10.1*	1997 Stock Option Plan, as amended(3)

10.1.1*	Amendment No. 4, dated September 1, 2000, to 1997 Stock Option Plan(4)

10.1.2*	Amendment No. 5, dated March 22, 2001, to 1997 Stock Option Plan(5)

10.1.3*	Amendment No. 6, dated March 18, 2003, to 1997 Stock Option Plan(6)

10.2*	Director Stock Option Plan(7)

10.3*	Employee Stock Purchase Plan(8)

10.3.1*	Amendment No. 1, dated May 9, 2003, to Ixia Employee Stock Purchase Plan(9)

10.4*	Officer Severance Plan(10)

10.5*	Form of Indemnity Agreement between Ixia and its directors and executive officers(11)

10.6	Office Lease Agreement dated November 5, 1999 between Malibu Canyon Office Partners, LLC and Ixia, First Amendment to Office Lease dated as of March 22, 2000 and Second Amendment to Office Lease dated May 8, 2003(12)

10.7*	Warrants dated August 2, 2000 to Purchase 80,000 Shares of Common Stock issued to Robert W. Bass(13)

10.8	Registration Rights and Stock Transfer Restriction Agreement dated as of September 1, 2000 among Ixia, Technology Capital Group S.A. and Stéphane Ratel(14)

10.9	Promissory Note dated July 7, 2000, in the principal amount of $78,433.33 issued by Mark MacWhirter in favor of Ixia(15)

10.10*	Employment offer letter agreement dated October 27, 2001 between Ixia and David Anderson(16)

10.11*	Employment offer letter agreement dated as of February 27, 2003 between Ixia and Robert W. Bass(17)

10.12*	Employment Offer Letter Agreement, effective July 30, 2003, between Ixia and Alan Amrod(18)

10.13	License, Distribution and Option Agreement, dated July 7, 2003, between NetIQ Corporation and Ixia(19)

14.1	Code of Ethics for Chief Executive and Senior Financial Officers

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit No. 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(2)	Incorporated by reference to Exhibit No. 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(3)	Incorporated by reference to Exhibit No. 10.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(4)	Incorporated by reference to Exhibit No. 10.1.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(5)	Incorporated by reference to Exhibit No. 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-66382) filed with the Commission on July 31, 2001.

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107818) filed with the commission on August 8, 2003.

(7)	Incorporated by reference to Exhibit No. 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(8)	Incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(9)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107818) filed with the Commission on August 8, 2003.

(10)	Incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(11)	Incorporated by reference to Exhibit No. 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(12)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(13)	Incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(14)	Incorporated by reference to Exhibit No. 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(15)	Incorporated by reference to Exhibit No. 10.18 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(16)	Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2001.

(17)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2002.

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended September 30, 2003.

(19)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended September 30, 2003.

(b)	Reports on Form 8-K

Ixia filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 16, 2003 with respect to its issuance of a press release announcing Ixia’s financial results for the fiscal quarter ended September 30, 2003 (furnished under Items 7 and 12 of Form 8-K).

(c)	Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

(d)	Financial Statement Schedules

See the Schedule under Item 15(a)(2) of this Annual Report on Form 10-K.

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors and Shareholders of Ixia:

Our audits of the consolidated financial statements of Ixia and its subsidiaries referred to in our report dated January 28, 2004, except for the subsequent event described in Note 12 to the financial statements, as to which the date is February 20, 2004, included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
January 28, 2004

IXIA
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Balance at	Charged to	Reversals to		Balance at
	beginning	cost and	cost and		end of
Description	of period	expenses	expenses	Deductions	Period
Allowance for doubtful accounts
2003	$161	$300	$—	$(51)	$410
2002	467	200	(100)	(406)	161
2001	260	409	(100)	(102)	467

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2004	IXIA

/s/ Errol Ginsberg

Errol Ginsberg
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Errol Ginsberg Errol Ginsberg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004
/s/ Thomas B. Miller Thomas B. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004
/s/ Jean-Claude Asscher Jean-Claude Asscher	Chairman of the Board	March 11, 2004
/s/ Howard Oringer Howard Oringer	Director	March 11, 2004
/s/ Jon F. Rager Jon F. Rager	Director	March 11, 2004
/s/ Massoud Entekhabi Massoud Entekhabi	Director	March 11, 2004

IXIA

Report of Independent Auditors

To the Board of Directors and Shareholders of Ixia:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for long-lived assets, goodwill and other intangible assets as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
January 28, 2004, except for the subsequent event described in Note 12, as to which the date is February 20, 2004

IXIA
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$41,708	$58,865
Short-term investments in marketable securities	22,143	12,050
Accounts receivable, net	17,121	9,351
Inventories	5,585	5,121
Deferred income taxes	4,760	4,150
Income taxes receivable	2,011	—
Prepaid expenses and other current assets	2,167	2,082

Total current assets	95,495	91,619
Investments in marketable securities	58,072	51,306
Property and equipment, net	6,907	7,003
Deferred income taxes	2,381	1,553
Goodwill	1,592	1,592
Intangible assets, net	19,960	4,030
Other assets	611	558

Total assets	$185,018	$157,661

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$806	$960
Accrued expenses	8,825	4,049
Deferred revenue	5,436	1,958
Income taxes payable	2,897	1,527

Total liabilities	17,964	8,494
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2003 and December 31, 2002, respectively, 59,642 and 57,595 shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	84,048	79,206
Additional paid-in capital	48,710	47,045
Deferred stock-based compensation	(419)	(3,036)
Accumulated other comprehensive income	59	—
Retained earnings	34,656	25,952

Total shareholders’ equity	167,054	149,167

Total liabilities and shareholders’ equity	$185,018	$157,661

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net revenues	$83,533	$67,594	$77,157
Cost of revenues(1)	15,761	13,310	16,610
Amortization of purchased technology	1,183	—	—

Gross profit	66,589	54,284	60,547
Operating expenses:(1)
Research and development	21,980	20,386	19,355
Sales and marketing	25,050	20,817	19,557
General and administrative	9,179	7,852	8,643
Amortization of intangible assets	1,070	941	57
Impairment of goodwill and other intangible assets	410	1,677	—

Total operating expenses	57,689	51,673	47,612

Income from operations	8,900	2,611	12,935
Interest income, net	3,062	2,743	4,035

Income before income taxes	11,962	5,354	16,970
Income tax expense	3,258	1,944	7,221

Net income	$8,704	$3,410	$9,749

Earnings per share:
Basic	$0.15	$0.06	$0.18
Diluted	$0.14	$0.06	$0.16
Weighted average number of common and common equivalent shares outstanding:
Basic	58,344	56,902	54,550
Diluted	62,227	60,609	61,977

(1)Stock-based compensation included in:
Cost of revenues	$157	$398	$729
Research and development	1,316	2,864	6,055
Sales and marketing	166	1,385	3,245
General and administrative	280	658	2,159

	$1,919	$5,305	$12,188

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

					Notes	Accumulated
	Common Stock		Additional	Deferred	Receivable	Other
			Paid-In	Stock-based	From	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Shareholders	Income	Earnings	Total
Balance as of December 31, 2000	53,883	$75,454	$44,007	$(23,941)	$(262)	$—	$12,793	$108,051
Net income							9,749	9,749
Exercise of stock options and employee stock purchase plan options	1,927	2,310						2,310
Deferred stock-based compensation			(858)	858				—
Amortization of deferred stock-based compensation				12,787				12,787
Forfeiture of stock options			(1,477)	878				(599)
Stock option tax benefit			5,261					5,261
Repayment of note receivables					270			270
Interest receivable from shareholders					(8)			(8)

Balance as of December 31, 2001	55,810	77,764	46,933	(9,418)	—	—	22,542	137,821
Net income							3,410	3,410
Exercise of stock options and employee stock purchase plan options	1,785	1,442						1,442
Deferred stock-based compensation			(127)	127				—
Amortization of deferred stock-based compensation				5,840				5,840
Forfeiture of stock options			(950)	415				(535)
Stock option tax benefit			1,189					1,189

Balance as of December 31, 2002	57,595	79,206	47,045	(3,036)	—	—	25,952	149,167
Net income							8,704	8,704
Cumulative translation adjustment						59		59

Comprehensive income								8,763

Exercise of stock options and employee stock purchase plan options	2,047	4,842						4,842
Amortization of deferred stock-based compensation				2,414				2,414
Forfeiture of stock options			(698)	203				(495)
Stock option tax benefit			2,363					2,363

Balance as of December 31, 2003	59,642	$84,048	$48,710	$(419)	$—	$59	$34,656	$167,054

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$8,704	$3,410	$9,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,388	4,525	2,858
Amortization of intangible assets	2,255	945	57
Allowance for doubtful accounts	249	(306)	207
Stock-based compensation	1,919	5,305	12,188
Interest receivable from shareholders	—	—	(8)
Deferred income tax	(1,438)	(2,132)	(246)
Impairment of goodwill and other intangible assets	410	1,677	—
Changes in operating assets and liabilities:
Accounts receivable	(8,019)	(1,511)	4,167
Inventories	(464)	(1,805)	2,273
Income taxes receivable	(2,011)	3,262	2,663
Prepaid expenses and other current assets	(85)	(1,142)	(125)
Other assets	(53)	(351)	5
Accounts payable	(154)	(522)	(3,339)
Accrued expenses	4,776	732	(2,340)
Deferred revenue	3,478	83	(25)
Income taxes payable	3,733	2,052	(2,029)

Net cash provided by operating activities	17,688	14,222	26,055

Cash flows from investing activities:
Purchases of property and equipment	(4,233)	(4,712)	(6,068)
Purchases of investments	(53,505)	(89,996)	—
Proceeds from redemption and maturity of investments	36,646	26,640	—
Purchase of technology and other intangible assets	(457)	(217)	—
Payments in connection with acquisitions	(18,138)	(5,157)	(1,990)

Net cash used in investing activities	(39,687)	(73,442)	(8,058)

Cash flows from financing activities:
Exercise of stock options and employee stock purchase plan options	4,842	1,442	2,310
Proceeds from related-party notes receivable	—	—	270

Net cash provided by financing activities	4,842	1,442	2,580

Net increase (decrease) in cash and cash equivalents	(17,157)	(57,778)	20,577
Cash and cash equivalents at beginning of year	58,865	116,643	96,066

Cash and cash equivalents at end of year	$41,708	$58,865	$116,643

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,991	$450	$7,895

The accompanying notes are an integral part of these consolidated financial statements

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business and Summary of Significant Accounting Policies

     Business

     Ixia (the “Company”) was incorporated on May 27, 1997, as a California corporation. In October 2000, the Company became a public company upon successful completion of its initial public offering. The Company designs and markets high-speed, multi-port network performance analysis systems that generate and analyze data traffic over optical and electrical networks.

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

     Amortization of Intangible Assets and Goodwill Impairment

     The Company applies Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” to purchased intangible assets, which are carried at cost less accumulated amortization. Amortization of purchased technology is computed using the greater of (a) the ratio of current revenues to the total

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life. Amortization of other intangible assets is computed using the straight-line method over the economic lives of the respective assets. Goodwill is carried at cost and is tested for impairment annually or whenever events or circumstances occur indicating that goodwill might be impaired. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the fair value.

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

     Product Warranty Costs

     The Company generally warrants its products for up to one year after sale and provides for estimated future warranty costs at the time revenue is recognized. Accrued product warranty costs are included as a component of accrued expenses on the accompanying balance sheets and are not material.

     Revenue Recognition

     The Company’s revenues consist primarily of hardware and software product sales. In some instances the Company’s software products are installed and run on other companies’ hardware. At other times, software products are installed on the Company’s hardware products and are an integral part of the functionality of the hardware. As such, the Company applies the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.”

     The Company’s products are fully functional at the time of shipment and do not require significant production, modification or customization. As such, revenue from product sales is recognized upon shipment provided that (1) a purchase order has been received or a contract has been executed; (2) title has transferred; (3) the fee is fixed and determinable; and (4) collectibility is deemed probable. Revenue associated with multiple-element arrangements (products and post-contract customer support (“PCS”)), is allocated to each element based on vendor-specific objective evidence of fair value. Revenue related to future PCS is initially deferred and subsequently recognized ratably over the term of the service period. Extended warranty and other service revenues are recognized ratably over the respective service periods.

     Research and Development

     Costs related to research and development of products primarily consist of salaries and related personnel expenses, consulting expenses, prototype expense and the depreciation of our systems used internally for product development. Costs related to research and development are expensed as incurred. Costs incurred to establish the technological feasibility of a software product are considered research and development costs and are expensed as incurred. Once technological feasibility is established, all development costs incurred until general product release are subject to capitalization. To date, the establishment of technological feasibility of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any development costs.

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

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Advertising

     Advertising costs are expensed as incurred. Advertising costs were $867,000, $601,000 and $876,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Stock-Based Compensation

     At December 31, 2003, the Company has three stock-based employee and director compensation plans which are described more fully in Note 8. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price. The Company accounts for stock based awards issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees.”

     The Company calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected life (in years)	4	5	4
Risk-free interest rates	3%	3%	4%
Dividend yield	0%	0%	0%
Expected volatility	108%	110%	95%

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

	Year Ended December 31,
	2003	2002	2001
Stock-based compensation:
As reported	$1,919	$5,305	$12,188
Additional stock-based compensation expense, net of taxes, determined under the fair value method	10,034	12,593	8,341

Pro forma	$11,953	$17,898	$20,529

Net income (loss):
As reported	$8,704	$3,410	$9,749
Additional stock-based compensation expense, net of taxes, determined under the fair value method	10,034	12,593	8,341

Pro forma	$(1,330)	$(9,183)	$1,408

Basic net income (loss) per share:
As reported	$0.15	$0.06	$0.18
Pro forma	$(0.02)	$(0.16)	$0.03
Diluted net income (loss) per share:
As reported	$0.14	$0.06	$0.16
Pro forma	$(0.02)	$(0.16)	$0.02

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

     Earnings Per Share

     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options.

     Foreign Currency Translation

     Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, adjustments from the remeasurement of the local currency to the U.S. dollar are recorded in other income, net.

     Comprehensive Income

     The Company has adopted the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.

     Segments

     The Company has adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable business segments as of, and for the years ended, December 31, 2003, 2002 and 2001.

     Reclassifications

     Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that certain guarantees be recognized as liabilities at fair value at their inception date and requires certain disclosures by the guarantor in its financial statements about its obligations. The provisions of FIN 45, which were effective for

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

qualifying guarantees entered into or modified after December 31, 2002, did not have a material impact on the Company’s financial statements. The disclosure requirements were effective for the quarter ended March 31, 2003.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company continues to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company started making the disclosures required by SFAS 148 in the consolidated financial statements for the year ended December 31, 2002. Accordingly, adoption of SFAS 148 does not impact the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

     In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in December 2003 did not impact the Company’s financial position, cash flows or results of operations.

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

     For the years ended December 31, 2003, 2002 and 2001, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Year Ended December 31,
	2003	2002	2001
Amount of net revenues	$24,316	$23,115	$18,799
As a percentage of total net revenues	29%	34%	24%

     As of December 31, 2003 and 2002 the Company had receivable balances from the customer approximating 20% and 19%, of total accounts receivable, respectively.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     International Revenues

     Net revenues from international product shipments were $25.3 million in 2003, $14.3 million in 2002 and $13.3 million in 2001.

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

3. Selected Balance Sheet Data (in thousands)

     Accounts Receivable, Net

     Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2003	2002
Trade accounts receivable	$17,531	$9,512
Allowance for doubtful accounts	(410)	(161)

	$17,121	$9,351

     Investments

     The Company’s investments as of December 31, 2003 and 2002 consisted of held-to-maturity U.S. government debt and corporate debt securities. Held-to-maturity securities are carried at amortized cost. Amortization of the purchase discounts and premiums is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in results of operations. Realized gains and losses are calculated using the specific identification method and were not material to the Company’s results of operations in any period presented.

     Investments as of December 31, 2003 consisted of the following:

	Carrying	Fair
	Value	Value
Held-to-maturity investments:
Maturities within one year:
Corporate debt securities	$22,143	$22,311

	22,143	22,311

Maturities after one year through three years:
U.S. government debt securities	22,946	22,991
Corporate debt securities	35,126	35,740

	58,072	58,731

Total investments	$80,215	$81,042

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Investments as of December 31, 2002 consisted of the following:

	Carrying	Fair
	Value	Value
Held-to-maturity investments:
Maturities within one year:
U.S. government debt securities	$9,047	$9,074
Corporate debt securities	3,003	3,001

	12,050	12,075

Maturities after one year through three years:
U.S. government debt securities	15,044	15,221
Corporate debt securities	36,262	36,712

	51,306	51,933

Total investments	$63,356	$64,008

     Inventories

     Inventories consisted of the following:

	December 31,	December 31,
	2003	2002
Raw materials	$2,085	$1,537
Work in process	1,718	1,332
Finished goods	1,782	2,252

	$5,585	$5,121

     Property and Equipment, Net

     Property and equipment, net consisted of the following:

		December 31,	December 31,
	Useful Life	2003	2002
	(in years)
Computer equipment	3	$2,104	$1,660
Computer software	3	1,356	1,029
Demonstration equipment	2	10,724	8,699
Furniture and other equipment	5	5,395	4,107
Leasehold improvements	7	703	554

		20,282	16,049
Accumulated depreciation		(13,375)	(9,046)

		$6,907	$7,003

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Accrued Expenses

     Accrued expenses consisted of the following:

	December 31,	December 31,
	2003	2002
Accrued payroll	$758	$519
Accrued fringe benefits	363	44
Accrued commissions	1,365	736
Accrued bonuses	2,063	42
Accrued sales tax	462	457
Accrued vacation	1,056	830
Employee stock purchase plan payroll deductions	354	249
Accrued royalties	948	—
Other	1,456	1,172

	$8,825	$4,049

4. Acquisitions

Chariot Product Line

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

     These rights were acquired for a total price of $18.1 million, plus royalties on sales of NetIQ’s existing Chariot products through December 31, 2004. The $18.1 million consisted of a $17.5 million payment to NetIQ and acquisition-related expenses. The Company will pay a minimum royalty of $500,000 each quarter, subject to certain credits in the event of payment of the minimum royalty. Between September 1, 2004 and January 15, 2005, the Company may exercise an option to purchase the remaining assets of NetIQ’s Chariot business, including international distribution rights, for a cash payment of $2.5 million. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

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

5. Goodwill and Other Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

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

     The following table presents 2003 details of the Company’s total purchased intangible assets (in thousands):

		Accumulated	Accumulated
Description	Gross	Amortization	impairment	Net
Goodwill	$2,451	$—	$(859)	$1,592

Other intangible assets:
Unpatented technology	$21,281	$(2,435)	$(1,098)	$17,748
Non-compete	856	(573)	(61)	222
Trademark	591	(41)	—	550
Workforce	395	(49)	—	346
Customer relationships	591	(72)	—	519
Other	660	(85)	—	575

	$24,374	$(3,255)	$(1,159)	$19,960

     The following table presents 2002 details of the Company’s total purchased intangible assets (in thousands):

		Accumulated	Accumulated
Description	Gross	Amortization	impairment	Net
Goodwill	$2,451	$—	$(859)	$1,592

Other intangible assets:
Unpatented technology	$4,719	$(651)	$(688)	$3,380
Non-compete	856	(327)	(61)	468
Other	206	(24)	—	182

	$5,781	$(1,002)	$(749)	$4,030

     Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $2.3 million, $945,000 and $57,000, respectively.

     The estimated future amortization expense of purchased intangible assets as of December 31, 2003 is as follows (in thousands):

2004	$3,466
2005	3,276
2006	3,251
2007	3,128
Thereafter	6,839

$19,960

     Due to the decline in business conditions in 2002, the Company restructured its business and realigned resources to focus on profit contribution, high-growth markets and core opportunities. As a result, the Company recorded an impairment charge of $1.7 million related primarily to the impairment of goodwill and purchased intangible assets related to the October 2001 acquisition of Caimis, Inc. The impairment charge was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets. In the second half of 2003, the interest of potential customers in products related to the Caimis acquisition diminished. As the Company does not anticipate further development or marketing efforts related to these products to generate additional demand, the Company recorded an impairment charge of $410,000 for the

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining unpatented technology related to Caimis, Inc. based on estimates that the carrying value exceeded the present value of future cash flows.

6. Income Taxes

     Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$3,643	$3,087	$7,509
State	1,381	1,003	(41)
Foreign	195	—	—
Deferred:
Federal	(668)	(928)	(148)
State	(1,338)	(1,173)	(99)
Foreign	45	(45)	—

	$3,258	$1,944	$7,221

     The net effective income tax rate differed from the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Federal statutory expense	$4,215	$1,874	$5,940
State taxes, net of federal benefit	328	309	441
Research and development credits	(901)	(1,627)	(1,339)
Stock-based compensation	(407)	1,163	2,120
Impairment of goodwill	—	334	—
Other	23	(109)	59

Income tax expense	$3,258	$1,944	$7,221

Net effective income tax rate	27.2%	36.3%	42.6%

     The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2003	2002
Deferred tax assets:
State income taxes	$60	$11
Allowance for doubtful accounts	159	63
Depreciation and amortization	680	538
Research and development credit carryforward	1,261	908
Warranty accruals	45	76
Deferred revenue	2,105	762
Stock-based compensation	1,421	2,392
Inventory adjustments	628	481
Net operating loss carryforward	297	362
Other	485	110

Total deferred tax assets	7,141	5,703
Current	4,760	4,150

Non-current	$2,381	$1,553

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Realization of the December 31, 2003 deferred tax assets is dependent on the Company generating sufficient taxable income in the future. Although realization is not assured, the Company believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.

     As of December 31, 2003, the Company had net operating losses for both federal and state income tax purposes of approximately $733,000 and $1.0 million, respectively, which expire at various dates between 2009 and 2019. These net operating losses can be carried forward to offset future taxable income, if any. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The annual limitation under Section 382 of the Internal Revenue Code is approximately $98,000.

     The Company also has state research and development credit carryforwards of approximately $1.4 million which begin to expire in 2021.

     Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $811,000 at December 31, 2003. Deferred income taxes on these earnings have not been provided as these accounts are considered to be permanent in duration.

7. Commitments and Contingencies

     Leases

     The Company leases its facilities and certain computer equipment under noncancelable operating leases for varying periods through May 2008, excluding options to renew. The following are the future minimum commitments under these leases (in thousands):

Year Ending
December 31,
2004	$1,875
2005	1,754
2006	1,695
2007	1,697
Thereafter	716

$7,737

     Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $1.8 million, $1.6 million and $1.4 million, respectively.

     Litigation

     From time to time, certain legal actions may arise in the ordinary course of the Company’s business. To date, such legal actions have not had a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Shareholders’ Equity

     Stock Options

     The Company’s 1997 Stock Option Plan, as amended (the “1997 Plan”), provides for the issuance of stock-based awards to qualified employees, employee directors and consultants of the Company. The stock-based awards

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may include incentive stock options or nonqualified stock options. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of the Company’s common stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. As of December 31, 2003, the Company has reserved 23.5 million shares of its common stock for issuance under the 1997 Plan, 4.8 million shares of which were available for future grant as of such date.

     The Company’s Director Plan (the “Director Plan”) was approved by our shareholders in September 2000 and provides for the issuance of stock-based awards to Company non-employee directors. The Company has reserved a total of 200,000 shares of common stock for issuance under the plan. The option grants under the plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of our common stock on the grant date. The plan provides for an initial grant to a non-employee director of an option to purchase 10,000 shares of common stock upon the director’s initial election or appointment to the board. The plan also provides for each non-employee director to be granted an option to purchase 5,000 shares of common stock upon the director’s re-election to the board at an annual meeting of shareholders, provided the director has served as a non-employee director for at least six months preceding the date of the annual meeting. The grants become exercisable in four equal quarterly installments commencing on the last day of the calendar quarter in which the option is granted. The plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of December 31, 2003, the Director Plan had 145,000 shares available for future grant.

     The following table summarizes information relating to stock option activity under the above plans for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

	Outstanding	Weighted Average
	Options Number	Exercise Price
	of Shares	Per Share
Options Outstanding as of December 31, 2000	10,773	$2.67
Granted	2,644	11.91
Exercised	(1,861)	0.86
Canceled	(698)	4.36

Options Outstanding as of December 31, 2001	10,858	5.13
Granted	3,213	6.85
Exercised	(1,589)	0.36
Canceled	(793)	8.60

Options Outstanding as of December 31, 2002	11,689	6.02
Granted	1,858	7.31
Exercised	(1,603)	2.13
Canceled	(932)	8.18

Options Outstanding as of December 31, 2003	11,012	$6.62

     The weighted-average grant-date fair value of options granted during 2003, 2002 and 2001 was $5.08, $5.41 and $8.03 per share, respectively. The fair value was determined using the Black-Scholes option pricing model.

     Deferred stock-based compensation, recorded in the shareholders’ equity section of the balance sheet, represents the difference between the exercise price of the options and the deemed fair value of the Company’s common stock for accounting purposes at the date of grant. The deferred stock-based compensation is recognized as stock-based compensation expense in the statements of income over the related vesting periods of the options. For the years ended December 31, 2003 and 2002, deferred stock-based compensation decreased by $203,000 and $542,000, respectively, as a result of the forfeiture of stock options and changes in the market value of the Company’s common stock that affected certain equity instruments which received variable accounting treatment.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     For the years ended December 31, 2003, 2002 and 2001, amortization of deferred stock-based compensation related to stock option grants included in the accompanying statements of income was approximately $1.9 million, $5.3 million and $11.1 million, respectively. Annual amortization of deferred stock-based compensation as of December 31, 2003 is expected to be $419,000 for the year ending 2004. The amount of deferred stock-based compensation expense to be recorded in future periods could decrease if options for which unearned compensation has been recorded are forfeited or repurchased.

     Additional information with respect to stock options outstanding as of December 31, 2003 is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Outstanding	Price
$0.02 to $ 0.37	2,023	5.8	$0.33	1,908	$0.33
2.00 to 4.10	1,936	5.5	3.35	969	2.97
4.22 to 7.00	1,906	5.7	6.02	629	6.73
7.08 to 8.50	1,873	7.7	8.06	527	8.37
8.58 to 12.04	1,887	6.8	10.07	865	9.91
12.33 to 21.50	1,387	7.4	14.54	828	14.86

$0.02 to $21.50	11,012	6.4	$6.62	5,726	$5.77

     Employee Stock Purchase Plan

     The employee stock purchase plan was adopted and approved in September 2000. The plan became effective upon the closing of the Company’s initial public offering in October 2000. The Company has reserved a total of 1.0 million shares of common stock for issuance under the plan, together with the potential for an annual increase in the number of shares reserved under the plan on May 1 of each year. As of December 31, 2003, 294,000 shares were available for future issuance. For the years ended December 31, 2003 and 2002 444,000 and 196,000 shares, respectively, were issued under the plan.

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

     Warrants

     As of December 31, 2003 there were warrants outstanding to purchase 50,000 shares of common stock with an exercise price $7.00 per share.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Retirement Plan

     The Company provides a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds. As determined annually by the Board of Directors, the Company may contribute matching funds of 50% of the employee contributions up to $2,500. These matching contributions vest based on the employee’s years of service with the Company. For the years ended December 31, 2003, 2002 and 2001, the Company expensed and made contributions to the Plan in the amount of approximately $492,000, $379,000 and $349,000, respectively.

10. Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Basic Presentation
Numerator:
Net income	$8,704	$3,410	$9,749
Denominator:
Weighted average common shares	58,363	56,996	54,789
Adjustment for common shares subject to repurchase	(19)	(94)	(239)

Adjusted weighted average common shares	58,344	56,902	54,550

Basic net income per share	$0.15	$0.06	$0.18

Diluted presentation
Denominator:
Shares used above	58,344	56,902	54,550
Weighted average effect of dilutive securities:
Stock options	3,864	3,613	7,188
Common shares subject to repurchase	19	94	239

Denominator for diluted calculation	62,227	60,609	61,977

Diluted net income per share	$0.14	$0.06	$0.16

     The diluted per share computations for the years ended December 31, 2003, 2002 and 2001, excludes employee stock options to purchase 4.6 million, 5.9 million and 309,000 shares, respectively, which were antidilutive.

11. Related Party Transactions

     Revenues from companies in which a director/shareholder of the Company is a significant shareholder or in which certain directors of the Company are directors of a parent company, totaled $1.6 million and $2.2 million for the years ended December 31, 2002 and 2001, respectively. There were no related party transactions in the year ended December 31, 2003. There were no related party accounts receivable as of December 31, 2003 and 2002.

12. Subsequent Event

     On February 20, 2004, the Company completed the acquisition of all of the outstanding capital stock of G3 Nova Technology (“G3 Nova”). Based in Westlake Village, California, G3 Nova develops and sells Voice over IP test tools for enterprise call centers, communication networks and network devices. The purchase price included $5.5 million in cash and 307,000 shares of the Company’s common stock. In addition, a contingent payment of up to $2.5 million may be paid based upon sales of G3 Nova products in 2004 and 2005.

IXIA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Summary (Unaudited)

	Three Months Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2003	2003	2003	2003	2002	2002	2002	2002
			(in thousands, except per share data)
Statement of Income Data:
Net revenues	$23,049	$21,635	$20,036	$18,813	$18,034	$16,864	$17,254	$15,442
Gross profit	17,928	16,894	16,263	15,504	14,501	13,447	13,872	12,464
Income before income taxes	3,324	3,226	3,286	2,126	314	1,613	1,772	1,655
Net income	2,313	2,413	2,466	1,512	225	1,154	1,063	968
Earning per share:
Basic	$0.04	$0.04	$0.04	$0.03	$0.00	$0.02	$0.02	$0.02
Diluted	$0.04	$0.04	$0.04	$0.02	$0.00	$0.02	$0.02	$0.02

EXHIBIT INDEX

Exhibit Number	Description

14.1	Code of Ethics for Chief Executive and Senior Financial Officers
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002