Form 10-Q
period 2004-03-31
IXIA
filed 2004-05-10
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   [X]   No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	60,192,385
(Class of Common Stock)	(Outstanding at April 27, 2004)

IXIA

IXIA

Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,526	$41,708
Short-term investments in securities	23,088	22,143
Accounts receivable, net of allowance for doubtful accounts of $485 and $410 as of March 31, 2004 and December 31, 2003, respectively	16,274	17,121
Inventories	5,141	5,585
Income taxes receivable	1,386	2,011
Prepaid expenses and other current assets	6,901	6,927

Total current assets	99,316	95,495
Investments in securities	52,773	58,072
Property and equipment, net	7,615	6,907
Goodwill	8,765	1,592
Intangible assets, net	22,696	19,960
Other assets, net	2,037	2,992

Total assets	$193,202	$185,018

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,402	$806
Accrued expenses	7,846	8,825
Deferred revenues	5,549	5,436
Income taxes payable	2,726	2,897

Total liabilities	17,523	17,964

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 60,173 and 59,642 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	88,829	84,048
Additional paid-in capital	49,248	48,710
Deferred stock-based compensation	(147)	(419)
Accumulated other comprehensive income	71	59
Retained earnings	37,678	34,656

Total shareholders’ equity	175,679	167,054

Total liabilities and shareholders’ equity	$193,202	$185,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Net revenues	$24,913	$18,813
Cost of revenues(1)	4,411	3,309
Amortization of purchased technology	639	—

Gross profit	19,863	15,504
Operating expenses:(1)
Research and development	5,824	5,541
Sales and marketing	7,710	6,294
General and administrative	2,398	2,110
Amortization of purchased intangible assets	409	228

Total operating expenses	16,341	14,173

Income from operations	3,522	1,331
Interest income, net	738	795

Income before income taxes	4,260	2,126
Income tax expense	1,238	614

Net income	$3,022	$1,512

Earnings per share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.02
Weighted average number of common and common equivalents shares outstanding:
Basic	59,892	57,632
Diluted	64,837	60,670
(1) Stock-based compensation included in:
Cost of revenues	$23	$50
Research and development	161	511
Sales and marketing	53	255
General and administrative	35	115

	$272	$931

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,022	$1,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,060	1,149
Amortization of intangible assets	1,048	228
Provision for doubtful accounts	75	75
Stock-based compensation	272	931
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,022	(871)
Inventories	526	(109)
Income taxes receivable	1,163	—
Prepaid expenses and other current assets	41	22
Other assets	(317)	43
Accounts payable	278	1,185
Accrued expenses	(1,619)	1,404
Deferred revenue	(163)	417
Income taxes payable	(171)	403

Net cash provided by operating activities	6,237	6,389

Cash flows from investing activities:
Purchases of property and equipment	(1,625)	(1,578)
Purchases of investments	(36,646)	(21,000)
Proceeds from investments	41,000	11,143
Purchase of technology and other intangible assets	(84)	—
Payments in connection with acquisition of G3 Nova	(5,082)	—

Cash used in investing activities	(2,437)	(11,435)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,018	86

Net cash provided by financing activities	1,018	86

Net increase (decrease) in cash and cash equivalents	4,818	(4,960)
Cash and cash equivalents at beginning of period	41,708	58,865

Cash and cash equivalents at end of period	$46,526	$53,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Notes to Condensed Consolidated Financial Statements

March 31, 2004
(unaudited)

1. Business

     Ixia (the “Company”) was incorporated on May 27, 1997 as a California corporation. The Company develops, markets and sells high performance IP network testing solutions. These solutions are highly scalable and generate, capture, characterize, and emulate network and application traffic, establishing definitive performance and conformance metrics of network devices or systems under test. The Company’s testing solutions are used by network equipment manufacturers, semiconductor manufacturers, service providers, and large enterprises to validate the functionality and reliability of complex IP networks, devices, and applications. The Company’s IxVoice products address the growing need for IP telephony test solutions for developing VoIP networks. The Company’s Real World Traffic Suite addresses the growing need to test applications and networks prior to deployment under realistic load conditions. The Company’s analysis solutions utilize a wide range of industry-standard interfaces, including Ethernet, SONET and ATM.

2. Basis of Presentation

     The accompanying consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2004 or any other future period.

     These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3. Inventories

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$2,185	$2,085
Work in process	952	1,718
Finished goods	2,004	1,782

	$5,141	$5,585

4. Stock-Based Compensation

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock

IXIA

Notes to Condensed Consolidated Financial Statements

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

     As prescribed by SFAS 123, the Company calculated the fair value of each option grant on the respective dates of grant. The Company used the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2004	2003
Expected lives (in years)	3.6	3.0
Risk-free interest rates	2.4%	2.0%
Dividend yield	0.0%	0.0%
Expected volatility	101.0%	110.0%

     The following table illustrates the effect on stock-based compensation, net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Stock-based compensation:
As reported	$272	$931
Additional stock-based compensation expense determined under the fair value method, net of income tax	2,496	2,779

Pro forma	$2,768	$3,710

Net income (loss):
As reported	$3,022	$1,512
Additional stock-based compensation expense determined under the fair value method, net of income tax	2,496	2,779

Pro forma	$526	$(1,267)

Basic net income (loss) per share:
As reported	$0.05	$0.03
Pro forma	$0.01	$(0.02)
Diluted net income (loss) per share:
As reported	$0.05	$0.02
Pro forma	$0.01	$(0.02)

5. Earnings per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

IXIA

Notes to Condensed Consolidated Financial Statements

	Three months ended March 31,
	2004	2003
Basic presentation
Numerator:
Net income	$3,022	$1,512
Denominator:
Weighted average common shares	59,892	57,679
Adjustment for common shares subject to repurchase	—	(47)

Denominator for basic calculation	59,892	57,632

Basic earnings per share	$0.05	$0.03

Diluted presentation
Denominator:
Shares used above	59,892	57,632
Weighted average effect of dilutive securities:
Stock options and warrants	4,945	2,991
Common shares subject to repurchase	—	47

Denominator for diluted calculation	64,837	60,670

Diluted earnings per share	$0.05	$0.02

6. Concentrations

International Revenues:

     Net revenues from international product shipments were $7.9 million and $6.8 million for the three months ended March 31, 2004 and 2003, respectively.

Significant Customer:

     For the three months ended March 31, 2004 and 2003, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended March 31,
	2004	2003
Amount of net revenues	$8,769	$5,170
As a percentage of total net revenues	35%	27%

     As of March 31, 2004 and December 31, 2003, the Company had receivable balances from the customer approximating 22% and 20%, respectively, of total accounts receivable.

7. Acquisition of G3 Nova

     On February 20, 2004, the Company completed the acquisition of all of the outstanding capital stock of G3 Nova Technology, Inc. (“G3 Nova”). Based in Westlake Village, California, G3 Nova develops and sells Voice over IP test tools for enterprise call centers, communication networks and network devices. This acquisition opens new growth opportunities for the Company by allowing the Company to offer a broader portfolio of products to customers, as well as gain access to new customer segments. The results of G3 Nova’s operations have been included in the consolidated financial statements since the acquisition date.

     The purchase price of $9.4 million included $5.5 million in cash, of which $550,000 will be held until the third quarter of 2004 to cover any undisclosed contingencies, 307,020 shares of the Company’s common stock

IXIA

Notes to Condensed Consolidated Financial Statements

valued at $3.8 million and legal and other acquisition costs of $95,000. In addition, a contingent payment of up to $2.5 million may be paid based upon sales of G3 Nova products from July 2004 until June 2005. Future contingent payments under the earn out will be reflected as additional goodwill when or if payments become due. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$355
Property and equipment	131
Intangible assets	3,700
Goodwill	7,173

Total assets acquired	11,359
Current liabilities assumed	(2,001)

Net assets acquired	$9,358

     Of the $3.7 million of acquired intangible assets, $2.5 million was assigned to acquired technology, $1.0 million was assigned to customer contracts, relationships and backlog and $200,000 was assigned to a covenant not to compete. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from three to four and one half years. No goodwill is deductible for income tax purposes.

     The following table summarizes the pro forma revenue, net income and net income per share had the G3 Nova acquisition occurred on January 1, 2003 (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net revenues	$25,239	$19,151
Net income	2,663	1,256
Earnings per share:
Basic	0.04	0.02
Diluted	0.04	0.02

     The pro forma results have been prepared for comparative purposes only and include adjustments for amortization of identifiable intangible assets resulting from the acquisition. These results do not purport to be indicative of the results of operations which would have resulted had the acquisition been in effect as of January 1, 2003 or the future results of operations of the combined organization.

8. Recent Accounting Pronouncements

     In March 2004, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 requires disclosures on investments in an unrealized loss position and are designed to help financial statement users analyze a company’s unrealized losses and better understand the basis for any management conclusion that the impairment is temporary. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are effective for the first annual reporting period ending after December 15, 2003. All new disclosures related to cost method investments are effective for the annual reporting period ending after June 15, 2004. The Company anticipates that the adoption of EITF No. 03-1 will not have a material impact on our financial position, results of operations or cash flows.

     In February 2004, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-1 “Reporting Variable Interests in Specified Assets of Variable Interest Entities under Paragraph 13 of FASB Interpretation No. 46 (Revised December 2003) (“FIN 46(R)”), Consolidation of Variable Interest Entities” to replace FIN 46-2 as a result of the release of FIN 46R in December 2003. The FSP states that a specified asset of a variable interest entity and

IXIA

Notes to Condensed Consolidated Financial Statements

the liability secured by the asset should not be deemed a separate variable interest entity. The effective date for the FSP follows the effective date and transition guidance specified in FIN 46R. The Company anticipates that the adoption of FIN 46(R)-1 will not have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004, or for any other future period. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

OVERVIEW

     We develop, market and sell high performance IP network testing solutions. These solutions are highly scalable and generate, capture, characterize, and emulate network and application traffic, establishing definitive performance and conformance metrics of network devices or systems under test. Our testing solutions are used to validate the functionality and reliability of complex IP networks, devices, and applications. Our IxVoice products address the growing need for IP telephony test solutions for developing VoIP networks. Our Real World Traffic Suite addresses the growing need to test applications and networks prior to deployment under realistic load conditions. Our analysis solutions utilize a wide range of industry-standard interfaces, including Ethernet, SONET and ATM. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended March 31,
Products	2004		2003
	(in thousands, except percentages)
Ethernet	$15,329	61.5%	$12,107	64.4%
SONET	2,488	10.0	1,769	9.4
Software	3,965	15.9	2,621	13.9
Chassis and other products	3,131	12.6	2,316	12.3

Total	$24,913	100.0%	$18,813	100.0%

     Sales to our five largest customers collectively accounted for approximately $13.0 million or 52.4% of our net revenues for the three months ended March 31, 2004 and $8.8 million or 46.8% of our net revenues for the three months ended March 31, 2003. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and to the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

     Net Revenues. Our revenues consist primarily of hardware and software product sales. In some instances our software products are installed on and used in conjunction with our hardware products. At other times our software products are installed and run on other companies’ hardware. Our software does not require significant modification or customization, and our sales do not involve any significant future obligations or customer acceptance terms. Accordingly, product revenue from product sales is recognized upon shipment. We warrant the hardware and software components of our products for up to one year after sale. At the time of sale we defer the portion of our revenues that relates to our post-contract support and recognize it ratably over the service period. Revenues from maintenance contracts are deferred and recognized ratably over the terms of the contracts, which is generally one year.

     Cost of Revenues. Our cost of revenues consists of materials, payments to third party manufacturers, salaries and related expenses for manufacturing personnel and the warranty cost of hardware to be replaced during the one-year warranty period. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. Cost of revenues also included royalty and amortization of purchased technology expenses in connection with the rights and technology acquired from NetIQ Corporation related to the Chariot product in July 2003 and from the February 2004 G3 Nova acquisition related to the IxVoice products. In addition, cost of revenues includes a non-cash component related to the amortization of deferred stock-based compensation allocated to manufacturing personnel.

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

     Operating Expenses. We generally recognize our operating expenses as we incur them in four major operational categories: research and development, sales and marketing, general and administrative and amortization of certain purchased intangible assets.

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

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses, including rent. We expect modest sequential increases in general and administrative expenses as the Company continues to grow and implement procedures and policies to comply with the Sarbanes-Oxley Act of 2002 and related SEC and other rules and regulations.

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

     Income tax expense is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and the effect of equity compensation plans.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended
	March 31,
	2004	2003
Net revenues	100.0%	100.0%
Cost of revenues(1)	17.7	17.6
Amortization of purchased technology	2.6	0.0

Gross profit	79.7	82.4
Operating expenses:(1)
Research and development	23.4	29.5
Sales and marketing	31.0	33.4
General and administrative	9.6	11.2
Amortization of purchased intangible assets	1.6	1.2

Total operating expenses	65.6	75.3

Income from operations	14.1	7.1
Interest income, net	3.0	4.2

Income before income taxes	17.1	11.3
Income tax expense	5.0	3.3

Net income	12.1%	8.0%

(1) Stock-based compensation included in:
Cost of revenues	0.1%	0.3%
Research and development	0.7	2.7
Sales and marketing	0.2	1.3
General and administrative	0.1	0.6

	1.1%	4.9%

Comparison of Three Months Ended March 31, 2004 and 2003

     Net Revenues. In the first quarter of 2004, net revenues increased 32.4% to $24.9 million from the $18.8 million recorded in the first quarter of 2003. This increase was primarily related to sales of our 10 Gig Ethernet products and strong sales to our largest customer, Cisco Systems, and sales to new customers during the quarter.

     Gross Profit. In the first quarter of 2004, gross profit increased 28.1% to $19.9 million from the $15.5 million recorded in the first quarter of 2003. Gross profit as a percentage of net revenues decreased in the first quarter of 2004 to 79.7% from 82.4% for the first quarter of 2003. This decrease in the gross profit percentage was primarily a result of royalty expense and the amortization of purchased technology related to acquiring certain rights for the Chariot products from NetIQ Corporation in July of 2003 and the acquisition of G3 Nova in February 2004.

     Research and Development Expenses. In the first quarter of 2004, research and development expenses increased 5.1% to $5.8 million from the $5.5 million recorded in the first quarter of 2003. This increase was primarily a result of higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring and acquisitions. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in research and development activities.

     Sales and Marketing Expenses. In the first quarter of 2004, sales and marketing expenses increased 22.5% to $7.7 million from the $6.3 million recorded in the first quarter of 2003. This increase was a result of additional compensation and related benefit costs as a result of increases in the number of direct sales and marketing personnel, an increase in commissions paid to sales representatives and direct sales employees as a result of increased sales, the production of our new product catalog and moving our Santa Clara sales office to a new facility that required a reserve for the existing lease. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in sales and marketing activities.

     General and Administrative Expenses. In the first quarter of 2004, general and administrative expenses increased 13.6% to $2.4 million from the $2.1 million recorded in the first quarter of 2003. This increase was a result of additional compensation and related benefits costs due to a modest increase in the number of general and administrative employees and increases in facility rent, recruiting and professional services. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in general and administrative activities.

     Amortization of Purchased Intangible Assets. In the first quarter of 2004, amortization of purchased intangible assets increased to $409,000 from the $228,000 recorded in the first quarter of 2003. This increase was largely a result of an increase in intangible assets associated with acquiring the exclusive development and certain U.S. and Canadian distribution rights for the Chariot products from NetIQ Corporation in July 2003 and with acquiring of all of the outstanding capital stock of G3 Nova in February 2004.

     Interest Income, Net. Net interest income decreased to $738,000 for the three months ended March 31, 2004 from the $795,000 recorded for the three months ended March 31, 2003. This decrease was primarily the result of a decline in short-term interest rates. We incurred minimal interest expense in the three months ended March 31, 2004 and 2003.

     Income Tax Expense. Income tax expense increased to $1.2 million, or an effective rate of 29.1%, for the three months ended March 31, 2004 from $614,000, or an effective rate of 28.9%, for the three months ended March 31, 2003. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, the timing of the deduction of certain deductible stock-based compensation charges and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $6.2 million in the three months ended March 31, 2004 and $6.4 million in the three months ended March 31, 2003. Net cash generated from operations in the three months ended March 31, 2004 and 2003 was primarily provided by net income adjusted for non-cash expenses and changes in working capital components.

     Cash used in investing activities was $2.4 million in the three months ended March 31, 2004 and was $11.4 million in the three months ended March 31, 2003. For the three months ended March 31, 2004, cash used in investing activities consisted of $5.1 million related to the February 2004 acquisition of G3 Nova and $1.6 million for the purchase of property and equipment. These uses of cash were offset by net redemptions of investments of $4.4 million. For the three months ended March 31, 2003, cash used in investing activities consisted of $9.9 million for the net purchases of investment securities and $1.6 million for the acquisition of property and equipment.

     Financing activities provided net cash of $1.0 million in the three months ended March 31, 2004 and $86,000 in the three months ended March 31, 2003. Financing activities consisted exclusively of proceeds from the exercise of stock options.

     As of March 31, 2004, we had no material commitments for capital expenditures. Under the agreement with NetIQ, we have agreed to pay to NetIQ for the six calendar quarters commencing with the quarter ending

September 30, 2003 the greater of royalties based on sales of the existing Chariot products or a minimum royalty payment of $500,000 per quarter, subject to certain credits in the event of payment of the minimum royalties. The Company also has an option, exercisable from September 1, 2004 until January 15, 2005, to purchase the remaining assets of NetIQ’s Chariot product line for a cash purchase price of $2.5 million. Additionally, we may make contingent payments of up to $2.5 million based upon sales of G3 Nova products from July 2004 until June 2005.

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

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: consistency of orders from significant customers, our ability to effectively integrate G3 Nova and market, develop and sell its technology, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and in our other filings with the Securities and Exchange Commission under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 100% from the levels as of March 31, 2004, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.

Exchange Rate Sensitivity

     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales and service operations outside of the United States, we do have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Euro and British Pound. As a result, our financial results could be affected by changes in foreign currency exchange rates. We have not engaged in foreign currency hedging to date, but we may do so in the future to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

     (b) Changes in Internal Controls

     There was no change in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

     In March 2004, the Company issued a total of 307,020 unregistered shares of Common Stock to the three former shareholders of G3 Nova as part of the consideration for the Company’s February 2004 acquisition of all of the capital stock of G3 Nova. The shares were issued in a private offering in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act. The shares were issued to a limited number of persons with no general solicitation or advertising. The former shareholders of G3 Nova also represented to the Company that the shares were being acquired for investment and not with a view to or for sale in connection with any distribution thereof.

ITEM 5. Other Information

     On February 20, 2004, the Company completed the acquisition of all of the outstanding shares of capital stock of G3 Nova pursuant to a Stock Purchase Agreement dated as of February 20, 2004 among Ixia, G3 Nova and the three former shareholders of G3 Nova as sellers. The consideration paid by the Company for G3 Nova included a total of 307,020 shares of the Company’s Common Stock issued to the three sellers. The shares were issued in March 2004 and are beneficially owned by the sellers. The shares have not, however, been released to the sellers and will be released in periodic installments beginning in 2005. The rate of release will depend on the Company’s revenues from its offerings of G3 Nova products and services through 2008, provided that all shares will be released on February 20, 2009 in the event they have not been released prior to that date. Under limited circumstances, the Sellers will have the right to request that the Company file a registration statement on Form S-3 to register the shares for resale under the Securities Act of 1933, as amended. For additional information regarding the G3 Nova acquisition, see Note 7 — Acquisition of G3 Nova in Part I, Item 1 of this Quarterly Report.

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

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

2.1	Stock Purchase Agreement dated as of February 20, 2004 by and among Ixia, G3 Nova Technology, Mihai Moldovan, Dana Moldovan and Ovidiu Rancu (schedules are omitted from this agreement, and the Registrant agrees to furnish supplementally a copy of any such schedule to the Commission upon request)

31.1	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

     Ixia filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 29, 2004 with respect to its issuance of a press release announcing Ixia’s financial results for the fiscal quarter ended December 31, 2003 (furnished under Items 7 and 12 of Form 8-K).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date: May 10, 2004	By:	/s/ Errol Ginsberg

Errol Ginsberg
President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Thomas B. Miller

Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement dated as of February 20, 2004 by and among Ixia, G3 Nova Technology, Mihai Moldovan, Dana Moldovan and Ovidiu Rancu (schedules are omitted from this agreement, and the Registrant agrees to furnish supplementally a copy of any such schedule to the Commission upon request)

31.1	Certifications Of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) Under The Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Rule 13a-14(b) Under The Exchange Act And 18 U.S.C. Section 1350