Form 10-Q
period 2004-06-30
IXIA
filed 2004-08-06
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	60,690,997
(Class of Common Stock)	(Outstanding at July 28, 2004)

IXIA

IXIA

Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,107	$41,708
Short-term investments in securities	18,375	22,143
Accounts receivable, net of allowance for doubtful accounts of $560 and $410 as of June 30, 2004 and December 31, 2003, respectively	20,132	17,121
Inventories	5,135	5,585
Income taxes receivable	1,402	2,011
Prepaid expenses and other current assets	7,286	6,927

Total current assets	112,437	95,495
Investments in securities	47,247	58,072
Property and equipment, net	8,656	6,907
Goodwill	8,821	1,592
Intangible assets, net	21,636	19,960
Other assets	2,065	2,992

Total assets	$200,862	$185,018

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,741	$806
Accrued expenses	8,097	8,825
Deferred revenues	6,079	5,436
Income taxes payable	3,603	2,897

Total liabilities	19,520	17,964

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 60,652 and 59,642 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	90,444	84,048
Additional paid-in capital	49,688	48,769
Deferred stock-based compensation	(14)	(419)
Retained earnings	41,224	34,656

Total shareholders’ equity	181,342	167,054

Total liabilities and shareholders’ equity	$200,862	$185,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$26,811	$20,036	$51,724	$38,849
Cost of revenues(1)	4,851	3,773	9,262	7,082
Amortization of purchased technology	732	—	1,371	—

Gross profit	21,228	16,263	41,091	31,767
Operating expenses: (1)
Research and development	5,621	5,466	11,445	11,007
Sales and marketing	7,717	5,757	15,427	12,051
General and administrative	2,964	2,335	5,362	4,445
Amortization of purchased intangible assets	379	237	788	465

Total operating expenses	16,681	13,795	33,022	27,968

Income from operations	4,547	2,468	8,069	3,799
Interest and other income, net	595	818	1,333	1,613

Income before income taxes	5,142	3,286	9,402	5,412
Income tax expense	1,596	820	2,834	1,434

Net income	$3,546	$2,466	$6,568	$3,978

Earnings per share:
Basic	$0.06	$0.04	$0.11	$0.07
Diluted	$0.06	$0.04	$0.10	$0.07
Weighted average number of common and common equivalent shares outstanding:
Basic	60,447	58,007	60,170	57,820
Diluted	64,308	61,470	64,528	61,148

(1) Stock-based compensation included in:
Cost of revenues	$6	$42	$29	$92
Research and development	102	374	263	885
Sales and marketing	22	(258)	75	(3)
General and administrative	2	59	37	174

	$132	$217	$404	$1,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,568	$3,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,806	2,278
Amortization of intangible assets	2,159	465
Provision for doubtful accounts	150	150
Stock-based compensation	404	1,148
Deferred income tax	(551)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,911)	(3,613)
Inventories	532	(769)
Income taxes receivable	1,147	—
Prepaid expenses and other current assets	240	320
Other assets	(378)	15
Accounts payable	617	385
Accrued expenses	(1,368)	1,541
Deferred revenue	367	1,509
Income taxes payable	1,134	281

Net cash provided by operating activities	9,916	7,688

Cash flows from investing activities:
Purchases of property and equipment	(3,470)	(2,491)
Purchases of investments	(58,407)	(30,020)
Proceeds from investments	73,000	26,535
Purchase of technology and other intangible assets	(135)	—
Payments in connection with acquisition of G3 Nova	(5,138)	—

Cash provided by (used in) investing activities	5,850	(5,976)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,633	971

Net cash provided by financing activities	2,633	971

Net increase in cash and cash equivalents	18,399	2,683
Cash and cash equivalents at beginning of period	41,708	58,865

Cash and cash equivalents at end of period	$60,107	$61,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Notes to Condensed Consolidated Financial Statements

June 30, 2004
(unaudited)

1. Business

     Ixia (the “Company”) was incorporated on May 27, 1997 as a California corporation. The Company develops, markets and sells high performance IP network testing solutions. These solutions are highly scalable and generate, capture, characterize, and emulate network and application traffic, establishing definitive performance and conformance metrics of network devices or systems under test. The Company’s testing solutions are used by network and telephony equipment manufacturers, semiconductor manufacturers, service providers, and large enterprises to validate the functionality and reliability of complex IP networks, devices, and applications. The Company’s IxVoice products address the growing need for IP telephony test solutions for developing Voice over IP networks. The Company’s Real World Traffic Suite addresses the growing need to test applications and networks prior to deployment under realistic load conditions. The Company’s analysis solutions utilize a wide range of industry-standard interfaces, including Ethernet, SONET and ATM.

2. Basis of Presentation

     The accompanying condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2004 or any other future period.

     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3. Inventories

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$2,011	$2,085
Work in process	1,150	1,718
Finished goods	1,974	1,782

	$5,135	$5,585

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

     As prescribed by SFAS 123, the Company calculated the fair value of each option grant on the respective dates of grant. The Company used the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected lives (in years)	3.7	4.0	3.7	3.0
Risk-free interest rates	3.2%	2.0%	3.0%	2.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	98.5%	110.0%	99.0%	110.0%

     The following table illustrates the effect on stock-based compensation, net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Stock-based compensation:
As reported	$132	$217	$404	$1,148
Additional stock-based compensation expense determined under the fair value method, net of income tax	4,395	2,041	6,891	4,820

Pro forma	$4,527	$2,258	$7,295	$5,968

Net income (loss):
As reported	$3,546	$2,466	$6,568	$3,978
Additional stock-based compensation expense determined under the fair value method, net of income tax	(4,395)	(2,041)	(6,891)	(4,820)

Pro forma	$(849)	$425	$(323)	$(842)

Basic net income (loss) per share:
As reported	$0.06	$0.04	$0.11	$0.07
Pro forma	$(0.01)	$0.01	$(0.01)	$(0.01)
Diluted net income (loss) per share:
As reported	$0.06	$0.04	$0.10	$0.07
Pro forma	$(0.01)	$0.01	$(0.01)	$(0.01)

5. Earnings Per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

IXIA

Notes to Condensed Consolidated Financial Statements

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic presentation
Numerator:
Net income	$3,546	$2,466	$6,568	$3,978

Denominator:
Weighted average common shares	60,447	58,035	60,170	57,857
Adjustment for common shares subject to repurchase	—	(28)	—	(37)

Denominator for basic calculation	60,447	58,007	60,170	57,820

Basic earnings per share	$0.06	$0.04	$0.11	$0.07

Diluted presentation
Denominator:
Shares used above	60,447	58,007	60,170	57,820
Weighted average effect of dilutive securities:
Stock options and warrants	3,861	3,435	4,358	3,291
Common shares subject to repurchase	—	28	—	37

Denominator for diluted calculation	64,308	61,470	64,528	61,148

Diluted earnings per share	$0.06	$0.04	$0.10	$0.07

6. Concentrations

International Revenues:

     Net revenues from international product shipments were $6.4 million and $4.7 million for the three months ended June 30, 2004 and 2003, respectively, and $14.3 million and $11.5 million for the six months ended June 30, 2004 and 2003, respectively.

Significant Customer:

     For the three and six months ended June 30, 2004 and 2003, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Amount of net revenues	$9,911	$7,074	$18,680	$12,244
As a percentage of total net revenues	37%	35%	36%	32%

     As of June 30, 2004 and December 31, 2003, the Company had receivable balances from the customer approximating 33% and 20%, respectively, of total accounts receivable.

7. Acquisition of G3 Nova

     On February 20, 2004, the Company completed the acquisition of all of the outstanding capital stock of G3 Nova Technology, Inc. (“G3 Nova”). G3 Nova develops and sells Voice over IP test tools for enterprise call centers,

IXIA

Notes to Condensed Consolidated Financial Statements

communication networks and network devices. This acquisition opens new growth opportunities for the Company by allowing the Company to offer a broader portfolio of products to customers, as well as gain access to new customer segments. The results of G3 Nova’s operations have been included in the consolidated financial statements since the acquisition date.

     The purchase price of $9.4 million included $5.5 million in cash, of which $550,000 will be payable six months after the closing date to cover any undisclosed contingencies, 307,020 shares of the Company’s common stock valued at $3.8 million and legal and other acquisition costs of $150,000. In addition, a contingent payment of up to $2.5 million may be paid based upon sales of G3 Nova products from July 2004 until June 2005. Future contingent payments under the earn-out will be reflected as additional goodwill when or if payments become due. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$355
Property and equipment	131
Intangible assets	3,700
Goodwill	7,229

Total assets acquired	11,415
Current liabilities assumed	(2,001)

Net assets acquired	$9,414

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

     The following table summarizes the pro forma revenue, net income and earnings per share had the G3 Nova acquisition occurred on January 1, 2004 and 2003, respectively (in thousands, except per share data):

	Six months ended
	June 30,
	2004	2003
Net revenues	$52,050	$39,737
Net income	6,209	3,601
Earnings per share:
Basic	0.10	0.06
Diluted	0.10	0.06

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

8. Recent Accounting Pronouncements

     In March 2004, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 requires disclosures of investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in an unrealized loss position and are designed to help financial statement users analyze a company’s unrealized losses and better understand the basis for any management conclusion that the impairment is temporary. Quantitative and qualitative disclosures for investments are effective for the first annual reporting period ending after December 15,

IXIA

Notes to Condensed Consolidated Financial Statements

2003. All new disclosures related to cost method investments are effective for the annual reporting period ending after June 15, 2004. The Company anticipates that the adoption of EITF No. 03-1 will not have a material impact on our financial position, results of operations or cash flows.

     In February 2004, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-1 “Reporting Variable Interests in Specified Assets of Variable Interest Entities under Paragraph 13 of FASB Interpretation No. 46 (Revised December 2003) (“FIN 46(R)”), Consolidation of Variable Interest Entities” to replace FIN 46-2 as a result of the release of FIN 46R in December 2003. The FSP states that a specified asset of a variable interest entity and the liability secured by the asset should not be deemed a separate variable interest entity. The effective date for the FSP follows the effective date and transition guidance specified in FIN 46R. The Company anticipates that the adoption of FIN 46(R)-1 will not have a material impact on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004, or for any other future period. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

OVERVIEW

     We develop, market and sell high performance IP network testing solutions. These solutions are highly scalable and generate, capture, characterize, and emulate network and application traffic, establishing definitive performance and conformance metrics of network devices or systems under test. Our testing solutions are used to validate the functionality and reliability of complex IP networks, devices, and applications. Our IxVoice products address the growing need for IP telephony test solutions for developing Voice over IP networks. Our Real World Traffic Suite addresses the growing need to test applications and networks prior to deployment under realistic load conditions. Our analysis solutions utilize a wide range of industry-standard interfaces, including Ethernet, SONET and ATM. The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended				Six months ended
	June 30,				June 30,
Products	2004		2003		2004		2003
	(in thousands, except percentages)
Ethernet	$17,462	65.1%	$14,105	70.4%	$32,791	63.4%	$26,212	67.5%
SONET	1,425	5.3	2,010	10.0	3,913	7.6	3,779	9.7
Software	4,276	16.0	1,802	9.0	8,241	15.9	4,423	11.4
Chassis and other products	3,648	13.6	2,119	10.6	6,779	13.1	4,435	11.4

Total	$26,811	100.0%	$20,036	100.0%	$51,724	100.0%	$38,849	100.0%

     Sales to our five largest customers collectively accounted for approximately $13.0 million or 48.6% of our net revenues for the three months ended June 30, 2004 and $11.4 million or 56.9% of our net revenues for the three months ended June 30, 2003. Sales to our five largest customers collectively accounted for approximately $24.6 million or 47.6% of our net revenues for the six months ended June 30, 2004 and $18.4 million or 47.3% of our net revenues for the six months ended June 30, 2003. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and to the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

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

     Cost of Revenues. Our cost of revenues consists of materials, payments to third party manufacturers, salaries and related expenses for manufacturing personnel and the warranty cost of hardware to be replaced during the one-year warranty period. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. Cost of revenues also includes royalty and amortization of purchased technology expenses in connection with the rights and technology acquired from NetIQ Corporation related to our IxChariot products in July 2003 and from the February 2004 G3 Nova acquisition related to our IxVoice products. In addition, cost of revenues includes a non-cash component related to the amortization of deferred stock-based compensation allocated to manufacturing personnel.

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

     Research and development expenses consist primarily of salaries and related personnel and consulting costs related to the design, development, testing and enhancements of our systems. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period some costs of our systems used for internal purposes. We expect research and development expenses to increase as we seek to attain our strategic product development objectives and to meet changing customer requirements and technological advances.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing and customer support functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase in dollar terms in the future, but decline as a percentage of net revenues.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses, including rent. We expect modest sequential increases in general and administrative expenses as the Company continues to grow and we document and test our internal controls to comply with the Sarbanes-Oxley Act of 2002.

     Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their useful lives. Periodically we review goodwill and other intangible assets for impairment. An impairment charge is recorded to the extent that the carrying value exceeds the fair value.

     Deferred stock-based compensation, recorded in the shareholders’ equity section of the balance sheet, represents the difference between the deemed fair value of our common stock for accounting purposes and the exercise price of the options or warrants at the date of grant. Deferred stock-based compensation is presented as a reduction of shareholders’ equity, with amortization recorded over the vesting period which is typically four years.

     Interest and Other Income, Net. Interest and other income, net represents interest on cash and a variety of securities, including commercial paper, money market funds and government and corporate debt securities, and gains and losses on foreign currency transactions.

     Income Tax. Income tax expense is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and the effect of equity compensation plans.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	18.1	18.8	17.9	18.2
Amortization of purchased technology	2.7	0.0	2.7	0.0

Gross profit	79.2	81.2	79.4	81.8
Operating expenses: (1)
Research and development	21.0	27.3	22.1	28.3
Sales and marketing	28.8	28.7	29.8	31.0
General and administrative	11.0	11.7	10.4	11.5
Amortization of purchased intangible assets	1.4	1.2	1.5	1.2

Total operating expenses	62.2	68.9	63.8	72.0

Income from operations	17.0	12.3	15.6	9.8
Interest and other income, net	2.2	4.1	2.6	4.1

Income before income taxes	19.2	16.4	18.2	13.9
Income tax expense	6.0	4.1	5.5	3.7

Net income	13.2%	12.3%	12.7%	10.2%

(1) Stock-based compensation included in:
Cost of revenues	0.0%	0.2%	0.1%	0.2%
Research and development	0.4	1.9	0.5	2.3
Sales and marketing	0.1	(1.3)	0.1	0.0
General and administrative	0.0	0.3	0.1	0.5

	0.5%	1.1%	0.8%	3.0%

Comparison of Three and Six Months Ended June 30, 2004 and 2003

     Net Revenues. In the second quarter of 2004, net revenues increased 33.8% to $26.8 million from the $20.0 million recorded in the second quarter of 2003. For the first six months of 2004, net revenues increased 33.1% to $51.7 million from the $38.8 million recorded in the first six months of 2003. These increases were primarily related to strong sales of our 10 Gig Ethernet and TXS Ethernet products, strong sales to our largest customer, Cisco Systems, and the introduction of new product lines.

     Gross Profit. In the second quarter of 2004, gross profit increased 30.5% to $21.2 million from the $16.3 million recorded in the second quarter of 2003. For the first six months of 2004, gross profit increased 29.4% to $41.1 million from the $31.8 million recorded in the first six months of 2003. Gross profit as a percentage of net revenues decreased in the second quarter of 2004 to 79.2% from 81.2% for the second quarter of 2003. For the first six months of 2004, gross profit as a percentage of net revenues decreased to 79.4% from 81.8% in the first six months of 2003. These decreases in the gross profit percentage were primarily a result of royalty expense and the amortization of purchased technology related to acquiring certain rights for the Chariot products from NetIQ Corporation in July of 2003 and the acquisition of G3 Nova in February 2004.

     Research and Development Expenses. In the second quarter of 2004, research and development expenses increased 2.8% to $5.6 million from the $5.5 million recorded in the second quarter of 2003. For the first six months of 2004, research and development expenses increased 4.0% to $11.4 million from the $11.0 million recorded in the first six months of 2003. These increases were primarily a result of higher compensation and related benefit costs due to the addition of engineering personnel through internal hiring and acquisitions. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in research and development activities, a reduction in depreciation related to equipment used in product development and a reduction in consulting expenses.

     Sales and Marketing Expenses. In the second quarter of 2004, sales and marketing expenses increased 34.0% to $7.7 million from the $5.8 million recorded in the second quarter of 2003. For the first six months of 2004, sales and marketing expenses increased 28.0% to $15.4 million from the $12.1 million recorded in the first six months of 2003. These increases were a result of additional compensation and related benefit costs as a result of increases in the number of direct sales and marketing personnel, an increase in commissions paid to sales representatives and direct sales employees as a result of increased sales and first quarter costs associated with moving our Santa Clara sales office to a new facility that required a reserve for the existing lease. These increases were partially offset by a reduction in tradeshow expenses and depreciation expense on customer evaluation equipment.

     General and Administrative Expenses. In the second quarter of 2004, general and administrative expenses increased 26.9% to $3.0 million from the $2.3 million recorded in the second quarter of 2003. For the first six months of 2004, general and administrative expenses increased 20.6% to $5.4 million from the $4.4 million recorded in the first six months of 2003. These increases were a result of additional compensation and related benefits costs due to a modest increase in the number of general and administrative employees and increases in professional services costs, primarily relating to documenting and testing our internal controls to comply with the Sarbanes-Oxley Act of 2002. These increases were partially offset by a reduction in the amortization of deferred stock-based compensation related to individuals engaged in general and administrative activities.

     Amortization of Purchased Intangible Assets. In the second quarter of 2004, amortization of purchased intangible assets increased to $379,000 from the $237,000 recorded in the second quarter of 2003. For the first six months of 2004, amortization of purchased intangible assets increased to $788,000 from the $465,000 recorded in the first six months of 2003. These increases were largely a result of an increase in intangible assets associated with acquiring the exclusive development rights and certain U.S. and Canadian distribution rights for the Chariot products from NetIQ Corporation in July 2003 and with acquiring all of the outstanding capital stock of G3 Nova in February 2004.

     Interest and Other Income, Net. Net interest and other income decreased to $595,000 for the three months ended June 30, 2004 from the $818,000 recorded for the three months ended June 30, 2003. For the first six months of 2004, interest and other income, net decreased to $1.3 million from the $1.6 million recorded in the first six months of 2003. These decreases were primarily the result of a decline in short-term interest rates and losses on foreign currency transactions. We incurred minimal interest expense in the three and six months ended June 30, 2004 and 2003.

     Income Tax Expense. Income tax expense increased to $1.6 million, or an effective rate of 31.0%, for the three months ended June 30, 2004 from $820,000, or an effective rate of 25.0%, for the three months ended June 30, 2003. Income tax expense increased to $2.8 million, or an effective rate of 30.1%, for the first six months of 2004 from $1.4 million, or an effective rate of 26.5%, for the first six months of 2003. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, the timing of the deduction of certain deductible stock-based compensation charges and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9.9 million in the six months ended June 30, 2004 and $7.7 million in the six months ended June 30, 2003. Net cash generated from operations in the six months ended June 30, 2004 and 2003 was primarily provided by net income adjusted for non-cash expenses and changes in working capital components. The most significant changes in working capital in the six months ended June 30, 2004 were due to a $2.9 million increase in accounts receivable as a result of both an increase in revenues and the timing of shipments and cash collections in the second quarter of 2004, a $1.4 million decrease in accrued expenses which was largely a result of the payment of 2003 annual bonuses in the first quarter of 2004 and $2.3 million increase related to the timing of income tax payments. The most significant changes in working capital in the six months ended June 30, 2003 were due to a $3.6 million increase in accounts receivable as a result of both an increase in revenues and the timing of shipments and cash collections in the second quarter of 2003, a $1.5 million increase in accrued expenses primarily due to the accrual of the 2003 bonus with no bonus payouts during the period and a $1.5 million increase in deferred revenue due to an increase in transactions with pending delivery requirements.

     Cash provided by investing activities was $5.9 million in the six months ended June 30, 2004 and cash used in investing activities was $6.0 million in the six months ended June 30, 2003. For the six months ended June 30, 2004, cash provided by investing activities consisted of $14.6 million net redemptions of investments. This was offset by $5.1 million related to the February 2004 acquisition of G3 Nova and $3.5 million for the purchase of property and equipment. For the six months ended June 30, 2003, cash used in investing activities consisted of $3.5 million for the net purchases of investment securities and $2.5 million for the acquisition of property and equipment.

     Financing activities provided net cash of $2.6 million in the six months ended June 30, 2004 and $971,000 in the six months ended June 30, 2003. Financing activities consisted exclusively of proceeds from the exercise of stock options.

     As of June 30, 2004, we had no material commitments for capital expenditures. Under the agreement with NetIQ, we have agreed to pay to NetIQ for the six calendar quarters commencing with the quarter ended September 30, 2003 the greater of royalties based on sales of the existing Chariot products or a minimum royalty payment of $500,000 per quarter, subject to certain credits in the event of payment of the minimum royalties. The Company also has an option, exercisable from September 1, 2004 until January 15, 2005, to purchase the remaining assets of NetIQ’s Chariot product line for a cash purchase price of $2.5 million. Additionally, we may make contingent payments of up to $2.5 million based upon sales of G3 Nova related products from July 2004 until June 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 100% from the levels as of June 30, 2004, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.

Exchange Rate Sensitivity

     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales and service operations outside of the United States, we do have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Euro, Romanian Lei and British Pound. As a result, our financial results could be affected by changes in foreign currency exchange rates. We have not engaged in foreign currency hedging to date, but we may do so in the future to decrease fluctuations in operating results due to changes in foreign currency exchange rates.

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

     (b) Changes in Internal Controls

     There was no change in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	On May 13, 2004, the Company held its 2004 Annual Meeting of Shareholders (the “Annual Meeting”).

(b)	At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast for Director	Votes Withheld
Jean-Claude Asscher	53,293,276	1,464,222
Massoud Entekhabi	47,322,099	7,435,399
Errol Ginsberg	46,703,061	8,054,437
Jon F. Rager	45,296,308	9,461,190

(i)	At the Annual Meeting, with 36,852,301 votes cast in favor and 12,671,044 votes cast against, the shareholders approved an amendment to the Company’s 1997 Stock Option Plan increasing the aggregate number of shares of Common Stock authorized for issuance thereunder by 5,000,000. There were 7,207 abstentions and 5,226,946 broker nonvotes with respect to this matter.

(ii)	At the Annual Meeting, with 38,786,416 votes cast in favor and 10,735,487 votes cast against, the shareholders approved an amendment to the Company’s Director Stock Option Plan to (a) increase the number of shares issuable thereunder by 200,000 shares, (b) increase the number of shares subject to and the vesting period of future options granted to non-employee directors upon their initial election or appointment to the Board of Directors, (c) increase the number of shares subject to future options granted to non-employee directors upon their re-election to the Board, (d) shorten the terms of future options granted under the Director Plan and (e) allow future options granted under the Director Plan, to the extent vested, to be exercised until the end of their original terms after a director ceases to be a non-employee director of the Company. There were 8,649 abstentions and 5,226,946 broker nonvotes with respect to this matter.

(iii)	At the Annual Meeting, with 46,357,803 votes cast in favor and 8,398,800 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2004. There were 895 abstentions with respect to this matter.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amended and Restated 1997 Equity Incentive Plan (1)

10.2	Amended and Restated Non-Employee Director Stock Option Plan (2)

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

Ixia filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 22, 2004 with respect to its issuance of a press release announcing Ixia’s financial results for the fiscal quarter ended March 31, 2004 (furnished under Items 7 and 12 of Form 8-K).

(1)	Incorporated by reference to Exhibit No. 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-117969) filed with the Securities and Exchange Commission on August 5, 2004.

(2)	Incorporated by reference to Exhibit No. 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-117969) filed with the Securities and Exchange Commission on August 5, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date: August 06, 2004	By:	/s/ Errol Ginsberg

Errol Ginsberg
President and Chief Executive Officer

Date: August 06, 2004	By:	/s/ Thomas B. Miller

Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications Of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications Pursuant to Rule 13a-14(b) Under The Exchange Act And 18 U.S.C. Section 1350