Form 10-Q
period 2004-09-30
IXIA
filed 2004-11-08
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	61,679,315 (Outstanding at November 3, 2004)

IXIA

IXIA

Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,444	$41,708
Short-term investments in marketable securities	23,434	22,143
Accounts receivable, net of allowance for doubtful accounts of $775 and $410 as of September 30, 2004 and December 31, 2003, respectively	23,740	17,121
Inventories	6,539	5,585
Income taxes receivable	939	2,011
Prepaid expenses and other current assets	6,876	6,927

Total current assets	119,972	95,495
Investments in marketable securities	46,191	58,072
Property and equipment, net	10,519	6,907
Goodwill	9,252	1,592
Other intangible assets, net	21,729	19,960
Other assets	3,137	2,992

Total assets	$210,800	$185,018

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,267	$806
Accrued expenses	9,519	8,825
Deferred revenues	6,021	5,436
Income taxes payable	4,073	2,897

Total current liabilities	21,880	17,964
Deferred income taxes	2,166	—

Total liabilities	24,046	17,964

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 60,766 and 59,642 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	91,004	84,048
Additional paid-in capital	49,787	48,769
Deferred stock-based compensation	—	(419)
Retained earnings	45,963	34,656

Total shareholders’ equity	186,754	167,054

Total liabilities and shareholders’ equity	$210,800	$185,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$30,092	$21,635	$81,816	$60,484
Cost of revenues(1)	5,382	4,153	14,644	11,235
Amortization of purchased technology	836	588	2,207	588

Gross profit	23,874	16,894	64,965	48,661

Operating expenses: (1)
Research and development	6,552	5,378	17,997	16,385
Sales and marketing	7,900	6,333	23,327	18,384
General and administrative	3,036	2,368	8,398	6,813
Amortization of purchased intangible assets	373	305	1,161	770

Total operating expenses	17,861	14,384	50,883	42,352

Income from operations	6,013	2,510	14,082	6,309
Interest and other income, net	597	716	1,930	2,329

Income before income taxes	6,610	3,226	16,012	8,638
Income tax expense	1,871	813	4,705	2,247

Net income	$4,739	$2,413	$11,307	$6,391

Earnings per share:
Basic	$0.08	$0.04	$0.19	$0.11
Diluted	$0.07	$0.04	$0.18	$0.10
Weighted average number of common and common equivalent shares outstanding:
Basic	60,711	58,436	60,351	58,028
Diluted	63,856	62,455	64,311	61,674

(1) Stock-based compensation included in:
Cost of revenues	$1	$33	$30	$125
Research and development	8	209	271	1,094
Sales and marketing	5	99	80	96
General and administrative	1	56	38	230

	$15	$397	$419	$1,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,307	$6,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,817	3,301
Amortization of purchased intangible assets	3,368	1,358
Provision for doubtful accounts	365	215
Stock-based compensation	419	1,545
Deferred income taxes	522	103
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,734)	(5,868)
Inventories	(872)	(282)
Income taxes receivable	1,072	—
Prepaid expenses and other current assets	487	441
Other assets	(194)	(503)
Accounts payable	1,143	362
Accrued expenses	220	4,618
Deferred revenue	309	2,500
Income taxes payable	2,216	961

Net cash provided by operating activities	16,445	15,142

Cash flows from investing activities:
Purchases of property and equipment	(6,320)	(3,136)
Purchases of marketable securities	(18,410)	(43,733)
Proceeds from marketable securities	29,000	32,535
Purchase of technology and other intangible assets	(1,437)	(344)
Payments in connection with acquisitions	(5,735)	(18,138)

Cash used in investing activities	(2,902)	(32,816)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,193	1,854

Net cash provided by financing activities	3,193	1,854

Net increase (decrease) in cash and cash equivalents	16,736	(15,820)
Cash and cash equivalents at beginning of period	41,708	58,865

Cash and cash equivalents at end of period	$58,444	$43,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Notes to Condensed Consolidated Financial Statements

September 30, 2004
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

     The accompanying condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2004 or any other future period.

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

3.	Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$2,396	$2,085
Work in process	1,813	1,718
Finished goods	2,330	1,782

	$6,539	$5,585

4.	Stock-Based Compensation

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

     As prescribed by SFAS 123, the Company calculated the fair value of each option grant on the respective dates of grant. The Company used the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected lives (in years)	3.7	4.0	3.7	4.0
Risk-free interest rates	3.0%	3.0%	3.0%	2.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	68.0%	107.0%	95.4%	109.0%

     Expected volatility is based on the Company’s past experience, adjusted, if necessary, to reflect ways in which current information indicates that the future is reasonably expected to differ from the past. During the third quarter of 2004 and in connection with a third party assessment, the Company refined its calculation of expected volatility, as permitted by SFAS 123, to better estimate future fluctuations over the expected lives of granted options.

     The following table illustrates the effect on stock-based compensation, net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Stock-based compensation:
As reported	$15	$397	$419	$1,545
Additional stock-based compensation expense determined under the fair value method, net of income tax	3,878	2,558	10,769	7,378

Pro forma	$3,893	$2,955	$11,188	$8,923

Net income (loss):
As reported	$4,739	$2,413	$11,307	$6,391
Additional stock-based compensation expense determined under the fair value method, net of income tax	3,878	2,558	10,769	7,378

Pro forma	$861	$(145)	$538	$(987)

Basic net income (loss) per share:
As reported	$0.08	$0.04	$0.19	$0.11
Pro forma	$0.01	$0.00	$0.01	$(0.02)
Diluted net income (loss) per share:
As reported	$0.07	$0.04	$0.18	$0.10
Pro forma	$0.01	$0.00	$0.01	$(0.02)

IXIA

Notes to Condensed Consolidated Financial Statements

5.	Earnings Per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic presentation
Numerator:
Net income	$4,739	$2,413	$11,307	$6,391

Denominator:
Weighted average common shares	60,711	58,445	60,351	58,056
Adjustment for common shares subject to repurchase	—	(9)	—	(28)

Denominator for basic calculation	60,711	58,436	60,351	58,028

Basic earnings per share	$0.08	$0.04	$0.19	$0.11

Diluted presentation
Denominator:
Shares used above	60,711	58,436	60,351	58,028
Weighted average effect of dilutive securities:
Stock options and warrants	3,145	4,010	3,960	3,618
Common shares subject to repurchase	—	9	—	28

Denominator for diluted calculation	63,856	62,455	64,311	61,674

Diluted earnings per share	$0.07	$0.04	$0.18	$0.10

6.	Concentrations

International Revenues:

     Net revenues from international product shipments were $7.3 million and $6.2 million for the three months ended September 30, 2004 and 2003, respectively, and $21.6 million and $17.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Significant Customer:

     For the three and nine months ended September 30, 2004 and 2003, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Amount of net revenues	$9,137	$6,370	$28,883	$18,614
As a percentage of total net revenues	30%	29%	35%	31%

     As of September 30, 2004 and December 31, 2003, the Company had receivable balances from the customer approximating 29% and 20%, respectively, of total accounts receivable.

IXIA

Notes to Condensed Consolidated Financial Statements

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

     The purchase price of $9.8 million included $5.5 million in cash, 307,020 shares of the Company’s common stock valued at $3.8 million and legal and other acquisition costs of $196,000. In addition, a contingent payment of up to $2.5 million may be paid based upon sales of G3 Nova products from July 2004 until June 2005. For the three months ended September 30, 2004, $384,000 of the contingent payment had been earned. Contingent payments earned are reflected as additional goodwill when or if payments become due. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$355
Property and equipment	131
Intangible assets	3,700
Goodwill	7,659

Total assets acquired	11,845
Current liabilities assumed	(2,001)

Net assets acquired	$9,844

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

     The following table summarizes the pro forma revenue, net income and earnings per share had the G3 Nova acquisition occurred on January 1, 2004 and 2003, respectively (in thousands, except per share data):

	Nine months ended
	September 30,
	2004	2003
Net revenues	$82,142	$62,202
Net income	10,948	6,096
Earnings per share:
Basic	0.18	0.10
Diluted	0.17	0.10

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

IXIA

Notes to Condensed Consolidated Financial Statements

8.	Recent Accounting Pronouncements

     In March 2004, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF No. 03-1 requires disclosures about investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in an unrealized loss position and are designed to help financial statement users analyze a company’s unrealized losses and better understand the basis for any management conclusion that the impairment is temporary. All new disclosures are effective for the annual reporting period ending December 31, 2004. The Company anticipates that the adoption of EITF No. 03-1 will not have a material impact on our financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004, or for any other future period. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

     The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended				Nine months ended
	September 30,				September 30,
Product Category	2004		2003		2004		2003
	(in thousands, except percentages)
Ethernet	$20,307	67.5%	$14,062	65.0%	$53,099	64.9%	$40,070	66.2%
SONET	2,162	7.2	2,214	10.2	6,075	7.4	5,964	9.9
Software	3,966	13.1	2,740	12.7	12,206	14.9	6,970	11.5
Chassis and other	3,657	12.2	2,619	12.1	10,436	12.8	7,480	12.4

Total	$30,092	100.0%	$21,635	100.0%	$81,816	100.0%	$60,484	100.0%

     Sales to our five largest customers collectively accounted for approximately $13.4 million or 44.6% of our net revenues for the three months ended September 30, 2004 and $9.2 million or 42.7% of our net revenues for the three months ended September 30, 2003. Sales to our five largest customers collectively accounted for approximately $38.8 million or 47.4% of our net revenues for the nine months ended September 30, 2004 and $26.1 million or 43.2% of our net revenues for the nine months ended September 30, 2003. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and to the extent we develop a broader and more diverse customer base, we anticipate that our reliance on any one customer will diminish.

     Net Revenues. Our revenues consist primarily of hardware and software product sales. In some instances our software products are installed on and used in conjunction with our hardware products. At other times our software products are installed and run on other companies’ hardware. Typically our software does not require significant modification or customization, and our sales do not involve any significant future obligations. Accordingly, revenue from product sales is generally recognized upon shipment. We warrant the hardware and software components of our products for up to one year after sale. At the time of sale we defer the portion of our revenues that relates to our post-contract support and recognize it ratably over the service period. Revenues from maintenance contracts are deferred and recognized ratably over the terms of the contracts, which is generally one year.

     Cost of Revenues. Our cost of revenues consists primarily of materials, payments to third party manufacturers, salaries and related expenses for manufacturing personnel and the warranty cost of hardware to be replaced during the one-year warranty period. We outsource the majority of our manufacturing operations, though we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our Calabasas, California facility. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. Cost of revenues also includes royalties and amortization of purchased technology such as the rights and technology acquired from NetIQ Corporation related to our IxChariot products in July 2003 and the amortization of purchased technology from the February 2004 G3 Nova acquisition related to our IxVoice products.

     Gross Margins. Gross margins of our various interface cards and software products have generally been consistent and have exceeded the gross margins of our chassis. In general, our gross margins are primarily affected by the following factors:

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

     Research and development expenses consist primarily of salaries and related personnel and consulting costs related to the design, development, testing and enhancements of our systems. We expense our research and development costs as they are incurred. We also depreciate over a five-year period the cost of our systems used for internal purposes. In the near term, we expect research and development expenses to increase in dollar terms as we seek to attain our strategic product development objectives and to meet changing customer requirements and technological advances.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing and customer support functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase in dollar terms in the near term, but decline as a percentage of net revenues.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses, including rent. In the near term, we expect modest sequential increases in general and administrative expenses as the Company continues to grow and as we continue to test our internal controls to comply with the Sarbanes-Oxley Act of 2002.

     Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their useful lives. Periodically we review goodwill and other intangible assets for impairment. An impairment charge would be recorded to the extent that the carrying value exceeds the fair value in the period that the impairment circumstances occurred.

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

     Income Tax. Income tax expense is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and the effects of equity compensation plans.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	17.9	19.2	17.9	18.6
Amortization of purchased technology	2.8	2.7	2.7	1.0

Gross profit	79.3	78.1	79.4	80.4
Operating expenses: (1)
Research and development	21.8	24.9	22.0	27.1
Sales and marketing	26.3	29.3	28.5	30.4
General and administrative	10.1	10.9	10.3	11.2
Amortization of purchased intangible assets	1.2	1.4	1.4	1.3

Total operating expenses	59.4	66.5	62.2	70.0

Income from operations	19.9	11.6	17.2	10.4
Interest and other income, net	2.0	3.3	2.4	3.9

Income before income taxes	21.9	14.9	19.6	14.3
Income tax expense	6.2	3.7	5.8	3.7

Net income	15.7%	11.2%	13.8%	10.6%

(1) Stock-based compensation included in:
Cost of revenues	0.0%	0.1%	0.0%	0.2%
Research and development	0.1	1.0	0.3	1.8
Sales and marketing	0.0	0.4	0.1	0.2
General and administrative	0.0	0.3	0.1	0.4

	0.1%	1.8%	0.5%	2.6%

Comparison of Three and Nine Months Ended September 30, 2004 and 2003

     Net Revenues. In the third quarter of 2004, net revenues increased 39.1% to $30.1 million from the $21.6 million recorded in the third quarter of 2003. For the first nine months of 2004, net revenues increased 35.3% to $81.8 million from the $60.5 million recorded in the first nine months of 2003. These increases were primarily related to strong sales of our gigabit and 10 gigabit Ethernet products across a wide range of geographic regions and customer categories. In the third quarter of 2004, revenues from Cisco, our largest account, grew by $2.8 million, or 43.4%, to $9.1 million, contributing 32.7% of our total revenue growth from the third quarter of last year. During the third quarter of 2004, revenues from non-Cisco accounts grew by $5.7 million, or 37.3%, to $21.0 million, contributing 67.3% of our total revenue growth from the same period of last year. For the first nine months of 2004, revenues from Cisco grew by $10.3 million, or 55.2%, to $28.9 million. During the first nine months of 2004, revenues from non-Cisco accounts grew by $12.1 million, or 28.8%, to $53.9 million.

     Gross Profit. In the third quarter of 2004, gross profit increased 41.3% to $23.9 million from the $16.9 million recorded in the third quarter of 2003. For the first nine months of 2004, gross profit increased 33.5% to $65.0 million from the $48.7 million recorded in the first nine months of 2003. Gross profit as a percentage of net revenues increased in the third quarter of 2004 to 79.3% from 78.1% for the third quarter of 2003. This increase in the gross profit percentage was primarily a result of decreasing the royalty expense for the Chariot product to $500,000 in the third quarter of 2004 from $742,000 in the third quarter of 2003. For the first nine months of 2004, gross profit as a percentage of net revenues decreased to 79.4% from 80.4% in the first nine months of 2003. This decrease in the gross profit percentage was primarily a result of the $1.6 million increase in amortization of purchased technology expenses related to the acquisition of G3 Nova in February 2004.

     Research and Development Expenses. In the third quarter of 2004, research and development expenses increased 21.8% to $6.6 million from the $5.4 million recorded in the third quarter of 2003. This increase included approximately $1.1 million in compensation and related benefit costs due to the addition of engineering personnel through internal hiring and acquisitions, and due to an increase in bonus expense attributable to improved operating results. This increase was partially offset by reduced stock-based compensation of approximately $201,000 in the third quarter of 2004. For the first nine months of 2004, research and development expenses increased 9.8% to $18.0 million from the $16.4 million recorded in the first nine months of 2003. This increase included a $2.4 million increase in compensation and related benefit costs due to the addition of engineering personnel through internal hiring and acquisitions, and due to an increase in bonus expense attributable to improved operating results. This increase was partially offset by an $823,000 reduction in the amortization of deferred stock-based compensation related to individuals engaged in research and development activities.

     Sales and Marketing Expenses. In the third quarter of 2004, sales and marketing expenses increased 24.7% to $7.9 million from the $6.3 million recorded in the third quarter of 2003. This increase included a $719,000 increase in compensation and related benefit costs as a result of increases in the number of direct sales and marketing personnel and a $532,000 increase in commissions paid to sales representatives and direct sales employees as a result of increased sales. For the first nine months of 2004, sales and marketing expenses increased 26.9% to $23.3 million from the $18.4 million recorded in the first nine months of 2003. This increase included a $2.4 million increase in compensation and related benefit costs as a result of increases in the number of direct sales and marketing personnel and a $1.2 million increase in commissions paid to sales representatives and direct sales employees as a result of increased sales.

     General and Administrative Expenses. In the third quarter of 2004, general and administrative expenses increased 28.2% to $3.0 million from the $2.4 million recorded in the third quarter of 2003. This increase included a $267,000 increase in professional services, primarily related to the documentation and testing of our internal controls to comply with the Sarbanes-Oxley Act of 2002 and approximately $200,000 related to compensation and related benefits costs due to a modest increase in the number of general and administrative employees and bonus expense attributable to improved operating results. For the first nine months of 2004, general and administrative expenses increased 23.3% to $8.4 million from the $6.8 million recorded in the first nine months of 2003. This increase included a $458,000 increase in professional services, primarily relating to documenting and testing our internal controls to comply with the Sarbanes-Oxley Act of 2002, and a $615,000 increase related to additional compensation and related benefits costs due to a modest increase in the number of general and administrative employees and an increase in bonus expense attributable to improved operating results.

     Amortization of Purchased Intangible Assets. In the third quarter of 2004, amortization of purchased intangible assets increased to $373,000 from the $305,000 recorded in the third quarter of 2003. This increase was largely a result of an increase in intangible assets associated with acquiring all of the outstanding capital stock of G3 Nova in February 2004. For the first nine months of 2004, amortization of purchased intangible assets increased to $1.2 million from the $770,000 recorded in the first nine months of 2003. This increase was largely a result of an increase in intangible assets associated with certain rights related to the Chariot products acquired from NetIQ Corporation in July 2003 and with acquiring all of the outstanding capital stock of G3 Nova in February 2004.

     Interest and Other Income, Net. Interest and other income, net decreased to $597,000 for the three months ended September 30, 2004 from the $716,000 recorded for the three months ended September 30, 2003. For the first nine months of 2004, interest and other income, net decreased to $1.9 million from the $2.3 million recorded in the first nine months of 2003. These decreases were primarily the result of losses on transactions denominated in foreign currencies. We incurred minimal interest expense in the three and nine months ended September 30, 2004 and 2003.

     Income Tax Expense. Income tax expense increased to $1.9 million, or an effective rate of 28.3%, for the three months ended September 30, 2004 from $813,000, or an effective rate of 25.2%, for the three months ended September 30, 2003. Income tax expense increased to $4.7 million, or an effective rate of 29.4%, for the first nine months of 2004 from $2.2 million, or an effective rate of 26.0%, for the first nine months of 2003. The differences between the effective rates and the statutory rates were primarily due to the impact of non-deductible stock-based compensation charges, the timing of the deduction of certain deductible stock-based compensation charges and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $16.4 million in the nine months ended September 30, 2004 and $15.1 million in the nine months ended September 30, 2003. Net cash generated from operations in the nine months ended September 30, 2004 and 2003 was primarily provided by net income adjusted for non-cash expenses and changes in working capital components. The most significant changes in working capital in the nine months ended September 30, 2004 were due to a $6.7 million increase in accounts receivable as a result of both an increase in revenues and the timing of shipments in the third quarter of 2004, a $2.2 million increase related to the timing of income tax payments and a $1.1 million increase in accounts payable as a result of the timing of vendor payments in accordance with standard terms. The most significant changes in working capital in the nine months ended September 30, 2003 were due to a $5.9 million increase in accounts receivable as a result of both an increase in revenues and the timing of shipments in the third quarter of 2003, a $4.6 million increase in accrued expenses primarily due to the accrual of the 2003 bonus with no bonus payouts during the period and royalty accrual related to the Chariot product and a $2.5 million increase in deferred revenue due to an increase in warranty service obligations, which are deferred and recognized ratably over the warranty period.

     Cash used in investing activities was $2.9 million in the nine months ended September 30, 2004 and was $32.8 million in the nine months ended September 30, 2003. For the nine months ended September 30, 2004, cash used consisted of $5.7 million related to the February 2004 acquisition of G3 Nova and subsequently earned contingent payments based upon sales of G3 Nova products. Additionally, $6.3 million was used for the purchase of property and equipment. These usages were offset by $10.6 million net redemptions of marketable securities. For the nine months ended September 30, 2003, cash used in investing activities consisted of $18.1 million related to the July 2003 acquisition of technology and certain other rights associated with NetIQ’s Chariot products, $11.2 million for the net purchases of marketable securities and $3.1 million for the acquisition of property and equipment.

     Financing activities provided net cash of $3.2 million in the nine months ended September 30, 2004 and $1.9 million in the nine months ended September 30, 2003. Financing activities consisted exclusively of proceeds from the exercise of stock options.

     As of September 30, 2004, we had no material commitments for capital expenditures. Under the agreement with NetIQ, we have agreed to pay to NetIQ for the six calendar quarters commencing with the quarter ended September 30, 2003 the greater of royalties based on sales of the existing Chariot products or a minimum royalty payment of $500,000 per quarter, subject to certain credits in the event of payment of the minimum royalties. The Company also has an option, exercisable from September 1, 2004 until January 15, 2005, to purchase the remaining assets of NetIQ’s Chariot product line for a cash purchase price of $2.5 million. Additionally, we may make additional contingent payments of up to $2.5 million based upon sales of G3 Nova related products from July 2004 until June 2005. As of September 30, 2004, contingent payments earned related to the G3 Nova products totaled $384,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by ten percent from the levels as of September 30, 2004, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.

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

     There was no change in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IXIA

Date: November 8, 2004	By:	/s/ Errol Ginsberg

Errol Ginsberg
President and Chief Executive Officer

Date: November 8, 2004	By:	/s/ Thomas B. Miller

Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002