Form 10-Q
period 2005-03-31
IXIA
filed 2005-05-09
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 000-31523

IXIA

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4635982 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	64,307,385 (Outstanding at April 28, 2005)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$25,039	$16,383
Short-term investments in marketable securities	100,600	81,757
Accounts receivable, net of allowance for doubtful accounts of $717 and $842 as of March 31, 2005 and December 31, 2004, respectively	22,379	22,069
Inventories	6,903	6,669
Income taxes receivable	1,655	1,696
Prepaid expenses and other current assets	7,304	6,634

Total current assets	163,880	135,208

Investments in marketable securities	36,893	49,015
Property and equipment, net	13,589	12,268
Goodwill	11,377	11,377
Intangible assets, net	21,775	23,031
Other assets	10,730	5,410

Total assets	$258,244	$236,309

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,210	$1,556
Accrued expenses	8,512	13,181
Deferred revenues	7,468	7,032
Income taxes payable	4,481	4,203

Total current liabilities	21,671	25,972
Deferred income taxes	3,600	3,411

Total liabilities	25,271	29,383

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 64,275 and 62,459 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	109,363	100,144
Additional paid-in capital	60,746	53,247
Retained earnings	62,864	53,535

Total shareholders’ equity	232,973	206,926

Total liabilities and shareholders’ equity	$258,244	$236,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Net revenues	$38,414	$24,913
Cost of revenues(1)	5,845	4,411
Amortization of purchased technology	942	639

Gross profit	31,627	19,863

Operating expenses:(1)
Research and development	7,546	5,824
Sales and marketing	9,475	7,710
General and administrative	3,605	2,398
Amortization of intangible assets	342	409

Total operating expenses	20,968	16,341

Income from operations	10,659	3,522
Interest and other income, net	896	738

Income before income taxes	11,555	4,260
Income tax expense	2,226	1,238

Net income	$9,329	$3,022

Earnings per share:
Basic	$0.15	$0.05
Diluted	$0.14	$0.05

Weighted average number of common and common equivalents shares outstanding:
Basic	63,355	59,892
Diluted	68,516	64,837

______________________ (1) Stock-based compensation included in:
Cost of revenues	$—	$23
Research and development	—	161
Sales and marketing	—	53
General and administrative	—	35

	$—	$272

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,329	$3,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,008	1,060
Amortization of intangible assets	1,284	1,048
Allowance for doubtful accounts	(125)	75
Stock-based compensation	—	272
Deferred income taxes	(5,481)	—
Tax benefit from stock option transactions	7,499	538
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(185)	1,022
Inventories	(234)	526
Income taxes receivable	41	625
Prepaid expenses and other current assets	(307)	41
Other assets	(13)	(317)
Accounts payable	(346)	278
Accrued expenses	(313)	(1,619)
Deferred revenues	436	(163)
Income taxes payable	278	(171)

Net cash provided by operating activities	12,871	6,237

Cash flows from investing activities:
Purchases of property and equipment	(2,329)	(1,625)
Purchases of available-for-sale securities	(36,001)	(11,225)
Proceeds from available-for-sale securities	22,076	3,150
Purchases of held-to-maturity securities	—	(6,646)
Proceeds from held-to-maturity securities	7,204	11,000
Purchases of technology and other intangible assets	(28)	(84)
Payments in connection with acquisitions	(4,356)	(5,082)

Cash used in investing activities	(13,434)	(10,512)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,219	1,018

Net cash provided by financing activities	9,219	1,018

Net increase (decrease) in cash and cash equivalents	8,656	(3,257)
Cash and cash equivalents at beginning of period	16,383	21,133

Cash and cash equivalents at end of period	$25,039	$17,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Notes to Condensed Consolidated Financial Statements

March 31, 2005
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

2. Basis of Presentation

     The accompanying condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2005 or any other future period.

     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Certain reclassifications have been made to prior period financial statements to conform to the current presentation. For the quarter ended March 31, 2004, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term marketable securities. This change in classification does not affect previously reported cash flows from operating or from financing activities in our previously reported consolidated statements of cash flows, or our previously reported consolidated statements of income for any period.

3. Inventories

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$1,140	$1,665
Work in process	2,908	2,808
Finished goods	2,855	2,196

	$6,903	$6,669

IXIA

Notes to Condensed Consolidated Financial Statements

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

     The Company calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Three months ended March 31,
	2005	2004
Expected lives (in years)	3.8	3.6
Risk-free interest rates	3.8%	2.4%
Dividend yield	0.0%	0.0%
Expected volatility	62.2%	101.0%

     The following table illustrates the effect on stock-based compensation, net income and earnings per share on a pro forma basis as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Stock-based compensation:
As reported	$—	$272
Additional stock-based compensation expense determined under the fair value method, net of income tax	1,951	2,724

Pro forma	$1,951	$2,996

Net income:
As reported	$9,329	$3,022
Additional stock-based compensation expense determined under the fair value method, net of income tax	1,951	2,724

Pro forma	$7,378	$298

Basic earnings per share:
As reported	$0.15	$0.05
Pro forma	$0.12	$0.00

Diluted earnings per share:
As reported	$0.14	$0.05
Pro forma	$0.11	$0.00

     For the three months ended March 31, 2004, the pro forma net income has been adjusted for additional stock-based compensation expense, net of taxes, by approximately $228,000 to include the effects of the Company’s employee stock purchase plan and the tax effects of certain stock-based compensation transactions.

IXIA

Notes to Condensed Consolidated Financial Statements

5. Earnings Per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Numerator:
Net income	$9,329	$3,022

Denominator:
Basic presentation:
Weighted average common shares	63,355	59,892

Denominator for basic calculation	63,355	59,892

Diluted presentation:
Shares used above	63,355	59,892
Weighted average effect of dilutive stock options and warrants	5,161	4,945

Denominator for diluted calculation	68,516	64,837

Basic earnings per share	$0.15	$0.05

Diluted earnings per share	$0.14	$0.05

6. Concentrations

International Revenues:

     Net revenues from international product shipments were $11.9 million and $7.9 million for the three months ended March 31, 2005 and 2004, respectively.

Significant Customer:

     For the three months ended March 31, 2005 and 2004, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended March 31,
	2005	2004
Amount of net revenues	$14,983	$8,769
As a percentage of total net revenues	39%	35%

     As of March 31, 2005 and December 31, 2004, the Company had receivable balances from the customer approximating 24% and 22%, respectively, of total accounts receivable.

IXIA

Notes to Condensed Consolidated Financial Statements

7. Acquisition of G3 Nova Technology, Inc.

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

     The purchase agreement also provided for a contingent earnout payment of up to $2.5 million to be paid to the sellers based upon sales of G3 Nova products from July 2004 through June 2005. Based on orders received for G3 Nova products from July 2004 through December 2004, management believes that it is beyond a reasonable doubt that the contingent payment will be earned; $600,000 of this was paid in November of 2004 and the remaining $1.9 million was paid in January 2005. The Company recorded the entire contingent payment of $2.5 million in its December 31, 2004 financial statements as additional goodwill.

8. Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company is evaluating the requirements of SFAS 123R and, given that the Company has historically granted a significant amount of stock options to employees, expect that the adoption of SFAS 123R will have a material adverse impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the fair value model or transition method that the Company will adopt, or the effect of adopting SFAS 123R including whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. In April 2005, the Securities and Exchange Commission (“SEC”) approved a rule delaying the effective date of SFAS 123R. The Company will adopt SFAS 123R effective January 1, 2006.

IXIA

Notes to Condensed Consolidated Financial Statements

     In March 2005, the SEC staff issued guidance on SFAS 123R. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 provides guidance regarding valuation models, expected volatility and expected term. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005, or for any other future period. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

OVERVIEW

     We are a provider of technology and systems that allow customers to test and measure the performance, functionality, and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, and verifying conformance to industry specifications. We offer a single hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs) which allows customers to create a fully integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. Our telephony test suite is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks and Voice over IP technology, devices, and systems. Customers also use our performance applications to test and verify web, Internet, security, and business applications.

     The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended March 31,
Product Category	2005		2004
	(in thousands, except percentages)
Ethernet	$24,389	63.5%	$15,329	61.5%
SONET	1,766	4.6	2,488	10.0
Software	6,902	18.0	3,965	15.9
Chassis and other	5,357	13.9	3,131	12.6

Total	$38,414	100.0%	$24,913	100.0%

     Sales to our five largest customers collectively accounted for approximately $20.4 million or 53.0% of our net revenues for the three months ended March 31, 2005 and $13.0 million or 52.4% of our net revenues for the three months ended March 31, 2004. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and to the extent we develop a broader and more diverse customer base, our reliance on any one customer will diminish.

     Net Revenues. Our revenues consist primarily of hardware and software product sales. In some instances our software products are installed and run on other companies’ hardware. At other times, our software products are installed on our hardware products and are an integral part of the functionality of the hardware. Our products are fully functional at the time of shipment and do not require significant production, modification or customization. Accordingly, revenues from product sales is recognized upon shipment provided that (1) a purchase order has been received or a contract has been executed; (2) title has transferred; (3) the fee is fixed and determinable; and (4) collectibility is deemed probable. When a sale involves multiple elements (typically sales of products that include warranty support and services), the entire fee from the arrangement is allocated to each respective element based on vendor-specific objective evidence (“VSOE”) of fair value. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon renewal pricing. Revenue is recognized on multiple element arrangements as each element is delivered, provided the other revenue recognition criteria noted above have also been met. Warranty support and service revenue is deferred and recognized ratably over the period during which the services are to be performed.

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

     Cost of Revenues. Our cost of revenues consists of materials, payments to third party manufacturers, salaries and related expenses for manufacturing personnel and the warranty cost of hardware to be replaced during the warranty period, typically one-year. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. Cost of revenues also includes royalties and amortization of purchased intangible assets in connection with our acquisitions of certain products and technologies.

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

     Operating Expenses. We generally recognize our operating expenses as we incur them in four major operational categories: research and development, sales and marketing, general and administrative, and amortization of intangible assets.

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

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales and marketing and customer support functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase in dollar terms in the near term related to anticipated increases in headcount and higher sales volumes.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses, including rent. In the near term, we expect modest sequential increases in general and administrative expenses as we continue to build out our administrative infrastructure to support our anticipated growth.

     Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their useful lives. Periodically we review goodwill and other intangible assets for impairment. An impairment charge would be recorded to the extent that the carrying value exceeds the fair value in the period that the impairment circumstances occurred.

     Interest and Other Income, Net. Interest and other income, net represents interest on cash and a variety of securities, including commercial paper, money market funds, and government, federal agency and corporate debt securities, and certain foreign currency gains and losses.

     Income Tax. Income tax expense is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and the effects of equity compensation plans.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended
	March 31,
	2005	2004
Net revenues	100.0%	100.0%
Cost of revenues(1)	15.2	17.7
Amortization of purchased technology	2.5	2.6

Gross profit	82.3	79.7
Operating expenses:(1)
Research and development	19.6	23.4
Sales and marketing	24.7	31.0
General and administrative	9.4	9.6
Amortization of intangible assets	0.9	1.6

Total operating expenses	54.6	65.6

Income from operations	27.7	14.1
Interest and other income, net	2.4	3.0

Income before income taxes	30.1	17.1
Income tax expense	5.8	5.0

Net income	24.3%	12.1%

______________________ (1) Stock-based compensation included in:
Cost of revenues	—	0.1%
Research and development	—	0.7
Sales and marketing	—	0.2
General and administrative	—	0.1

	—	1.1%

Comparison of Three Months Ended March 31, 2005 and 2004

     Net Revenues. In the first quarter of 2005, net revenues increased 54.2% to $38.4 million from the $24.9 million recorded in the first quarter of 2004. This growth in net revenues was largely a result of the $9.1 million increase in sales of our Ethernet products, especially our 10 Gigabit and Gigabit TXS Ethernet Load Modules, and the $2.9 million increase in sales of certain of our software products, including IxChariot, IxVoice and IxANVL. In the first quarter of 2005, revenues from Cisco, our largest account, grew by $6.2 million, or 70.9%, to $15.0 million, contributing 46.0% of our total revenue growth from the first quarter of 2004. During the first quarter of 2005, revenues from non-Cisco accounts grew by $7.3 million, or 45.7%, to $23.4 million, contributing 54.0% of our total revenue growth from the same period of last year.

     Gross Profit. In the first quarter of 2005, gross profit increased 59.2% to $31.6 million from the $19.9 million recorded in the first quarter of 2004. Gross profit as a percentage of net revenues increased in the first quarter of 2005 to 82.3% from 79.7% for the first quarter of 2004. This increase in the gross profit percentage was primarily a result of the elimination of a $500,000 minimum quarterly Chariot royalty which ended in the fourth quarter of 2004.

     Research and Development Expenses. In the first quarter of 2005, research and development expenses increased 29.6% to $7.5 million from the $5.8 million recorded in the first quarter of 2004. This increase primarily related to higher compensation and related benefit costs of $1.0 million due to the addition of engineering personnel and higher consulting costs of $279,000 due largely to product development activities in India.

     Sales and Marketing Expenses. In the first quarter of 2005, sales and marketing expenses increased 22.9% to $9.5 million from the $7.7 million recorded in the first quarter of 2004. This increase was primarily due to the addition of direct sales and marketing personnel, and their associated commissions and benefits, which resulted in an increase of $1.5 million in sales and marketing expenses in the first quarter of 2005 compared to 2004. As a percentage of revenues, sales and marketing expenses declined 24.7% in the first quarter of 2005, compared to 31.0% in the same period of last year as we further leveraged our direct sales and marketing teams.

     General and Administrative Expenses. In the first quarter of 2005, general and administrative expenses increased 50.3% to $3.6 million from the $2.4 million recorded in the first quarter of 2004. This increase was primarily due to the expansion of our administrative infrastructure to support our growth and legal expenses primarily related to general business issues and ongoing litigation. Administrative expansion efforts resulted in increased salary and benefit costs of $371,000, higher recruiting costs of approximately $90,000 and additional depreciation expense of nearly $80,000 in the first quarter of 2005 compared to 2004. Additionally, legal costs increased by approximately $346,000 in the first quarter of 2005 compared to 2004.

     Amortization of Intangible Assets. In the first quarter of 2005, amortization of intangible assets decreased to $342,000 from the $409,000 recorded in the first quarter of 2004. This decrease was largely a result of the completion of amortization of certain intangible assets associated with acquiring all of the outstanding capital stock of G3 Nova in February 2004.

     Interest and Other Income, Net. Interest and other income, net increased to $896,000 for the three months ended March 31, 2005 from the $738,000 recorded for the three months ended March 31, 2004. This increase was largely attributable to increased interest income due to our larger investment balances held during the first quarter of 2005 compared to 2004. We incurred minimal interest expense in the first quarters of 2005 and 2004.

     Income Tax Expense. Income tax expense increased to $2.2 million, or an effective rate of 19.3%, for the three months ended March 31, 2005 from $1.2 million, or an effective rate of 29.1%, for the three months ended March 31, 2004. The effective tax rate in the first quarter of 2005 and 2004 differs from the statutory rate primarily due to research and development tax credits and the tax benefits from the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $12.9 million in the three months ended March 31, 2005 and $6.2 million in the three months ended March 31, 2004. Net cash generated from operations in the three months ended March 31, 2005 was primarily provided by net income of $9.3 million adjusted for non-cash expenses, including an increase of $7.5 million related to certain tax benefits of stock option transactions, partially offset by an increase in net deferred tax assets of $5.5 million. Net cash generated from operations in the three months ended March 31, 2004 was primarily provided by net income of $3.0 million adjusted for non-cash expenses, including depreciation of $1.1 million and amortization of intangible assets of $1.0 million, and changes in working capital components, including a $1.6 million decrease in accrued expenses primarily due to the payment of the 2003 bonus in the first quarter of 2004 and a $1.0 million decrease in accounts receivable as a result of the timing of collections from customers in the first quarter of 2004.

     Cash used in investing activities was $13.4 million in the three months ended March 31, 2005 and was $10.5 million in the three months ended March 31, 2004. For the three months ended March 31, 2005, cash used consisted of $6.7 million related to the net purchases of marketable securities, a $1.9 million payment related to the G3 Nova contingent earnout, a $2.5 million payment related to the purchase of the remaining assets of the NetIQ Chariot business, and $2.3 million for the purchase of property and equipment. For the three months ended March 31, 2004, cash used in investing activities consisted of $5.1 million related to the February 2004 acquisition of G3 Nova, $3.7 million related to the net purchases of marketable securities and $1.6 million for the acquisition of property and equipment.

     Financing activities provided $9.2 million in the three months ended March 31, 2005 and $1.0 million in the three months ended March 31, 2004. Financing activities consisted exclusively of proceeds from the exercise of stock options.

     As of March 31, 2005, we had no material commitments for capital expenditures. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings with the Securities and Exchange Commission under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency debt securities, corporate debt securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by ten percent from the levels as of March 31, 2005, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.

Exchange Rate Sensitivity

     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales and service operations outside of the United States, we do have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee and British Pound. As a result, our financial results could be affected by changes in foreign currency exchange rates. We have not engaged in foreign currency hedging to date, but we expect to enter into forward contracts in the future to decrease the risk of changes in foreign currency exchange rates.

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

     (b) Changes in Internal Controls

     There was no change in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IXIA

Date:	May 9, 2005	By:	/s/ Errol Ginsberg

Errol Ginsberg President and Chief Executive Officer

Date:	May 9, 2005	By:	/s/ Thomas B. Miller

Thomas B. Miller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002