Form 10-Q
period 2005-06-30
IXIA
filed 2005-08-09
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	66,032,313 (Outstanding at August 5, 2005)

IXIA

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

		Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004	4

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	17

	Item 5.	Other Information	17

	Item 6.	Exhibits	17

SIGNATURES			19
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,821	$16,383
Short-term investments in marketable securities	135,224	81,757
Accounts receivable, net of allowance for doubtful accounts of $780 and $842 as of June 30, 2005 and December 31, 2004, respectively	27,325	22,069
Inventories	7,264	6,669
Deferred income taxes	3,672	3,756
Income taxes receivable	560	1,696
Prepaid expenses and other current assets	3,342	2,878

Total current assets	188,208	135,208
Investments in marketable securities	39,885	49,015
Property and equipment, net	15,385	12,268
Deferred income taxes	14,172	4,798
Goodwill	11,377	11,377
Intangible assets, net	20,580	23,031
Other assets	307	612

Total assets	$289,914	$236,309

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,770	$1,556
Accrued expenses	9,827	13,181
Deferred revenues	8,943	7,032
Income taxes payable	5,244	4,203

Total current liabilities	25,784	25,972

Deferred income taxes	3,801	3,411

Total liabilities	29,585	29,383

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 65,795 and 62,459 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	120,931	100,144
Additional paid-in capital	66,768	53,247
Retained earnings	72,630	53,535

Total shareholders’ equity	260,329	206,926

Total liabilities and shareholders’ equity	$289,914	$236,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	$41,326	$26,811	$79,740	$51,724
Cost of revenues(1)	6,349	4,851	12,194	9,262
Amortization of purchased technology	943	732	1,885	1,371

Gross profit	34,034	21,228	65,661	41,091

Operating expenses: (1)
Research and development	7,974	5,621	15,520	11,445
Sales and marketing	9,950	7,717	19,425	15,427
General and administrative	3,914	2,964	7,519	5,362
Amortization of intangible assets	286	379	628	788

Total operating expenses	22,124	16,681	43,092	33,022

Income from operations	11,910	4,547	22,569	8,069
Interest and other income, net	1,229	595	2,125	1,333

Income before income taxes	13,139	5,142	24,694	9,402
Income tax expense	3,373	1,596	5,599	2,834

Net income	$9,766	$3,546	$19,095	$6,568

Earnings per share:
Basic	$0.15	$0.06	$0.30	$0.11
Diluted	$0.14	$0.06	$0.28	$0.10

Weighted average number of common and common equivalent shares outstanding:
Basic	64,862	60,447	64,112	60,170
Diluted	69,391	64,308	68,944	64,528
___________________________________________
(1) Stock-based compensation included in:
Cost of revenues	$—	$6	$—	$29
Research and development	—	102	—	263
Sales and marketing	—	22	—	75
General and administrative	—	2	—	37

	$—	$132	$—	$404

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$19,095	$6,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,395	1,806
Amortization of intangible assets	2,513	2,159
Allowance for doubtful accounts	(62)	150
Stock-based compensation	—	404
Deferred income taxes	(8,900)	(551)
Tax benefit from stock option transactions	13,521	966
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,194)	(2,911)
Inventories	(595)	532
Income taxes receivable	1,136	609
Prepaid expenses and other current assets	(464)	240
Other assets	305	(378)
Accounts payable	214	617
Accrued expenses	1,002	(1,368)
Deferred revenues	1,911	367
Income taxes payable	1,041	706

Net cash provided by operating activities	27,918	9,916

Cash flows from investing activities:
Purchases of property and equipment	(5,512)	(3,470)
Purchases of available-for-sale securities	(86,251)	(20,225)
Proceeds from available-for-sale securities	42,376	4,150
Purchases of held-to-maturity securities	(17,666)	(9,407)
Proceeds from held-to-maturity securities	17,204	24,000
Purchases of technology and other intangible assets	(62)	(135)
Payments in connection with acquisitions	(4,356)	(5,138)

Net cash used in investing activities	(54,267)	(10,225)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,787	2,633

Net cash provided by financing activities	20,787	2,633

Net increase (decrease) in cash and cash equivalents	(5,562)	2,324
Cash and cash equivalents at beginning of period	16,383	21,133

Cash and cash equivalents at end of period	$10,821	$23,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(unaudited)
1. Business
     Ixia (the “Company”) was incorporated on May 27, 1997 as a California corporation. We are a provider of technology and systems that allow customers to test and measure the performance, functionality, and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, and verifying conformance to industry specifications. We offer a single hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs) which allows customers to create an integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks and Voice over IP technology, devices, and systems. Customers also use our performance applications to test and verify web, Internet, security, and business applications.
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2005 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Certain reclassifications have been made to prior period financial statements to conform to the current presentation. For the six months ended June 30, 2004, we reclassified certain auction rate securities from cash and cash equivalents to short-term marketable securities. This change in classification does not affect previously reported cash flows from operating or financing activities in our previously reported condensed consolidated statements of cash flows, or our previously reported condensed consolidated statements of income for any period.
3. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$1,435	$1,665
Work in process	3,390	2,808
Finished goods	2,439	2,196

	$7,264	$6,669

IXIA
Notes to Condensed Consolidated Financial Statements
4. Stock-Based Compensation
     We account for our stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price. We account for stock based awards issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees.”
     We calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected lives (in years)	3.8	3.7	3.8	3.7
Risk-free interest rates	3.9%	3.2%	3.9%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	61.6%	98.5%	61.9%	99.0%
     The following table illustrates the effect on stock-based compensation, net income and earnings per share on a pro forma basis as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Stock-based compensation:
As reported	$—	$132	$—	$404
Additional stock-based compensation expense determined under the fair value method, net of income tax	760	4,503	2,711	7,226

Pro forma	$760	$4,635	$2,711	$7,630

Net income (loss):
As reported	$9,766	$3,546	$19,095	$6,568
Additional stock-based compensation expense determined under the fair value method, net of income tax	(760)	(4,503)	(2,711)	(7,226)

Pro forma	$9,006	$(957)	$16,384	$(658)

Basic earnings (loss) per share:
As reported	$0.15	$0.06	$0.30	$0.11
Pro forma	$0.14	$(0.02)	$0.26	$(0.01)

Diluted earnings (loss) per share:
As reported	$0.14	$0.06	$0.28	$0.10
Pro forma	$0.13	$(0.02)	$0.24	$(0.01)
     For the three and six months ended June 30, 2004, pro forma net income (loss) has been adjusted for additional stock-based compensation expense, net of taxes, by approximately $108,000 and $335,000, respectively, to include the effects of our employee stock purchase plan and the tax effects of certain stock-based compensation transactions.

IXIA
Notes to Condensed Consolidated Financial Statements
5. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income	$9,766	$3,546	$19,095	$6,568

Denominator:
Basic presentation
Weighted average common shares	64,862	60,447	64,112	60,170

Denominator for basic calculation	64,862	60,447	64,112	60,170

Diluted presentation
Shares used above	64,862	60,447	64,112	60,170
Weighted average effect of dilutive stock options and warrants	4,529	3,861	4,832	4,358

Denominator for diluted calculation	69,391	64,308	68,944	64,528

Basic earnings per share	$0.15	$0.06	$0.30	$0.11

Diluted earnings per share	$0.14	$0.06	$0.28	$0.10

6. Concentrations
International Revenues:
     Net revenues from international product shipments were $10.2 million and $6.4 million for the three months ended June 30, 2005 and 2004, respectively, and $22.1 million and $14.3 million for the six months ended June 30, 2005 and 2004, respectively.
Significant Customer:
     For the three and six months ended June 30, 2005 and 2004, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Amount of net revenues	$16,214	$9,911	$31,197	$18,680
As a percentage of total net revenues	39%	37%	39%	36%
     As of June 30, 2005 and December 31, 2004, we had receivable balances from the customer of approximately 33% and 22%, respectively, of total accounts receivable, net.

IXIA
Notes to Condensed Consolidated Financial Statements
7. Acquisition of G3 Nova Technology, Inc.
     On February 20, 2004, we completed the acquisition of all of the outstanding capital stock of G3 Nova Technology, Inc. (“G3 Nova”). G3 Nova develops and sells Voice over IP test tools for enterprise call centers, communication networks and network devices. This acquisition opens new growth opportunities by allowing us to offer a broader portfolio of products to customers, as well as gain access to new customer segments. The results of G3 Nova’s operations have been included in the consolidated financial statements since the acquisition date.
     The G3 Nova purchase price of $9.5 million included $5.5 million in cash, 307,020 shares of our common stock valued at $3.8 million and legal and other acquisition costs of $207,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$355
Property and equipment	131
Intangible assets	3,700
Goodwill	7,285

Total assets acquired	11,471
Current liabilities assumed	(2,001)

Net assets acquired	$9,470

     Of the $3.7 million of acquired intangible assets, $2.5 million was assigned to acquired technology, $1.0 million was assigned to customer contracts and relationships, and $200,000 was assigned to a covenant not to compete. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from three to four-and–one-half years. No goodwill is deductible for income tax purposes.
     The purchase agreement also provided for a contingent earnout payment of up to $2.5 million to be paid to the sellers quarterly based upon sales of G3 Nova products from July 2004 through June 2005. Based on orders received for G3 Nova products from July 2004 through December 2004, management believed that it was beyond a reasonable doubt that the contingent payment would be earned and accelerated the payment of the earnout; $600,000 of this was paid in November of 2004 and the remaining $1.9 million was paid in January 2005. We recorded the entire contingent payment of $2.5 million in its December 31, 2004 financial statements as additional goodwill.
8. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We are evaluating the requirements of SFAS 123R and, given that we have historically granted a significant amount of stock options to employees, expect that the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and earnings per share. We have not yet determined the fair value model or transition method that we will adopt, or the effect of adopting SFAS 123R including whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. In April 2005, the Securities and Exchange Commission (“SEC”) approved a rule delaying the effective date of SFAS 123R. We will adopt SFAS 123R effective January 1, 2006.
     In March 2005, the SEC staff issued guidance on SFAS 123R. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 provides guidance regarding valuation models, expected

IXIA
Notes to Condensed Consolidated Financial Statements
volatility and expected term. We will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial position, results of operations or cash flows for the current, or any prior, periods.
9. Subsequent Event
     In July 2005, we acquired all of the outstanding capital stock of Santa Barbara-based Communication Machinery Corporation, a wireless test company, for cash consideration of approximately $4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005, or for any other future period. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
OVERVIEW
     We are a provider of technology and systems that allow customers to test and measure the performance, functionality, and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, and verifying conformance to industry specifications. We offer a single hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs) which allows customers to create an integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks and Voice over IP technology, devices, and systems. Customers also use our performance applications to test and verify web, Internet, security, and business applications.
     The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended				Six months ended
	June 30,				June 30,
Product Category	2005		2004		2005		2004
	(in thousands, except percentages)
Ethernet	$27,713	67.1%	$17,462	65.1%	$52,102	65.3%	$32,791	63.4%
SONET and ATM	2,516	6.1	1,425	5.3	4,282	5.4	3,913	7.6
Software	6,506	15.7	4,276	16.0	13,408	16.8	8,241	15.9
Chassis and other	4,591	11.1	3,648	13.6	9,948	12.5	6,779	13.1

Total	$41,326	100.0%	$26,811	100.0%	$79,740	100.0%	$51,724	100.0%

     Sales to our five largest customers collectively accounted for approximately $22.0 million or 53.2% of our net revenues for the three months ended June 30, 2005 and $13.0 million or 48.6% of our net revenues for the three months ended June 30, 2004. Sales to our five largest customers collectively accounted for approximately $41.7 million or 52.3% of our net revenues for the six months ended June 30, 2005 and $24.6 million or 47.6% of our net revenues for the six months ended June 30, 2004. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and to the extent we develop a broader and more diverse customer base, our reliance on any one customer may diminish.
     Net Revenues. Our revenues consist primarily of hardware and software product sales. In some instances our software products are installed and run on other companies’ hardware. At other times, our software products are installed on our hardware products and are an integral part of the functionality of the hardware. Our products are fully functional at the time of shipment and do not require significant production, modification or customization. Accordingly, revenues from product sales are recognized upon shipment provided that (1) a purchase order has been received or a contract has been executed; (2) title and risk of loss have transferred; (3) the sales price is fixed and determinable; and (4) collectibility is deemed probable. When a sale involves multiple elements (typically sales of products that include warranty support and services), the entire sales price of the arrangement is allocated to each respective element based on vendor-specific objective evidence (“VSOE”) of fair value. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon renewal pricing. Revenue is recognized on multiple element arrangements as each element is delivered, provided the other revenue recognition criteria noted above have also been met. Warranty support and service revenue is deferred and recognized ratably over the period during which the services are to be performed.
     We primarily use distributors to market and sell our systems outside the United States and Japan. Due to the broad range of features and options available with our hardware and software products, distributors generally do not stock our products and typically place orders with us after receiving an order from an end customer. These distributors receive business terms of sale similar to those received by our other customers.
     Cost of Revenues. Our cost of revenues consists of materials, payments to third party manufacturers, salaries and related expenses for manufacturing personnel and the warranty cost of hardware to be replaced during the warranty period, which is typically one-year. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. Cost of revenues also includes royalties and amortization of purchased intangible assets in connection with our acquisitions of certain product lines and technologies.
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
     Operating Expenses. We generally recognize our operating expenses as we incur them in four major operational categories: research and development, sales and marketing, general and administrative, and amortization of intangible assets. In the near term, we expect total operating expenses to increase in dollar terms as we seek to attain our strategic product development objectives, meet changing customer requirements and technological advances, enlarge our direct sales force and expand our administrative infrastructure.
     Research and development expenses consist primarily of salaries and related personnel and consulting costs related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period costs of our products used for internal purposes.
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
RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	15.3	18.1	15.3	17.9
Amortization of purchased technology	2.3	2.7	2.4	2.7

Gross profit	82.4	79.2	82.3	79.4

Operating expenses: (1) Research and development	19.3	21.0	19.5	22.1
Sales and marketing	24.1	28.8	24.4	29.8
General and administrative	9.5	11.0	9.4	10.4
Amortization of intangible assets	0.6	1.4	0.7	1.5

Total operating expenses	53.5	62.2	54.0	63.8

Income from operations	28.9	17.0	28.3	15.6
Interest and other income, net	2.9	2.2	2.6	2.6

Income before income taxes	31.8	19.2	30.9	18.2
Income tax expense	8.2	6.0	7.0	5.5

Net income	23.6%	13.2%	23.9%	12.7%

___________________________________________
(1) Stock-based compensation included in:
Cost of revenues	0.0%	0.0%	0.0%	0.1%
Research and development	0.0	0.4	0.0	0.5
Sales and marketing	0.0	0.1	0.0	0.1
General and administrative	0.0	0.0	0.0	0.1

	0.0%	0.5%	0.0%	0.8%

Comparison of Three and Six Months Ended June 30, 2005 and 2004
     Net Revenues. In the second quarter of 2005, net revenues increased 54.1% to $41.3 million from the $26.8 million recorded in the second quarter of 2004. This growth in net revenues was largely a result of the $10.3 million increase in sales of our Ethernet products, especially our Gigabit TXS and 10 Gigabit Ethernet Load Modules, and the $2.2 million increase in sales of certain of our software products, including IxChariot, IxVoice, IxLoad and various protocol software. In the second quarter of 2005, revenues from Cisco, our largest account, grew by $6.3 million, or 63.6%, to $16.2 million. For the first six months of 2005, net revenues increased 54.2% to $79.7 million from the $51.7 million recorded in the first six months of 2004. This increase was largely a result of the $19.3 million increase in sales of our Ethernet products, especially our Gigabit TXS and 10 Gigabit Ethernet Load Modules, and the $5.2 million increase in sales of certain of our software products, including IxChariot, IxVoice, IxLoad and various protocol software. In the first six months of 2005, revenues from Cisco, our largest account, grew by $12.5 million, or 67.0%, to $31.2 million.
     Gross Profit. In the second quarter of 2005, gross profit increased 60.3% to $34.0 million from the $21.2 million recorded in the second quarter of 2004. For the first six months of 2005, gross profit increased 59.8% to $65.7 million from the $41.1 million recorded in the first six months of 2004. Gross profit as a percentage of net revenues increased in the second quarter of 2005 to 82.4% from 79.2% for the second quarter of 2004. For the first six months of 2005, gross profit as a percentage of net revenues increased to 82.3% from 79.4% in the first six months of 2004. These increases in the gross profit percentage were a result of, among other factors, the elimination of the $500,000 minimum quarterly Chariot royalty which ended in the fourth quarter of 2004.
     Research and Development Expenses. In the second quarter of 2005, research and development expenses increased 41.9% to $8.0 million from the $5.6 million recorded in the second quarter of 2004. This increase primarily related to higher compensation and related benefit costs of $1.3 million due to the addition of engineering personnel, higher prototype costs of $418,000 associated with new product development and higher depreciation expense of $315,000. For the first six months of 2005, research and development expenses increased 35.6% to $15.5 million from the $11.4 million recorded in the first six months of 2004. This increase primarily related to higher compensation and related benefit costs of $2.3 million due to the addition of engineering personnel, higher prototype costs of $542,000 associated with new product development and higher travel expenses of $362,000 as a result of the continuing expansion of our international operations.
     Sales and Marketing Expenses. In the second quarter of 2005, sales and marketing expenses increased 28.9% to $10.0 million from the $7.7 million recorded in the second quarter of 2004. This increase was primarily due to the addition of direct sales and marketing personnel, and their associated commissions, benefit costs and travel expenses, which resulted in an increase of $1.6 million in sales and marketing expenses in the second quarter of 2005 compared to 2004. In the first half of 2005, sales and marketing expenses increased 25.9% to $19.4 million from the $15.4 million recorded in the first half of 2004. This increase was primarily due to the addition of direct sales and marketing personnel, and their associated commissions, benefit costs and travel expenses, which resulted in an increase of $3.6 million in sales and marketing expenses in the first half of 2005 compared to 2004.
     General and Administrative Expenses. In the second quarter of 2005, general and administrative expenses increased 32.1% to $3.9 million from the $3.0 million recorded in the second quarter of 2004. This increase was primarily due to the expansion of our administrative infrastructure to support our growth and legal expenses primarily related to general business issues and ongoing litigation. Administrative expansion efforts resulted in an increase in salary and benefit costs of $367,000 and an increase in recruiting costs of approximately $136,000 in the second quarter of 2005 compared to 2004. Additionally, legal costs increased by approximately $357,000 in the second quarter of 2005 compared to 2004. In the first half of 2005, general and administrative expenses increased 40.2% to $7.5 million from the $5.4 million recorded in the first half of 2004. This increase was primarily due to the expansion of our administrative infrastructure to support our growth and legal expenses primarily related to general business issues and ongoing litigation. Administrative expansion efforts resulted in an increase in salary and benefit costs of $738,000 and an increase in recruiting costs of approximately $221,000 in the first half of 2005 compared to 2004. Additionally, legal costs increased by approximately $691,000 in the first half of 2005 compared to 2004.
     Amortization of Intangible Assets. In the second quarter of 2005, amortization of intangible assets decreased to $286,000 from the $379,000 recorded in the second quarter of 2004. In the first half of 2005, amortization of intangible assets decreased to $628,000 from the $788,000 recorded in the first half of 2004. These decreases were largely a result of the completion of the amortization of certain intangible assets associated with acquiring all of the outstanding capital stock of G3 Nova in February 2004.

     Interest and Other Income, Net. Interest and other income, net increased to $1.2 million for the three months ended June 30, 2005 from the $595,000 recorded for the three months ended June 30, 2004. Interest and other income, net increased to $2.1 million for the six months ended June 30, 2005 from the $1.3 million recorded for the six months ended June 30, 2004. These increases were largely attributable to higher interest rates and larger investment balances during the 2005 periods.
     Income Tax Expense. Income tax expense increased to $3.4 million, or an effective rate of 25.7%, for the three months ended June 30, 2005 from $1.6 million, or an effective rate of 31.0%, for the three months ended June 30, 2004. Income tax expense increased to $5.6 million, or an effective rate of 22.7%, for the six months ended June 30, 2005 from $2.8 million, or an effective rate of 30.1%, for the six months ended June 30, 2004. The effective tax rate differs from the statutory rate primarily due to research and development tax credits and the tax benefits from the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $27.9 million in the six months ended June 30, 2005 and $9.9 million in the six months ended June 30, 2004. Net cash generated from operations in the six months ended June 30, 2005 was primarily provided by net income of $19.1 million adjusted for non-cash expenses, including $13.5 million related to certain tax benefits of stock option transactions partially offset by an increase in net deferred tax assets of $8.9 million, and changes in working capital components, including a $5.2 million decrease related to accounts receivable as a result of increased sales and the timing of shipments to customers. Net cash generated from operations in the six months ended June 30, 2004 was primarily provided by net income of $6.6 million adjusted for non-cash expenses, including amortization of intangible assets of $2.2 million and depreciation expense of $1.8 million, and changes in working capital components, including a $2.9 million decrease related to accounts receivable as a result of increased sales and the timing of shipments to customers.
     Cash used in investing activities was $54.3 million in the six months ended June 30, 2005 and was $10.2 million in the six months ended June 30, 2004. For the six months ended June 30, 2005, cash used consisted of $44.3 million related to the net purchases of marketable securities and $5.5 million for the purchase of property and equipment. For the six months ended June 30, 2004, cash used in investing activities consisted of $5.1 million related to the February 2004 acquisition of G3 Nova, $3.5 million for the acquisition of property and equipment and $1.5 million related to the net purchases of marketable securities.
     Financing activities provided $20.8 million in the six months ended June 30, 2005 and $2.6 million in the six months ended June 30, 2004. Financing activities consisted exclusively of proceeds from the exercise of stock options.
     As of June 30, 2005, we had no material commitments for capital expenditures. In July 2005, we acquired all of the outstanding capital stock of Santa Barbara-based Communication Machinery Corporation, a wireless test company, for cash consideration of approximately $4 million.
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
SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency debt securities, corporate debt securities, auction rate securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by ten percent from the levels as of June 30, 2005, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.
Exchange Rate Sensitivity
     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales and service operations outside of the United States, we do have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee and British Pounds. We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings . We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.
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

     (b) Changes in Internal Controls
     There was no change in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders
(a)	On May 19, 2005, the Company held its 2005 Annual Meeting of Shareholders (the “Annual Meeting”).

(b)	At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast for Director	Votes Withheld
Jean-Claude Asscher	48,030,080	13,097,469
Massoud Entekhabi	58,363,964	2,763,585
Errol Ginsberg	59,619,308	1,508,241
Jon F. Rager	57,419,209	3,708,340
(c)	At the Annual Meeting, with 60,643,383 votes cast in favor and 475,108 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as Company’s independent registered public accounting firm for the year ending December 31, 2005. There were 9,058 abstentions with respect to this matter.

ITEM 5.	Other Information
     Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Our President and Chief Executive Officer, Errol Ginsberg, has informed us that his affiliated family trust adopted a Rule 10b5-1 stock trading plan on June 6, 2005 pursuant to which the trust has made and will make periodic sales of up to a total of 500,000 shares of our common stock in accordance with the terms and conditions of the plan. We anticipate that from time to time in the future, other directors, officers and employees may establish such stock trading plans. We do not undertake any obligation to update or revise our disclosure regarding such plans and specifically do not undertake to disclose the amendment, termination or expiration of any such plans.
     As reported by the Company in its Current Report on Form 8-K filed with the Commission on July 7, 2005, Jonathan Fram and Gail Hamilton were appointed on July 1, 2005 as additional members of the Company’s Board of Directors. On July 23, 2005, Mr. Fram was also appointed as a member of the Nominating and Corporate Governance and Compensation Committees of the Board, and Ms. Hamilton was appointed as a member of the Nominating and Corporate Governance and Audit Committees of the Board. On July 23, 2005, Jean-Claude Asscher, who continues to serve as a director and as Chairman of the Board of the Company’s Board of Directors, resigned as a member of the Nominating and Corporate Governance, Compensation and Audit Committees.

ITEM 6.	Exhibits
10.1	First Amendment to License, Distribution and Option Agreement dated as of January 6, 2005 between the Registrant and NetIQ Corporation

10.2*	Second Amendment to License, Distribution and Option Agreement dated as of June 16, 2005 between the Registrant and NetIQ Corporation

10.3	Summary of 2005 Compensation for the Registrant’s Named Executive Officers

10.4(1)	Ixia 2005 Employee Bonus Plan

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on May 19, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA
Date: August 9, 2005	By:	/s/ Errol Ginsberg
Errol Ginsberg
President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to License, Distribution and Option Agreement dated as of January 6, 2005 between the Registrant and NetIQ Corporation

10.2*	Second Amendment to License, Distribution and Option Agreement dated as of June 16, 2005 between the Registrant and NetIQ Corporation

10.3	Summary of 2005 Compensation for the Registrant’s Named Executive Officers

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.