Form 10-Q
period 2005-09-30
IXIA
filed 2005-11-08
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________
Commission File Number 000-31523
IXIA
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4635982 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	66,238,313 (Outstanding at October 27, 2005)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,464	$16,383
Short-term investments in marketable securities	125,891	81,757
Accounts receivable, net of allowance for doubtful accounts of $836 and $842 as of September 30, 2005 and December 31, 2004, respectively	33,662	22,069
Inventories	7,878	6,669
Deferred income taxes	3,582	3,756
Income taxes receivable	518	1,696
Prepaid expenses and other current assets	2,443	2,878

Total current assets	207,438	135,208

Investments in marketable securities	32,954	49,015
Property and equipment, net	17,517	12,268
Deferred income taxes	12,373	4,798
Goodwill	13,468	11,377
Intangible assets, net	21,757	23,031
Other assets	290	612

Total assets	$305,797	$236,309

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,667	$1,556
Accrued expenses	11,896	13,181
Deferred revenues	8,048	7,032
Income taxes payable	4,732	4,203

Total current liabilities	27,343	25,972

Deferred income taxes	4,594	3,411

Total liabilities	31,937	29,383

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 66,231 and 62,459 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	123,811	100,144
Additional paid-in capital	68,349	53,247
Retained earnings	81,700	53,535

Total shareholders’ equity	273,860	206,926

Total liabilities and shareholders’ equity	$305,797	$236,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$42,134	$30,092	$121,874	$81,816
Cost of revenues(1)	6,685	5,382	18,879	14,644
Amortization of purchased technology	991	836	2,876	2,207

Gross profit	34,458	23,874	100,119	64,965

Operating expenses: (1)
Research and development	7,994	6,552	23,514	17,997
Sales and marketing	10,264	7,900	29,689	23,327
General and administrative	4,421	3,036	11,940	8,398
Amortization of intangible assets	316	373	944	1,161

Total operating expenses	22,995	17,861	66,087	50,883

Income from operations	11,463	6,013	34,032	14,082
Interest and other income, net	1,361	597	3,486	1,930

Income before income taxes	12,824	6,610	37,518	16,012
Income tax expense	3,754	1,871	9,353	4,705

Net income	$9,070	$4,739	$28,165	$11,307

Earnings per share:
Basic	$0.14	$0.08	$0.43	$0.19
Diluted	$0.13	$0.07	$0.41	$0.18

Weighted average number of common and common equivalent shares outstanding:
Basic	66,015	60,711	64,753	60,351
Diluted	69,923	63,856	69,281	64,311

___________________
(1) Stock-based compensation included in:
Cost of revenues	$—	$1	$—	$30
Research and development	—	8	—	271
Sales and marketing	—	5	—	80
General and administrative	—	1	—	38

	$—	$15	$—	$419

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$28,165	$11,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,976	2,817
Amortization of intangible assets	3,820	3,368
Allowance for doubtful accounts	(6)	365
Stock-based compensation	—	419
Deferred income taxes	(6,449)	522
Tax benefit from stock option transactions	15,102	1,040
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,468)	(6,734)
Inventories	(1,188)	(872)
Income taxes receivable	1,178	1,072
Prepaid expenses and other current assets	438	487
Other assets	322	(194)
Accounts payable	1,107	1,143
Accrued expenses	2,836	220
Deferred revenues	1,001	309
Income taxes payable	529	1,176

Net cash provided by operating activities	39,363	16,445

Cash flows from investing activities:
Purchases of property and equipment	(9,214)	(6,320)
Purchases of available-for-sale securities	(119,611)	(62,626)
Proceeds from available-for-sale securities	92,976	35,875
Purchases of held-to-maturity securities	(55,642)	(18,410)
Proceeds from held-to-maturity securities	54,204	29,000
Purchases of technology and other intangible assets	(126)	(1,437)
Payments in connection with acquisitions	(8,536)	(5,735)

Net cash used in investing activities	(45,949)	(29,653)

Cash flows from financing activities:
Proceeds from exercise of stock options	23,667	3,193

Net cash provided by financing activities	23,667	3,193

Net increase (decrease) in cash and cash equivalents	17,081	(10,015)
Cash and cash equivalents at beginning of period	16,383	21,133

Cash and cash equivalents at end of period	$33,464	$11,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(unaudited)
1. Business
     Ixia (the “Company”) was incorporated on May 27, 1997 as a California corporation. We are a provider of technology and systems that allow customers to test and measure the performance, functionality, and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, and verifying conformance to industry specifications. We offer a hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs) which allows customers to create an integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice-based networks and Voice over IP technology, devices, and systems. Customers also use our performance applications to test and verify web, Internet, security, and business applications.
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2005 or any other future period.
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
     Certain reclassifications have been made to prior period financial statements to conform to the current presentation. For the nine months ended September 30, 2004, we reclassified certain auction rate securities from cash and cash equivalents to short-term marketable securities. This change in classification does not affect previously reported cash flows from operating or financing activities in our previously reported condensed consolidated statements of cash flows, or our previously reported condensed consolidated statements of income for any period.
3. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$2,048	$1,665
Work in process	4,308	2,808
Finished goods	1,522	2,196

	$7,878	$6,669

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
     We calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected lives (in years)	3.7	3.7	3.8	3.7
Risk-free interest rates	4.2%	3.0%	4.0%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	58.3%	68.0%	60.6%	95.4%
     The following table illustrates the effect on stock-based compensation, net income and earnings per share on a pro forma basis as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock-based compensation:
As reported	$—	$15	$—	$419
Additional stock-based compensation expense determined under the fair value method, net of income tax	2,548	4,177	5,259	11,404

Pro forma	$2,548	$4,192	$5,259	$11,823

Net income (loss):
As reported	$9,070	$4,739	$28,165	$11,307
Additional stock-based compensation expense determined under the fair value method, net of income tax	(2,548)	(4,177)	(5,259)	(11,404)

Pro forma	$6,522	$562	$22,906	$(97)

Basic earnings (loss) per share:
As reported	$0.14	$0.08	$0.43	$0.19
Pro forma	$0.10	$0.01	$0.35	$0.00

Diluted earnings (loss) per share:
As reported	$0.13	$0.07	$0.41	$0.18
Pro forma	$0.09	$0.01	$0.33	$0.00
     For the three and nine months ended September 30, 2004, the previously reported pro forma net income (loss) has been adjusted for additional stock-based compensation expense, net of taxes, by approximately $299,000 and $635,000, respectively, to include the effects of our employee stock purchase plan and the tax effects of certain stock-based compensation transactions to conform with current period presentation.

IXIA
Notes to Condensed Consolidated Financial Statements
5. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$9,070	$4,739	$28,165	$11,307

Denominator:
Basic presentation
Weighted average common shares	66,015	60,711	64,753	60,351

Denominator for basic calculation	66,015	60,711	64,753	60,351

Diluted presentation
Shares used above	66,015	60,711	64,753	60,351
Weighted average effect of dilutive stock options and warrants	3,908	3,145	4,528	3,960

Denominator for diluted calculation	69,923	63,856	69,281	64,311

Basic earnings per share	$0.14	$0.08	$0.43	$0.19
Diluted earnings per share	$0.13	$0.07	$0.41	$0.18
6. Concentrations
International Revenues:
     The following table sets forth net revenues from international product shipments for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Amount of net revenues	$10,635	$7,263	$32,741	$21,557
As a percentage of total net revenues	25%	24%	27%	26%

IXIA
Notes to Condensed Consolidated Financial Statements
Significant Customer:
     For the three and nine months ended September 30, 2005 and 2004, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Amount of net revenues	$15,009	$9,137	$46,206	$28,883
As a percentage of total net revenues	36%	30%	38%	35%
     As of September 30, 2005 and December 31, 2004, we had receivable balances from the customer of approximately 40% and 22%, respectively, of total accounts receivable, net.
7. Acquisitions
Communication Machinery Corporation
     On July 15, 2005, we completed the acquisition of all of the outstanding capital stock of Communication Machinery Corporation (“CMC”). CMC developed tools for testing Wi-Fi networks and equipment. This acquisition enabled us to enter the fast growing wireless testing market, expand our product offering to existing customers and gain access to new customers. The results of CMC’s operations have been included in the consolidated financial statements since the acquisition date.
     The CMC purchase price of $4.2 million included $4.0 million in cash payments and legal and other acquisition costs of approximately $200,000. The following table summarizes the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$144
Property and equipment	11
Deferred taxes	727
Intangible assets	2,420
Goodwill	2,091

Total assets acquired	5,393
Current liabilities assumed	(254)
Deferred taxes	(958)

Net assets acquired	$4,181

     Of the $2.4 million of acquired intangible assets, $1.3 million was assigned to acquired technology, $1.0 million was assigned to customer contracts and relationships, and approximately $100,000 was assigned to a covenant not to compete. These intangible assets will be amortized using a straight-line method over the expected useful lives ranging from two to seven years. Goodwill is not deductible for income tax purposes.
     The following table summarizes the pro forma net revenues, net income and earnings per share had the acquisition of CMC occurred on January 1, 2005 and 2004, respectively (in thousands, except per share data):

IXIA
Notes to Condensed Consolidated Financial Statements

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$42,167	$30,301	$122,241	$82,437
Net income	9,057	4,710	28,043	11,221
Earnings per share:
Basic	0.14	0.08	0.43	0.19
Diluted	0.13	0.07	0.40	0.17
     The pro forma results have been prepared for comparative purposes only and include adjustments for amortization of identifiable intangible assets resulting from the acquisition. These results do not purport to be indicative of the results of operations which would have resulted had the acquisition been in effect as of January 1, 2004 or the future results of operations of the combined organization.
G3 Nova Technology, Inc.
     On February 20, 2004, we completed the acquisition of all of the outstanding capital stock of G3 Nova Technology, Inc. (“G3 Nova”). G3 Nova developed and sold Voice over IP test tools for enterprise call centers, communication networks and network devices. This acquisition opened new growth opportunities by allowing us to offer a broader portfolio of products to customers, as well as gain access to new customer segments. The results of G3 Nova’s operations have been included in the consolidated financial statements since the acquisition date.
     The G3 Nova purchase price of $9.5 million included $5.5 million in cash, 307,020 shares of our common stock valued at $3.8 million and legal and other acquisition costs of $207,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$355
Property and equipment	131
Intangible assets	3,700
Goodwill	7,285

Total assets acquired	11,471
Current liabilities assumed	(722)
Deferred taxes	(1,279)

Net assets acquired	$9,470

     Of the $3.7 million of acquired intangible assets, $2.5 million was assigned to acquired technology, $1.0 million was assigned to customer contracts and relationships, and $200,000 was assigned to a covenant not to compete. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from three to four-and–one-half years. Goodwill is not deductible for income tax purposes.
     The purchase agreement also provided for a contingent earnout payment of up to $2.5 million to be paid to the sellers based upon sales of G3 Nova products from July 2004 through June 2005. Based on orders received for G3 Nova products from July 2004 through December 2004, management believed that the contingent amount would be earned and accelerated the payment of the earnout; $600,000 of this amount was paid in November 2004 and the remaining $1.9 million was paid in January 2005. We recorded the entire contingent amount of $2.5 million in our December 31, 2004 financial statements as additional goodwill.
8. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB

IXIA
Notes to Condensed Consolidated Financial Statements
Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We are evaluating the requirements of SFAS 123R and, given that we have historically granted a significant amount of stock options to employees, expect that the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and earnings per share. We will likely adopt the modified prospective transition method and continue to use the Black-Scholes fair value model, where applicable. However, we have not yet determined the effect of adopting SFAS 123R including whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. In April 2005, the Securities and Exchange Commission (“SEC”) approved a rule delaying the effective date of SFAS 123R. We will adopt SFAS 123R effective January 1, 2006.
     In March 2005, the SEC staff issued guidance on SFAS 123R. Staff Accounting Bulletin No. 107 (“SAB 107”) was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 provides guidance regarding valuation models, expected volatility and expected term. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005, or for any other future period. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
OVERVIEW
     We are a provider of technology and systems that allow customers to test and measure the performance, functionality, and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, and verifying conformance to industry specifications. We offer a hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs) which allows customers to create an integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice-based networks and Voice over IP technology, devices, and systems. Customers also use our performance applications to test and verify web, Internet, security, and business applications.
     The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended				Nine months ended
	September 30,				September 30,
Product Category	2005		2004		2005		2004
	(in thousands, except percentages)
Ethernet	$28,637	68.0%	$20,307	67.5%	$80,739	66.2%	$53,099	64.9%
SONET and ATM	2,014	4.8	2,162	7.2	6,296	5.2	6,075	7.4
Software	6,482	15.4	3,966	13.1	19,889	16.3	12,206	14.9
Chassis and other	5,001	11.8	3,657	12.2	14,950	12.3	10,436	12.8

Total	$42,134	100.0%	$30,092	100.0%	$121,874	100.0%	$81,816	100.0%

     Sales to our five largest customers collectively accounted for approximately $18.7 million or 44.4% of our net revenues for the three months ended September 30, 2005 and $13.4 million or 44.6% of our net revenues for the three months ended September 30, 2004. Sales to our five largest customers collectively accounted for approximately $59.0 million or 48.4% of our net revenues for the nine months ended September 30, 2005 and $38.8 million or 47.4% of our net revenues for the nine months ended September 30, 2004. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer may diminish.
     Net Revenues. Our revenues consist primarily of hardware and software product sales. In some instances our software products are installed and run on other companies’ hardware. At other times, our software products are installed on our hardware products and are an integral part of the functionality of the hardware. Our products are fully functional at the time of shipment and do not require significant production, modification or customization. Accordingly, revenues from product sales are recognized upon shipment provided that (1) a purchase order has been received or a contract has been executed; (2) title and risk of loss have transferred; (3) the sales price is fixed and determinable; and (4) collectibility is deemed probable. When a sale involves multiple elements (typically sales of products that include warranty support and services), the entire sales price of the arrangement is allocated to each respective element based on vendor-specific objective evidence (“VSOE”) of fair value. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon maintenance renewal pricing. Revenue is recognized on multiple element arrangements as each element is delivered, provided the other revenue recognition criteria noted above have also been met. Warranty support and service revenue is deferred and recognized ratably over the period during which the services are to be performed.
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
     Cost of Revenues. Our cost of revenues includes materials, payments to third party manufacturers, salaries and other expenses related to manufacturing personnel, and the warranty cost of hardware to be replaced during the warranty period, which is typically one year. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. Cost of revenues also includes royalties and amortization of purchased intangible assets in connection with our acquisitions of certain product lines and technologies.
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
     Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period costs of our products used for internal purposes.
     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with promotional and other marketing activities.

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
RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	15.9	17.9	15.5	17.9
Amortization of purchased technology	2.3	2.8	2.4	2.7

Gross profit	81.8	79.3	82.1	79.4

Operating expenses: (1)
Research and development	19.0	21.8	19.3	22.0
Sales and marketing	24.4	26.3	24.3	28.5
General and administrative	10.5	10.1	9.8	10.3
Amortization of intangible assets	0.7	1.2	0.8	1.4

Total operating expenses	54.6	59.4	54.2	62.2

Income from operations	27.2	19.9	27.9	17.2
Interest and other income, net	3.2	2.0	2.9	2.4

Income before income taxes	30.4	21.9	30.8	19.6
Income tax expense	8.9	6.2	7.7	5.8

Net income	21.5%	15.7%	23.1%	13.8%

___________________
(1) Stock-based compensation included in:
Cost of revenues	0.0%	0.0%	0.0%	0.0%
Research and development	0.0	0.1	0.0	0.3
Sales and marketing	0.0	0.0	0.0	0.1
General and administrative	0.0	0.0	0.0	0.1

	0.0%	0.1%	0.0%	0.5%

Comparison of Three and Nine Months Ended September 30, 2005 and 2004
     Net Revenues. In the third quarter of 2005, net revenues increased 40.0% to $42.1 million from the $30.1 million recorded in the third quarter of 2004. This growth in net revenues was largely a result of the $8.3 million increase in sales of our Ethernet products, especially our Gigabit TXS and 10 Gigabit Ethernet Load Modules, and the $2.5 million increase in sales of certain of our software products, including IxChariot, IxANVL and various protocol software. In the third quarter of 2005, net revenues from Cisco, our largest account, grew by $5.9 million, or 64.3%, to $15.0 million. For the first nine months of 2005, net revenues increased 49.0% to $121.9 million from the $81.8 million recorded in the first nine months of 2004. This increase was largely a result of the $27.8 million increase in sales of our Ethernet products, especially our Gigabit TXS and 10 Gigabit Ethernet Load Modules, and the $7.7 million increase in sales of certain of our software products, including IxChariot, IxVoice and various protocol software. In the first nine months of 2005, net revenues from Cisco, our largest account, grew by $17.3 million, or 60.0%, to $46.2 million.
     Gross Profit. In the third quarter of 2005, gross profit increased 44.3% to $34.5 million from the $23.9 million recorded in the third quarter of 2004. For the first nine months of 2005, gross profit increased 54.1% to $100.1 million from the $65.0 million recorded in the first nine months of 2004. Gross profit as a percentage of net revenues increased in the third quarter of 2005 to 81.8% from 79.3% for the third quarter of 2004. For the first nine months of 2005, gross profit as a percentage of net revenues increased to 82.1% from 79.4% in the first nine months of 2004. These increases in the gross profit percentage were a result of, among other factors, the elimination of the $500,000 minimum quarterly Chariot royalty which ended in the fourth quarter of 2004 and the lower amortization of purchased technology as a percentage of net revenues.
     Research and Development Expenses. In the third quarter of 2005, research and development expenses increased 22.0% to $8.0 million from the $6.6 million recorded in the third quarter of 2004. This increase primarily related to higher compensation and related benefit costs of $1.0 million due in part to the addition of international engineering personnel. This increase was also due to higher travel costs of $304,000, increased depreciation expense of $267,000 and higher rent expense of $148,000 primarily due to the expansion of our international development operations. These increases were partially offset by a $391,000 reduction in consulting costs primarily due to the commencement of direct operations in India. For the first nine months of 2005, research and development expenses increased 30.7% to $23.5 million from the $18.0 million recorded in the first nine months of 2004. This increase primarily related to higher compensation and related benefit costs of $3.0 million due in part to the addition of international engineering personnel. This increase was also due to higher travel costs of $666,000, increased depreciation expense of $584,000 and higher rent expense of $367,000 primarily due to the expansion of our international development operations, and higher prototype costs of $469,000 associated with new product development.
     Sales and Marketing Expenses. In the third quarter of 2005, sales and marketing expenses increased 29.9% to $10.3 million from the $7.9 million recorded in the third quarter of 2004. This increase primarily related to the addition of direct sales and marketing personnel and their associated benefit and travel costs of $1.7 million. Additionally, advertising and marketing communications expenses increased $555,000 and depreciation expense increased $275,000. These increases were partially offset by a $478,000 reduction in sales commissions due in part to replacing third party sales representative firms with direct sales personnel and the lower commission amounts earned by direct sales teams. For the first nine months of 2005, sales and marketing expenses increased 27.3% to $29.7 million from the $23.3 million recorded in the first nine months of 2004. This increase was primarily due to the addition of direct sales and marketing personnel and their associated commissions, benefit costs and travel expenses, which resulted in an increase of $4.5 million in sales and marketing expenses in the first nine months of 2005 compared to 2004. Additionally, depreciation expense increased $742,000 and tradeshows, advertising and marketing communications expenses increased $406,000.
     General and Administrative Expenses. In the third quarter of 2005, general and administrative expenses increased 45.6% to $4.4 million from the $3.0 million recorded in the third quarter of 2004. This increase was primarily due to the expansion of our administrative infrastructure to support our growth and legal expenses largely related to general business issues and ongoing litigation. Administrative expansion efforts resulted in an increase in salary and benefit costs of $331,000 and an increase in recruiting costs of approximately $372,000 in the third quarter of 2005 compared to 2004. Additionally, legal costs increased by approximately $307,000 in the third quarter of 2005 compared to 2004. For the first nine months of 2005, general and administrative expenses increased 42.2% to $11.9 million from the $8.4 million recorded in the first nine months of 2004. This increase was primarily due to the expansion of our administrative infrastructure to support our growth and legal expenses primarily related to general business issues and ongoing litigation. Administrative expansion efforts resulted in an increase in salary and benefit costs of $1.1 million and an increase in recruiting costs of approximately $592,000 in the first nine months of 2005 compared to 2004. Additionally, legal costs increased by approximately $998,000 in the first nine months of 2005 compared to 2004 largely related to general business issues and ongoing litigation.
     Amortization of Intangible Assets. In the third quarter of 2005, amortization of intangible assets decreased to $316,000 from the $373,000 recorded in the third quarter of 2004. In the first nine months of 2005, amortization of intangible assets decreased to $944,000 from the $1.2 million recorded in the first nine months of 2004. These decreases were largely a result of the completion of the amortization of certain intangible assets.
     Interest and Other Income, Net. Interest and other income, net increased to $1.4 million for the three months ended September 30, 2005 from the $597,000 recorded for the three months ended September 30, 2004. Interest and other income, net increased to $3.5 million for the nine months ended September 30, 2005 from the $1.9 million recorded for the nine months ended September 30, 2004. These increases were largely attributable to higher interest rates and larger cash and investment balances in the aggregate during the 2005 periods.
     Income Tax Expense. Income tax expense increased to $3.8 million, or an effective rate of 29.3%, for the three months ended September 30, 2005 from $1.9 million, or an effective rate of 28.3%, for the three months ended September 30, 2004. Income tax expense increased to $9.4 million, or an effective rate of 24.9%, for the nine months ended September 30, 2005 from $4.7 million, or an effective rate of 29.4%, for the nine months ended September 30, 2004. The effective tax rate differs from the statutory rate primarily due to research and development tax credits and the tax benefits from the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $39.4 million in the nine months ended September 30, 2005 and $16.4 million in the nine months ended September 30, 2004. Net cash generated from operations in the nine months ended September 30, 2005 was primarily provided by net income of $28.2 million adjusted for non-cash items, including $15.1 million related to certain tax benefits of stock option transactions partially offset by an increase in net deferred tax assets of $6.4 million, and changes in working capital components, including a $11.5 million decrease related to accounts receivable as a result of increased sales and the timing of shipments to customers. Net cash generated from operations in the nine months ended September 30, 2004 was primarily provided by net income of $11.3 million adjusted for non-cash items, including amortization of intangible assets of $3.4 million and depreciation expenses of $2.8 million, and changes in working capital components. The most significant change in working capital in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2004 was due to a $6.7 million increase in accounts receivable in the 2005 period as a result of both an increase in sales and the timing of customer shipments.
     Cash used in investing activities was $45.9 million in the nine months ended September 30, 2005 and was $29.7 million in the nine months ended September 30, 2004. For the nine months ended September 30, 2005, cash used consisted of $28.1 million related to the net purchases of marketable securities, $9.2 million for the purchase of property and equipment, $4.2 million related to the July 2005 acquisition of Communication Machinery Corporation, $2.5 million related to the January 2005 purchase of the remaining assets of the NetIQ Chariot business, and $1.8 million payment related to the January 2005 payment of the remainder of the G3 Nova contingent earnout. For the nine months ended September 30, 2004, cash used consisted of $16.2 million related to the net purchases of marketable securities, $6.3 million used for the purchase of property and equipment and $5.7 million related to the February 2004 acquisition of G3 Nova and subsequently earned contingent payments based upon sales of G3 Nova products.
     Financing activities provided $23.7 million in the nine months ended September 30, 2005 and $3.2 million in the nine months ended September 30, 2004. Financing activities consisted exclusively of proceeds from the exercise of stock options.
     As of September 30, 2005, we had no material commitments for capital expenditures. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency debt securities, corporate debt securities, auction rate securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by ten percent from the levels as of September 30, 2005, the decline in the fair market value of the portfolio would not be material to the Company’s financial position, results of operations or cash flows.
Exchange Rate Sensitivity
     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales and service operations outside of the United States, we do have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee and British Pound. We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.

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
     (b) Changes in Internal Controls
     There was no change in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of our Enterprise Resource Planning (ERP) application software system which management believes will enhance our internal control over financial reporting. The system includes the following modules affecting internal control over financial reporting: general ledger, order management, accounts receivable, accounts payable, purchasing, inventory and fixed assets. As a result, we have updated our internal controls as necessary to accommodate the modifications to our business processes and accounting procedures that have resulted from the implementation of the new system.
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

IXIA
Date:	November 8, 2005	By:	/s/ Errol Ginsberg
Errol Ginsberg
President and Chief Executive Officer

Date:	November 8, 2005	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002