Form 10-K
period 2005-12-31
IXIA
filed 2006-03-13
CIK 1120295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Registrant’s telephone number, including area code: (818) 871-1800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 30, 2005, computed by reference to the closing sales price on the Nasdaq National Market on that date, was approximately $709,560,603.
As of February 22, 2006, the number of shares of the Registrant’s Common Stock outstanding was 66,627,588.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be delivered to shareholders in connection with their Annual Meeting of Shareholders to be held on May 10, 2006 are incorporated by reference into Part III of this Annual Report.

IXIA
FORM 10-K

PART I
Item 1.   Business
Overview
     We are a leading provider of performance test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer a hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs) that allows our customers to create an integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of Video Telephony. Customers also use our performance applications to test and verify web, internet, security, and business applications.
     During the year ended December 31, 2005, we sold to over 625 existing and new customers, and our Ethernet interface cards accounted for 65.9% of our net revenues. Based on revenues, for the year ended December 31, 2005, significant customers by category included:
•	Leading network equipment manufacturers such as Cisco Systems, Alcatel, Nortel Networks, and Juniper Networks;

•	Semiconductor manufacturers such as Intel, Broadcom, Texas Instruments, and Agere;

•	Telephony equipment manufacturers such as Ericsson, Motorola, and Samsung;

•	Internet and network service providers such as NTT, AT&T, Verizon, Sprint, and Bell Canada;

•	Enterprises such as Merrill Lynch, Northrop Grumman, Microsoft, and Lockheed Martin; and

•	Government departments and agencies such as MIT Lincoln Laboratory, Defense Information System Agency (DISA), Joint Interoperability Test Command (JITC), and U.S. Navy.
     Communications and entertainment delivery is rapidly moving to an IP infrastructure. To achieve “utility grade” quality, i.e., the quality level of current delivery systems that users have come to expect, this infrastructure must be thoroughly tested. Our vision is to accelerate the migration of communications and entertainment to IP by providing the best performance test systems in the industry. Key areas of growth include 10 Gigabit Ethernet, Voice and Video over IP, security, enterprise traffic emulation, wireless technology testing, Web-based application testing, Metro Ethernet, and converged voice, video and data services to the home. We intend to maintain our focus on technology leadership, expand and further penetrate our customer base, acquire new key technology, and expand our international presence.
The Increasing Need for Network and Application Testing and Measurement
     The measurement and analysis of performance, functionality, interoperability, and conformance of networks, applications, and communication devices is important to the following groups:
•	Equipment Manufacturers. To meet the higher standards specified by network operators and network users, equipment manufacturers who provide infrastructure equipment and systems must ensure the quality of their products during development and manufacturing and prior to shipping. Failure to ensure the consistent performance of their products may result in the loss of customers, increased research and development costs, customer service charges and losses resulting from the return of products. Equipment manufacturers use our test systems to run large-scale protocol emulations, and generate extreme traffic loads to verify the performance of their IP-based devices.

•	Communications Chip Manufacturers. Communications chip manufacturers use our test systems to evaluate and analyze the performance of their chips during the design and development phase.

•	Telephony Equipment Manufacturers. Telephony equipment manufacturers provide devices and infrastructure equipment and must ensure not only the quality of their products during development and manufacture, but also the conformance of their products to strict industry standards. This is critical for interoperability between various vendors’ equipment, as well as to ensure that traditional TDM based voice networks operate in conjunction with IP based technologies such as Voice and Video, and Video over IP.

•	Internet and Network Service Providers. Internet and network service providers seek to provide network users with the high quality network services they demand. Failure to provide satisfactory service can be costly and may result in the loss of customers. To ensure desired service levels are met, internet and network service providers must verify the performance and conformance of network equipment during the product and systems selection process prior to deployment. Internet and network service providers use our test systems to emulate millions of subscribers to verify the performance of their IP-based infrastructure and services.

•	Network Users. Network users such as large businesses use our test systems to verify that they are receiving the level of service that they have contracted to receive from internet and network service providers. They also increasingly use our test systems to measure the performance of their own networks before new equipment or applications are deployed in the network.

•	Government Departments and Agencies. Government departments and agencies depend on test solutions to perform qualification and pre-deployment testing of network systems, protocols, and software applications running on their networks. Government departments and agencies use our test systems to emulate thousands of users to determine IP infrastructure and application limits to avoid lost productivity.
Characteristics Demanded of Network and Application Test and Measurement Equipment
     As networks and network devices become more sophisticated, the need for performance, functionality, interoperability, and conformance testing is becoming increasingly important. Network testing solutions must also be highly scalable and capable of generating and analyzing large amounts of data at high speeds over increasingly complex configurations. Comprehensive, integrated testing must occur throughout network design, development, production, deployment, and operation stages. Because this testing and verification must take place across multiple layers of the network infrastructure and for all network protocols, network testing solutions are also required to be highly flexible and modular. This rapid evolution of complex network technologies and protocols, including leading-edge technologies, such as 10 Gigabit Ethernet, Metro Ethernet, Voice over IP, and Video over IP has resulted in the need for an integrated platform solution that is easy to use with minimal training and set-up.
The Ixia Solution
     We are a leading provider of performance test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer a hardware platform with interchangeable interfaces, utilizing a single set of applications and Application

Programming Interfaces (APIs) that allows our customers to create an integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of Video Telephony. Customers also use our performance applications to test and verify web, internet, security, and business applications.
     Our test systems provide the following key benefits to our customers:
     High Performance. Our systems generate and receive data traffic at wire speed, which is the maximum rate that data traffic can be transmitted over the network. Our systems provide accurate analysis across multiple layers of the overall network and of individual network components in real time, that is, as the transmission is actually occurring. Our systems can be configured to either generate packets of data, to group those packets into sessions, or to generate pseudo-random binary sequences.
     When configured to generate packets of data, our systems analyze each discrete packet of information, thereby allowing our customers to precisely measure the performance of their networks and individual network components. This precision allows customers to accurately measure critical quality of service parameters such as throughput, latency, loss, and jitter and to check data integrity and packet sequence throughout the network, as well as to locate various network problems.
     When configured to group packets of data into meaningful sessions, or conversations between computers, our systems emulate highly complex and specialized applications such as those used to transfer electronic mail, browse the internet, convey voice and video information, and manage databases. This emulation allows our customers to accurately measure critical characteristics of their networks such as session setup rate, session tear down rate, and session capacity.
     When configured to generate pseudo-random bit streams, our systems analyze each individual bit to measure the bit error rate of test sequences, thereby allowing our customers to precisely measure critical physical transport characteristics of their networks. Our systems also allow users to precisely repeat complex test scenarios in order to evaluate the impact of changes made to network equipment and systems.
     Highly Scalable. Each of our interface cards provides one or more ports through which our systems generate and receive data traffic. Each physical port contains its own dedicated logic circuits, with no shared resources. Our customers can easily scale the size of their test bed or the amount of data traffic generated by inserting additional interface cards. By connecting multiple chassis and synchronizing up to thousands of ports to operate simultaneously, our customers can simulate extremely large-scale networks. We believe that our systems offer our customers the highest port density and therefore the most scalable systems available. In addition, our client-server architecture allows multiple users in the same or different geographic locations to simultaneously access and operate different ports contained in the same chassis.
     Highly Customizable. Each of our current generation of interface cards includes a microprocessor for each interface port. This microprocessor uses the LINUX operating system, enabling us to rapidly develop test applications and to recompile code from our partner companies or acquisitions for use on our platform. In addition, our users can run their existing software applications on their Ixia hardware, or write new software applications for it. We believe that the use of this open and well-known operating system makes it easy for our customers to customize their performance analysis systems to their specific needs.
     Hardware Platform. Our solutions typically operate on a single hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs). This architecture offers our customers an integrated test bed, which increases productivity and reduces training requirements. Our architecture enables the emulation of millions of network users on a single scalable platform, with a mixture of both network and application layer traffic.

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
     Open Architecture. Our open architecture allows our customers to quickly integrate technologies into our platform. Our customers use our APIs and Software Development Kit (SDK) to centrally manage, protect, automate, and extend their customized testing methodologies.
     Ease of Automation. Our systems make it easier to create automated tests that can run unattended on nights, weekends, and holidays. We offer our customers a library of automated tests that simplify and streamline the test process. These tests are repeatable and the results are presented in a structured format for easy analysis. Ixia’s Tool Command Language (Tcl) Application Programming Interface (API) is a comprehensive programming interface to our hardware, as well as to our software applications. The Tcl API enables libraries of automated tests to be quickly built with specificity to a customer’s environment. We also offer a utility that exports configurations created in our graphical user interface (GUI) as Tcl scripts.
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
Strategy
     Our objective is to be the industry leader in providing performance, functionality, and conformance testing solutions for IP networks and IP-based services. This includes next generation technologies such as 10 Gigabit Ethernet, Metro Ethernet, Voice over IP, and Video over IP. Key elements of our strategy to achieve this objective include the following:
     Continue to Expand Our Addressable Markets. We plan to further expand our addressable markets into areas of network growth, such as content-aware routing and switching, secure virtual private networks, networks that carry Voice, Video and Data over IP (or commonly referred to in the aggregate as Triple Play), and next-generation networking technologies. We believe that we can leverage our core competencies in high-speed transmission protocols into leadership positions as these markets expand and mature.
     Maintain Focus on Technology Leadership. We intend to continue to focus on research and development in order to maintain our technology leadership position and to offer performance analysis systems that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as the Internet Engineering Task Force and to continue our active involvement in industry forums, such as the Metro Ethernet Forum, WiFi Alliance, and WiMAX Forum. We also plan to continue to work closely with customers who are developing emerging network technologies, including Cisco Systems, Hewlett Packard, NTT, Alcatel, and Nortel Networks, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers’ needs as they evolve.
     Expand and Further Penetrate Customer Base. We plan to strengthen and further penetrate our existing customer relationships, particularly those with network equipment manufacturers and internet service providers, and to pursue sales to new customers. We plan to strengthen our customer relationships and to expand our customer base by:

•	Continuing to develop and offer new and innovative systems that meet our existing and potential customers’ needs;

•	Expanding our sales and marketing efforts; and

•	Building upon and further strengthening our reputation and brand name recognition.
     We also plan to continue our focus on customer support by maintaining and expanding the capabilities of our highly qualified and specialized internal personnel.
     License and Acquire Key Technologies. We plan to continue our strategy of acquiring key technologies that expand our product offerings, address customer needs, and enhance the breadth of our evolving product portfolio. Any such acquisitions may be made in the form of partnering with industry leaders, acquiring or licensing technology assets associated with product lines, or acquiring other companies. In July 2005, we acquired all of the outstanding capital stock of Communication Machinery Corporation (“CMC”) which develops tools for testing Wi-Fi networks and equipment. In January 2006, we completed the acquisition of the mobile video and multimedia test product lines of privately-held Dilithium Networks.
     Expand International Market Presence. We plan to pursue sales in key international markets, including the Europe, Middle East and Africa region, and the Asia Pacific region. In order to pursue sales in these markets, we intend to continue to develop and expand our relationships with key customers and distributors, as well as expand our direct sales and marketing presence within these markets. In 2005, we expanded our sales and marketing teams in Europe, China, and India and plan for further expansion in these areas in 2006.
Products
     Our product line is primarily made up of network traffic generation and performance analysis systems that simulate large-scale networks and of stand-alone software applications that allow our customers to verify the performance, functionality, interoperability, and conformance of their products to industry standards. Our systems consist largely of interchangeable interface cards which fit into a multi-slot chassis. Our chassis are metal cases that incorporate a computer, a power supply, and a backplane, which connects the interface cards to the chassis. The interface cards generate, receive and analyze data traffic. The software for these systems includes management software and application-specific test suites.
     The operator can utilize our systems in either test labs or within networks. Our systems are operated through standard computer peripheral devices. These devices include a monitor, keyboard, and mouse. The operator of our systems establishes test parameters for the performance analysis by inputting data using the keyboard and mouse. The operator observes the results of the performance analysis using the monitor and may log results to files for post-analysis or archival.
     The operator configures our systems based on the specific interfaces of the network equipment being tested. For example, if the operator wants to analyze the performance of a router with Ethernet interfaces, the operator would insert Ethernet interface cards into our system.
Chassis
     Our primary chassis is the Optixia X16 chassis, which provides a highly flexible, scalable, and extensible next generation platform on which a test system can be built. Each chassis supports an integrated test controller that manages all system and testing resources. A wide array of interface cards is available to populate the chassis. The 16 slots support densities of up to 128 Gigabit Ethernet ports, up to 16 10 Gigabit Ethernet ports, and up to 32 Packet over SONET (POS) ports. These modules provide the network interface and distributed processing resources needed for executing a broad range of data, signaling, voice, video, and application testing from Layers 2-7. The ability to manage testing down to the port level coupled with the ability to hot-swap interface cards ensures a highly flexible, multi-user testing environment.

     Our highest port density chassis, the Optixia XL10, was created to efficiently meet the performance verification needs of today’s high density networking devices. With up to 240 10/100/1000 Mbps Ethernet or up to 60 10 Gigabit Ethernet ports capable of Layer 2-7 traffic generation and analysis at up to line rate in a single chassis, Optixia XL10 is the highest density and performance test platform in the industry. The Optixia XL10 also effectively provides performance verification throughout a product life cycle while providing the flexibility to configure and reconfigure a test environment to fulfill multiple requirements. The Optixia XL10 supports network and application testing from Layers 2 through 7, enabling the product to function in development test, system and performance test, and manufacturing test environments for devices ranging from switches and routers to content switches and web servers. Redundant and hot-swappable system components ensure reliable, long-term operation.
Interface Cards
     We offer a number of optical and electrical interface cards. Each one of our interface cards contains from one to twenty-four independent traffic generation and analysis ports. These ports operate at wire speed, the maximum rate that data traffic can be transmitted over the network. Each port on each interface card has a unique transmit stream engine that is used to generate either packets of information or pseudo random bit streams, and a real-time receive analysis engine capable of analyzing the packets or bit streams as they are being received. The transmit stream engine generates millions of IP data packets or continuous test sequences at wire speed that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. When bit streams have been generated, the analysis engine measures the bit error rate of test sequences. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Each of our current generation interface cards also includes a microprocessor per port to generate and analyze sophisticated routing protocols, such as BGP and OSPF, as well as application traffic such as TCP/IP, HTTP and SSL.
System Management Software
     Our systems are managed through graphical user interfaces that allow users to configure our chassis and interface cards to generate and analyze traffic. Each port can be independently configured to meet specific testing requirements, and results can be viewed using both tables and graphs. We also allow users to create custom and automated test applications tailored to meet their specific requirements with the commonly used Tool Command Language (Tcl) programming environment.
Application Specific Test Suites
     We have a large suite of software applications that measure and analyze the performance, functionality, interoperability, and conformance of networks, network equipment and applications that run on these networks. These measurements enable network and telephony equipment manufacturers, enterprises, internet and network service providers, and governments to evaluate the performance of their equipment during the design, manufacture, and pre-deployment stages, as well as after the equipment is deployed in a network. Our application-specific test suites are targeted at a wide range of testing requirements and market segments:
Video Testing
     IxLoad tests the performance of video servers, multicast routers, and the video delivery network. This is accomplished by emulating video servers and millions of video subscribers in Video on Demand and Broadcast Video scenarios. Protocols supported include MPEG, IGMP and RTSP.
     IxMobile is a complete 3G-324M/H.324M diagnostic tool that provides interoperability testing, troubleshooting, service optimization and video telephony call traffic monitoring capabilities. It is essentially a 4 in 1 tool, providing capabilities for emulation, analysis, monitoring and QoS with call reporting.

     IxChariot tests the video transport network. This is accomplished by emulating video traffic, and measuring end-to-end video quality. Measurements include throughput, latency, jitter, and Media Delivery Index (MDI).
Voice Testing
     IxVoice tests the functionality of VoIP and PSTN devices and services. This is accomplished by emulating end devices and servers. Testing areas supported include SIP, SCCP (Skinny), H.323, MGCP, H.248 (MEGACO), as well as TDM and analog telephony services.
     IxLoad tests the performance of SIP devices and infrastructure. This is accomplished by emulating thousands of SIP callers and callees in performance testing scenarios.
     IxChariot tests the voice transport network. This is accomplished by emulating voice traffic, and measuring end-to-end voice quality. Measurements include throughput, latency, jitter, and Mean Opinion Score (MOS).
Content Aware Testing
     IxLoad tests the performance of content-aware networks and devices including Server Load Balancers (SLB), Firewalls, Web Servers, and Mail Servers. This is accomplished by emulating millions of clients and a variety of servers in realistic performance testing scenarios. Protocols supported include TCP, HTTP, SSL, FTP, SMTP, POP3, IMAP, RTP, RTSP, Telnet, DNS, LDAP, DHCP, SIP, MPEG, and IGMP, as well as Distributed Denial Of Service (DDoS) attacks.
Layer 4-7 Security Testing
     IxLoad tests the performance of Layer 4-7 security devices, including Firewalls, SSL Gateways, Virus Scanners, Spam Filters, and Intrusion Detection Systems (IDS). This is accomplished by emulating clients and servers, several Layer 4-7 protocols, as well as Distributed Denial Of Service (DDoS) attacks. Key capabilities include the ability to mix valid user traffic with malicious traffic, and attaching viruses to emails.
Application Testing
     IxVerify tests the performance of enterprise applications. This is accomplished by emulating a large number of real users accessing applications. Technologies supported include JavaScript, XML, Java, Document Object Model (DOM), and databases (Oracle, SQL, Access).
Router Testing
     IxNetwork tests core/edge/customer routers and Layer 3 switches. This is accomplished by running large scale protocol emulations and generating high traffic load to verify performance. Protocols supported include IGPs (OSPF, IS-IS, RIP), BGP, MPLS (including L2/3 VPNs), and IP Multicast.
     IxScriptMate tests IP routing devices and systems in an automated fashion. A set of predefined test suites is used to execute control and data plane performance and functionality testing. Tests include route capacity, route convergence, session scalability, tunnel scalability, and data plane performance.
Layer 2-3 Security Testing
     IxVPN tests IPSec VPN gateways and systems. This is accomplished by establishing and authenticating IPSec tunnels, then generating traffic load over the tunnels to verify performance. Site-to-site and remote access VPN testing is supported, as well as DES, 3DES, and AES encryption.
     IxAuthenticate tests devices supporting 802.1x authentication. This is accomplished by high scalable emulation of 802.1x clients (supplicants). Authentication modes supported include MD5, TLS, TTLS, and PEAP.

Switch Testing
     IxNetwork tests Layer 2-3 switches and forwarding devices. This is accomplished by generating traffic load across a mesh of interfaces, and then measuring results down to a per flow basis. Protocols supported include Spanning Tree, multicast, and IP routing.
     IxScriptMate tests Layer 2-3 switches in an automated fashion. A set of predefined test suites is used to execute performance and functionality tests. Tests include data plane performance, QoS functionality, address cache tests, error filtering, and VLAN functionality.
     IxExplorer tests Layer 2-3 switches and forwarding devices. This is accomplished by generating traffic load with very granular control of packet parameters and detailed results analysis. Measurements include throughput, latency, inter-arrival time, data integrity, and sequence checking.
Wireless Testing
     IxWLAN tests 802.11 access points and wireless switches. This is accomplished by emulating wireless clients, and then generating traffic through those clients with other Ixia applications. Comprehensive security and authentication support includes WEP, WPA, 802.11i, and 802.1x.
     IxMobile is a complete 3G-324M/H.324M diagnostic tool that provides interoperability testing, troubleshooting, service optimization and video telephony call traffic monitoring capabilities. It is essentially a 4 in 1 tool, providing capabilities for emulation, analysis, monitoring and QoS with call reporting.
     IxChariot tests the wireless transport network. This is accomplished by emulating application traffic — whether data, voice, or video — and measuring end-to-end performance and quality. Measurements include throughput, latency, jitter, Mean Opinion Score (MOS), and Media Delivery Index (MDI).
Broadband Testing
     IxAccess tests broadband aggregation devices including B-RAS, DSLAMs, CMTSs, and edge routers. This is accomplished by emulating millions of broadband clients and generating traffic load over those connections. Protocol support includes PPPoE, PPPoA, L2TPv2, and L2TPv3.
     IxChariot tests the broadband access transport network. This is accomplished by emulating application traffic — whether data, voice, or video — and measuring end-to-end performance and quality. Measurements include throughput, latency, jitter, Mean Opinion Score (MOS), and Media Delivery Index (MDI).
Automated Testing
     IxScriptMate provides a complete automation environment for testing Layer 2-3 routers, switches, and similar devices. A set of predefined test suites is provided to execute performance and functionality tests. Multiple tests, whether predefined or custom developed, can be scheduled for execution together with configuration of the device under test.
     Our Tcl Automation Environment provides a comprehensive set of tools and APIs for automating testing with our hardware and software applications. Custom test libraries covering all of a customer’s Layer 2-7 testing requirements can be created in a single automation environment.
     ScriptGen is a tool that automatically generates Tcl script code from Ixia testing system configurations. This accelerates the development of automation code and helps train new users in the Ixia Tcl API.
Products in Development
     We continue to develop our IP testing capabilities, and throughout 2006 we intend to remain focused on improving our position in performance, functional, interoperability, and conformance testing in the following technology areas:

•	Gigabit Ethernet

•	10Gigabit Ethernet

•	Carrier / Metro Ethernet

•	ATM

•	Layer 4 – 7

•	MPLS

•	VPLS

•	Multicast

•	IPv6

•	Voice over IP

•	Video over IP

•	IPSec

•	SSL

•	Denial of Service

•	Wi-Fi

•	WiMAX

•	Mobile IP
     We may delay or cancel the introduction of new products to the market as a result of a number of factors, some of which are beyond our control. For more information regarding these factors, see “Business — Research and Development” on page 15 and “Risk Factors — If we are unable to successfully introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed” on page 17.
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
     Complex Logic Design. Our systems use FPGAs that are programmed by the host computer and therefore can be reconfigured for different applications. Our newest products have clock frequencies, which are the timing signals that synchronize all components within our system, of up to 344 megahertz, and logic densities, which are the number of individual switching components, or gates, of more than four million gates per chip. Our customers can download new features and enhancements from our website using a web browser that runs on our system, thereby allowing rapid updates of the system. Almost all of our logic is designed in the VHDL hardware description language, which is a unique programming language tailored to the development of logic chips. This language enables the easy migration of the hardware design to application specific integrated circuits as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design, which comprises a critical portion of our intellectual property. This reusable technology allows us to reduce the time-to-market for our new and enhanced products.
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
Customers
     During the period from our incorporation in May 1997 through December 31, 2005, we have shipped our systems to over 1,200 customers. No customer other than Cisco Systems accounted for more than 10% of our net revenues in 2005, 2004 or 2003. Our five largest customers collectively accounted for 45.9% of our net revenues in 2005, 44.4% of our net revenues in 2004, and 40.4% of our net revenues in 2003.
     We generally do not have long-term contracts with our customers, and they may reduce or discontinue their purchases at any time.
Competition
     The market for network performance measurement and analysis systems for use in the high-speed data communications industry is highly competitive, and we expect this competition to increase in the future. We currently compete with test equipment manufacturers such as Agilent Technologies, Spirent Communications, and Anritsu. We also compete with a number of small companies which are focused on network performance measurement.
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
     We expect competition to increase significantly from existing providers of network performance measurement and analysis products and from companies that may enter our existing or future markets. And as we move into new market segments within the broader testing arena, we will be challenged by new competitors. These companies may develop similar or substitute solutions that may be more cost-effective or provide better performance or functionality than our systems. Also, as we broaden our product offerings, we may move into new markets in which we will have to compete against companies already established in those markets. Some of our existing and potential competitors have longer operating histories, significantly greater financial, marketing, service, support, technical and other resources, significantly greater name recognition and a larger installed base of customers than we do. In addition, many of our competitors have well established relationships with our current and potential customers and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors will emerge and rapidly acquire market share. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.

     To be successful, we must continue to respond promptly and effectively to the challenges of changing customer requirements, technological advances and competitors’ innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for network performance measurement and analysis systems.
Sales, Marketing and Technical Support
     Sales. We use our global direct sales force to market and sell our systems. In addition, we use distributors to complement our direct sales and marketing efforts in certain international markets. Our net revenues from international product shipments were $43.2 million in 2005, $30.8 million in 2004, and $25.3 million in 2003. Our direct sales force maintains close contact with our customers and supports our distributors.
     Marketing. We have a number of programs to support the sale and distribution of our systems and to inform existing and potential customers and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business in the following ways:
•	sponsoring technical seminars that highlight our solutions;

•	participating in industry trade shows and technical conferences;

•	communicating through our corporate website; and

•	advertising in trade journals.
     Technical Support. We maintain a technically knowledgeable and responsive customer service and support staff that is critical to our development of long-term customer relationships. This staff can:
•	offer solutions for performance validation needs;

•	develop custom applications at our company headquarters;

•	deploy to customer sites on short notice; and

•	provide training to optimally utilize our systems.
Manufacturing
     Our manufacturing operations consist primarily of materials planning and procurement, quality control, logistics, final assembly and testing and distribution. We outsource the manufacture and assembly of printed circuit board assemblies and certain chassis to third party contract manufacturers and assembly companies. This manufacturing process enables us to operate without substantial space and personnel dedicated to manufacturing operations. As a result, we can conserve a significant portion of the working capital and capital expenditures that may be required for other operating needs.
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
Research and Development
     We believe that research and development is critical to our business. Our development efforts include anticipating and addressing the performance analysis needs of network equipment manufacturers, internet and network service providers, communications chip manufacturers and network users, and focusing on emerging high growth network technologies.
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
     We plan to continue to make significant investments in research and development, including international investments where we currently operate development facilities in Bucharest, Romania and Kolkata, India. Our research and development expenses were $32.4 million in 2005, $25.0 million in 2004 and $22.0 million in 2003. These costs included stock-based compensation expense of $271,000 in 2004 and $1.3 million in 2003. There was no stock-based compensation expense in 2005.
Intellectual Property and Proprietary Rights
     Our success and ability to compete is dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of patent, trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We have eight U.S. patents and have filed applications for a number of other patents in the U.S., Japan and the European Union. We cannot be certain that those applications will result in the issuance of any patents, or that any such patents, if they are issued, or our existing patents, will be upheld. We also cannot be certain that such patents, if issued, or our existing patents, will be effective in protecting our proprietary technology. We have registered the Ixia name, the Ixia logo and certain other trademarks in the United States and in the European Union, and have filed for registration of additional trademarks.
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
Employees
     As of December 31, 2005, we had approximately 640 full-time employees. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing, and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.
Available Information
     Our website address is www.ixiacom.com. We make available free of charge through a link provided at such website our Forms 10-K, 10-Q and 8-K as well as any amendments thereto. Such reports are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.
Item 1A.   Risk Factors
     The statements that are not historical facts contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report on Form 10-K and in certain of our other Securities and Exchange Act Commission filings, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us.
Because we depend on a limited number of customers for a majority of our revenues, any cancellation, reduction or delay in purchases by these customers could significantly harm our revenues and results of operations
     Historically, a small number of customers has accounted for a significant portion of our net revenues. Sales to our five largest customers represented 45.9% of our net revenues in 2005, 44.4% of our net revenues in 2004 and 40.4% of our net revenues in 2003. Sales to Cisco Systems, our largest customer, accounted for 34.8% of our net revenues in 2005, 31.8% of our net revenues in 2004 and 29.1% of our net revenues in 2003. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.
     Our dependence on large orders from a limited number of customers makes our relationships with these customers critical to the success of our business. We cannot be certain that we will be able to retain our largest customers, that we will be able to increase our sales to our other existing customers or that we will be able to attract additional customers. From time to time, we have experienced delays and reductions in orders from some of our major customers. In addition, our customers have sought price concessions from us and may continue to do so. We typically do not have long-term contracts with our customers, and our major customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop and maintain relationships with existing and new customers, or requirements that we make price concessions could significantly harm our revenues and results of operations.
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
We depend on sales of a narrow range of products and if customers do not purchase our products, our revenues and results of operations would be significantly harmed
     Our business and products are concentrated in the market for systems that analyze and measure the performance of network equipment and systems. This market is an evolving market and there is uncertainty regarding its size and scope. Our performance will depend on increased sales of our existing systems and the successful development, introduction and market acceptance of new and enhanced products. We cannot be certain that we will be successful in increasing these sales or in developing and introducing new products. Our failure to do so would significantly harm our revenues and results of operations.
Competition in our market could significantly harm our results of operations
     The market for our products is highly competitive. We face competition primarily from test equipment manufacturers such as Agilent Technologies, Spirent Communications and Anritsu. We also compete with a number of small companies which are focused on network performance analysis and measurement. Additionally, some of our significant customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has in the past accounted for a significant portion of our net revenues, we cannot be certain that it will continue to do so.
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
If we do not diversify our customer base, we may not be able to grow our business or increase our profitability
     Our growth depends in part on our ability to diversify our customer base by increasing sales to enterprises, government departments and agencies, internet and network service providers and communications chip manufacturers. To effectively compete for the business of these customers, we must develop new products and enhancements to existing products and expand our sales, marketing and customer service capabilities, which will result in increases in operating costs. If we cannot offset these increases in costs with an increase in our revenues, our net income may decrease. Some of our existing and potential competitors have existing relationships with many enterprise, government departments and agencies, internet and network service providers and communications chip manufacturers. We cannot be certain that we will be successful in increasing our sales presence in these markets. Any failure by us to increase sales in these markets would adversely affect our growth.
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
The loss of any of our key personnel could significantly harm our results of operations and competitive position
     Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing and sales employees. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Failure to retain or attract key personnel could significantly harm our results of operations and competitive position.
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

If we are unable to expand our sales and distribution channels or are unable to successfully manage our expanded sales organization, our revenues and results of operations will be harmed
     Historically, we have relied primarily on a limited direct sales organization, supported by distributors, to sell our products. Our distribution strategy focuses primarily on developing and expanding our direct sales organization and our network of distributors. We may not be able to successfully expand our sales and distribution channels, and the cost of any expansion may exceed the revenues that we generate. To the extent that we are successful in expanding our sales and distribution channels, we cannot be certain that we will be able to compete successfully against the significantly larger and better-funded sales and marketing operations of many of our current or potential competitors. In some cases, we have granted exclusive rights to our distributors to market our products in their specified territories. Our distributors may not market our products effectively or devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our sales and support staff, or to maintain existing or establish new relationships with successful distributors, would harm our revenues and results of operations.
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

To the extent that our customers consolidate, they may reduce purchases of our products and demand more favorable terms and conditions from us, which would harm our revenues and profitability
     Consolidation of our customers could reduce the number of customers to whom our products could be sold. These merged customers could obtain products from a source other than us or demand more favorable terms and conditions from us, which would harm our revenues and profitability. In addition, our significant customers may merge with or acquire our competitors and discontinue their relationships with us.
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
If we are unable to expand our international sales and distribution channels or manage them effectively, our results of operations would be harmed
     Historically, a significant portion of our sales have been made to customers in the United States. Sales in the United States accounted for 72.9% of our net revenues in 2005, 73.7% of our net revenues in 2004 and 69.7% of our net revenues in 2003. In the past, distributors have generated a significant portion of our international sales. In the past, we have had distributors enter bankruptcy and were therefore terminated as distributors of our products. Losses of one or more of our international distributors or their failure to sell our products would limit our ability to sustain and grow our revenues in international markets. We intend to expand into additional international markets in Europe and in the Asia Pacific region, by adding distributors and international sales and support personnel. Our failure in these efforts could significantly harm our results of operations and decrease the value of our stock.

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
     In particular, the FASB recently enacted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires the recording of compensation expense associated with stock option grants on our income statement. The current methodology for expensing such stock options is based on, among other things, the estimated volatility of the underlying stock. Our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options will negatively impact our profitability and may adversely impact our stock price. In addition, the adoption of such a standard could limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit and retain employees.
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
Failure by our contract manufacturers to provide us with adequate supplies of high quality products could harm our revenues, results of operations, competitive position and reputation
     We currently rely on a limited number of contract manufacturers to manufacture and assemble our products. We may experience delays in receiving product shipments from contract manufacturers or other problems, such as inferior quality and insufficient quantity of product. We cannot be certain that we will be able to effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to introduce new products and product enhancements, which will require that we rapidly achieve adequate production volumes by effectively coordinating with our suppliers and contract manufacturers. We do not have any long-term contracts with our contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and would harm our revenues, results of operations, competitive position and reputation.
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
Because of intense competition for technical personnel, we may not be able to recruit or retain necessary personnel on a cost-effective basis
     Our success will depend in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We plan to increase the number of our research and development, marketing, sales, customer service and operations employees. Competition for highly skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our ability to develop new products and maintain customer relationships. Volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain highly skilled employees who may look to stock options as a key component of their compensation. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of new and enhanced products and harm our ability to sell our products. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We may be subject to such claims as we seek to retain or hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. Such claims could also discourage potential employees who currently work for our competitors from joining us.
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
Our failure to protect our intellectual property may significantly harm our results of operations and reputation
     Our success and ability to compete is dependent in part on our ability to patent, protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of patent, trade secret, trademark and copyright laws to establish and protect our intellectual property. To date, we have relied primarily on trade secret laws to protect our proprietary processes and know-how. We have eight U.S. patents and have filed applications for additional patents in the U.S., Japan and the European Union. We cannot be certain that any of these applications will issue into patents or that any such patents, if issued, or our existing patents, will be upheld. We also cannot be certain that our existing patents and any such additional patents, if issued, will be effective in protecting our proprietary technology.
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
     In the event a claim against us were successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our revenues, results of operations and competitive position could be harmed.
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

Item 1B.   Unresolved Staff Comments
     Not applicable.
Item 2.   Properties
     Our corporate headquarters are located in Calabasas, California, where we currently lease approximately 84,100 square feet of space which houses our research and development, sales and marketing, finance and administration and manufacturing operations. The lease expires in May 2008, if not renewed. We also lease office space for our sales offices in Santa Clara, California, North Carolina, Virginia, Massachusetts, the United Kingdom, Japan, China and Bangalore, India. Additionally, we have leased facilities in Bucharest, Romania and Kolkata, India used primarily for research and development activities. We believe that our current facilities will be adequate to meet our needs for the next 12 months, or that we will be able to obtain additional space when and as needed on acceptable terms.
Item 3.   Legal Proceedings
     From time to time, certain legal actions may arise in the ordinary course of our business. To date, such legal actions have not had a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 4.   Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders during the fourth quarter of 2005.
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

	High	Low
2004
First quarter	$15.59	$9.63
Second quarter	12.21	8.67
Third quarter	9.72	5.76
Fourth quarter	16.90	8.88

2005
First quarter	$19.36	$13.46
Second quarter	21.17	13.96
Third quarter	20.00	14.71
Fourth quarter	15.20	10.25
     On February 22, 2006 the closing sales price reported for our common stock was $13.03 per share, and as of that date there were approximately 33 shareholders of record.

     We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.
     (b) Use of Proceeds
     None.
     (c) Issuer Repurchases of Equity Securities
     No securities were repurchased by us during any month during the fourth quarter of 2005.
Item 6.   Selected Financial Data
     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statement of income data set forth below for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from audited financial statements not included herein, but which were previously filed with the SEC.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Income Data (in thousands, except per share data):
Net revenues	$159,333	$116,978	$83,533	$67,594	$77,157
Cost of revenues(1)	24,800	20,716	15,761	13,310	16,610
Amortization of purchased technology	3,891	3,044	1,183	—	—

Gross profit	130,642	93,218	66,589	54,284	60,547

Operating expenses: (1)
Research and development	32,404	24,960	21,980	20,386	19,355
Sales and marketing	41,014	31,865	25,050	20,817	19,557
General and administrative	16,438	12,479	9,179	7,852	8,643
Amortization of intangible assets	1,278	1,532	1,070	941	57
Impairment of goodwill and other intangible assets	—	—	410	1,677	—

Total operating expenses	91,134	70,836	57,689	51,673	47,612

Income from operations	39,508	22,382	8,900	2,611	12,935
Interest and other income, net	5,055	2,960	3,062	2,743	4,035

Income before income taxes	44,563	25,342	11,962	5,354	16,970
Income tax expense	10,892	6,463	3,258	1,944	7,221

Net income	$33,671	$18,879	$8,704	$3,410	$9,749

Earnings per share:
Basic	$0.52	$0.31	$0.15	$0.06	$0.18
Diluted	$0.49	$0.29	$0.14	$0.06	$0.16

Weighted average number of common and common equivalent shares outstanding:
Basic	65,168	60,687	58,344	56,902	54,550
Diluted	69,227	64,745	62,227	60,609	61,977

(1) Stock-based compensation included in:
Cost of revenues	$—	$30	$157	$398	$729
Research and development	—	271	1,316	2,864	6,055
Sales and marketing	—	80	166	1,385	3,245
General and administrative	—	38	280	658	2,159

	$—	$419	$1,919	$5,305	$12,188

	December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$51,837	$16,383	$21,133	$45,265	$108,168
Short-term investments in marketable securities	124,456	81,757	42,718	25,650	8,475
Working capital	197,884	109,236	77,531	83,125	128,206
Long-term investments in marketable securities	25,392	49,015	58,072	51,306	—
Total assets	315,015	236,309	185,018	157,661	144,166
Total shareholders’ equity	282,096	206,926	167,054	149,167	137,821

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2005, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K and in conjunction with the “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.
Overview
     We are a leading provider of performance test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer a hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs) that allows our customers to create an integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of Video Telephony. Customers also use our performance applications to test and verify web, internet, security, and business applications.
     The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Year Ended December 31,
Product Category	2005		2004		2003
	(in thousands, except percentages)
Ethernet	$105,057	65.9%	$76,728	65.6%	$54,758	65.6%
SONET	8,265	5.2	8,099	6.9	7,832	9.4
Software	26,081	16.4	18,100	15.5	10,548	12.6
Chassis and other	19,930	12.5	14,051	12.0	10,395	12.4

Total	$159,333	100.0%	$116,978	100.0%	$83,533	100.0%

     Over the last three years, revenues from Ethernet interface cards have experienced the largest increase in dollar terms. Generally, Ethernet interface cards are used to test equipment that is used at the edge of the internet and in enterprise applications, where demand has been consistently increasing over the last three years. Revenues for SONET interface cards, while increasing slightly in dollar terms, have declined as a percentage of net revenues since 2003. Looking forward, we expect demand for our Ethernet interface cards to remain strong and we expect demand for our SONET interface cards to remain consistent with our historical experience and decrease as a percentage of net revenues. Over the same time period, software revenues have increased both in dollar terms and as a percentage of net revenues. This increase in software revenues is the result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. We expect software revenues to continue to increase both in dollar terms and as a percentage of net revenues.
     Sales to our five largest customers collectively accounted for approximately $73.1 million or 45.9% of our net revenues in 2005, $52.0 million or 44.4% of our net revenues in 2004 and $33.7 million or 40.4% of our net revenues in 2003. In addition, to date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer may diminish.
     Net Revenues. Our revenues consist primarily of hardware and software product sales. In some instances our software products are installed and run on other companies’ hardware. At other times, software products are installed on our hardware products and are an integral part of the functionality of the hardware. As such, we apply the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.”
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
     We use distributors to complement our direct sales and marketing efforts in certain international markets. Due to the broad range of features and options available with our hardware and software products, distributors generally do not stock our products and typically place orders with us after receiving an order from an end customer. These distributors receive business terms of sale generally similar to those received by our other customers.
     Cost of Revenues. Our cost of revenues includes materials, payments to third party manufacturers, salaries and other expenses related to manufacturing and technical support personnel, and the warranty cost of hardware to be replaced during the warranty period, which is typically one year. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. Cost of revenues also includes royalties and amortization of purchased intangible assets in connection with our acquisitions of certain product lines and technologies.
     Gross Margins. Gross margins of our various interface cards and software products have generally been consistent and have exceeded the gross margins of our chassis. In general, our gross margins are primarily affected by the following factors:
•	changes in our pricing policies and those of our competitors;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of our products sold, including the mix of software versus hardware sales;

•	new product introductions by us and by our competitors;

•	demand for our products;

•	expenses related to acquired technologies, such as royalties and amortization of intangible assets;

•	production volume; and

•	the mix of sales channels through which our products are sold.
     In the near term, we anticipate gross margins as a percentage of net revenues to remain relatively consistent, except as impacted as a result of the January 1, 2006 adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R (see additional information in the Critical Accounting Policies and Estimates and

Recent Accounting Pronouncements sections below, and as more fully described in Note 1 to our Consolidated Financial Statements).
     Operating Expenses. We generally recognize our operating expenses as we incur them in four major operational categories: research and development, sales and marketing, general and administrative, and amortization of intangible assets. In the near term, we expect total operating expenses to increase in dollar terms and as a percentage of net revenues as we seek to attain our strategic product development objectives, meet changing customer requirements and technological advances, enlarge our direct sales force, expand our administrative infrastructure, and due to an increase in stock-based compensation expense as a result of the January 1, 2006 adoption of SFAS 123R.
     Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period costs of our products used for internal purposes.
     Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in direct sales, sales support and marketing functions, as well as promotional and advertising expenditures.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses.
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
     Income Tax. Income tax expense is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and the effects of equity compensation plans. As a result of adopting SFAS 123R, we expect our effective tax rate to increase in the near term.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, deferred taxes, acquisition purchase price allocation, impairment of long-lived assets, stock-based compensation expense, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     We apply the following critical accounting policies in the preparation of our consolidated financial statements:
•	Revenue Recognition Policy. We recognize revenue as discussed in “Net Revenues” in the “Overview” section of Item 7.

•	Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on our best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. We review the allowance for doubtful accounts monthly. Past due balances of 60 days and over are reviewed individually for collectibility. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

•	Write-Down of Obsolete Inventory. We write-down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand is less favorable than our initial estimate, additional inventory write-downs may be required.

•	Deferred Taxes. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce net deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance we consider estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

•	Acquisition Purchase Price Allocation. When we acquire a business, product line or rights to a product or technology, we allocate the purchase price, including related transaction costs, to the various tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. To assist in this process, we may obtain appraisals from valuation specialists for certain of these items. Most of the assumptions used to determine fair value are made based on forecasted information. The useful lives of amortizable intangible assets are reviewed for reasonableness periodically by management in light of current conditions.

•	Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable definite life intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 which generally requires that we assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. To the extent that the estimated undiscounted cash flows fall below the carrying value of the intangible or other long lived assets we write-down the assets to fair value. Fair value is generally determined based on discounted cash flows. Determining the fair value based on discounted cash flows is subjective in nature and often involves the use of significant estimates and assumptions about future results and discount rates. We evaluate the recoverability of our goodwill in accordance with SFAS 142 which requires us to assess our goodwill annually for impairment. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the fair value.

•	Stock-Based Compensation Expense for 2006 and Thereafter. Effective January 1, 2006, we adopted SFAS 123R. SFAS 123R requires all share-based payments, including grants of stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective fair values for accounting purposes on the grant date. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments which meets the requirements of SFAS 123R. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. Stock-based compensation expense recognized in our consolidated financial statements in 2006 and thereafter will be based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees, our stock-based compensation expense will increase by the additional unearned compensation resulting from those grants. Had we adopted SFAS 123R in prior periods, the impact would have been similar to the current pro forma disclosures required under SFAS 123 (see Note 1 to our Consolidated Financial Statements).

•	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, in accordance with SFAS 5, “Accounting for Contingencies,” and we record accruals when the loss is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances of each situation and in some instances based in part on the advice of outside legal counsel.
Results of Operations
     The following table sets forth certain statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of revenues(1)	15.6	17.7	18.9
Amortization of purchased technology	2.4	2.6	1.4

Gross profit	82.0	79.7	79.7

Operating expenses: (1)
Research and development	20.3	21.3	26.3
Sales and marketing	25.8	27.3	30.0
General and administrative	10.3	10.7	11.0
Amortization of intangible assets	0.8	1.3	1.3
Impairment of goodwill and other intangible assets	0.0	0.0	0.5

Total operating expenses	57.2	60.6	69.1

Income from operations	24.8	19.1	10.6
Interest and other income, net	3.1	2.5	3.7

Income before income taxes	27.9	21.6	14.3
Income tax expense	6.8	5.5	3.9

Net income	21.1%	16.1%	10.4%

(1) Stock-based compensation included in:
Cost of revenues	0.0%	0.0%	0.2%
Research and development	0.0	0.3	1.6
Sales and marketing	0.0	0.1	0.2
General and administrative	0.0	0.0	0.3

	0.0%	0.4%	2.3%

Comparison of the Years Ended December 31, 2005 and 2004
     Net Revenues. In 2005, net revenues increased 36.2% to $159.3 million from the $117.0 million recorded in 2004. This increase was largely a result of the $28.3 million increase in sales of our Ethernet products, especially our Gigabit TXS and 10 Gigabit Ethernet interface cards, and the $8.0 million increase in sales of certain of our software products, including IxChariot, IxVoice and IxLoad. In 2005, net revenues from Cisco, our largest account, grew by $18.3 million, or 49.3%, to $55.5 million.
     Gross Profit. In 2005, gross profit as a percentage of net revenues increased to 82.0% from 79.7% in 2004. This increase in the gross profit percentage was a result of, among other factors, the elimination of the $500,000 minimum quarterly Chariot royalty which ended in the fourth quarter of 2004 and the lower amortization of purchased technology as a percentage of net revenues.
     Research and Development Expenses. In 2005, research and development expenses increased 29.8% to $32.4 million from the $25.0 million recorded in 2004. This increase primarily related to higher compensation and related benefit costs of $4.4 million in 2005 as compared to 2004, due in part to the expansion of our international development operations. This increase in 2005 as compared to 2004 was also due to increased depreciation expense of $992,000, higher travel costs of $863,000 and higher rent expense of $541,000, due in part to the expansion of our international development operations, and higher prototype costs of $365,000 associated with new product development.
     Sales and Marketing Expenses. In 2005, sales and marketing expenses increased 28.7% to $41.0 million from the $31.9 million recorded in 2004. This increase was primarily due to the addition of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of $6.1 million in sales and marketing expenses in 2005 as compared to 2004. Additionally, depreciation expense increased by $1.1 million and tradeshow, advertising and marketing communications expenses increased by $868,000 in 2005 as compared to 2004.
     General and Administrative Expenses. In 2005, general and administrative expenses increased 31.7% to $16.4 million from the $12.5 million recorded in 2004. This increase was primarily due to the expansion of our administrative infrastructure to support our growth, and legal expenses primarily related to general business issues and ongoing litigation. Administrative expansion efforts resulted in an increase in salary and benefit costs of $1.2 million and an increase in recruiting costs of approximately $832,000 in 2005 as compared to 2004. Additionally, legal costs increased by approximately $717,000 in 2005 as compared to 2004, largely related to general business issues and ongoing litigation.
     Amortization of Intangible Assets. In 2005, amortization of intangible assets decreased to $1.3 million from the $1.5 million recorded in 2004. This decrease was largely a result of the completion of the amortization of certain intangible assets.
     Interest and Other Income, Net. Interest and other income, net increased to $5.1 million in 2005 from the $3.0 million recorded in 2004. This increase was largely attributable to higher interest rates and larger cash and investment balances in the aggregate during 2005.
     Income Tax Expense. Income tax expense increased to $10.9 million, or an effective rate of 24.4%, in 2005 from $6.5 million, or an effective rate of 25.5%, in 2004. The effective tax rate differs from the statutory rate primarily due to research and development tax credits and the tax benefits from the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements.
Comparison of the Years Ended December 31, 2004 and 2003
     Net Revenues. In 2004, net revenues increased 40.0% to $117.0 million from the $83.5 million recorded in 2003. This growth in net revenues in 2004 was largely a result of the $22.0 million increase in sales of our Ethernet products, especially our 10 Gigabit and Gigabit TXS Ethernet interface cards, and the $7.6 million increase in sales of certain of our software products, including IxChariot, IxVoice and protocol software. In addition, this growth was from a combination of existing and new customers across all regions, but especially in North America where net revenues grew by $28.0 million in 2004 compared to 2003. Sales to our five largest customers collectively accounted for approximately $52.0 million or 44.4% of our net revenues in 2004 compared to $33.7 million or 40.4% of net revenues in 2003.
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
     General and Administrative Expenses. General and administrative expenses increased to $12.5 million in 2004 from $9.2 million in 2003. This increase was primarily due to the build-out of our administrative infrastructure to support our growth, accounting fees incurred to comply with the Sarbanes-Oxley Act of 2002 and legal expenses primarily related to ongoing litigation. The addition of general and administrative employees in 2004 resulted in an increase in salary and benefit costs of $1.1 million. Accounting fees increased by approximately $528,000 and legal costs increased by approximately $813,000 in 2004 compared to 2003.
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
     Income Tax Expense. Income tax expense increased to $6.5 million in 2004 from $3.3 million in 2003. Income tax expense resulted in an annual effective tax rate of 25.5% in 2004 and 27.2% in 2003. The annual effective tax rate in 2004 and 2003 differs from the statutory rate primarily due to research and development tax credits and the tax benefits from the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements, partially offset by nondeductible stock-based compensation charges.

Liquidity and Capital Resources
     As of December 31, 2005, we had cash and cash equivalents of $51.8 million compared to $16.4 million as of December 31, 2004. Our cash, cash equivalents and short and long-term investments, when viewed as a whole, totaled $201.7 million as of December 31, 2005 compared to $147.2 million as of December 31, 2004.
     Net cash provided by operating activities was $50.0 million in 2005, $29.4 million in 2004 and $17.7 million in 2003. Net cash generated from operations in 2005, 2004 and 2003 was primarily provided by net income of $33.7 million, $18.9 million and $8.7 million, respectively, adjusted for non-cash items and changes in working capital components. In 2005, 2004 and 2003, non-cash items included $14.9 million, $4.5 million and $2.4 million, respectively, related to certain tax benefits of stock option transactions and $11.1 million, $8.0 million and $6.6 million, respectively, for depreciation and amortization of fixed and intangible assets. The most significant changes in working capital components in 2005 and 2004 were due to increases in accounts receivable of $9.3 million and $5.1 million, respectively, resulting from higher sales and the timing of shipments. Changes in working capital in 2003 were primarily due to an $8.0 million increase in accounts receivable as a result of higher sales and the timing of shipments in the fourth quarter of 2003, a $4.8 million increase in accrued expenses due primarily to the accrual of the 2003 bonus with no bonus payout during the period and a royalty accrual related to the July 2003 NetIQ transaction.
     Cash used in investing activities was $41.2 million in 2005, $46.5 million in 2004 and $46.7 million in 2003. In 2005, cash used in investing activities principally consisted of $19.1 million related to the net purchases of marketable securities, $13.4 million for the purchase of property and equipment, $4.2 million related to the July 2005 acquisition of Communication Machinery Corporation, $2.5 million related to the January 2005 purchase of the remaining assets of the Chariot business from NetIQ, and $1.9 million related to the January 2005 payment of the remainder of the G3 Nova contingent earnout. In 2004, cash used in investing activities principally consisted of $30.0 million related to the net purchases of marketable securities, $8.7 million used for the purchase of property and equipment, and $6.4 million related to the February 2004 acquisition of G3 Nova and subsequently earned contingent payments based upon sales of G3 Nova products. In 2003, cash used in investing activities principally consisted of $23.8 million related to the net purchases of marketable securities, $18.1 million paid in connection with certain rights acquired from NetIQ in July 2003 and $4.2 million used for the purchase of property and equipment.
     Financing activities provided $26.6 million in 2005, $12.3 million in 2004 and $4.8 million in 2003. Financing activities consisted exclusively of proceeds from the exercise of stock options.
     As of December 31, 2005, we had no material commitments for capital expenditures. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.
Financial Commitments
     Our financial commitments at December 31, 2005 are as follows (in thousands):

		Year Ending December 31,
	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases	$8,606	$3,390	$3,207	$1,503	$222	$200	$84
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective fair values for accounting purposes on the grant date. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. Given that we have historically granted a significant amount of stock options to employees, the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and earnings per share. We will adopt the modified prospective transition method and continue to use the Black-Scholes fair value model, where applicable. In addition, had we adopted SFAS 123R in prior periods, the impact would have been similar to the current pro forma disclosures required under SFAS 123. We adopted SFAS 123R effective January 1, 2006.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply the requirements of SFAS 154 on any changes in principle made on or after January 1, 2006.
     In October 2005, FASB issued FASB Staff Position (FSP) No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” Assuming all other criteria of the grant date definition have been met, grant date is the date the award is approved in accordance with an entity’s corporate governance provisions, provided the award is a unilateral grant, whereby the recipient cannot negotiate the key terms and conditions of the award, and that the key terms and conditions are expected to be communicated to the recipient within a relatively short time from the date of approval. This FSP guidance is effective upon adoption of SFAS 123R. We do not expect this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.
     In November 2005, FASB issued FSP No. FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the computation of the additional paid-in capital (APIC) pool of SFAS 123R. The guidance in this FSP is effective after November 10, 2005. We may take up to one year from the later of adoption of SFAS 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We will evaluate this guidance, but we do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.
     In November 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addressees the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. We will review FSP Nos. FAS 115-1 and FAS 124-1, but we do not expect the adoption of this FSP to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities, auction rate securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our consolidated operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels as of December 31, 2005, the decline in the fair market value of the portfolio would not be material to our consolidated financial position, results of operations or cash flows.
Exchange Rate Sensitivity
     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales and development operations outside of the United States, we do have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee and British Pound. We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data
     Our financial statements and supplementary data required by this Item are provided in the consolidated financial statements of the Company included in this Annual Report on Form 10-K as listed in Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
     (a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

     (b) Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     (c) Attestation Report of the Independent Registered Public Accounting Firm
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     (d) Changes in Internal Control over Financial Reporting
     There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
     Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
     Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2006, which information appears under the captions entitled “Proposal 1 — Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed with the Commission within 120 days after the date of our last fiscal year-end which was December 31, 2005.
     The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2006, which information appears under the captions “Proposal 1 — Election of Directors - Compensation of Directors,” “Executive Compensation and Other Information,” “Compensation Committee Report on Executive Compensation” and “Performance Graph.” The Proxy Statement will be filed with the Commission within 120 days after the date of our last fiscal year-end which was December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2006, which information appears under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Executive

Compensation and other Information — Equity Compensation Plan Information.” The Proxy Statement will be filed with the Commission within 120 days after the date of our last fiscal year-end which was December 31, 2005.

Item 13.	Certain Relationships and Related Transactions
          Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2006, which information appears under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2005.

Item 14.	Principal Accountant Fees and Services
          The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2006, which information appears under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2005.
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
     (3) Exhibits

2.1	Stock Purchase Agreement dated as of February 20, 2004 by and among Ixia, G3 Nova Technology, Mihai Moldovan, Dana Moldovan and Ovidiu Rancu (schedules are omitted from this agreement, and the Registrant agrees to furnish supplementally a copy of any such schedule to the Commission upon request)(1)
3.1	Amended and Restated Articles of Incorporation, as amended(2)
3.2	Bylaws, as amended(3)
10.1*	Amended and Restated 1997 Equity Incentive Plan (4)
10.2*	Amended and Restated Non-Employee Director Stock Option Plan(5)
10.3*	Employee Stock Purchase Plan(6)
10.3.1*	Amendment No. 1, dated May 9, 2003, to Ixia Employee Stock Purchase Plan(7)
10.4*	Officer Severance Plan(8)
10.5*	Form of Indemnity Agreement between Ixia and its directors and executive officers(9)
10.6	Office Lease Agreement dated November 5, 1999 between Malibu Canyon Office Partners, LLC and Ixia First Amendment to Office Lease dated as of March 22, 2000 and Second Amendment to Office Lease dated May 8, 2003(10)
10.6.1	Third Amendment to Office Lease dated September 2004 between Malibu Canyon Office Partners, LLC and Ixia(11)
10.6.2	Fourth Amendment to Office Lease, effective October 27, 2005, between Malibu Canyon Office Partners, LLC and Ixia(12)

10.7*	Warrants dated August 2, 2000 to Purchase 80,000 Shares of Common Stock issued to Robert W. Bass(13)
10.8	Registration Rights and Stock Transfer Restriction Agreement dated as of September 1, 2000 among Ixia, Technology Capital Group S.A. and Stéphane Ratel(14)
10.10*	Employment offer letter agreement dated October 27, 2001 between Ixia and David Anderson(15)
10.11*	Employment offer letter agreement dated as of February 27, 2003 between Ixia and Robert W. Bass(16)
10.12*	Employment Offer Letter Agreement, effective July 30, 2003, between Ixia and Alan Amrod(17)
10.13	License, Distribution and Option Agreement, dated July 7, 2003, between NetIQ Corporation and Ixia(18)
10.13.1	First Amendment to License, Distribution and Option Agreement dated as of January 6, 2005 between the Registrant and NetIQ Corporation(19)
10.13.2	Second Amendment to License, Distribution and Option Agreement dated as of June 16, 2005 between the Registrant and NetIQ Corporation(20)(21)
10.14*	2004 Employee Bonus Plan(22)
10.15*	2005 Employee Bonus Plan(23)
10.16*	Summary of 2005 Compensation for the Registrant’s Named Executive Officers(24)
10.17*	Summary of Compensation for the Registrant’s Non-Employee Directors
14.1	Code of Ethics for Chief Executive and Senior Financial Officers(25)
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended March 31, 2004.

(2)	Incorporated by reference to Exhibit No. 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(3)	Incorporated by reference to Exhibit No. 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(6)	Incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107818) filed with the Commission on August 8, 2003.

(8)	Incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(9)	Incorporated by reference to Exhibit No. 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(10)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(11)	Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2004.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on December 6, 2005.

(13)	Incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(14)	Incorporated by reference to Exhibit No. 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(15)	Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2001.

(16)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2002.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended September 30, 2003.

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended September 30, 2003.

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(20)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(21)	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.

(22)	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the year ended December 31, 2004.

(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on May 19, 2005.

(24)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(25)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2003.
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

Dated: March 13, 2006	IXIA

/s/ Errol Ginsberg

Errol Ginsberg
President and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Errol Ginsberg	President, Chief Executive Officer and Director	March 13, 2006
Errol Ginsberg	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	March 13, 2006
Thomas B. Miller	(Principal Financial and Accounting Officer)

/s/ Jean-Claude Asscher	Chairman of the Board	March 13, 2006
Jean-Claude Asscher

/s/ Jon F. Rager	Director	March 13, 2006
Jon F. Rager

/s/ Massoud Entekhabi	Director	March 13, 2006
Massoud Entekhabi

/s/ Gail Hamilton	Director	March 13, 2006
Gail Hamilton

/s/ Jonathan Fram	Director	March 13, 2006
Jonathan Fram

IXIA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ixia:
We have completed integrated audits of Ixia’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the consolidated financial position of Ixia and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 10, 2006

IXIA
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$51,837	$16,383
Short-term investments in marketable securities	124,456	81,757
Accounts receivable, net	31,565	22,069
Inventories	9,846	6,669
Deferred income taxes	4,401	3,756
Income taxes receivable	9	1,696
Prepaid expenses and other current assets	3,510	2,878

Total current assets	225,624	135,208

Investments in marketable securities	25,392	49,015
Property and equipment, net	19,750	12,268
Deferred income taxes	10,004	4,798
Goodwill	13,468	11,377
Intangible assets, net	20,462	23,031
Other assets	315	612

Total assets	$315,015	$236,309

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,872	$1,556
Accrued expenses	12,399	13,181
Deferred revenues	8,338	7,032
Income taxes payable	4,131	4,203

Total current liabilities	27,740	25,972

Deferred revenues	528	—
Deferred income taxes	4,651	3,411

Total liabilities	32,919	29,383

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2005 and December 31, 2004, respectively, 66,580 and 62,459 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	126,792	100,144
Additional paid-in capital	68,098	53,247
Retained earnings	87,206	53,535

Total shareholders’ equity	282,096	206,926

Total liabilities and shareholders’ equity	$315,015	$236,309

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net revenues	$159,333	$116,978	$83,533
Cost of revenues (1)	24,800	20,716	15,761
Amortization of purchased technology	3,891	3,044	1,183

Gross profit	130,642	93,218	66,589

Operating expenses: (1)
Research and development	32,404	24,960	21,980
Sales and marketing	41,014	31,865	25,050
General and administrative	16,438	12,479	9,179
Amortization of intangible assets	1,278	1,532	1,070
Impairment of goodwill and other intangible assets	—	—	410

Total operating expenses	91,134	70,836	57,689

Income from operations	39,508	22,382	8,900
Interest and other income, net	5,055	2,960	3,062

Income before income taxes	44,563	25,342	11,962
Income tax expense	10,892	6,463	3,258

Net income	$33,671	$18,879	$8,704

Earnings per share:
Basic	$0.52	$0.31	$0.15
Diluted	$0.49	$0.29	$0.14

Weighted average number of common and common equivalent shares outstanding:
Basic	65,168	60,687	58,344
Diluted	69,227	64,745	62,227

(1)	Stock-based compensation included in:

Cost of revenues	$—	$30	$157
Research and development	—	271	1,316
Sales and marketing	—	80	166
General and administrative	—	38	280

	$—	$419	$1,919

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

			Additional	Deferred
	Common Stock		Paid-In	Stock-based	Retained
	Shares	Amount	Capital	Compensation	Earnings	Total
Balance as of December 31, 2002	57,595	$79,206	$47,045	$(3,036)	$25,952	$149,167
Net income					8,704	8,704
Exercise of stock options and employee stock purchase plan options	2,047	4,842				4,842
Amortization of deferred stock-based compensation				2,414		2,414
Forfeiture of stock options			(698)	203		(495)
Stock option tax benefit			2,422			2,422

Balance as of December 31, 2003	59,642	84,048	48,769	(419)	34,656	167,054
Net income					18,879	18,879
Exercise of stock options and employee stock purchase plan options	2,510	12,333				12,333
Issuance of common stock in connection with acquisition	307	3,763				3,763
Amortization of deferred stock-based compensation				419		419
Stock option tax benefit			4,478			4,478

Balance as of December 31, 2004	62,459	100,144	53,247	—	53,535	206,926
Net income					33,671	33,671
Exercise of stock options and employee stock purchase plan options	4,121	26,648				26,648
Stock option tax benefit			14,851			14,851

Balance as of December 31, 2005	66,580	$126,792	$68,098	$—	$87,206	$282,096

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$33,671	$18,879	$8,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,925	3,418	4,388
Amortization of intangible assets	5,169	4,576	2,255
Allowance for doubtful accounts	12	432	249
Stock-based compensation	—	419	1,919
Deferred income taxes	(4,842)	719	(1,438)
Tax benefit from stock option transactions	14,851	4,478	2,422
Impairment of goodwill and other intangible assets	—	—	410
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,389)	(5,130)	(8,019)
Inventories	(3,156)	(1,002)	(464)
Income taxes receivable	1,687	315	(2,011)
Prepaid expenses and other current assets	(629)	(696)	(85)
Other assets	297	6	(53)
Accounts payable	1,312	432	(154)
Accrued expenses	3,339	(89)	4,776
Deferred revenues	1,819	1,320	3,478
Income taxes payable	(72)	1,365	1,311

Net cash provided by operating activities	49,994	29,442	17,688

Cash flows from investing activities:
Purchases of property and equipment	(13,396)	(8,707)	(4,233)
Purchases of available-for-sale securities	(143,336)	(82,551)	(27,125)
Proceeds from available-for-sale securities	109,186	47,750	20,150
Purchases of held-to-maturity securities	(22,030)	(24,181)	(53,505)
Proceeds from held-to-maturity securities	37,104	29,000	36,646
Purchases of technology and other intangible assets	(180)	(1,447)	(457)
Payments in connection with acquisitions	(8,536)	(6,389)	(18,138)

Net cash used in investing activities	(41,188)	(46,525)	(46,662)

Cash flows from financing activities:
Exercise of stock options and employee stock purchase plan options	26,648	12,333	4,842

Net cash provided by financing activities	26,648	12,333	4,842

Net increase (decrease) in cash and cash equivalents	35,454	(4,750)	(24,132)
Cash and cash equivalents at beginning of year	16,383	21,133	45,265

Cash and cash equivalents at end of year	$51,837	$16,383	$21,133

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$853	$2,109	$2,991

Non-cash activities:
Common stock issued in connection with acquisition	$—	$3,763	$—

The accompanying notes are an integral part of these consolidated financial statements

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
     Business
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of performance test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer a hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs) that allows our customers to create an integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of Video Telephony. Customers also use our performance applications to test and verify web, internet, security, and business applications.
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
     Consolidation
     All subsidiaries are consolidated as they are 100% owned by us. All significant intercompany transactions and accounts are eliminated in consolidation.
     Cash and Cash Equivalents
     We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We generally place funds that are in excess of current needs in high credit quality instruments such as money market accounts. There are no restrictions on the use of cash and investments.
     Fair Value of Financial Instruments
     Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities are carried at cost, which approximates their fair values because of the short-term maturity of these instruments and the relative stability of interest rates.
     We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen. These contracts are used to reduce the risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes. To date, net gains and losses on the above transactions have not been significant. As of December 31, 2005, we did not have any significant foreign currency forward contracts outstanding.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Investments in Marketable Securities
     Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Amortization of the purchase discounts and premiums is included in interest and other income, net. Available-for-sale securities are stated at fair value as determined by the most recently traded market price of each security at the balance sheet date. The net unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income, net of tax. The specific identification method is used to compute realized gains and losses on our marketable securities. To date, realized gains and losses on our marketable securities and unrealized gains and losses on our available-for-sale securities have not been significant.
     Our held-to-maturity securities as of December 31, 2005 and 2004 consisted primarily of U.S. government, federal agency and corporate debt securities. As of December 31, 2005 and 2004, our available-for-sale securities consisted primarily of high-grade auction rate securities with reset periods of generally 35 days or less. We regularly monitor and evaluate the realizable value of our marketable securities. Declines in value judged to be other than temporary were not material to our results of operations in any period presented.
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
     Inventories
     Inventories are goods held for sale in the normal course of business. Inventories are stated at the lower of cost (first-in, first-out) or market. The inventory balance is segregated between raw materials, work in process (“WIP”) and finished goods. Raw materials are low level components, many of which are purchased from vendors, WIP is partially assembled products and finished goods are products that are ready to be shipped to end customers. Consideration is given to inventory shipped and received near the end of a period and the transaction is recorded when transfer of title occurs. We regularly evaluate inventory for obsolescence and adjust to net realizable value based on inventory that is obsolete or in excess of current demand.
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
     Amortization of Intangible Assets and Goodwill Impairment
     We apply Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” to purchased intangible assets, which are carried at cost less accumulated amortization. Cost or purchase price is determined based on amounts paid to the seller (both in cash and the value of our stock), liabilities assumed and transaction costs. The value of intangible assets is determined using valuation techniques such as the discounted cash flow method. In the case of a purchase of a business, the purchase price is allocated to the various identifiable assets, including intangibles, based on their respective fair values, with any remaining amount being assigned to goodwill. In the case of an asset purchase, any excess purchase price is allocated ratably based on the respective

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
fair values of the assets. Amortization of purchased technology is computed using the greater of (a) the ratio of current revenues to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life. Amortization of other intangible assets is computed using the straight-line method over the economic lives of the respective assets. The economic useful lives are determined based on comparison of similar technologies in the industry, historical experience and management expectations. Goodwill is carried at cost and is tested for impairment annually or whenever events or circumstances occur indicating that goodwill might be impaired in accordance with SFAS 142. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the implied fair value of goodwill. Other intangible assets are tested for impairment as circumstances arise in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recorded to the extent that the carrying value of an intangible asset exceeds its fair value.
     Litigation
     We are currently involved in certain legal proceedings. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates.
     Product Warranty Costs
     We generally warrant our products for up to one year after sale and provide for estimated future warranty costs at the time revenue is recognized. Accrued product warranty costs are included as a component of accrued expenses on the accompanying Balance Sheets and are not material.
     Revenue Recognition
     Our revenues consist primarily of hardware and software product sales. In some instances our software products are installed and run on other companies’ hardware. At other times, software products are installed on our hardware products and are an integral part of the functionality of the hardware. As such, we apply the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.”
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
     We use distributors to complement our direct sales and marketing efforts in certain international markets. Due to the broad range of features and options available with our hardware and software products, distributors generally do not stock our products and typically place orders with us after receiving an order from an end customer. These distributors receive business terms of sale generally similar to those received by our other customers.
     Research and Development
     Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancements of our products. Costs related to research and development activities, including those incurred to establish the technological feasibility of a software product, are expensed as incurred. If technological feasibility is established, all development costs incurred until general product release are subject to

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
capitalization. To date, the establishment of technological feasibility of our products and general release have substantially coincided. As a result, we have not capitalized any development costs.
     Software Developed for Internal Use
     We capitalize costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software. We expense costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance phases. To date, internal costs incurred to develop software for internal use have not been significant.
     Advertising
     Advertising costs are expensed as incurred. Advertising costs were $1.5 million, $918,000 and $867,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     Stock-Based Compensation
     At December 31, 2005, we have three stock-based employee and director compensation plans which are described more fully in Note 8. We account for our stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price. We account for stock-based awards issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees.”
     We calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life (in years)	4.0	3.7	4.0
Risk-free interest rates	4.2%	3.1%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.4%	92.8%	108.0%
     The following table illustrates the effect on stock-based compensation, net income and earnings per share on a pro forma basis as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2005	2004	2003
Stock-based compensation:
As reported	$—	$419	$1,919
Additional stock-based compensation expense, net of taxes, determined under the fair value method	8,402	13,612	10,506

Pro forma	$8,402	$14,031	$12,425

Net income (loss):
As reported	$33,671	$18,879	$8,704
Additional stock-based compensation expense, net of taxes, determined under the fair value method	8,402	13,612	10,506

Pro forma	$25,269	$5,267	$(1,802)

Basic earnings (loss) per share:
As reported	$0.52	$0.31	$0.15
Pro forma	$0.39	$0.09	$(0.03)

Diluted earnings (loss) per share:
As reported	$0.49	$0.29	$0.14
Pro forma	$0.37	$0.08	$(0.03)
     In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of stock options and employee stock purchase rights, to be recognized in the financial statements based on their fair values for accounting purposes on the grant date and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition.
     Effective January 1, 2006, we adopted SFAS 123R which will have a significant adverse impact on our reported results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS 123R in prior periods, the impact would have been similar to the current SFAS 123 pro forma disclosures above. The balance of gross unearned stock-based compensation to be expensed in the periods 2006 through 2009 related to stock-based awards unvested at December 31, 2005, as previously calculated under the requirements of SFAS 123, is approximately $27.2 million. To the extent that we grant additional equity securities to employees, stock-based compensation expense will increase by the additional unearned compensation resulting from those grants. We anticipate we will grant additional employee stock-based awards in 2006 as part of our long-term incentive compensation programs. The impact of these grants cannot be estimated at this time because it will depend on a number of factors, including the amount of stock-based awards granted and the-then current fair values for accounting purposes.
     Income Taxes
     We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
     Earnings Per Share
     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Comprehensive Income
     We have adopted the provisions of SFAS 130, “Reporting Comprehensive Income.” SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, there have been no significant transactions that are required to be reported in comprehensive income, other than net income.
     Segments
     We have adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We have determined that we did not have any separately reportable business segments as of, and for the years ended, December 31, 2005, 2004 and 2003.
     Reclassifications
     Certain reclassifications have been made to prior years, financial statements to conform to the current year presentation.
     Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective fair values for accounting purposes on the grant date. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. Given that we have historically granted a significant amount of stock options to employees, the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and earnings per share. We will adopt the modified prospective transition method and continue to use the Black-Scholes fair value model, where applicable. In addition, had we adopted SFAS 123R in prior periods, the impact would have been similar to the current pro forma disclosures required under SFAS 123. We adopted SFAS 123R effective January 1, 2006.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
errors made in fiscal years beginning after December 15, 2005. We will apply the requirements of SFAS 154 on any changes in principle made on or after January 1, 2006.
     In October 2005, FASB issued FASB Staff Position (FSP) No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” Assuming all other criteria of the grant date definition have been met, grant date is the date the award is approved in accordance with an entity’s corporate governance provisions, provided the award is a unilateral grant, whereby the recipient cannot negotiate the key terms and conditions of the award, and that the key terms and conditions are expected to be communicated to the recipient within a relatively short time from the date of approval. This FSP guidance is effective upon adoption of SFAS 123R. We do not expect this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.
     In November 2005, FASB issued FSP No. FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the computation of the additional paid-in capital (APIC) pool of SFAS 123R. The guidance in this FSP is effective after November 10, 2005. We may take up to one year from the later of adoption of SFAS 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We will evaluate this guidance, but we do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.
     In November 2005, FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addressees the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective for reporting periods beginning after December 15, 2005. We will review FSP Nos. FAS 115-1 and FAS 124-1, but we do not expect the adoption of this FSP to have a material impact on our consolidated financial position, results of operations or cash flows.
2. Concentrations
     Credit Risk
     Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We maintain our cash and cash equivalents with reputable financial institutions, and at times, cash balances may be in excess of FDIC insurance limits. We extend differing levels of credit to customers, do not generally require collateral, and maintain reserves for potential credit losses based upon the expected collectibility of accounts receivable.
     Significant Customer
     For the years ended December 31, 2005, 2004 and 2003, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Year Ended December 31,
	2005	2004	2003
Amount of net revenues	$55,498	$37,165	$24,316
As a percentage of total net revenues	35%	32%	29%

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of December 31, 2005 and 2004, we had receivable balances from the customer approximating 27% and 22%, respectively, of total accounts receivable.
     International Data
     For the years ended December 31, 2005, 2004 and 2003, net revenues from international product shipments consisted of the following (in thousands, except percentages):

	Year Ended December 31,
	2005	2004	2003
Amount of net revenues	$43,232	$30,756	$25,287
As a percentage of total net revenues	27%	26%	30%
     Long-lived assets are primarily located in the United States. As of December 31, 2005, approximately $4.9 million, or 5.5% of our 2005 total long-lived assets, were located at international locations. As of December 31, 2004, approximately $1.4 million, or 1.4% of our 2004 total long-lived assets, were located at international locations.
     Sources of Supply
     We currently buy a number of key components of our products from a limited number of suppliers. Although there are a limited number of manufacturers of these components, we believe that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect consolidated operating results.
3. Selected Balance Sheet Data (in thousands)
     Accounts Receivable, Net
     Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2005	2004
Trade accounts receivable	$32,419	$22,911
Allowance for doubtful accounts	(854)	(842)

	$31,565	$22,069

     Allowance for doubtful accounts was adjusted during the years presented as follows:

	Balance at	Charged to and	Reversals to		Balance at
	Beginning	Cost and	Cost and		End of
Year Ended December 31,	of Period	Expenses	Expenses	Deductions	Period
2005	$842	$300	$(150)	$(138)	$854
2004	410	450	—	(18)	842
2003	161	300	—	(51)	410

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Investments in Marketable Securities
     Investments in marketable securities as of December 31, 2005 consisted of the following:

	Carrying	Fair
	Value	Value
Available-for-sale — short-term:
Auction rate securities	$89,526	$89,526
Held-to-maturity — maturities of less than one year:
U.S. government and federal agency debt securities	20,917	20,759
Corporate debt securities	14,013	13,901

	124,456	124,186

Held-to-maturity — maturities of one to five years:
U.S. government and federal agency debt securities	24,392	24,010
Corporate debt securities	1,000	975

	25,392	24,985

	$149,848	$149,171

     Investments in marketable securities as of December 31, 2004 consisted of the following:

	Carrying	Fair
	Value	Value
Available-for-sale — short-term:
Auction rate securities	$55,376	$55,376
Held-to-maturity — maturities of less than one year:
U.S. government and federal agency debt securities	2,000	2,005
Corporate debt securities	24,381	24,400

	81,757	81,781

Held-to-maturity — maturities of one to five years:
U.S. government and federal agency debt securities	28,928	28,729
Corporate debt securities	20,087	19,878

	49,015	48,607

	$130,772	$130,388

     Inventories
     Inventories consisted of the following:

	December 31,	December 31,
	2005	2004
Raw materials	$3,574	$1,665
Work in process	3,426	2,808
Finished goods	2,846	2,196

	$9,846	$6,669

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property and Equipment, Net
Property and equipment, net consisted of the following:

		December 31,	December 31,
	Useful Life	2005	2004
	(in years)
Computer equipment	3	$5,168	$3,343
Computer software	3	5,236	2,669
Demonstration equipment	2	9,538	8,318
Development equipment	5	8,416	6,270
Furniture and other equipment	5	10,160	7,447
Leasehold improvements	7	2,024	1,074

		40,542	29,121
Accumulated depreciation		(20,792)	(16,853)

		$19,750	$12,268

Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	December 31,
	2005	2004
Accrued payroll	$2,719	$1,430
Accrued vacation	1,639	1,169
Accrued bonuses	1,533	1,756
Accrued commissions	1,275	966
Accrued legal and professional fees	910	719
Accrued property taxes	887	121
Employee stock purchase plan payroll deductions	644	451
Accrued sales tax	530	332
Accrued royalties	28	542
Accrued G3 Nova earnout (Note 4)	—	1,856
NetIQ purchase option accrual	—	2,500
Other	2,234	1,339

	$12,399	$13,181

4. Acquisitions
Communication Machinery Corporation
     On July 15, 2005, we completed the acquisition of all of the outstanding capital stock of Communication Machinery Corporation (“CMC”). CMC developed tools for testing Wi-Fi networks and equipment. This acquisition enabled us to enter the fast growing wireless testing market, expand our product offering to existing customers and gain access to new customers. These factors, among others, contributed to a purchase price in excess of the fair value of CMC’s net tangible and intangible assets acquired, and, as a result, we have recorded goodwill in connection with this transaction. The results of CMC’s operations have been included in the consolidated financial statements since the acquisition date.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The CMC purchase price of $4.2 million included $4.0 million in cash payments, and legal and other acquisition costs of approximately $200,000. The following table summarizes the estimated fair values of the tangible and intangible assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
     The following table summarizes the pro forma net revenues, net income and earnings per share had the acquisition of CMC occurred on January 1, 2005 and 2004, respectively (in thousands, except per share data):

	Year ended December 31,
	2005	2004
Net revenues	$159,700	$1,430
Net income	33,549	1,169
Earnings per share:
Basic	0.51	0.31
Diluted	0.48	0.29
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
G3 Nova Technology, Inc.
     On February 20, 2004, we completed the acquisition of all of the outstanding capital stock of G3 Nova Technology, Inc. (“G3 Nova”). G3 Nova developed and sold Voice over IP test tools for enterprise call centers, communication networks and network devices. This acquisition opened new growth opportunities by allowing us to offer a broader portfolio of products to customers, as well as gain access to new customer segments. These factors, among others, contributed to a purchase price in excess of the fair value of G3 Nova’s net tangible and intangible assets acquired, and, as a result, we have recorded goodwill in connection with this transaction. The results of G3 Nova’s operations have been included in the consolidated financial statements since the acquisition date.
     The G3 Nova purchase price of $9.5 million included $5.5 million in cash, 307,020 shares of our common stock valued at $3.8 million and legal and other acquisition costs of $207,000. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
     The purchase agreement also provided for a contingent earnout payment of up to $2.5 million to be paid to the sellers based upon sales of G3 Nova products from July 2004 through June 2005. Based on orders received for G3 Nova products from July 2004 through December 2004, management believed that the contingent amount would be earned and accelerated the payment of the earnout; $600,000 of this amount was paid in November 2004 and the remaining $1.9 million was paid in January 2005. We recorded the entire contingent amount of $2.5 million in our December 31, 2004 consolidated financial statements as additional goodwill.
5. Goodwill and Other Intangible Assets
     The following table presents 2005 details of our total purchased intangible assets (in thousands):

		Accumulated
Description	Gross	Amortization	Net
Goodwill	$13,468	$—	$13,468

Other intangible assets:
Technology	$27,653	$(10,106)	$17,547
Non-compete	862	(699)	163
Trademark	676	(227)	449
Workforce	395	(247)	148
Customer relationships	2,026	(604)	1,422
Other	1,260	(527)	733

	$32,872	$(12,410)	$20,462

     The following table presents 2004 details of our total purchased intangible assets (in thousands):

		Accumulated
Description	Gross	Amortization	Net
Goodwill	$11,377	$—	$11,377

Other intangible assets:
Technology	$26,352	$(5,711)	$20,641
Non-compete	792	(609)	183
Trademark	676	(127)	549
Workforce	395	(148)	247
Customer relationships	976	(285)	691
Other	1,081	(361)	720

	$30,272	$(7,241)	$23,031

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The estimated future amortization expense of purchased intangible assets as of December 31, 2005 is as follows (in thousands):

2006	$5,441
2007	5,078
2008	4,390
2009	3,520
2010	1,697
Thereafter	336

$20,462

6. Income Taxes
     Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$13,086	$4,335	$3,643
State	2,635	1,571	1,381
Foreign	14	79	195

Deferred:
Federal	(2,319)	2,233	(668)
State	(2,540)	(1,700)	(1,338)
Foreign	16	(55)	45

Income tax expense	$10,892	$6,463	$3,258

     The net effective income tax rate differed from the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal statutory expense	$15,597	$8,867	$4,215
State taxes, net of federal benefit	87	113	328
Research and development credits	(1,937)	(1,475)	(901)
Stock-based compensation	(1,924)	(968)	(407)
Other	(931)	(74)	23

Income tax expense	$10,892	$6,463	$3,258

Net effective income tax rate	24.4%	25.5%	27.2%

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$353	$359
Research and development credit carryforward	9,298	4,696
Deferred revenue	430	531
Stock-based compensation	1,220	1,357
Inventory adjustments	1,149	833
Net operating loss carryforward	706	55
Accrued liabilities and other	1,249	723

Total deferred tax assets	14,405	8,554

Deferred tax liabilities:
Depreciation and amortization	(4,651)	(3,411)

Net deferred taxes	$9,754	$5,143

     Realization of the December 31, 2005 deferred tax assets is dependent on us generating sufficient taxable income in the future. Although realization is not assured, we believe it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.
     As of December 31, 2005, we have gross federal and state research and development credit carryforwards of approximately $11.7 million, which begin to expire in 2021.
     At December 31, 2005, we have net operating loss (“NOLs”) carryforwards of approximately $1.7 million and $1.8 million for federal and state purposes, respectively. The federal NOLs expire at various dates through 2024, and the state NOLs expire at various dates through 2014. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The annual limitation under Section 382 of the Internal Revenue Code is approximately $183,000.
     Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $1.0 million at December 31, 2005. Deferred income taxes on these earnings have not been provided as these accounts are considered to be permanent in duration.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Commitments and Contingencies
     Leases
     We lease our facilities under noncancelable operating leases for varying periods through May 2011, excluding options to renew. The following are the future minimum commitments under these leases (in thousands):

Year Ending
December 31,
2006	$3,390
2007	3,207
2008	1,503
2009	222
2010	200
Thereafter	84

$8,606

     Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $3.0 million, $2.3 million and $1.8 million, respectively.
     Litigation
     From time to time, certain legal actions may arise in the ordinary course of our business. We believe that the ultimate outcome of our ongoing actions will not have a material adverse effect on our financial position, results of operations or cash flows.
     Indemnifications
     In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
8. Shareholders’ Equity
     Stock Options
     Our 1997 Stock Option Plan, as amended (the “1997 Plan”), provides for the issuance of stock-based awards to our qualified employees and consultants. The stock-based awards may include incentive stock options or nonqualified stock options. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our common stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. As of December 31, 2005, we have reserved 28.5 million shares of our common stock for issuance under the 1997 Plan, 4.8 million shares of which were available for future grant as of such date.
     Our Director Plan, as amended (the “Director Plan”), provides for the issuance of stock-based awards to our non-employee directors. We have reserved a total of 400,000 shares of common stock for issuance under the plan. The option grants under the plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of our common stock on the grant date. The plan provides for an initial grant to a non-

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
employee director of an option to purchase at least 25,000 and up to 35,000 shares of common stock upon the director’s appointment to the board, which vest and become exercisable in eight equal quarterly installments. The plan also provides for each non-employee director to be granted an option to purchase 10,000 shares of common stock upon the director’s re-election to the board at an annual meeting of shareholders, provided the director has served as a non-employee director for at least six months preceding the date of the annual meeting. These subsequent grants vest and become exercisable in four equal quarterly installments commencing on the last day of the calendar quarter in which the option is granted. The plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of December 31, 2005, the Director Plan had 227,000 shares available for future grant.
     The following table summarizes information relating to stock option activity under the above plans for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

		Weighted Average
	Number	Exercise Price
	of Options	Per Share
Options Outstanding as of December 31, 2002	11,689	$6.02
Granted	1,858	7.31
Exercised	(1,603)	2.13
Canceled	(932)	8.18

Options Outstanding as of December 31, 2003	11,012	6.62
Granted	3,456	11.21
Exercised	(1,859)	5.33
Canceled	(663)	8.49

Options Outstanding as of December 31, 2004	11,946	8.04
Granted	3,166	15.64
Exercised	(3,807)	6.22
Canceled	(840)	12.89

Options Outstanding as of December 31, 2005	10,465	$10.62

     The weighted-average grant-date fair value of options granted during 2005, 2004 and 2003 was $7.75, $7.07 and $5.08 per share, respectively. The fair value was determined using the Black-Scholes option pricing model.
     Additional information with respect to stock options outstanding as of December 31, 2005 is as follows (in thousands, except years and per share data):

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted
				Remaining	Average		Weighted
Range of			Number	Contractual	Exercise	Number	Average Exercise
Exercise Price			Outstanding	Life (in years)	Price	Outstanding	Price
$0.01	to	$4.10	1,638	3.80	$2.13	1,423	$1.85
4.22	to	8.50	1,699	5.06	7.10	1,066	7.30
8.58	to	11.31	1,515	4.92	9.94	1,105	9.84
11.50	to	11.94	1,495	5.46	11.89	553	11.89
12.00	to	13.98	2,119	6.50	13.47	769	13.15
14.00	to	19.05	1,697	6.49	16.47	149	16.95
19.55	to	21.50	302	5.92	20.64	143	20.65

$0.01	to	$21.50	10,465	5.45	$10.62	5,208	$8.34

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     There were approximately 6.6 million options exercisable with a weighted-average exercise price of $6.82 at December 31, 2004. There were approximately 5.7 million options exercisable with a weighted-average exercise price of $5.77 at December 31, 2003.
     Employee Stock Purchase Plan
     The employee stock purchase plan was adopted and approved in September 2000. The plan became effective upon the closing of our initial public offering in October 2000. We have reserved a total of 2.0 million shares of common stock for issuance under the plan, together with the potential for an annual increase in the number of shares reserved under the plan on May 1 of each year. As of December 31, 2005, 329,000 shares were available for future issuance. For the years ended December 31, 2005 and 2004, 314,000 and 651,000 shares, respectively, were issued under the plan.
     The plan permits eligible employees to purchase common stock, subject to limitations as set forth in the plan, through payroll deductions which may not exceed the lesser of 15% of an employee’s compensation or $25,000 per annum.
     Unless the Board of Directors determines otherwise, the plan is implemented in a series of overlapping 24-month offering periods with new offering periods commencing on May 1 and November 1 of each year. Each offering period is divided into four consecutive six-month purchase periods. All participants in an offering period are granted an option on the first day of the offering period, and the option is automatically exercised on the last day of each purchase period throughout the offering period. The purchase price of our common stock for each purchase period within an offering period is 85% of the lesser of the fair market value per share on the first trading day of the offering period or on the last trading day of the applicable purchase period, whichever is lower. If the fair market value per share on the last trading day of a purchase period is less than on the first day of the offering period, participants are automatically re-enrolled in a new offering period.
     Warrants
     As of December 31, 2005, there were warrants outstanding and exercisable to purchase 50,000 shares of common stock with an exercise price $7.00 per share. The warrants expire in August 2007.
9. Retirement Plan
     We provide a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds. As determined annually by the Board of Directors, we may contribute matching funds of 50% of the employee contributions up to $2,500. These matching contributions vest based on the employee’s years of service with us. For the years ended December 31, 2005, 2004 and 2003, we expensed and made contributions to the Plan in the amount of approximately $770,000, $478,000 and $492,000, respectively.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Basic Presentation
Numerator:
Net income	$33,671	$18,879	$8,704
Denominator:
Weighted average common shares	65,168	60,687	58,363
Adjustment for common shares subject to repurchase	—	—	(19)

Adjusted weighted average common shares	65,168	60,687	58,344

Basic net income per share	$0.52	$0.31	$0.15

Diluted presentation
Denominator:
Shares used above	65,168	60,687	58,344
Weighted average effect of dilutive securities:
Stock options	4,059	4,058	3,864
Common shares subject to repurchase	—	—	19

Denominator for diluted calculation	69,227	64,745	62,227

Diluted net income per share	$0.49	$0.29	$0.14

     The diluted per share computations for the years ended December 31, 2005, 2004 and 2003, exclude employee stock options to purchase 0.8 million, 3.6 million and 4.6 million shares, respectively, which were antidilutive.
11. Quarterly Financial Summary (Unaudited)

	Three Months Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2005	2005	2005	2005	2004	2004	2004	2004
	(in thousands, except per share data)
Statement of Income Data:
Net revenues	$37,459	$42,134	$41,326	$38,414	$35,162	$30,092	$26,811	$24,913
Gross profit	30,523	34,458	34,034	31,627	28,253	23,874	21,228	19,863
Income before income taxes	7,045	12,824	13,139	11,555	9,330	6,610	5,142	4,260
Net income	5,506	9,070	9,766	9,329	7,572	4,739	3,546	3,022
Earnings per share:
Basic	$0.08	$0.14	$0.15	$0.15	$0.12	$0.08	$0.06	$0.05
Diluted	$0.08	$0.13	$0.14	$0.14	$0.11	$0.07	$0.06	$0.05
12. Subsequent Event
     In January 2006, we completed the acquisition of the mobile video and multimedia test product lines of privately-held Dilithium Networks for approximately $5 million in cash.

EXHIBIT INDEX

Exhibit Number	Description
10.17	Summary of Compensation for the Registrant’s Non-Employee Directors

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002