Form 10-Q
period 2006-03-31
IXIA
filed 2006-05-05
CIK 1120295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to _________
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
     Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	66,990,282
(Class of Common Stock)	(Outstanding at April 28, 2006)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,663	$51,837
Short-term investments in marketable securities	139,333	124,456
Accounts receivable, net of allowance for doubtful accounts of $928 and $854 as of March 31, 2006 and December 31, 2005, respectively	30,358	31,565
Inventories	10,616	9,846
Deferred income taxes	5,237	4,401
Prepaid expenses and other current assets	3,872	3,519

Total current assets	240,079	225,624

Investments in marketable securities	13,379	25,392
Property and equipment, net	21,652	19,750
Deferred income taxes	4,910	10,004
Goodwill	16,717	13,468
Intangible assets, net	21,482	20,462
Other assets	549	315

Total assets	$318,768	$315,015

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,511	$2,872
Accrued expenses	12,840	12,399
Deferred revenues	8,524	8,338
Income taxes payable	5,089	4,131

Total current liabilities	28,964	27,740
Deferred revenues	417	528
Deferred income taxes	—	4,651

Total liabilities	29,381	32,919

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 66,785 and 66,580 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	128,260	126,792
Additional paid-in capital	73,432	68,098
Retained earnings	87,695	87,206

Total shareholders’ equity	289,387	282,096

Total liabilities and shareholders’ equity	$318,768	$315,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Net revenues	$38,852	$38,414
Cost of revenues(1)	6,999	5,845
Amortization of purchased technology	1,056	942

Gross profit	30,797	31,627

Operating expenses:
Research and development(1)	10,560	7,546
Sales and marketing(1)	14,744	9,475
General and administrative(1)	5,654	3,605
Amortization of intangible assets	399	342

Total operating expenses	31,357	20,968

Income (loss) from operations	(560)	10,659
Interest and other income, net	2,101	896

Income before income taxes	1,541	11,555
Income tax expense	1,052	2,226

Net income	$489	$9,329

Earnings per share:
Basic	$0.01	$0.15
Diluted	$0.01	$0.14

Weighted average number of common and common equivalent shares outstanding:
Basic	66,635	63,355
Diluted	69,035	68,516

(1)	Stock-based compensation included in:

Cost of revenues	$237	—
Research and development	1,842	—
Sales and marketing	2,032	—
General and administrative	791	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$489	$9,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,214	1,008
Amortization of intangible assets	1,456	1,284
Allowance for doubtful accounts	74	(125)
Stock-based compensation	4,902	—
Deferred income taxes	(393)	(5,481)
Tax benefit from stock option transactions	—	7,499
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,133	(185)
Inventories	(770)	(234)
Prepaid expenses and other current assets	(353)	(266)
Other assets	(234)	(13)
Accounts payable	(361)	(346)
Accrued expenses	192	(313)
Deferred revenues	(153)	436
Income taxes payable	958	278

Net cash provided by operating activities	9,154	12,871

Cash flows from investing activities:
Purchases of property and equipment	(4,116)	(2,329)
Purchases of available-for-sale securities	(38,800)	(36,001)
Proceeds from available-for-sale securities	31,875	22,076
Purchases of held-to-maturity securities	(7,943)	—
Proceeds from held-to-maturity securities	12,004	7,204
Purchases of technology and other intangible assets	(46)	(28)
Payments in connection with acquisitions	(5,202)	(4,356)

Cash used in investing activities	(12,228)	(13,434)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,468	9,219
Excess tax benefits from stock-based compensation	432	—

Net cash provided by financing activities	1,900	9,219

Net (decrease) increase in cash and cash equivalents	(1,174)	8,656
Cash and cash equivalents at beginning of period	51,837	16,383

Cash and cash equivalents at end of period	$50,663	$25,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of performance test systems for Internet Protocol (IP) based infrastructure and services that allow our customers to test and measure the performance, functionality, and conformance of IP equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer a hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs) that allows our customers to create an integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of Video Telephony. Customers also use our performance applications to test and verify web servers, internet networks, security, and business applications.
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2006 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain reclassifications have been made to prior period financial statements to conform to the current presentation.
3. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$2,679	$3,574
Work in process	4,740	3,426
Finished goods	3,197	2,846

	$10,616	$9,846

4. Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options and employee stock purchase rights based on the estimated fair values for accounting purposes on the grant date. Prior to the adoption of SFAS 123R, we accounted for our share-based awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options was recorded only if, on the date of the grant, the fair market value of the underlying stock exceeded the exercise price. We accounted for share-based awards issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees.”
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously recognized, if any, are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $4.9 million, which consisted of stock-based compensation expense related to stock options and employee stock purchase rights of $4.2 million and $0.7 million, respectively. There was no stock-based compensation expense related to stock options and employee stock purchase rights recognized in the consolidated financial statements during the three months ended March 31, 2005. See Note 8 for additional information.
     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We will continue to use the Black-Scholes model to estimate the fair value for accounting purposes of share-based awards. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Stock-based compensation expense recognized in our consolidated statement of income for the three months ended March 31, 2006 included (a) compensation expense for share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Consistent with our past practice under SFAS 123, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach. Stock-based compensation expense is recorded over the requisite service periods for awards ultimately expected to vest based on estimated future forfeitures. The amount of stock-based compensation expense to be recognized in periods after the grant dates will be adjusted for the impact of actual forfeitures, or vesting, compared to the estimated forfeitures used to expense the fair value of the awards. In our pro forma information required under SFAS 123 for periods prior to fiscal 2006, we accounted for actual forfeitures in the periods in which they occurred.
     The balance of gross unearned stock-based compensation to be expensed in the periods 2006 through 2010 related to unvested share-based awards as of March 31, 2006 was approximately $25.1 million. To the extent that we grant additional share-based awards to employees, future expense will increase by the additional unearned compensation resulting from those grants. We anticipate that we will grant additional share-based awards in fiscal 2006 as part of our long-term incentive compensation programs. The impact of these grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the-then current fair values for accounting purposes.
5. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 (in thousands, except per share data):

	Three months ended March 31,
	2006	2005
Numerator:
Net income	$489	$9,329

Denominator:
Basic presentation:
Weighted average common shares	66,635	63,355

Denominator for basic calculation	66,635	63,355

Diluted presentation:
Shares used above	66,635	63,355
Weighted average effect of dilutive stock options and warrants	2,400	5,161

Denominator for diluted calculation	69,035	68,516

Basic earnings per share	$0.01	$0.15

Diluted earnings per share	$0.01	$0.14

6. Concentrations
     Significant Customer
     For the three months ended March 31, 2006 and 2005, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended March 31,
	2006	2005
Amount of net revenues	$13,528	$14,983
As a percentage of total net revenues	35%	39%
     As of March 31, 2006 and December 31, 2005, we had receivable balances from the customer approximating 35% and 27%, respectively, of total accounts receivable.
     International Data
     For the three months ended March 31, 2006 and 2005, net revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended March 31,
	2006	2005
Amount of net revenues	$12,793	$11,896
As a percentage of total net revenues	33%	31%

     Long-lived assets are primarily located in the United States. As of March 31, 2006, approximately $6.0 million, or 8.2%, of our total long-lived assets were located at international locations. As of December 31, 2005, approximately $4.9 million, or 5.5%, of our total long-lived assets were located at international locations.
7. Acquisition
     In January 2006, we completed the acquisition of the mobile video and multimedia test business (“Test Business”) of privately-held Dilithium Networks. This acquisition marks our entry into the third generation wireless, or 3G, cellular market and opens new growth opportunities by allowing us to offer a broader portfolio of products to our existing customers, as well as gain access to new customers. The results of the acquired Test Business have been included in the consolidated financial statements since the acquisition date. The estimated pro forma operating results had the acquisition occurred on January 1, 2006 and 2005 would not have been significantly different from the reported consolidated operating results for the three months ended March 31, 2006 and 2005.
     The Test Business purchase price of $5.2 million included $4.9 million in cash and approximately $300,000 in legal and other acquisition costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Intangible assets	$2,430
Goodwill	3,249

Total assets acquired	5,679
Current liabilities assumed	(477)

Net assets acquired	$5,202

     Of the $2.4 million of acquired intangible assets, $1.0 million was assigned to acquired technology, $1.2 million was assigned to customer contracts and relationships, and approximately $200,000 was assigned to other intangible assets, including a covenant not to compete. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from two to seven years. The $3.2 million of goodwill is expected to be deductible for income tax purposes.
8. Share-Based Compensation
     Stock Option Plans
     Our 1997 Stock Option Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our qualified employees and consultants. The share-based awards may include incentive stock options or nonqualified stock options. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our common stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. As of March 31, 2006, we have reserved 28.5 million shares of our common stock for issuance under the 1997 Plan, 4.6 million shares of which were available for future grant as of such date.
     Our Amended and Restated Non-Employee Director Stock Option Plan (the “Director Plan”), provides for the issuance of share-based awards to our non-employee directors. We have reserved a total of 400,000 shares of common stock for issuance under the plan. The option grants under the plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of our common stock on the grant date. The plan provides for an initial grant to a non-employee director of an option to purchase at least 25,000 and up to 35,000 shares of common stock upon the director’s appointment to the board, which options vest and become exercisable in eight equal quarterly installments. The plan also provides for each non-employee director to be granted an option to purchase 10,000 shares of common stock upon the director’s re-election to the board at an annual meeting of shareholders. These subsequent grants vest and become exercisable in four equal quarterly installments commencing on the last day of the calendar quarter in which the option is granted. The plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of March 31, 2006, the Director Plan had approximately 227,000 shares available for future grant.
     The following table summarizes information relating to stock option activity under the above plans for the three months ended March 31, 2006 (in thousands, except per share data and years):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Options Outstanding as of December 31, 2005	10,465	$10.62
Granted	442	12.06
Exercised	(205)	7.15
Forfeited/canceled	(215)	14.99

Options Outstanding as of March 31, 2006	10,487	$10.66	5.28	$43,092

Options Exercisable as of March 31, 2006	5,512	$8.54	4.44	$32,863

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $6.34 and $7.59 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.2 million and $23.2 million, respectively.
     Employee Stock Purchase Plan
     The employee stock purchase plan (the “Plan”) was adopted and approved in September 2000. The Plan became effective upon the closing of our initial public offering in October 2000. We have reserved a total of 2.0 million shares of common stock for issuance under the Plan, together with the potential for an annual increase in the number of shares reserved under the Plan on May 1 of each year. As of March 31, 2006, 329,000 shares were available for future issuance. For the three months ended March 31, 2006 and 2005, no shares were issued under the Plan.
     The Plan permits eligible employees to purchase common stock, subject to limitations as set forth in the Plan, through payroll deductions which may not exceed the lesser of 15% of an employee’s compensation or $21,250 per annum.
     The Plan is designed to provide our employees with an opportunity to purchase, on a periodic basis and at a discount, shares of our common stock through payroll deductions. The Plan was adopted and approved by the Board of Directors and the shareholders of the Company in 2000 and was amended in May 2003 and in April 2006. The Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November 1 of each year. During each 24-month offering period under the Plan, participants accumulate payroll deductions which on the last trading day of each six-month purchase period within the offering period are applied toward the purchase of shares of our common stock at a purchase price equal to 85% of the lower of (i) the fair market value of a share of our common stock as of the first trading day of the 24-month offering period and (ii) the fair market value of a share of common stock on the last trading day of the six-month purchase period.
     Prior to the April 2006 amendment to the Plan, Plan participants could increase or decrease the rate of their payroll deductions (subject to the limitations set forth in the Plan) during the course of a 24-month offering period for future six-month purchase periods within the offering period. The April 2006 amendment amends the Plan to provide that, for all offering periods beginning on or after May 1, 2006, Plan participants may decrease, but not increase, the rate of their payroll deductions for future six-month purchase periods within a 24-month offering period. In addition, prior to the April 2006 amendment, if the fair market value of our common stock on the last trading day of a six-month purchase period within a 24-month offering period was lower than the fair market value of our common stock on the first trading day of the 24-month offering period, then all participants in the 24-month offering period would automatically be withdrawn from the offering period and automatically re-enrolled in the next 24-month offering period on the first day thereof. The April 2006 amendment amends the Plan to eliminate this automatic re-enrollment feature of the Plan for all offering periods beginning on or after May 1, 2006. The April 2006 amendment will allow us to better estimate, on the grant dates under the Plan, the amount of stock-based compensation expense to be recognized in our consolidated statements of income related to awards granted under the Plan. We do not expect the April 2006 amendment to have a material adverse impact on our consolidated financial position, operating results or cash flows.
     Stock-Based Compensation Expense
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three months ended March 31,
	2006	2005
Expected life (in years)	4.1	3.8
Risk-free interest rate	4.6%	3.8%
Dividend yield	0.0%	0.0%
Expected volatility	64.0%	62.2%
     The following table reflects net income and earnings per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Net income – as reported for prior period (1)	N/A	$9,329

Stock-based compensation expense related to share-based awards, net of tax (2)	$(3,661)	(1,951)

Net income, including the effect of stock-based compensation (3)	$489	$7,378

Earnings per share:

Basic – as reported for prior period (1)	N/A	$0.15

Basic – including the effects of stock-based compensation (3)	$0.01	$0.12

Diluted – as reported for prior period (1)	N/A	$0.14

Diluted – including the effects of stock-based compensation (3)	$0.01	$0.11

(1)	Net income and earnings per share for the three months ended March 31, 2005 did not include stock-based compensation expense for share-based awards under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123. Stock-based compensation expense, excluding tax effects, under SFAS 123R and SFAS 123 for the three months ended March 31, 2006 and 2005 was $4.9 million and $4.2 million, respectively.

(3)	Net income and earnings per share prior to fiscal 2006 represent pro forma information based on SFAS 123.

9. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees and directors, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. Given that we have historically granted a significant amount of stock options to employees, the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and earnings per share. We adopted SFAS 123R effective January 1, 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006, or for any other future period. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
OVERVIEW
     We are a leading provider of performance test systems for Internet Protocol (IP) based infrastructure and services that allow our customers to test and measure the performance, functionality, and conformance of IP equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer a hardware platform with interchangeable interfaces, utilizing a single set of applications and Application Programming Interfaces (APIs) that allows our customers to create an integrated, easy-to-use test bed. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of Video Telephony. Customers also use our performance applications to test and verify web servers, internet networks, security, and business applications.
     The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended March 31,
Product Category	2006		2005
	(in thousands, except percentages)
Ethernet	$26,617	68.5%	$24,389	63.5%
SONET	1,123	2.9	1,766	4.6
Software	5,972	15.4	6,902	18.0
Chassis and other	5,140	13.2	5,357	13.9

Total	$38,852	100.0%	$38,414	100.0%

     Sales to our five largest customers collectively accounted for approximately $18.9 million or 48.6% of our net revenues for the three months ended March 31, 2006 and $20.4 million or 53.0% of our net revenues for the three months ended March 31, 2005. In addition, to date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer or customer type may diminish.
     Net Revenues. Our revenues consist primarily of hardware and software product sales. In some instances our software products are installed and run on other companies’ hardware. At other times, software products are installed on our hardware products and may be an integral part of the functionality of the hardware. As such, we apply the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.”

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
     Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires all share-based payments, including grants of stock options and employee stock purchase rights, to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. Under this standard, the estimated fair value for accounting purposes of each stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based payments which meets the requirements of SFAS 123R. The determination of the fair value for accounting purposes of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. Stock-based compensation expense recognized in our consolidated financial statements in fiscal 2006 and thereafter will be based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2006 and thereafter will be reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional share-based awards, our stock-based compensation expense will increase by the additional unearned compensation resulting from those grants. We anticipate that we will grant additional share-based awards in fiscal 2006 as part of our long-term incentive compensation programs. The impact of these grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the-then current fair values for accounting purposes.
     We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
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

     Gross Margins. Gross margins of our various interface cards and software products have generally been consistent and have exceeded the gross margins of our chassis. In general, our gross margins are primarily affected by the following factors:
•	changes in our pricing policies and those of our competitors;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of our products sold, including the mix of software versus hardware sales;

•	new product introductions by us and by our competitors;

•	demand for our products;

•	expenses related to acquired technologies, such as amortization of intangible assets and royalties;

•	production volume; and

•	the mix of sales channels through which our products are sold.
     In the near term, we anticipate gross margins as a percentage of net revenues to decline due to the January 1, 2006 adoption of SFAS 123R and potentially due to lower sales prices on larger transactions as a result of increased competition.
     Operating Expenses. We generally recognize our operating expenses as we incur them in four major operational categories: research and development, sales and marketing, general and administrative, and amortization of intangible assets. In the near term, we expect total operating expenses to increase in dollar terms and as a percentage of net revenues as we seek to attain our strategic product development objectives, meet changing customer requirements and technological advances, enlarge our direct sales force and expand our administrative infrastructure, and due to an increase in stock-based compensation expense as a result of the adoption of SFAS 123R.
     Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period costs of our products used for research and development purposes.
     Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in direct sales, sales support and marketing functions, as well as promotional and advertising expenditures. We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers.
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

     Income Tax Expense. Income tax expense is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and the effects of equity compensation plans. As a result of the adoption of SFAS 123R, our fiscal 2006 effective tax rate may be significantly higher than our fiscal 2005 effective tax rate.
RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended
	March 31,
	2006	2005
Net revenues	100.0%	100.0%
Cost of revenues(1)	18.0	15.2
Amortization of purchased technology	2.7	2.5

Gross profit	79.3	82.3

Operating expenses:(1)
Research and development	27.2	19.6
Sales and marketing	37.9	24.7
General and administrative	14.6	9.4
Amortization of intangible assets	1.0	0.9

Total operating expenses	80.7	54.6

Income (loss) from operations	(1.4)	27.7
Interest and other income, net	5.4	2.4

Income before income taxes	4.0	30.1
Income tax expense	2.7	5.8

Net income	1.3%	24.3%

(1)	Stock-based compensation included in:

Cost of revenues	0.6%	—
Research and development	4.8	—
Sales and marketing	5.2	—
General and administrative	2.0	—
Comparison of Three Months Ended March 31, 2006 and 2005
     Net Revenues. In the first quarter of 2006, net revenues increased 1.1% to $38.9 million from the $38.4 million recorded in the first quarter of 2005. This growth in net revenues was primarily due to the $2.2 million increase in sales of our Ethernet products, especially our 10 Gigabit Load Modules, during the first quarter of 2006. This increase in sales of our Ethernet products over the first quarter of 2005 was partially offset by sales decreases of approximately $930,000 and $640,000 related to our Software and SONET products, respectively, in the first quarter of 2006 compared to the first quarter of 2005. In the first quarter of 2006, net revenues from Cisco, our largest account, was $13.5 million, representing 34.8% of our total net revenues for the first quarter of 2006, and was $15.0 million or 39.0% of our total net revenues for the first quarter of 2005.
     Gross Profit. In the first quarter of 2006, gross profit decreased 2.6% to $30.8 million from the $31.6 million recorded in the first quarter of 2005. Gross profit as a percentage of net revenues decreased in the first quarter of 2006 to 79.3% from 82.3% for the first quarter of 2005. This decrease in the gross profit percentage was primarily a result of the impact of stock-based compensation expense of $237,000 recognized under SFAS 123R, competitive pressures on certain larger deals and increases in certain technical support costs.

     Research and Development Expenses. In the first quarter of 2006, research and development expenses increased 39.9% to $10.6 million from the $7.5 million recorded in the first quarter of 2005. This increase was primarily due to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $1.8 million recorded during the first quarter of 2006. The increase in research and development expenses in the first quarter of 2006 compared to the first quarter of 2005 was also due to higher compensation and related benefit costs of nearly $850,000, an increase in facilities costs of approximately $310,000 and higher depreciation expense of approximately $250,000. These increases were due in part to the expansion of our international development operations in India and Romania. The above increases were partially offset by an approximately $390,000 reduction in consulting fees due to the commencement of direct operations in India in the first quarter of 2005.
     Sales and Marketing Expenses. In the first quarter of 2006, sales and marketing expenses increased 55.6% to $14.7 million from the $9.5 million recorded in the first quarter of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $2.0 million recorded during the first quarter of 2006. The increase in sales and marketing expenses in the first quarter of 2006 compared to the first quarter of 2005 was also due to a higher number of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of $2.4 million. Additionally, depreciation expense increased by approximately $350,000 and facility expenses increased by $270,000 in the first quarter of 2006 as compared to the first quarter of 2005.
     General and Administrative Expenses. In the first quarter of 2006, general and administrative expenses increased 56.8% to $5.7 million from the $3.6 million recorded in the first quarter of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $791,000 recorded during the first quarter of 2006. The increase in general and administrative expenses in the first quarter of 2006 compared to the first quarter of 2005 was also due to the continued expansion of our administrative infrastructure to support our growth. Administrative expansion efforts resulted in an increase in salary and benefit costs of over $250,000, higher recruiting costs of approximately $340,000 and an increase in facility expenses, including certain internal system support costs, of $416,000 in the first quarter of 2006 as compared to the first quarter of 2005.
     Amortization of Intangible Assets. In the first quarter of 2006, amortization of intangible assets increased to $399,000 from the $342,000 recorded in the first quarter of 2005. This increase was primarily the result of an increase in intangible assets from acquisitions in 2005 and 2006, partially offset by the completion of the amortization of certain intangible assets.
     Interest and Other Income, Net. Interest and other income, net increased to $2.1 million in the first quarter of 2006 from the $896,000 recorded in the first quarter of 2005. This increase was largely attributable to higher interest rates and larger cash and investment balances in the aggregate during the first quarter of 2006 as compared to the first quarter of 2005.
     Income Tax Expense. Income tax expense decreased to $1.1 million, or an effective rate of 68.3%, for the three months ended March 31, 2006 from $2.2 million, or an effective rate of 19.3%, for the three months ended March 31, 2005. The effective tax rate in the first quarter of 2006 differs from the effective tax rate in the first quarter of 2005 primarily due to the impact of stock-based compensation as recognized pursuant to SFAS 123R, as certain stock-based compensation charges, such as those associated with incentive stock options, may not be tax deductible. The effective tax rate for the first quarter of 2006 was also adversely impacted by lower research and development tax credits, due in part to the expiration of the applicable federal law, and due to a decreased amount of tax benefits related to the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $9.2 million in the first quarter of 2006 and $12.9 million in the first quarter of 2005. Net cash generated from operations in the first quarter of 2006 and 2005 was provided by net income of $489,000 and $9.3 million, respectively, adjusted for non-cash items. In the first quarter of 2006 and

2005, non-cash items included $3.7 million and $2.3 million, respectively, for depreciation and amortization of fixed and intangible assets. The first quarter of 2006 also included a non-cash stock-based compensation charge of $4.9 million related to the adoption of SFAS 123R effective January 1, 2006. The first quarter of 2005 included a $7.5 million tax benefit relating to certain stock option transactions, which was partially offset by the $5.5 million increase in net deferred tax assets.
     Cash used in investing activities was $12.2 million in the first quarter of 2006 and $13.4 million in the first quarter of 2005. In the first quarter of 2006, cash used in investing activities principally consisted of $2.9 million related to the net purchases of marketable securities, $4.1 million for the purchase of property and equipment and $5.2 million related to the January 2006 acquisition of the mobile video and multimedia test business of Dilithium Networks. For the first quarter of 2005, cash used in investing activities consisted of $6.7 million related to the net purchases of marketable securities, a $1.9 million payment related to the G3 Nova contingent earnout, a $2.5 million payment related to the purchase of the remaining assets of the NetIQ Chariot business, and $2.3 million for the purchase of property and equipment.
     Financing activities provided $1.9 million in the first quarter of 2006 and $9.2 million in the first quarter of 2005. In the first quarter of 2006, financing activities consisted of $1.5 million from the proceeds related to the exercise of stock options and $432,000 from the excess tax benefits from stock-based compensation pursuant to the guidance of SFAS 123R, which was adopted January 1, 2006. Financing activities consisted exclusively of proceeds from the exercise of stock options in the first quarter of 2005.
     As of March 31, 2006, we had no material commitments for capital expenditures. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.
SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in our other filings with the Securities and Exchange Commission (the “Commission”).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency debt securities, corporate debt securities, auction rate securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by ten percent from the levels as of March 31, 2006, the decline in the fair market value of the portfolio would not be material to our financial position, results of operations or cash flows.
Exchange Rate Sensitivity
     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales and service operations outside of the United States, we do have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee and British Pound. We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated primarily in Japanese Yen. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
     (b) Changes in Internal Controls
     There was no change in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
     Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in certain of our other filings with the Securities and Exchange Commission. There have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
ITEM 6. Exhibits

10.1	Supplemental Provisions, effective April 14, 2006, to Employee Stock Purchase Plan(1)

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on April 20, 2006

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date: May 5, 2006	By:	/s/ Errol Ginsberg
Errol Ginsberg
President and Chief Executive Officer

Date: May 5, 2006	By:	/s/ Thomas B. Miller

Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002