Form 10-K/A
period 2005-12-31
IXIA
filed 2006-06-01
CIK 1120295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
AMENDMENT NO. 1
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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement delivered to shareholders in connection with the Annual Meeting of Shareholders held on May 10, 2006 are incorporated by reference into Part III of this Annual Report.
EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission on March 13, 2006 (the “Original Filing”) to (i) remove the stock-based compensation subtotals from the table included in the footnote on the face of our consolidated statements of income appearing on page 48 of the Original Filing and (ii) correct a typographical error in Note 4 “Acquisitions” to our consolidated financial statements appearing on page 61 of the Original Filing. The typographical error was in the presentation in Note 4 of the unaudited pro forma amounts for net revenues and net income for the year ended December 31, 2004, had the acquisition of Communication Machinery Corporation occurred on January 1, 2004. The correct amounts of such pro forma net revenues and net income for the year ended December 31, 2004 are $117,807 (in thousands) and $18,764 (in thousands), respectively (replacing the previously reported amounts of $1,430 (in thousands) and $1,169 (in thousands), respectively).
This Amendment contains only Item 15, “Exhibits and Financial Statement Schedules.” This Amendment makes only the changes identified above, does not change any previously reported financial results, and does not reflect events occurring after the date of the Original Filing.

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
     (3) Exhibits

2.1	Stock Purchase Agreement dated as of February 20, 2004 by and among Ixia, G3 Nova Technology, Mihai Moldovan, Dana Moldovan and Ovidiu Rancu (schedules are omitted from this agreement, and the Registrant agrees to furnish supplementally a copy of any such schedule to the Commission upon request)(1)
3.1	Amended and Restated Articles of Incorporation, as amended(2)
3.2	Bylaws, as amended(3)
10.1*	Amended and Restated 1997 Equity Incentive Plan (4)
10.2*	Amended and Restated Non-Employee Director Stock Option Plan(5)
10.3*	Employee Stock Purchase Plan(6)
10.3.1*	Amendment No. 1, dated May 9, 2003, to Ixia Employee Stock Purchase Plan(7)
10.4*	Officer Severance Plan(8)
10.5*	Form of Indemnity Agreement between Ixia and its directors and executive officers(9)
10.6	Office Lease Agreement dated November 5, 1999 between Malibu Canyon Office Partners, LLC and Ixia First Amendment to Office Lease dated as of March 22, 2000 and Second Amendment to Office Lease dated May 8, 2003(10)
10.6.1	Third Amendment to Office Lease dated September 2004 between Malibu Canyon Office Partners, LLC and Ixia(11)
10.6.2	Fourth Amendment to Office Lease, effective October 27, 2005, between Malibu Canyon Office Partners, LLC and Ixia(12)

10.7*	Warrants dated August 2, 2000 to Purchase 80,000 Shares of Common Stock issued to Robert W. Bass(13)
10.8	Registration Rights and Stock Transfer Restriction Agreement dated as of September 1, 2000 among Ixia, Technology Capital Group S.A. and Stéphane Ratel(14)
10.10*	Employment offer letter agreement dated October 27, 2001 between Ixia and David Anderson(15)
10.11*	Employment offer letter agreement dated as of February 27, 2003 between Ixia and Robert W. Bass(16)
10.12*	Employment Offer Letter Agreement, effective July 30, 2003, between Ixia and Alan Amrod(17)
10.13	License, Distribution and Option Agreement, dated July 7, 2003, between NetIQ Corporation and Ixia(18)
10.13.1	First Amendment to License, Distribution and Option Agreement dated as of January 6, 2005 between the Registrant and NetIQ Corporation(19)
10.13.2	Second Amendment to License, Distribution and Option Agreement dated as of June 16, 2005 between the Registrant and NetIQ Corporation(20)(21)
10.14*	2004 Employee Bonus Plan(22)
10.15*	2005 Employee Bonus Plan(23)
10.16*	Summary of 2005 Compensation for the Registrant’s Named Executive Officers(24)
10.17*	Summary of Compensation for the Registrant’s Non-Employee Directors(25)
14.1	Code of Ethics for Chief Executive and Senior Financial Officers(26)
21.1	Subsidiaries of the Registrant(25)
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended March 31, 2004.

(2)	Incorporated by reference to Exhibit No. 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(3)	Incorporated by reference to Exhibit No. 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(6)	Incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107818) filed with the Commission on August 8, 2003.

(8)	Incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(9)	Incorporated by reference to Exhibit No. 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(10)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(11)	Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2004.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on December 6, 2005.

(13)	Incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(14)	Incorporated by reference to Exhibit No. 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(15)	Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2001.

(16)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2002.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended September 30, 2003.

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended September 30, 2003.

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(20)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(21)	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.

(22)	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the year ended December 31, 2004.

(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on May 19, 2005.

(24)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(25)	Previously filed.

(26)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2003.
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

June 1, 2006	IXIA

/s/ Errol Ginsberg

Errol Ginsberg
President and Chief Executive Officer

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
     The following table summarizes the unaudited pro forma net revenues, net income and earnings per share had the acquisition of CMC occurred on January 1, 2005 and 2004, respectively (in thousands, except per share data):

	Year ended December 31,
	2005	2004
Net revenues	$159,700	$117,807
Net income	33,549	18,764
Earnings per share:
Basic	0.51	0.31
Diluted	0.48	0.29
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