Form 10-Q
period 2006-06-30
IXIA
filed 2006-08-04
CIK 1120295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	67,107,581 (Outstanding at July 31, 2006)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,360	$51,837
Short-term investments in marketable securities	160,372	124,456
Accounts receivable, net of allowance for doubtful accounts of $1,001 and $854 as of June 30, 2006 and December 31, 2005, respectively	39,344	31,565
Inventories	9,910	9,846
Deferred income taxes	6,322	4,401
Prepaid expenses and other current assets	3,569	3,519

Total current assets	256,877	225,624

Investments in marketable securities	4,350	25,392
Property and equipment, net	22,533	19,750
Deferred income taxes	4,302	10,004
Goodwill	16,728	13,468
Intangible assets, net	23,564	20,462
Other assets	488	315

Total assets	$328,842	$315,015

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,445	$2,872
Accrued expenses	14,228	12,399
Deferred revenues	9,216	8,338
Income taxes payable	4,240	4,131

Total current liabilities	31,129	27,740

Deferred revenues and other liabilities	1,115	528
Deferred income taxes	—	4,651

Total liabilities	32,244	32,919

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 67,080 and 66,580 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	130,592	126,792
Additional paid-in capital	78,015	68,098
Retained earnings	87,991	87,206

Total shareholders’ equity	296,598	282,096

Total liabilities and shareholders’ equity	$328,842	$315,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$39,900	$41,326	$78,752	$79,740
Cost of revenues(1)	8,112	6,349	15,111	12,194
Amortization of purchased technology	1,137	943	2,193	1,885

Gross profit	30,651	34,034	61,448	65,661

Operating expenses:
Research and development(1)	11,063	7,974	21,623	15,520
Sales and marketing(1)	15,174	9,950	29,918	19,425
General and administrative(1)	5,149	3,914	10,803	7,519
Amortization of intangible assets	424	286	823	628

Total operating expenses	31,810	22,124	63,167	43,092

Income (loss) from operations	(1,159)	11,910	(1,719)	22,569
Interest and other, net	2,209	1,229	4,310	2,125

Income before income taxes	1,050	13,139	2,591	24,694
Income tax expense	754	3,373	1,806	5,599

Net income	$296	$9,766	$785	$19,095

Earnings per share:
Basic	$0.00	$0.15	$0.01	$0.30
Diluted	$0.00	$0.14	$0.01	$0.28

Weighted average number of common and common equivalent shares outstanding:
Basic	66,955	64,862	66,796	64,112
Diluted	68,802	69,391	68,887	68,944

(1) Stock-based compensation included in:
Cost of revenues	$188	$—	$425	$—
Research and development	1,593	—	3,435	—
Sales and marketing	1,996	—	4,028	—
General and administrative	686	—	1,477	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$785	$19,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,673	2,395
Amortization of intangible assets	3,017	2,513
Allowance for doubtful accounts	147	(62)
Stock-based compensation	9,365	—
Deferred income taxes	(870)	(8,900)
Tax benefit from stock option transactions	—	13,521
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,926)	(5,194)
Inventories	(64)	(595)
Prepaid expenses and other current assets	(50)	672
Other assets	(173)	305
Accounts payable	573	214
Accrued expenses	523	1,002
Deferred revenues	737	1,911
Income taxes payable	109	1,041

Net cash provided by operating activities	10,846	27,918

Cash flows from investing activities:
Purchases of property and equipment	(7,456)	(5,512)
Purchases of available-for-sale securities	(62,000)	(86,251)
Proceeds from available-for-sale securities	43,100	42,376
Purchases of held-to-maturity securities	(7,978)	(13,666)
Proceeds from held-to-maturity securities	12,004	15,204
Purchases of technology and other intangible assets	(71)	(62)
Payments in connection with acquisitions	(7,274)	(4,356)

Cash used in investing activities	(29,675)	(52,267)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,800	20,787
Excess tax benefits from stock-based compensation	552	—

Net cash provided by financing activities	4,352	20,787

Net decrease in cash and cash equivalents	(14,477)	(3,562)
Cash and cash equivalents at beginning of period	51,837	16,383

Cash and cash equivalents at end of period	$37,360	$12,821

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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2006 or any other future period.
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
     Certain reclassifications have been made to prior period financial statements to conform to the current presentation. As of June 30, 2005, we have revised the presentation of certain marketable securities with remaining maturities of three months or less to properly reflect such investments as cash equivalents rather than short-term investments in marketable securities. This resulted in an adjustment of approximately $2.0 million on the June 30, 2005 balance sheet from short-term investments in marketable securities to cash and cash equivalents. As a result, such short-term investments in marketable securities were adjusted from investing activities in the statement of cash flows for the six month period ended June 30, 2005 to reflect such securities as cash and cash equivalents rather than gross purchases and proceeds of marketable securities, the net impact of which reduced net cash used in investing activities by $2.0 million. These revisions had no impact on our results of operations or changes in equity for the six months ended June 30, 2005.
3. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$2,500	$3,574
Work in process	5,880	3,426
Finished goods	1,530	2,846

	$9,910	$9,846

4. Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options and employee stock purchase rights based on the estimated fair values for accounting purposes on the grant date. Prior to the adoption of SFAS 123R, we accounted for our share-based awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options was recorded only if, on the date of the grant, the fair market value of the underlying stock exceeded the exercise price. We accounted for share-based awards issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees.”
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously recognized, if any, are reported as a financing cash inflow. Prior to adoption of SFAS 123R, such excess tax benefits were reported as an increase to operating cash flows. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $4.5 million and $9.4 million, respectively. There was no stock-based compensation expense recognized in the consolidated financial statements during the three and six months ended June 30, 2005. See Note 8 for additional information.
     SFAS 123R requires companies to expense the estimated fair value of share-based payment awards on the date of grant using an option-pricing model. We will continue to use the Black-Scholes model to estimate the fair value for accounting purposes of share-based awards. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Stock-based compensation expense recognized in our consolidated statement of income for the three and six months ended June 30, 2006 included (a) compensation expense for share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Consistent with our past practice under SFAS 123, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach. Stock-based compensation expense is recorded over the requisite service periods for awards ultimately expected to vest based on estimated future forfeitures. The amount of stock-based compensation expense to be recognized in periods after the grant dates will be adjusted for the impact of actual forfeitures, or vesting, compared to the estimated forfeitures used to expense the fair value of the awards. In our pro forma information required under SFAS 123 for periods prior to fiscal 2006, we accounted for actual forfeitures in the periods in which they occurred.

     The balance of gross unearned stock-based compensation to be expensed in the periods 2006 through 2010 related to unvested share-based awards as of June 30, 2006 was approximately $24.1 million. To the extent that we grant additional share-based awards to employees, future expense will increase by the additional unearned compensation resulting from those grants. We anticipate that we will grant additional share-based awards in fiscal 2006 as part of our long-term incentive compensation programs. The impact of these grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values for accounting purposes.
5. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	$296	$9,766	$785	$19,095

Denominator:
Basic presentation:
Weighted average common shares	66,955	64,862	66,796	64,112

Denominator for basic calculation	66,955	64,862	66,796	64,112

Diluted presentation:
Shares used above	66,955	64,862	66,796	64,112
Weighted average effect of dilutive stock options and warrants	1,847	4,529	2,091	4,832

Denominator for diluted calculation	68,802	69,391	68,887	68,944

Basic earnings per share	$0.00	$0.15	$0.01	$0.30

Diluted earnings per share	$0.00	$0.14	$0.01	$0.28

6. Concentrations
     Significant Customer
     For the three and six months ended June 30, 2006 and 2005, only one customer comprised more than 10% of net revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Amount of net revenues	$10,349	$16,214	$23,876	$31,197
As a percentage of total net revenues	26%	39%	30%	39%
     As of June 30, 2006 and December 31, 2005, we had receivable balances from the customer approximating 31% and 27%, respectively, of total accounts receivable.

     International Data
     For the three and six months ended June 30, 2006 and 2005, net revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Amount of net revenues	$13,176	$10,211	$25,969	$22,107
As a percentage of total net revenues	33%	25%	33%	28%
     Long-lived assets are primarily located in the United States. As of June 30, 2006, approximately $6.9 million, or 10.2%, of our total long-lived assets were located at international locations. As of December 31, 2005, approximately $4.9 million, or 5.5%, of our total long-lived assets were located at international locations.
7. Acquisitions
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
     The Test Business purchase price of $5.2 million included $4.9 million in cash and approximately $300,000 in legal and other acquisition costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Intangible assets	$2,430
Goodwill	3,260

Total assets acquired	5,690
Current liabilities assumed	(477)

Net assets acquired	$5,213

     Of the $2.4 million of acquired intangible assets, $1.0 million was assigned to acquired technology, $1.2 million was assigned to customer contracts and relationships, and approximately $200,000 was assigned to other intangible assets, including a covenant not to compete. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from two to seven years. The $3.3 million of goodwill is expected to be deductible for income tax purposes.
     In June 2006, we completed the acquisition of certain technology from Bell Canada (“Test Tools”). Included with the acquired Test Tools are certain intellectual property rights and pending patents, and we also entered into a services agreement with Bell Canada for the use of certain Bell Canada employees to assist us with market development activities related to the Test Tools. The purchase price for the Test Tools acquisition was $3.6 million, of which $2.1 million in cash was paid in the second quarter of 2006. We accounted for the Test Tools asset acquisition under the purchase method of accounting and allocated the purchase price to the net tangible and intangible assets acquired based on their estimated fair values.
8. Share-Based Compensation
     Stock Option Plans
     Our Amended and Restated 1997 Equity Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our qualified employees and consultants. The share-based awards may include incentive stock options, nonqualified stock options restricted stock units or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our common stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. As of June 30, 2006, we have reserved 28.5 million shares of our common stock for issuance under the 1997 Plan, 4.6 million shares of which were available for future grant as of such date.
     Our Amended and Restated Non-Employee Director Stock Option Plan (the “Director Plan”) provides for the issuance of share-based awards to our non-employee directors. We have reserved a total of 400,000 shares of common stock for issuance under the plan. The option grants under the plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of our common stock on the grant date. The plan provides for an initial grant to a non-employee director of an option to purchase at least 25,000 and up to 35,000 shares of common stock upon the director’s appointment to the board, which options vest and become exercisable in eight equal quarterly installments. The plan also provides for each non-employee director to be granted an option to purchase 10,000 shares of common stock upon the director’s re-election to the board at an annual meeting of shareholders. These subsequent grants vest and become exercisable in four equal quarterly installments commencing on the last day of the calendar quarter in which the option is granted. The plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of June 30, 2006, the Director Plan had approximately 227,000 shares available for future grant.
     The following table summarizes stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2005	10,465	$10.62
Granted	759	11.85
Exercised	(302)	6.73
Forfeited/canceled	(595)	13.51

Outstanding as of June 30, 2006	10,327	$10.65	5.06	$13,467

Exercisable as of June 30, 2006	5,905	$8.82	4.22	$12,265

     The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $6.13 and $8.18 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.7 million and $39.1 million, respectively.
     Employee Stock Purchase Plan
     The employee stock purchase plan (the “Plan”) was adopted and approved in September 2000. The Plan became effective upon the closing of our initial public offering in October 2000. We have reserved a total of 2.5 million shares of common stock for issuance under the Plan, together with the potential for an annual increase in the number of shares reserved under the Plan on May 1 of each year. As of June 30, 2006, 636,000 shares were available for future issuance. For the six months ended June 30, 2006 and 2005, 194,000 and 143,000 shares, respectively, were issued under the Plan.
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
     Stock-Based Compensation Expense
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected lives (in years)	4.1	3.8	4.1	3.8
Risk-free interest rates	5.0%	3.9%	4.8%	3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	60.5%	61.6%	62.3%	61.9%
     The following table reflects net income and earnings per share for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income – as reported for prior period (1)	N/A	$9,766	N/A	$19,095

Stock-based compensation expense related to share-based awards, net of tax (2)	$(3,407)	(760)	$(7,322)	(2,711)

Net income – including the effects of stock-based compensation (3)	$296	$9,006	$785	$16,384

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Earnings per share:

Basic – as reported for prior period (1)	N/A	$0.15	N/A	$0.30

Basic – including the effects of stock-based compensation (3)	$0.00	$0.14	$0.01	$0.26

Diluted – as reported for prior period (1)	N/A	$0.14	N/A	$0.28

Diluted – including the effects of stock-based compensation (3)	$0.00	$0.13	$0.01	$0.24

(1)	Net income and earnings per share for the three and six months ended June 30, 2005 did not include stock-based compensation expense for share-based awards under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123. Stock-based compensation expense, excluding tax effects, under SFAS 123R and SFAS 123 for the three months ended June 30, 2006 and 2005 was $4.5 million and $3.4 million, respectively. Stock-based compensation expense, excluding tax effects, under SFAS 123R and SFAS 123 for the six months ended June 30, 2006 and 2005 was $9.4 million and $7.6 million, respectively.

(3)	Net income and earnings per share prior to fiscal 2006 represent pro forma information based on SFAS 123.
9. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements, statement of cash flows or earnings per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
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
     The following table sets forth, for the periods indicated, our net revenues by principal product category in dollars and as a percentage of total net revenues:

	Three months ended				Six months ended
	June 30,				June 30,
Product Category	2006		2005		2006		2005
			(in thousands, except percentages)
Ethernet	$26,072	65.3%	$27,713	67.1%	$52,689	66.9%	$52,102	65.3%
SONET	819	2.1	2,516	6.1	1,941	2.5	4,282	5.4
Software	7,905	19.8	6,506	15.7	13,877	17.6	13,408	16.8
Chassis and other	5,104	12.8	4,591	11.1	10,245	13.0	9,948	12.5

Total	$39,900	100.0%	$41,326	100.0%	$78,752	100.0%	$79,740	100.0%

     Sales to our five largest customers collectively accounted for approximately $15.4 million or 38.6% of our net revenues for the three months ended June 30, 2006 and $22.0 million or 53.2% of our net revenues for the three months ended June 30, 2005. Sales to our five largest customers collectively accounted for approximately $32.3 million or 41.0% of our net revenues for the six months ended June 30, 2006 and $41.7 million or 52.3% of our net revenues for the six months ended June 30, 2005. In addition, to date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer or customer type may diminish.
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
     We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
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
     In the near term, we anticipate that gross margins as a percentage of net revenues may decline due to lower sales prices on larger transactions as a result of increased competition and, to a lesser extent, due to the January 1, 2006 adoption of SFAS 123R.
     Operating Expenses. We generally recognize our operating expenses as we incur them in four major operational categories: research and development, sales and marketing, general and administrative, and amortization of intangible assets. In the near term, we expect total operating expenses to increase modestly in dollar terms as we seek to attain our strategic product development objectives and to meet changing customer requirements and technological advances, and due to an increase in stock-based compensation expense as a result of the adoption of SFAS 123R.
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
     Interest and Other, Net. Interest and other, net represents interest on cash and a variety of securities, including commercial paper, money market funds, and government, federal agency and corporate debt securities, and certain foreign currency gains and losses.

     Income Tax Expense. Income tax expense is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and the effects of equity compensation plans. As a result of the adoption of SFAS 123R, our fiscal 2006 effective tax rate may be significantly higher than our fiscal 2005 effective tax rate.
RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of net revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues(1)	20.4	15.3	19.2	15.3
Amortization of purchased technology	2.8	2.3	2.8	2.4

Gross profit	76.8	82.4	78.0	82.3

Operating expenses:(1)
Research and development	27.7	19.3	27.5	19.5
Sales and marketing	38.0	24.1	38.0	24.4
General and administrative	12.9	9.5	13.7	9.4
Amortization of intangible assets	1.1	0.7	1.0	0.7

Total operating expenses	79.7	53.6	80.2	54.0

Income (loss) from operations	(2.9)	28.8	(2.2)	28.3
Interest and other, net	5.5	3.0	5.5	2.6

Income before income taxes	2.6	31.8	3.3	30.9
Income tax expense	1.9	8.2	2.3	7.0

Net income	0.7%	23.6%	1.0%	23.9%

(1) Stock-based compensation included in:
Cost of revenues	0.5%	—	0.5%	—
Research and development	4.0	—	4.4	—
Sales and marketing	5.0	—	5.1	—
General and administrative	1.7	—	1.9	—
Comparison of Three and Six Months Ended June 30, 2006 and 2005
     Net Revenues. In the second quarter of 2006, net revenues decreased 3.5% to $39.9 million from the $41.3 million recorded in the second quarter of 2005. This decrease in net revenues was primarily due to decreases in sales of approximately $1.6 million and $1.7 million of our Ethernet and SONET products, respectively, during the second quarter of 2006 as compared to the second quarter of 2005. This decrease in sales of our Ethernet and SONET products over the second quarter of 2005 was partially offset by sales increases of approximately $1.4 million related to our software products in the second quarter of 2006 compared to the second quarter of 2005. Net revenues from Cisco, our largest account, were $10.3 million, representing 25.9% of our total net revenues for the second quarter of 2006, and were $16.2 million or 39.2% of our total net revenues for the second quarter of 2005. For the first six months of 2006, net revenues decreased 1.2% to $78.8 million from the $79.7 million recorded in the first six months of 2005. This decrease in net revenues was primarily due to decreases in sales of approximately $2.3 million of our SONET products during the first six months of 2006 as compared to the first six months of 2005. This decrease in sales of our SONET products over the first six months of 2005 was partially offset by sales increases of approximately $587,000 and $469,000 related to our Ethernet and Software products, respectively, in the first six months of 2006 compared to the first six months of 2005. Net revenues from Cisco were $23.9 million, representing 30.3% of our total net revenues for the first six months of 2006, and were $31.2 million or 39.1% of our total net revenues for the first six months of 2005.
     Gross Profit. In the second quarter of 2006, gross profit decreased 9.9% to $30.7 million from the $34.0 million recorded in the second quarter of 2005. Gross profit as a percentage of net revenues decreased in the second quarter of 2006 to 76.8% from 82.4% for the second quarter of 2005. In the first six months of 2006, gross profit decreased 6.4% to $61.4 million from the $65.7 million recorded in the first six months of 2005. Gross profit as a percentage of net revenues decreased in the first six months of 2006 to 78.0% from 82.3% for the first six months of 2005. These decreases in the gross profit percentage for the second quarter and first six months of 2006 were primarily a result of competitive pricing pressures on certain larger deals, increases in certain technical support costs and the impact of stock-based compensation expense of $188,000 and $425,000, respectively, recognized pursuant to SFAS 123R.
     Research and Development Expenses. In the second quarter of 2006, research and development expenses increased 38.7% to $11.1 million from the $8.0 million recorded in the second quarter of 2005. This increase was primarily due to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $1.6 million recorded during the second quarter of 2006. The increase in research and development expenses in the second quarter of 2006 compared to the second quarter of 2005 was also due to higher compensation and related employee costs of approximately $570,000, an increase in facilities costs of approximately $316,000 and higher depreciation expense of nearly $350,000. In the first six months of 2006, research and development expenses increased 39.3% to $21.6 million from the $15.5 million recorded in the first six months of 2005. The adoption of SFAS 123R resulted in stock-based compensation expense of $3.4 million recorded during the first six months of 2006. The increase in research and development expenses in the first six months of 2006 compared to the first six months of 2005 was also due to higher compensation and related employee costs of approximately $1.4 million, an increase in facilities costs of approximately $623,000 and higher depreciation expense of approximately $600,000. The increases in compensation, facilities costs and depreciation for both the second quarter and first six months of 2006 as compared to the same periods during 2005 were due in part to the expansion of our international development operations in India and Romania.
     Sales and Marketing Expenses. In the second quarter of 2006, sales and marketing expenses increased 52.5% to $15.2 million from the $10.0 million recorded in the second quarter of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $2.0 million recorded during the second quarter of 2006. The increase in sales and marketing expenses in the second quarter of 2006 compared to the second quarter of 2005 was also due to a higher number of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of $2.3 million. Additionally, depreciation expense increased by approximately $400,000 and facility expenses increased by $270,000 in the second quarter of 2006 as compared to the second quarter of 2005. In the first six months of 2006, sales and marketing expenses increased 54.0% to $29.9 million from the $19.4 million recorded in the first six months of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $4.0 million recorded during the first six months of 2006. The increase in sales and marketing expenses in the first six months of 2006 compared to the first six months of 2005 was also due to a higher number of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of $4.6 million. Additionally, depreciation expense increased by approximately $750,000 and facility expenses increased by $540,000 in the first six months of 2006 as compared to the first six months of 2005.
     General and Administrative Expenses. In the second quarter of 2006, general and administrative expenses increased 31.6% to $5.1 million from the $3.9 million recorded in the second quarter of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $686,000 recorded during the second quarter of 2006. The increase in general and administrative expenses in the second quarter of 2006 compared to the second quarter of 2005 was also due to the continued expansion of our administrative infrastructure. Administrative expansion efforts resulted in an increase in salary and benefit costs of approximately $170,000 and an increase in depreciation expense of approximately $165,000 in the second quarter of 2006 as compared to the second quarter of 2005. In the first six months of 2006, general and administrative expenses increased 43.7% to $10.8 million from the $7.5 million recorded in the first six months of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $1.5 million recorded during the first six months of 2006. The increase in general and administrative expenses in the first six months of 2006 compared to the first six months of 2005 was also due to the continued expansion of our administrative infrastructure. Administrative expansion efforts resulted in an increase in salary and benefit costs of nearly $430,000, higher recruiting costs of approximately $310,000 and an increase in facility expenses, including certain internal system support costs, of $483,000 in the first six months of 2006 as compared to the first six months of 2005.
     Amortization of Intangible Assets. In the second quarter of 2006, amortization of intangible assets increased to $424,000 from the $286,000 recorded in the second quarter of 2005. In the first six months of 2006, amortization of intangible assets increased to $823,000 from the $628,000 recorded in the first six months of 2005. These increases for the second quarter and first six months of 2006 as compared to the same periods in 2005 were primarily the result of increases in intangible assets from acquisitions in the second half of 2005 and in 2006.
     Interest and Other, Net. Interest and other, net increased to $2.2 million in the second quarter of 2006 from the $1.2 million recorded in the second quarter of 2005. Interest and other, net increased to $4.3 million in the first six months of 2006 from the $2.1 million recorded in the first six months of 2005. These increases were largely attributable to higher interest rates and larger cash and investment balances in the aggregate during the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005.
     Income Tax Expense. Income tax expense decreased to $754,000, or an effective rate of 71.8%, for the second quarter of 2006 from $3.4 million, or an effective rate of 25.7%, for the second quarter of 2005. Income tax expense decreased to $1.8 million, or an effective rate of 69.7%, for the first six months of 2006 from $5.6 million, or an effective rate of 22.7%, for the first six months of 2005. The effective tax rates in the second quarter and first six months of 2006 differ from the effective tax rates in the second quarter and first six months of 2005 primarily due to the impact of stock-based compensation as recognized pursuant to SFAS 123R, as certain stock-based compensation charges, such as those associated with incentive stock options, may not be tax deductible. The effective tax rates for the second quarter and first six months of 2006 were also adversely impacted by lower research and development tax credits, due in part to the expiration of the applicable federal law, and due to a decreased amount of tax benefits related to the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $10.8 million in the first six months of 2006 and $27.9 million in the first six months of 2005. Net cash generated from operations in the first six months of 2006 and 2005 was provided by net income of $785,000 and $19.1 million, respectively, adjusted for non-cash items and changes in working capital. In the first six months of 2006 and 2005, non-cash items included $7.7 million and $4.9 million, respectively, for depreciation and amortization of fixed and intangible assets. The first six months of 2006 also included non-cash stock-based compensation charges of $9.4 million related to the adoption of SFAS 123R effective January 1, 2006. The first six months of 2005 included a $13.5 million tax benefit related to certain stock option transactions, which was partially offset by the $8.9 million increase in net deferred tax assets. In the first six months of 2006 and 2005, changes in working capital included a $7.9 million and $5.2 million reduction for accounts receivable, respectively, due in part to the timing of shipments to customers.
     Cash used in investing activities was $29.7 million in the first six months of 2006 and $52.3 million in the first six months of 2005. In the first six months of 2006, cash used in investing activities principally consisted of $14.9 million related to the net purchases of marketable securities, $7.5 million for the purchase of property and equipment and $7.3 million related to the January 2006 acquisition of the mobile video and multimedia test business of Dilithium Networks and the June 2006 acquisition of certain technology from Bell Canada. For the first six months of 2005, cash used in investing activities consisted of $42.3 million related to the net purchases of marketable securities, a $1.9 million payment related to the G3 Nova contingent earnout, a $2.5 million payment related to the purchase of the remaining assets of the NetIQ Chariot business, and $5.5 million for the purchase of property and equipment.
     Financing activities provided $4.4 million in the first six months of 2006 and $20.8 million in the first six months of 2005. In the first six months of 2006, financing activities consisted of $3.8 million from the proceeds related to the exercise of stock options and stock purchases through the employee stock purchase plan, and $552,000 from the excess tax benefits from stock-based compensation pursuant to the guidance of SFAS 123R, which was adopted January 1, 2006. Financing activities consisted exclusively of proceeds from the exercise of stock options and stock purchases through the employee stock purchase plan during the first six months of 2005.
     As of June 30, 2006, we had no material commitments for capital expenditures. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.
SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in our other filings with the Securities and Exchange Commission (the “Commission”).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency debt securities, corporate debt securities, auction rate securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by ten percent from the levels as of June 30, 2006, the decline in the fair market value of the portfolio would not be material to our financial position, results of operations or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in Internal Controls
     There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)      On May 10, 2006, the Company held its 2006 Annual Meeting of Shareholders (the “Annual Meeting”).
(b)       At the Annual Meeting, the following persons were elected as directors of the Company. The numbers of votes cast for each director, as well as the numbers of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast for Director	Votes Withheld
Jean-Claude Asscher	47,360,339	15,924,231
Massoud Entekhabi	61,133,701	2,150,869
Jonathan Fram	63,064,859	219,711
Errol Ginsberg	63,230,337	54,233
Gail Hamilton	62,916,379	368,191
Jon F. Rager	61,162,610	2,121,960
(c)       At the Annual Meeting, with 62,345,326 votes cast in favor and 937,439 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as Company’s independent registered public accounting firm for the year ending December 31, 2006. There were 1,805 abstentions with respect to this matter.

ITEM 5. Other Information
     Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Our directors, officers and employees may from time to time establish such stock trading plans. We do not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically do not undertake to disclose the adoption, amendment, termination or expiration of any such plans.
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

IXIA

Date: August 4, 2006	By:	/s/ Errol Ginsberg Errol Ginsberg
President and Chief Executive Officer

Date: August 4, 2006	By:	/s/ Thomas B. Miller Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002