Form 10-K/A
period 2005-12-31
IXIA
filed 2007-02-23
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
AMENDMENT NO. 2
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
Registrant’s telephone number, including area code: (818) 871-1800
The NASDAQ Stock Market, LLC
(Name of Exchange on which Registered)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, without par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE
     Our Annual Report on Form 10-K for the year ended December 31, 2005, was originally filed with the Securities and Exchange Commission (the “Commission”) on March 13, 2006, and Amendment No. 1 thereto (“Amendment No. 1”) was filed with the Commission on June 1, 2006 (as so amended, the “Original Filing”). We are filing this Amendment No. 2 on Form 10-K/A to the Original Filing (this “Amended Form 10-K”) to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and our unaudited quarterly financial information for each of the quarters in the years ended December 31, 2005 and 2004. Specifically, we have restated our consolidated financial statements to correct certain errors that existed in our previously issued consolidated financial statements, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. In connection with the restatement, we have also corrected certain errors that we had previously identified and determined not to be material with respect to our consolidated financial statements for the affected periods and that relate to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts. This restatement is more fully described herein including in Part II under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 15 of Part IV in our consolidated financial statements and related notes, including, without limitation, in Note 2 to such consolidated financial statements. We have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future presentations of our consolidated statement of income in our filings with the Commission.
     This Amended Form 10-K also includes restated selected financial data for the years ended December 31, 2002 and 2001. This data had been restated to correct the same types of errors as those that have been corrected in the restated financial statements and financial information included in this Amended Form 10-K.
     Specifically, the following items originally included in the Original Filing are amended by this Amended Form 10-K:
•	Part I, Item 1, Business

•	Part I, Item 1A, Risk Factors

•	Part II, Item 6, Selected Financial Data

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8, Financial Statements and Supplementary Data

•	Part II, Item 9A, Controls and Procedures

•	Part IV, Item 15, Exhibits and Financial Statement Schedules
     The Chief Executive Officer and the Chief Financial Officer of the Company have also reissued as part of this Amended Form 10-K the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The reissued certifications are included in this Amended Form 10-K as Exhibits 31.1, 31.2 and 32.1.
     All referenced amounts in this Amended Form 10-K for the years ended December 31, 2005, 2004 and 2003, for the quarterly interim periods in the years ended December 31, 2005 and 2004 and prior period comparisons reflect the balances and amounts on a restated basis.
     We also intend to amend our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 as originally filed with the Commission to correct these same types of errors, principally with respect to our accounting for implied PCS obligations in accordance with SOP 97-2, and to reflect the restatement of our unaudited quarterly financial information presented within those filings. We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements and related financial information contained in our other reports for those periods should no longer be relied upon.
     All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Amended Form 10-K, as applicable.
     This Amendment makes only the changes identified above and, except for the items mentioned above, we have not in this Amended Form 10-K modified or updated other disclosures presented in the Original Filing except as required to reflect the effects of the restatement. Accordingly and except as set forth in Amendment No. 1, this Amended Form 10-K generally does not reflect events occurring after March 13, 2006 or modify or update disclosures in the Original Filing that may have been affected by subsequent events. For information regarding events subsequent to March 13, 2006, this Amended Form 10-K should be read in connection with the Company’s Current Reports on Form 8-K filed with the Commission after January 1, 2006 and the filings that are made by the Company after the date of this filing, including without limitation the Company’s amendments to its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, each of which will be filed with the Commission as soon as practicable after the date of this filing.

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
     During the year ended December 31, 2005, we shipped product to over 625 existing and new customers, and based on product shipments for the year ended December 31, 2005, our significant customers by category included:
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
Products in Development
     We continue to develop our IP testing capabilities, and throughout 2006 we intend to remain focused on improving our position in performance, functional, interoperability, and conformance testing in the following technology areas:
•	Gigabit Ethernet

•	10 Gigabit Ethernet

•	Carrier / Metro Ethernet

•	ATM

•	Layer 4 — 7

•	MPLS

•	VPLS

•	Multicast

•	IPv6

•	Voice over IP

•	Video over IP

•	IPSec

•	SSL

•	Denial of Service

•	Wi-Fi

•	WiMAX

•	Mobile IP
     We may delay or cancel the introduction of new products to the market as a result of a number of factors, some of which are beyond our control. For more information regarding these factors, see “Business — Research and Development” on page 16 and “Risk Factors — If we are unable to successfully introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed” on page 17.
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
Customers

     During the period from our incorporation in May 1997 through December 31, 2005, we have shipped our systems to over 1,200 customers. No customer other than Cisco Systems accounted for more than 10% of our total revenues in 2005, 2004 or 2003. Cisco Systems accounted for 35.2% of our total revenues in 2005, 31.6% of our revenues in 2004, and 29.8% of our total revenues in 2003.
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

Sales, Marketing and Technical Support
     Sales. We use our global direct sales force to market and sell our systems. In addition, we use distributors to complement our direct sales and marketing efforts in certain international markets. Our total revenues from international product shipments were $40.9 million in 2005, $29.1 million in 2004, and $24.2 million in 2003. Our direct sales force maintains close contact with our customers and supports our distributors.
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
Item 1A. Risk Factors
     The statements that are not historical facts contained in this Amended Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Amended Form 10-K and in certain of our other Securities and Exchange Act Commission filings, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us.
Because we depend on a limited number of customers for a majority of our revenues, any cancellation, reduction or delay in purchases by these customers could significantly harm our revenues and results of operations
     Historically, a small number of customers has accounted for a significant portion of our total revenues. Specifically, sales to our largest customer, Cisco Systems, accounted for 35.2% of our total revenues in 2005, 31.6% of our total revenues in 2004 and 29.8% of our total revenues in 2003. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.
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
Competition in our market could significantly harm our results of operations
     The market for our products is highly competitive. We face competition primarily from test equipment manufacturers such as Agilent Technologies, Spirent Communications and Anritsu. We also compete with a number of small companies which are focused on network performance analysis and measurement. Additionally, some of our significant customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has in the past accounted for a significant portion of our revenues, we cannot be certain that it will continue to do so.
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
The restatement of our consolidated financial statements and related events could have a material adverse effect on us.
     As discussed in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Amended Form 10-K, we have restated our consolidated financial statements for certain prior periods to correct certain errors in those financial statements. These errors principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. In connection with the restatement, we have also corrected certain errors that we had previously identified and determined not to be material with respect to our consolidated financial statements for the affected periods and that relate to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts. We have corrected these errors through a restatement in this Amended Form 10-K of our previously issued consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and our unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004 (the “Restatement”). Similar errors, principally with respect to our accounting for implied PCS obligations in accordance with SOP 97-2, will also require us to restate our previously issued unaudited quarterly financial data for the quarter ended March 31, 2006 and for the quarter and six-month period ended June 30, 2006 (the “2006 Quarterly Restatements”). We intend to effect those restatements by the filing with the Commission, as soon as practicable after the date of the filing of this Amended Form 10-K, of amendments to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 (the “2006 Forms 10-Q”). The need for the Restatement and for the 2006 Quarterly Restatements resulted in a delay in the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “2006 Third Quarter Form 10-Q”), which 2006 Third Quarter Form 10-Q will be filed with the Commission as soon as practicable after the date of the filing of this Amended Form 10-K.
     For more information on the Restatement, see (i) Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, (ii) Item 9A — Controls and Procedures and (iii) Note 2 to our consolidated financial statements included in Item 15 of this Amended Form 10-K.
     As a result of the Restatement and the 2006 Quarterly Restatements (together, the “Restatements”), as well our failure to timely file our 2006 Third Quarter Form 10-Q, we have become subject to risks which include the following:
•	We could be subject to civil litigation, including class action shareholder actions arising out of or relating to the Restatements and/or the late filing of our 2006 Third Quarter Form 10-Q, which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties;

•	Negative publicity relating to the Restatements and/or our failure to timely file our 2006 Third Quarter Form 10-Q may adversely affect our business and the market price of our Common Stock;

•	We have identified in this Amended Form 10-K a material weakness related to our internal control over financial reporting with respect to the completeness and accuracy of revenue reporting for implied PCS obligations and have concluded, because of the effects of this material weakness, that our internal control over financial reporting was ineffective as of December 31, 2005, which conclusion has risks which are further discussed in the next risk factor below;

•	Should we be unable to file (i) our 2006 Third Quarter Form 10-Q and (ii) our amendments to our 2006 Forms 10-Q on or before March 16, 2007, which is the extended compliance deadline provided by The Nasdaq Stock Market, The Nasdaq Stock Market could delist Ixia’s Common Stock;

•	Our failure to timely file our 2006 Third Quarter Form 10-Q with the Commission limits our ability to access the capital markets using short-form registration;

•	Due to any negative publicity with respect to the Restatements and/or our failure to timely file our 2006 Third Quarter Form 10-Q and the associated uncertainty in the equity markets, we may be unable to attract or retain the personnel necessary to achieve our business objectives;

•	Management’s focus on achieving our business objectives has been and may continue to be diverted to addressing (i) the Restatements and our failure to timely file our 2006 Third Quarter Form 10-Q, (ii) customers’, employees’, investors’ and regulators’ questions and concerns regarding the Restatements and our failure to timely file our 2006 Third Quarter Form 10-Q , (iii) any negative impact on Ixia’s public image with our customers and in the financial market caused by the Restatements and our failure to timely file our 2006 Third Quarter Form 10-Q, and (iv) any subsequent litigation that may result from the Restatements and/or our failure to timely file our 2006 Third Quarter Form 10-Q;

•	The Commission may review the Restatements and require further amendment of our public filings; and

•	We have incurred and may continue to incur significant expenses and costs associated with the Restatements and our failure to timely file our 2006 Third Quarter Form 10-Q.
Each of these risks described above could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We have identified a material weakness in our internal control over financial reporting and an ineffectiveness in our disclosure controls and procedures, which, if not remediated effectively, could have an adverse effect on the trading price of our Common Stock and otherwise seriously harm our business.
     In connection with the Restatement and our reassessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of December 31, 2005, our disclosure controls and procedures were not effective and that we had a material weakness in our internal control over financial reporting. Please refer to Item 9A of this Amended Form 10-K for further discussion of the ineffectiveness of and material weakness in our controls as of December 31, 2005. Our inability to remediate such material weakness promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner. These effects could in turn adversely affect the trading price of our Common Stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities.

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
If we are unable to expand our international sales and distribution channels or manage them effectively, our results of operations would be harmed
     Historically, a significant portion of our sales have been made to customers in the United States. Our sales based on product shipments to the United States accounted for 72.9% of our total revenues in 2005, 73.7% of our total revenues in 2004 and 69.8% of our total revenues in 2003. In the past, distributors have generated a significant portion of our international sales. In the past, we have had distributors enter bankruptcy and were therefore terminated as distributors of our products. Losses of one or more of our international distributors or their failure to sell our products would limit our ability to sustain and grow our revenues in international markets. We intend to expand into additional international markets in Europe and in the Asia Pacific region, by adding distributors and international sales and support personnel. Our failure in these efforts could significantly harm our results of operations and decrease the value of our stock.
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
     Ixia’s common stock is traded on the Nasdaq Global Select Market under the symbol “XXIA.” Until July 3, 2006, Ixia’s common stock was traded on the Nasdaq National Market. The following table sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq National Market for the following time periods.

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

Item 6. Selected Financial Data
     As discussed further in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Amended Form 10-K, we have restated our consolidated financial statements to correct certain errors in our prior period financial statements. These errors principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. In connection with the restatement, we have also corrected certain errors that we had previously identified and determined not to be material with respect to our consolidated financial statements for the affected periods and that relate to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts. We have corrected these errors through a restatement in this Amended Form 10-K of our previously issued consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and our unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004 (the “Restatement”). We have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future presentations of our consolidated statement of income in our filings with the Commission.
     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statement of income data set forth below for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Amended Form 10-K. The consolidated statement of income data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 has been restated to conform to the consolidated financial statements included in this Amended Form 10-K and is presented herein on an unaudited basis.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statement of Income Data (in thousands, except per share data):
Revenues:
Products	$130,045	$97,200	$72,674	$55,699	$71,458
Services	20,808	13,464	7,400	5,861	3,616

Total revenues	150,853	110,664	80,074	61,560	75,074

Costs and operating expenses: (1)
Cost of revenues — products	24,239	20,592	15,661	13,310	16,610
Cost of revenues — amortization of purchased technology	3,891	3,044	1,183	—	—
Cost of revenues — services	2,216	1,423	1,208	843	744
Research and development	32,404	24,960	21,980	20,386	19,355
Sales and marketing	39,359	30,566	23,942	19,974	18,813
General and administrative	16,438	12,479	9,179	7,852	8,643
Amortization of intangible assets	1,278	1,532	1,070	941	57
Impairment of goodwill and other intangible assets	—	—	410	1,677	—

Total costs and operating expenses	119,825	94,596	74,633	64,983	64,222

Income (loss) from operations	31,028	16,068	5,441	(3,423)	10,852
Interest and other income, net	5,055	2,960	3,062	2,743	4,035

Income (loss) before income taxes	36,083	19,028	8,503	(680)	14,887
Income tax expense (benefit)	7,593	4,007	1,912	(403)	6,411

Net income (loss)	$28,490	$15,021	$6,591	$(277)	$8,476

Earnings (loss) per share:
Basic	$0.44	$0.25	$0.11	$(0.00)	$0.16
Diluted	$0.41	$0.23	$0.11	$(0.00)	$0.14

Weighted average number of common and common equivalent shares outstanding:
Basic	65,168	60,687	58,344	56,902	54,550
Diluted	69,227	64,745	62,227	56,902	61,977

(1) Stock-based compensation included in:
Cost of revenues — products	$—	$30	$157	$398	$729
Cost of revenues — services	—	3	7	56	123
Research and development	—	271	1,316	2,864	6,055
Sales and marketing	—	77	159	1,329	3,122
General and administrative	—	38	280	658	2,159

	December 31,
	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$51,837	$16,383	$21,133	$45,265	$108,168
Short-term investments in marketable securities	124,456	81,757	42,718	25,650	8,475
Working capital	191,176	104,515	74,032	80,210	126,581
Long-term investments in marketable securities	25,392	49,015	58,072	51,306	—
Total assets	322,216	241,451	191,115	162,413	146,570
Total shareholders’ equity	263,480	193,491	157,477	141,703	134,044
     The following tables present the financial impact of the restatement adjustments on certain previously reported consolidated statement of income data for the years ended December 31, 2002 and 2001 and consolidated balance sheet data as of December 31, 2003, 2002 and 2001; and are presented herein on an unaudited basis. The restatement adjustments reflected in the following tables correct certain errors that existed in our previously issued financial statements, principally related to our application of SOP 97-2 with respect to the accounting for implied PCS obligations. We have also corrected errors related to (i) the classification of certain customer support costs and (ii) our presentation of deferred income taxes. The restatement is more fully described in Note 2 to the consolidated financial statements.

	Year Ended December 31, 2002			Year Ended December 31, 2001
	As			As
	Previously	Restatement		Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Income Data (in thousands, except per share data):
Total revenues	$67,594	$(6,034)	$61,560	$77,157	$(2,083)	$75,074
Total cost of revenues	13,310	843	14,153	16,610	744	17,354
Sales and marketing	20,817	(843)	19,974	19,557	(744)	18,813
Income (loss) from operations	2,611	(6,034)	(3,423)	12,935	(2,083)	10,852
Income tax expense (benefit)	1,944	(2,347)	(403)	7,221	(810)	6,411
Net income (loss)	3,410	(3,687)	(277)	9,749	(1,273)	8,476
Earnings (loss) per share:
Basic	$0.06	$(0.06)	$(0.00)	$0.18	$(0.02)	$0.16
Diluted	$0.06	$(0.06)	$(0.00)	$0.16	$(0.02)	$0.14

	December 31, 2003			December 31, 2002
	As			As
	Previously	Restatement		Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Balance Sheet Data (in thousands):
Working capital	$77,531	$(3,499)	$74,032	$83,125	$(2,915)	$80,210
Total assets	185,018	6,097	191,115	157,661	4,752	162,413
Total shareholders’ equity	167,054	(9,577)	157,477	149,167	(7,464)	141,703

	December 31, 2001
	As
	Previously	Restatement
	Reported	Adjustments	Restated
Consolidated Balance Sheet Data (in thousands):
Working capital	$128,206	$(1,625)	$126,581
Total assets	144,166	2,404	146,570
Total shareholders’ equity(1)	137,821	(3,777)	134,044

(1)	The beginning balance of total shareholders’ equity as previously reported, or $108.1 million, was restated to $105.5 million as a direct result of a change in retained earnings related to the impact of the above-described restatement adjustments on prior years.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2005, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 15 of this Amended Form 10-K and in conjunction with the “Risk Factors” included in Item 1A of this Amended Form 10-K.
Restatement of Previously Issued Financial Statements
     As discussed further in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Amended Form 10-K, we have restated our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and our unaudited quarterly financial information for each of the quarters in the years ended December 31, 2005 and 2004. Specifically, we have restated our consolidated financial statements as the result of certain errors that existed in our previously issued financial statements, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. In connection with the restatement, we have also corrected certain errors that we had previously identified and determined not to be material with respect to our consolidated financial statements for the affected periods and that relate to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts. All referenced amounts in this Amended Form 10-K for the years ended December 31, 2005, 2004 and 2003 and prior period comparisons reflect the balances and amounts on a restated basis. As a result of the issues identified during the Company’s review which resulted in the need to restate previously issued financial statements, the Company has implemented changes to its internal control over financial reporting and has also commenced further improvement initiatives in its financial reporting systems. For a discussion of those changes and initiatives, see “Controls and Procedures” included in Part II, Item 9A of this Amended Form 10-K.
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
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12 month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended December 31, 2005, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services at the edge of the internet and in enterprise applications, where demand has been consistently increasing during the three years ended December 31, 2005. Over the same time period, product shipments for our SONET interface cards have not been significant. Looking forward, we expect demand for our Ethernet interface cards to remain strong and we expect demand for our SONET interface cards to remain consistent with our historical experience. Our growth over the past three years has also been driven by increasing shipments of our software products, including our IxChariot and IxVoice products. The increase in software shipments is the result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Looking forward, we expect demand for our software products to remain strong.
     Sales to our largest customer accounted for approximately $53.0 million or 35.2% of our total revenues in 2005, $34.9 million or 31.6% of our total revenues in 2004 and $23.8 million or 29.8% of our total revenues in 2003. In addition, to date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer or customer type may diminish.
     In some instances our software products may be installed and operated independently from our hardware products. At other times, our software products are installed on and work with our hardware products to enhance the functionality of the overall test system. In addition, our chassis is generally shipped with our core operating system software installed, which is an integral part of the chassis’ functionality. As our software is generally more than incidental to the sale of our test systems, we recognize revenue by applying the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (collectively, “SOP 97-2”).
     Our test systems are generally fully functional at the time of shipment and do not require us to perform any significant production, modification, customization or installation after shipment. As such, revenue from hardware and software product sales is recognized upon shipment provided that (i) an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred, including the transfer of title and risk of loss to the customer; (iii) the sales price is fixed or determinable; and (iv) collectibility is deemed probable.
     When a sale involves multiple elements, or multiple products, and we have vendor-specific objective evidence (“VSOE”) of fair value for each element in the arrangement, we recognize revenue based on the relative fair value of all elements within the arrangement. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon renewal pricing for PCS. Many of our products, such as our software and chassis products, are not sold separately as these products include 12 months of free PCS, and accordingly we are unable to establish VSOE for these products.
     In cases where VSOE only exists for the undelivered elements such as PCS, we apply the residual method to recognize revenue. Under the residual method, the total arrangement fee is allocated first to the undelivered elements, typically the initial or extended PCS, based on their VSOE, and the residual portion of the fee is allocated to the delivered elements, typically our hardware and software products, and is recognized as revenue assuming all other revenue recognition criteria as described above have been met.

     If VSOE cannot be determined for all undelivered elements of an arrangement, we defer revenue until the earlier of (i) the delivery of all elements or (ii) the establishment of VSOE for all undelivered elements, provided that if the only undelivered element is PCS or a service, the total fee of the arrangement is recognized as revenue over the PCS or service term.
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12 month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. For the years ended December 31, 2005, 2004 and 2003, services revenues related to our implied PCS obligations approximated $8.3 million, $6.3 million and $5.8 million, respectively. As of December 31, 2005, reversals of implied PCS deferred revenue have not been significant but are expected to be significant in future periods as a result of the license management of certain products during 2006 and our determination not to provide PCS after the expiration of the contractual PCS period.
     Revenues from our separately purchased extended hardware warranty arrangements are recognized ratably over the contractual coverage period.
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
     Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and operations personnel. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services and the warranty cost of hardware to be replaced during the warranty coverage period. Cost of revenues also includes the amortization of purchased intangible assets in connection with our acquisitions of certain product lines and technologies.
     Our cost of revenues as a percentage of total revenues is primarily affected by the following factors:
•	changes in our pricing policies and those of our competitors;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of our products sold, such as the mix of software versus hardware product sales, including the effects of any related deferral, reversal and recognition of revenues for implied PCS obligations;

•	new product introductions by us and by our competitors;

•	demand for our products;

•	expenses related to acquired technologies, such as royalties and amortization of intangible assets;

•	production volume; and

•	the mix of sales channels through which our products are sold.
     In the near term, we anticipate that our cost of revenues as a percentage of total revenues will increase, excluding the effects of the reversal of certain implied PCS obligations, due to the January 1, 2006 adoption of SFAS 123 (revised 2004), “Share-Based Payment,” or SFAS 123R (see additional information in the Critical Accounting Policies and Estimates and Recent Accounting Pronouncements sections below, and as more fully described in Note 1 to our Consolidated Financial Statements), and potentially due to lower sales prices on larger transactions as a result of increased competition.
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, and amortization of intangible assets. In the near term, we expect total operating expenses to increase in dollar terms and as a percentage of total revenues as we seek to attain our strategic product development objectives, meet changing customer requirements and technological advances, enlarge our direct sales force, expand our administrative infrastructure, and due to an increase in stock-based compensation expense as a result of the January 1, 2006 adoption of SFAS 123R.
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
     We apply the following critical accounting policies in the preparation of our consolidated financial statements:
•	Revenue Recognition Policy. We recognize revenue as discussed in “Revenues” in the “Business Overview” section of Item 7.

•	Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on our best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. We review the allowance for doubtful accounts monthly. Past due balances of 60 days and over are reviewed individually for collectibility. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

•	Write-Down of Obsolete Inventory. We write-down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand is less favorable than our initial estimate, additional inventory write-downs may be required.

•	Deferred Taxes. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce net deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance we consider estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

•	Acquisition Purchase Price Allocation. When we acquire a business, product line or rights to a product or technology, we allocate the purchase price, including related transaction costs, to the various tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. To assist in this process, we may obtain appraisals from valuation specialists for certain of these items. Most of the assumptions used to determine fair value are made based on forecasted information. The useful lives of amortizable intangible assets are reviewed for reasonableness periodically by management in light of current conditions.

•	Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable definite life intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 which generally requires that we assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. To the extent that the estimated undiscounted cash flows fall below the carrying value of the intangible or other long lived assets we write-down the assets to fair value. Fair value is generally determined based on discounted cash flows. Determining the fair value based on discounted cash flows is subjective in nature and often involves the use of significant estimates and assumptions about future results and discount rates. We evaluate the recoverability of our goodwill in accordance with SFAS 142 which requires us to assess our goodwill annually for impairment. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the fair value.

•	Stock-Based Compensation Expense for 2006 and Thereafter. Effective January 1, 2006, we adopted SFAS 123R. SFAS 123R requires all share-based payments, including grants of stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective fair values for accounting purposes on the grant date. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments which meets the requirements of SFAS 123R. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. Stock-based compensation expense recognized in our consolidated financial statements in 2006 and thereafter will be based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees, our stock-based compensation expense may increase by the additional unearned compensation resulting from those grants. Had we adopted SFAS 123R in prior periods, the impact would have been similar to the current pro forma disclosures required under SFAS 123 (see Note 1 to our Consolidated Financial Statements).

•	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, in accordance with SFAS 5, “Accounting for Contingencies,” and we record accruals when the loss is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances of each situation and in some instances based in part on the advice of outside legal counsel.

Results of Operations
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues:
Products	86.2%	87.8%	90.8%
Services	13.8	12.2	9.2

Total revenues	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	16.1	18.6	19.6
Cost of revenues — amortization of purchased technology	2.6	2.8	1.5
Cost of revenues — services	1.5	1.3	1.5
Research and development	21.4	22.5	27.4
Sales and marketing	26.0	27.6	29.9
General and administrative	10.9	11.3	11.5
Amortization of intangible assets	0.9	1.4	1.3
Impairment of goodwill and other intangible assets	0.0	0.0	0.5

Total costs and operating expenses	79.4	85.5	93.2

Income from operations	20.6	14.5	6.8
Interest and other income, net	3.3	2.7	3.8

Income before income taxes	23.9	17.2	10.6
Income tax expense	5.0	3.6	2.4

Net income	18.9%	13.6%	8.2%

(1) Stock-based compensation included in:
Cost of revenues — products	0.0%	0.0%	0.2%
Cost of revenues — services	0.0	0.0	0.0
Research and development	0.0	0.2	1.6
Sales and marketing	0.0	0.1	0.2
General and administrative	0.0	0.0	0.3
Comparison of the Years Ended December 31, 2005 and 2004
     Revenues. In 2005, total revenues increased 36.3% to $150.9 million from the $110.7 million recorded in 2004. This overall growth in 2005 compared to 2004 principally related to our product revenues driven by an increase of approximately $27.0 million in shipments of our Ethernet hardware products, especially our Gigabit TXS and 10 Gigabit Ethernet interface cards. Services revenues in 2005 grew by $7.3 million over 2004 primarily due to the ratable recognition of revenues related to our contractual and implied PCS obligations which directly relates to the significant sequential increases in shipments of our software products during the preceding years. In 2005, total revenues from Cisco Systems, our largest account, grew by $18.1 million, or 51.8%, to $53.0 million.
     Cost of Revenues. Our total cost of revenues increased 21.1% to $30.3 million in 2005 from $25.1 million in 2004. As a percentage of total revenues, our total cost of revenues decreased to 20.1% in 2005 from 22.6% in 2004. Cost of product revenues increased 17.7% to $24.2 million in 2005 from $20.6 million in 2004 primarily due to the increase in product shipments in 2005 compared to 2004. The increase in our cost of product revenues was partially offset by the elimination of the $500,000 minimum quarterly Chariot royalty that ended in the fourth quarter of 2004, which resulted in a $2.0 million decrease in our cost of product revenues in 2005 when compared to 2004. Amortization of purchased technology increased to $3.9 million in 2005 from $3.0 million in 2004. The increase related to, among other items, the amortization of intangible assets associated with the January 2005 purchase of the remaining assets of the Chariot business from NetIQ. In 2005, our cost of providing services increased by $793,000 to $2.2 million from the $1.4 million in 2004 primarily due to the $657,000 increase in costs associated with our technical support group.
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
     Sales and Marketing Expenses. In 2005, sales and marketing expenses increased 28.8% to $39.4 million from the $30.6 million recorded in 2004. This increase was primarily due to the addition of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of $5.7 million in sales and marketing expenses in 2005 as compared to 2004. Additionally, depreciation expense increased by $1.0 million and tradeshow, advertising and marketing communications expenses increased by $868,000 in 2005 as compared to 2004.
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
     Income Tax Expense. Income tax expense increased to $7.6 million, or an effective rate of 21.0%, in 2005 from $4.0 million, or an effective rate of 21.1%, in 2004. The effective tax rate differs from the statutory rate primarily due to research and development tax credits and the tax benefits from the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements.
Comparison of the Years Ended December 31, 2004 and 2003
     Revenues. In 2004, total revenues increased 38.2% to $110.7 million from the $80.1 million recorded in 2003. This overall growth in 2004 compared to 2003 principally related to our product revenues driven by an increase of approximately $22.8 million in shipments of our Ethernet hardware products, especially our 10 Gigabit and Gigabit TXS Ethernet interface cards. Services revenues in 2004 grew by $6.1 million over 2003 primarily due to the ratable recognition of revenues related to our contractual and implied PCS obligations which directly relates to the significant sequential increases in shipments of our software products during the preceding years. In addition, this growth was from a combination of existing and new customers across all regions, but especially in North America where total revenues grew by approximately $27.3 million in 2004 compared to 2003. Sales to our largest customer, Cisco Systems, accounted for approximately $34.9 million or 31.6% of our total revenues in 2004 compared to $23.8 million or 29.8% of our total revenues in 2003.
     Cost of Revenues. Our total cost of revenues increased 38.8% to $25.1 million in 2004 from $18.1 million in 2003. As a percentage of total revenues, our total cost of revenues remained relatively constant at 22.6% and

22.5% of total revenues in 2004 and 2003, respectively. Cost of product revenues increased 31.5% to $20.6 million in 2004 from $15.7 million in 2003 primarily due to the increase in product shipments in 2004 compared to 2003. Our cost of product revenues also included a royalty expense related to the NetIQ transaction of $2.0 million in 2004 and $1.6 million in 2003. The NetIQ royalty period ended on December 31, 2004. Amortization of purchased technology increased to $3.0 million in 2004 from $1.2 million in 2003. The increase was a result of amortization of intangible assets associated with the acquisition of G3 Nova in February 2004 and a full year of amortization of purchased technology associated with certain rights acquired from NetIQ in July 2003. In 2004, our cost of providing services increased by $215,000 to $1.4 million.
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
     Sales and Marketing Expenses. Sales and marketing expenses increased to $30.6 million in 2004 from $23.9 million in 2003. This increase was primarily due to the addition of direct sales and marketing personnel, and their associated commissions and benefits, which resulted in an increase of $4.9 million in sales and marketing expenses in 2004 compared to 2003. The additional headcount also resulted in increased travel expenses in 2004 of $443,000.
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
     Income Tax Expense. Income tax expense increased to $4.0 million in 2004 from $1.9 million in 2003. Income tax expense resulted in an annual effective tax rate of 21.1% in 2004 and 22.5% in 2003. The annual effective tax rate in 2004 and 2003 differs from the statutory rate primarily due to research and development tax credits and the tax benefits from the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements, partially offset by nondeductible stock-based compensation charges.
Liquidity and Capital Resources

     As of December 31, 2005, we had cash and cash equivalents of $51.8 million compared to $16.4 million as of December 31, 2004. Our cash, cash equivalents and short and long-term investments, when viewed as a whole, totaled $201.7 million as of December 31, 2005 compared to $147.2 million as of December 31, 2004.
     Net cash provided by operating activities was $50.0 million in 2005, $29.4 million in 2004 and $17.7 million in 2003. Net cash generated from operations in 2005, 2004 and 2003 was primarily provided by net income of $28.5 million, $15.0 million and $6.6 million, respectively, adjusted for non-cash items and changes in working capital components. In 2005, 2004 and 2003, non-cash items included $14.9 million, $4.5 million and $2.4 million, respectively, related to certain tax benefits of stock option transactions and $11.1 million, $8.0 million and $6.6 million, respectively, for depreciation and amortization of fixed and intangible assets. The most significant changes in working capital components in 2005 and 2004 were due to (i) increases in deferred revenues of $10.3 million and $7.6 million, respectively, primarily due to additional revenue deferrals related to implied PCS obligations on an increasing annual level of software product shipments in 2005 and 2004 and (ii) increases in accounts receivable of $9.4 million and $5.1 million, respectively, resulting from higher sales and the timing of shipments. Changes in working capital in 2003 were primarily due to (i) an $8.0 million increase in accounts receivable as a result of higher sales and the timing of shipments in the fourth quarter of 2003, (ii) a $6.9 million increase in deferred revenue related to additional deferrals of revenue for implied and contractual PCS obligations, (iii) a $4.8 million increase in accrued expenses due primarily to the accrual of the 2003 bonus with no bonus payout during the period and (iv) a royalty accrual related to the July 2003 NetIQ transaction.
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
     As of December 31, 2005, we had no material commitments for capital expenditures. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission, and our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 with the Commission currently limits our ability to access the capital markets using short-form registration.
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
Item 8. Financial Statements and Supplementary Data
     Our financial statements and supplementary data required by this Item are provided in the consolidated financial statements of the Company included in this Amended Form 10-K as listed in Item 15(a) of this Amended Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Restatement
     As discussed in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Amended Form 10-K, we have restated our consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003 and our unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004, (the “Restatement”). The Restatement is principally related to the correction of errors in our recognition of revenue for implied post contract customer support (“PCS”) obligations in accordance with AICPA Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (collectively, “SOP 97-2”).

     In October 2006, we announced that the Company’s management, under the direction of the Audit Committee of our Board of Directors (the “Audit Committee”), was conducting an accounting review related to revenue recognition with respect to our software upgrade and support practices and the potential impact of such practices on our previously reported financial results.
     Under our standard PCS policies and contractual agreements, we provide all customers with 12 months of PCS after the initial sale of a software product, and we provide them with extended PCS for subsequent 12-month periods only if they purchase such extended PCS. Based on these standard PCS policies and agreements, our accounting practice has historically been to defer a portion of the product revenue at the time of the initial sale and shipment of the product for the initial contractual 12 months of PCS provided with each software product. In the course of the accounting review, we determined that we had a business practice in certain situations of providing unspecified software upgrades and support for products for which the contractual PCS period had expired.
     In November 2006 and as a result of the findings during the accounting review, management recommended to the Audit Committee, and the Audit Committee concurred with the recommendation, that we restate our consolidated financial statements for certain prior periods to correct our recognition of revenue related to the provision of unspecified software upgrades and support for products for which the contractual PCS period had expired, which upgrades and support had created implied PCS obligations for those products that extended beyond the contractual PCS periods. The implied PCS obligations should have resulted in an additional deferral of revenue when the products were initially shipped. Specifically, SOP 97-2 requires that we re-allocate certain previously reported product revenues, which revenues have generally been recognized at the time of product shipment, to implied PCS revenues, which revenues are required to be recognized over the multi-year period during which the implied PCS obligations are in effect (such multi-year period would typically begin 12 months after the date of product shipment). As noted above, our previous practice at the time of sale of a software product was to allocate revenue to PCS only for the initial contractual 12 months of PCS.
Evaluation of Disclosure Controls and Procedures (Restated)
     Attached as Exhibits 31.1, 31.2 and 32.1 to this Amended Form 10-K are certifications by our Chief Executive Officer and Chief Financial Officer. The certifications attached as Exhibits 31.1 and 31.2 are required under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The information contained below relates to the “Controls Evaluation” referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.
     As of December 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.
     In our Annual Report on Form 10-K for the year ended December 31, 2005, as originally filed with the Commission, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005. Subsequently, our Chief Executive Officer and Chief Financial Officer have reevaluated our disclosure controls and procedures as of December 31, 2005 and have determined in light of the material weakness in our internal control over financial reporting described below that existed as of December 31, 2005, that our disclosure controls and procedures were not effective as of December 31, 2005.

     Notwithstanding the ineffectiveness of our disclosure controls and procedures as of December 31, 2005 and the material weakness in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Amended Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
Management’s Report on Internal Control over Financial Reporting (Restated)
     Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes and conditions, or that the degree of compliance with policies or procedures may deteriorate.
     As of December 31, 2005, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As of December 31, 2005 we did not maintain effective controls over the completeness and accuracy of revenue reporting for implied PCS obligations. Specifically, we did not maintain effective controls to ensure that (i) we did not provide software upgrades and support to customers after the expiration of the contractual PCS periods and (ii) the circumstances under which our sales and support personnel provided software upgrades and support beyond the contractual periods were adequately identified, communicated to, and reviewed by our finance personnel to ensure the proper recognition of revenue for implied PCS obligations in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our 2005, 2004 and 2003 annual consolidated financial statements, all of our interim condensed consolidated financial statements for 2005 and 2004 as well as the first two interim periods of 2006. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.
     In the original filing of our 2005 Annual Report on Form 10-K, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. Management has subsequently determined that the material weakness described above existed as of December 31, 2005. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Accordingly, management has restated this report on internal control over financial reporting.
     Management’s assessment of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Remediation Efforts to Address Material Weakness
     Our management has worked, and continues to work, to strengthen both our disclosure controls and procedures and our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. Since identifying the above-described ineffectiveness of our disclosure controls and procedures and material weakness in our internal control over financial reporting, we have taken, and have committed to take, a number of actions in an effort to address such ineffectiveness and to remediate the material weakness that existed at December 31, 2005. The actions that we have taken and that we will take in order to prevent the recurrence of circumstances such as those that resulted in our determination to restate prior period financial statements include, without limitation, the following:
•	License Management System (“LMS”) - In December 2006, we completed the implementation of a license management system, or LMS, for all of our significant software products. This system locks a software license to a specific computer or Ixia hardware chassis on which our software resides and manages the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. The use of the LMS to control our software upgrades is a significant improvement over the use of our legacy password system that did not sufficiently control the circumstances under which upgrades were provided for many of our software products. Under our legacy password system, the software upgrade files were protected with passwords that were readily accessible to sales and support personnel. These passwords were not frequently changed and were not provided under any system of license management. During the accounting review, management determined that, for a variety of reasons, including to (i) provide bug fixes, (ii) facilitate the sale of new products that did not function with a customer’s existing Ixia products, and (iii) meet competitive pressures, our sales and support personnel used such readily accessible passwords and/or disseminated them to customers to provide software upgrades at a time when the customers were not contractually entitled to receive such PCS. The practices were not documented (for example, on sales quotations or customer purchase orders) in a manner that identified them to our management and finance personnel to enable them to review and account for them in accordance with SOP 97-2. As a result, we did not, as required by SOP 97-2, defer revenue for these implied PCS obligations. Our completion during the fourth quarter of 2006 of a license management system for all of our significant software products now provides us with an effective preventative control in that the license management system restricts the provision of software upgrades to only those customers that are entitled to such upgrades. This system should eliminate the possibility of customers receiving free PCS without the knowledge of our finance personnel. For certain software products that are not subject to license management and for certain customers for which free extended PCS periods are to be provided, we will defer revenue for implied PCS obligations in accordance with SOP 97-2.

•	Enhanced Revenue Recognition Policies and Practices — During 2006 and in light of the Company’s accounting review and Restatement, we thoroughly reviewed, supplemented and clarified our written revenue recognition policies and practices in an effort to ensure that our sales, support and other personnel are aware of and clearly understand these policies. The Audit Committee has reviewed, and we are currently in the process of finalizing, the enhanced documentation for our revenue recognition policies and practices. By the end of the first quarter of 2007, members of senior management and finance will distribute the revised and enhanced revenue recognition policies and practices to all Company personnel. We will also post a copy of the policies and practices on our Intranet site for easy reference.

•	Communication and Training Regarding PCS and Revenue Recognition Policies — Subsequent to the determination that we had a practice of providing software upgrades and support to certain customers that differed from our standard PCS policies and contractual agreements, we have expressly and repeatedly communicated and reinforced, both orally and in writing, to our sales, support, management and finance personnel, our policy with respect to the provision of PCS services (i.e., no unauthorized “out-of-maintenance” services should be provided). We have also begun to create additional training materials regarding our PCS and revenue recognition policies, which materials will be distributed to our sales, support, product management and order management personnel (as well as to new hires in those groups) in order to ensure that such personnel appropriately understand and consider these policies in the course of their employment with the Company. These materials will include copies of the policies and an explanation of the role that sales and support personnel play in ensuring that we comply with those policies. In 2007, we plan to continue to enhance our communication and training program regarding PCS and revenue recognition policies by conducting a number of revenue recognition training sessions that will be presented by persons having expertise in SOP 97-2 and in-depth knowledge regarding our business, our PCS policies and our revenue recognition policies and practices. The training program included training provided at our January 2007 international sales conference for all sales personnel and will include new hire training, as well as annual, mandatory training sessions and regular refresher sessions. To the extent practicable, we will conduct training in person and in small group sessions to enhance the effectiveness of the training. In 2006, we also communicated to our sales and customer support personnel that we will take appropriate disciplinary actions, up to and including termination of employment, if they do not comply with our PCS policies and our policies and procedures that affect our accounting for matters relating to revenue recognition.

•	Communication among Functional Groups within the Company — The practices and errors that resulted in the Restatement occurred in part because of a lack of effective communication among various Ixia departments and specifically between our finance group, on the one hand, and our sales and customer support personnel, on the other. The Company is in the process of implementing more formalized and regular communications among the various functional groups within the Company, including finance, sales, customer support, product management and order management personnel, with respect to matters that may affect the Company’s accounting and financial reporting. The Company plans, among other things, to arrange for regular meetings between members of these departments and finance and for discussions across departments regarding field-level and other practices that may affect the Company’s accounting and financial statements.

•	Finance Group — The Company has taken and is continuing to take steps to ensure that the Company’s finance group receives adequate resources and is effectively staffed and organized. The Company is also requiring that its finance personnel regularly attend continuing education training courses in accounting and finance to enhance their knowledge of and expertise in the accounting principles applicable to the Company’s business and particularly SOP 97-2.

•	Revenue Recognition Senior Manager — We are further strengthening our control environment with respect to revenue recognition by hiring a senior-level finance employee with technical understanding and experience in this highly complex area. This individual, who is a certified public accountant, is scheduled to begin employment with the Company as Senior Manager, Revenue Recognition, in early March 2007. He will be responsible for monitoring and helping ensure compliance with our revenue recognition policies, including training our internal personnel (e.g., sales, finance, customer support, product management and order management personnel) with regard to the policies, participating in reviewing contract provisions and sales and other business practices, including our PCS policies and practices, that affect revenue recognition and overseeing the implementation of and monitoring controls designed to ensure compliance with our revenue recognition policies and GAAP.

•	Quarterly Certification Letters — We have also revised, supplemented and clarified the certification letters that certain sales personnel are required to execute on a quarterly basis regarding the absence of side letter agreements and concessions and regarding other matters that affect our accounting for sales transactions. We have revised these certifications to ensure that the persons signing them clearly understand the meaning of the representations that they are making in the certifications, including representations that would require them to identify any circumstances that might give rise to implied PCS obligations, and that they clearly understand the PCS practices that are prohibited, as well as the consequences to the individual and to the Company of violating those prohibitions. We first presented the revised certification form to certain sales employees with respect to the quarter ended September 30, 2006. We have also created a similar certification letter that certain support personnel will be required to execute on a quarterly basis. We first presented this new certification form to those employees with respect to the quarter ended December 31, 2006. In order to promote substantive understanding of and communication about the certifications generally and about any transactions that are potentially exceptions to the certifications, we also plan to modify, beginning with the quarter ending March 31, 2007, the processes by which personnel complete and return their certification letters. These revised processes will impress upon Company personnel the need for accurate representations, the Company’s reliance on these representations, and the potentially severe consequences of inaccurate or improper certifications.
     We will continue to seek to actively identify, develop and implement additional measures that are reasonably likely to materially improve and strengthen our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders held on May 10, 2006, which information appears under the captions entitled “Proposal 1 — Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement was filed with the Commission on April 11, 2006.
     The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to this Amended Form 10-K.
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders held on May 10, 2006, which information appears under the captions “Proposal 1 — Election of Directors - Compensation of Directors,” “Executive Compensation and Other Information,” “Compensation Committee Report on Executive Compensation” and “Performance Graph.” The Proxy Statement was filed with the Commission on April 11, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders held on May 10, 2006, which information appears under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Executive Compensation and other Information — Equity Compensation Plan Information.” The Proxy Statement was filed with the Commission on April 11, 2006.
Item 13. Certain Relationships and Related Transactions
     None.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders held on May 10, 2006, which information appears under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP.” The Proxy Statement was filed with the Commission on April 11, 2006.
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
     (3) Exhibits

2.1	Stock Purchase Agreement dated as of February 20, 2004 by and among Ixia, G3 Nova Technology, Mihai Moldovan, Dana Moldovan and Ovidiu Rancu (schedules are omitted from this agreement, and the Registrant agrees to furnish supplementally a copy of any such schedule to the Commission upon request)(1)

3.1	Amended and Restated Articles of Incorporation, as amended(2)

3.2	Bylaws, as amended(3)

10.1*	Amended and Restated 1997 Equity Incentive Plan (4)

10.2*	Amended and Restated Non-Employee Director Stock Option Plan(5)

10.3*	Employee Stock Purchase Plan(6)

10.3.1*	Amendment No. 1, dated May 9, 2003, to Ixia Employee Stock Purchase Plan(7)

10.4*	Officer Severance Plan(8)

10.5*	Form of Indemnity Agreement between Ixia and its directors and executive officers(9)

10.6	Office Lease Agreement dated November 5, 1999 between Malibu Canyon Office Partners, LLC and Ixia First Amendment to Office Lease dated as of March 22, 2000 and Second Amendment to Office Lease dated May 8, 2003(10)

10.6.1	Third Amendment to Office Lease dated September 2004 between Malibu Canyon Office Partners, LLC and Ixia(11)

10.6.2	Fourth Amendment to Office Lease, effective October 27, 2005, between Malibu Canyon Office Partners, LLC and Ixia(12)

10.7*	Warrants dated August 2, 2000 to Purchase 80,000 Shares of Common Stock issued to Robert W. Bass(13)

10.8	Registration Rights and Stock Transfer Restriction Agreement dated as of September 1, 2000 among Ixia, Technology Capital Group S.A. and Stéphane Ratel(14)

10.10*	Employment offer letter agreement dated October 27, 2001 between Ixia and David Anderson(15)

10.11*	Employment offer letter agreement dated as of February 27, 2003 between Ixia and Robert W. Bass(16)

10.12*	Employment Offer Letter Agreement, effective July 30, 2003, between Ixia and Alan Amrod(17)

10.13	License, Distribution and Option Agreement, dated July 7, 2003, between NetIQ Corporation and Ixia(18)

10.13.1	First Amendment to License, Distribution and Option Agreement dated as of January 6, 2005 between the Registrant and NetIQ Corporation(19)

10.13.2	Second Amendment to License, Distribution and Option Agreement dated as of June 16, 2005 between the Registrant and NetIQ Corporation(20)(21)

10.14*	2004 Employee Bonus Plan(22)

10.15*	2005 Employee Bonus Plan(23)

10.16*	Summary of 2005 Compensation for the Registrant’s Named Executive Officers(24)

14.1	Code of Ethics for Chief Executive and Senior Financial Officers(25)

21.1	Subsidiaries of the Registrant(26)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended March 31, 2004.

(2)	Incorporated by reference to Exhibit No. 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(3)	Incorporated by reference to Exhibit No. 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(6)	Incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107818) filed with the Commission on August 8, 2003.

(8)	Incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(9)	Incorporated by reference to Exhibit No. 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(10)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(11)	Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2004.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on December 6, 2005.

(13)	Incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(14)	Incorporated by reference to Exhibit No. 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(15)	Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2001.

(16)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2002.

(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended September 30, 2003.

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended September 30, 2003.

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(20)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(21)	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.

(22)	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the year ended December 31, 2004.

(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on May 19, 2005.

(24)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(25)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2003.

(26)	Previously filed.
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

Dated: February 23, 2007	IXIA
/s/ Errol Ginsberg
Errol Ginsberg
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Errol Ginsberg Errol Ginsberg	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007

/s/ Thomas B. Miller Thomas B. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2007

/s/ Jean-Claude Asscher Jean-Claude Asscher	Chairman of the Board	February 23, 2007

/s/ Jon F. Rager Jon F. Rager	Director	February 23, 2007

/s/ Massoud Entekhabi Massoud Entekhabi	Director	February 23, 2007

/s/ Gail Hamilton Gail Hamilton	Director	February 23, 2007

/s/ Jonathan Fram Jonathan Fram	Director	February 23, 2007

IXIA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ixia:
We have completed integrated audits of Ixia’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Ixia maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005.
The Company did not maintain effective controls to ensure the completeness and accuracy of revenue reporting for implied PCS obligations to their customers. Specifically, as of December 31, 2005, the Company did not maintain effective controls to ensure that (i) the Company did not provide unspecified software upgrades and support to customers after the expiration of the contractual PCS periods and (ii) the circumstances under which the Company’s sales and support personnel provided unspecified software upgrades and support beyond the contractual PCS periods were adequately identified and reviewed by finance personnel to ensure the proper recognition of revenue for implied PCS obligations in accordance with SOP 97-2. The material weakness resulted in the following accounting misstatements (i) the incorrect allocation of revenue between product revenue and PCS revenue and (ii) the incorrect timing of the recognition of these revenues. This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, and each of the interim periods within the years ended December 31, 2005 and 2004. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement of the Company’s annual and interim consolidated financial statements that would not be prevented or detected.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. In connection with the restatement of the Company’s consolidated financial statements discussed in Note 2 to the consolidated financial statements, management has determined that the material weakness described above existed as of December 31, 2005. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
In our opinion, because of the effects of the material weakness described above on the achievement of the objective of the control criteria, management’s assessment that Ixia did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Ixia has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
We do not express an opinion or any other form of assurance on management’s statement referring to Remediation Efforts to Address Material Weakness appearing under Item 9A.
/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 10, 2006, except for the restatement described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting (Restated), as to which the date is February 22, 2007

IXIA
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2005	2004
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$51,837	$16,383
Short-term investments in marketable securities	124,456	81,757
Accounts receivable, net	31,565	22,069
Inventories	9,846	6,669
Deferred income taxes	8,588	6,761
Income taxes receivable	9	1,696
Prepaid expenses and other current assets	3,510	2,878

Total current assets	229,811	138,213

Investments in marketable securities	25,392	49,015
Property and equipment, net	19,750	12,268
Deferred income taxes	13,018	6,935
Goodwill	13,468	11,377
Intangible assets, net	20,462	23,031
Other assets	315	612

Total assets	$322,216	$241,451

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,872	$1,556
Accrued expenses	12,399	13,181
Deferred revenues	19,233	14,758
Income taxes payable	4,131	4,203

Total current liabilities	38,635	33,698

Deferred revenues	20,101	14,262

Total liabilities	58,736	47,960

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2005 and December 31, 2004, respectively, 66,580 and 62,459 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	126,792	100,144
Additional paid-in capital	68,098	53,247
Retained earnings	68,590	40,100

Total shareholders’ equity	263,480	193,491

Total liabilities and shareholders’ equity	$322,216	$241,451

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues:
Products	$130,045	$97,200	$72,674
Services	20,808	13,464	7,400

Total revenues	150,853	110,664	80,074

Costs and operating expenses: (1)
Cost of revenues — products	24,239	20,592	15,661
Cost of revenues — amortization of purchased technology	3,891	3,044	1,183
Cost of revenues — services	2,216	1,423	1,208
Research and development	32,404	24,960	21,980
Sales and marketing	39,359	30,566	23,942
General and administrative	16,438	12,479	9,179
Amortization of intangible assets	1,278	1,532	1,070
Impairment of goodwill and other intangible assets	—	—	410

Total costs and operating expenses	119,825	94,596	74,633

Income from operations	31,028	16,068	5,441
Interest and other income, net	5,055	2,960	3,062

Income before income taxes	36,083	19,028	8,503
Income tax expense	7,593	4,007	1,912

Net income	$28,490	$15,021	$6,591

Earnings per share:
Basic	$0.44	$0.25	$0.11
Diluted	$0.41	$0.23	$0.11

Weighted average number of common and common equivalent shares outstanding:
Basic	65,168	60,687	58,344
Diluted	69,227	64,745	62,227
(1) Stock-based compensation included in:
Cost of revenues — products	$—	$30	$157
Cost of revenues — services	—	3	7
Research and development	—	271	1,316
Sales and marketing	—	77	159
General and administrative	—	38	280
The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

			Additional	Deferred
	Common Stock		Paid-In	Stock-based	Retained
	Shares	Amount	Capital	Compensation	Earnings	Total
					(Restated)	(Restated)
Balance as of December 31, 2002 (as previously reported)	57,595	$79,206	$47,045	$(3,036)	$25,952	$149,167
Restatement adjustment					(7,464)	(7,464)

Balance as of December 31, 2002	57,595	79,206	47,045	(3,036)	18,488	141,703
Net income					6,591	6,591
Exercise of stock options and employee stock purchase plan options	2,047	4,842				4,842
Amortization of deferred stock-based compensation				2,414		2,414
Forfeiture of stock options			(698)	203		(495)
Stock option tax benefit			2,422			2,422

Balance as of December 31, 2003	59,642	84,048	48,769	(419)	25,079	157,477
Net income					15,021	15,021
Exercise of stock options and employee stock purchase plan options	2,510	12,333				12,333
Issuance of common stock in connection with acquisition	307	3,763				3,763
Amortization of deferred stock-based compensation				419		419
Stock option tax benefit			4,478			4,478

Balance as of December 31, 2004	62,459	100,144	53,247	—	40,100	193,491
Net income					28,490	28,490
Exercise of stock options and employee stock purchase plan options	4,121	26,648				26,648
Stock option tax benefit			14,851			14,851

Balance as of December 31, 2005	66,580	$126,792	$68,098	$—	$68,590	$263,480

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$28,490	$15,021	$6,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,925	3,418	4,388
Amortization of intangible assets	5,169	4,576	2,255
Allowance for doubtful accounts	12	432	249
Stock-based compensation	—	419	1,919
Deferred income taxes	(8,141)	(1,737)	(2,784)
Tax benefit from stock option transactions	14,851	4,478	2,422
Impairment of goodwill and other intangible assets	—	—	410
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,389)	(5,130)	(8,019)
Inventories	(3,156)	(1,002)	(464)
Income taxes receivable	1,687	315	(2,011)
Prepaid expenses and other current assets	(629)	(696)	(85)
Other assets	297	6	(53)
Accounts payable	1,312	432	(154)
Accrued expenses	3,339	(89)	4,776
Deferred revenues	10,299	7,634	6,937
Income taxes payable	(72)	1,365	1,311

Net cash provided by operating activities	49,994	29,442	17,688

Cash flows from investing activities:
Purchases of property and equipment	(13,396)	(8,707)	(4,233)
Purchases of available-for-sale securities	(143,336)	(82,551)	(27,125)
Proceeds from available-for-sale securities	109,186	47,750	20,150
Purchases of held-to-maturity securities	(22,030)	(24,181)	(53,505)
Proceeds from held-to-maturity securities	37,104	29,000	36,646
Purchases of technology and other intangible assets	(180)	(1,447)	(457)
Payments in connection with acquisitions	(8,536)	(6,389)	(18,138)

Net cash used in investing activities	(41,188)	(46,525)	(46,662)

Cash flows from financing activities:
Exercise of stock options and employee stock purchase plan options	26,648	12,333	4,842

Net cash provided by financing activities	26,648	12,333	4,842

Net increase (decrease) in cash and cash equivalents	35,454	(4,750)	(24,132)
Cash and cash equivalents at beginning of year	16,383	21,133	45,265

Cash and cash equivalents at end of year	$51,837	$16,383	$21,133

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$853	$2,109	$2,991

Non-cash activities:
Common stock issued in connection with acquisition	$—	$3,763	$—

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
      Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, ranging from two to seven years. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions. Property and equipment also includes the cost of our products used for sales and marketing activities, including product demonstrations for potential customers. Repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the statement of income.
      Amortization of Intangible Assets and Goodwill Impairment
     We apply Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” to purchased intangible assets, which are carried at cost less accumulated amortization. Cost or purchase price is determined based on amounts paid to the seller (both in cash and the value of our stock), liabilities assumed and transaction costs. The value of intangible assets is determined using valuation techniques such as the discounted cash flow method. In the case of a purchase of a business, the purchase price is allocated to the various identifiable

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
assets, including intangibles, based on their respective fair values, with any remaining amount being assigned to goodwill. In the case of an asset purchase, any excess purchase price is allocated ratably based on the respective fair values of the assets. Amortization of purchased technology is computed using the greater of (a) the ratio of current revenues to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life. Amortization of other intangible assets is computed using the straight-line method over the economic lives of the respective assets. The economic useful lives are determined based on comparison of similar technologies in the industry, historical experience and management expectations. Goodwill is carried at cost and is tested for impairment annually or whenever events or circumstances occur indicating that goodwill might be impaired in accordance with SFAS 142. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the implied fair value of goodwill. Other intangible assets are tested for impairment as circumstances arise in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recorded to the extent that the carrying value of an intangible asset exceeds its fair value.
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
      Product Warranty Costs
     We generally provide a 12-month initial standard warranty on our hardware products after product shipment and accrue for estimated future warranty costs at the time product revenue is recognized. Accrued product warranty costs are included as a component of accrued expenses in the accompanying consolidated balance sheets and approximated $230,000 and $150,000 as of December 31, 2005 and 2004, respectively.
      Revenue Recognition (Restated)
     Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12 month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. In some instances our software products may be installed and operated independently from our hardware products. At other times, our software products are installed on and work with our hardware products to enhance the functionality of the overall test system. In addition, our chassis is generally shipped with our core operating system software installed, which is an integral part of the chassis’ functionality. As our software is generally more than incidental to the sale of our test systems, we recognize revenue by applying the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (collectively, “SOP 97-2”).
     Our test systems are generally fully functional at the time of shipment and do not require us to perform any significant production, modification, customization or installation after shipment. As such, revenue from hardware and software product sales is recognized upon shipment provided that (i) an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred, including the transfer of title and risk of loss to the customer; (iii) the sales price is fixed or determinable; and (iv) collectibility is deemed probable.
     When a sale involves multiple elements, or multiple products, and we have vendor-specific objective evidence (“VSOE”) of fair value for each element in the arrangement, we recognize revenue based on the relative fair value of all elements within the arrangement. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon renewal pricing for PCS. Many of our products, such as our software

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and chassis products, are not sold separately as these products include 12 months of free PCS and accordingly we are unable to establish VSOE for these products.
     In cases where VSOE only exists for the undelivered elements such as PCS, we apply the residual method to recognize revenue. Under the residual method, the total arrangement fee is allocated first to the undelivered elements, typically the initial or extended PCS, based on their VSOE, and the residual portion of the fee is allocated to the delivered elements, typically our hardware and software products, and is recognized as revenue assuming all other revenue recognition criteria as described above have been met.
     If VSOE cannot be determined for all undelivered elements of an arrangement, we defer revenue until the earlier of (i) the delivery of all elements or (ii) the establishment of VSOE for all undelivered elements, provided that if the only undelivered element is PCS or a service, the total fee of the arrangement is recognized as revenue over the PCS or service term.
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12 month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. For the years ended December 31, 2005, 2004 and 2003, services revenues related to our implied PCS obligations approximated $8.3 million, $6.3 million and $5.8 million, respectively. As of December 31, 2005, reversals of implied PCS deferred revenue have not been significant but are expected to be significant in future periods as a result of the license management of certain products during 2006 and our determination not to provide PCS after the expiration of the contractual PCS period.
     Revenues from our separately purchased extended hardware warranty arrangements are recognized ratably over the contractual coverage period.
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
      Cost of Revenues (Restated)
     Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and operations personnel. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services and the warranty cost of hardware to be replaced

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
during the warranty coverage period. Cost of revenues also includes the amortization of purchased intangible assets in connection with our acquisitions of certain product lines and technologies.
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
      Stock-Based Compensation (Restated)
     At December 31, 2005, we have three stock-based employee and director compensation plans which are described more fully in Note 9. We account for our stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options is recorded only if, on the date of the grant, the fair value of the underlying stock exceeds the exercise price. We account for stock-based awards issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees.”
     We calculated the fair value of each option grant on the respective dates of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life (in years)	4.0	3.7	4.0
Risk-free interest rates	4.2%	3.1%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.4%	92.8%	108.0%

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table illustrates the effect on stock-based compensation, net income and earnings per share on a pro forma basis as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Stock-based compensation:
As reported	$—	$419	$1,919
Additional stock-based compensation expense, net of taxes, determined under the fair value method	8,402	13,612	10,506

Pro forma	$8,402	$14,031	$12,425

Net income (loss):
As reported	$28,490	$15,021	$6,591
Additional stock-based compensation expense, net of taxes, determined under the fair value method	8,402	13,612	10,506

Pro forma	$20,088	$1,409	$(3,915)

Basic earnings (loss) per share:
As reported	$0.44	$0.25	$0.11
Pro forma	$0.31	$0.02	$(0.07)

Diluted earnings (loss) per share:
As reported	$0.41	$0.23	$0.11
Pro forma	$0.29	$0.02	$(0.07)
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
     Effective January 1, 2006, we adopted SFAS 123R which will have a significant adverse impact on our reported results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS 123R in prior periods, the impact would have been similar to the current SFAS 123 pro forma disclosures above. The balance of gross unearned stock-based compensation to be expensed in the periods 2006 through 2009 related to stock-based awards unvested at December 31, 2005, as previously calculated under the requirements of SFAS 123, is approximately $27.2 million. To the extent that we grant additional equity securities to employees, stock-based compensation expense may increase by the additional unearned compensation resulting from those grants. We anticipate we will grant additional employee stock-based awards in 2006 as part of our long-term incentive compensation programs. The impact of these grants cannot be estimated at this time because it will depend on a number of factors, including the amount of stock-based awards granted and the-then current fair values for accounting purposes.
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
      Earnings per share

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
      Reclassifications and Presentation
     Certain prior year amounts have been reclassified to conform to the current year presentation. We have revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future presentations of our consolidated statement of income in our filings with the Commission.
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2. Restatement of Previously Issued Financial Statements
     Subsequent to the issuance of our 2005 consolidated financial statements, we determined that we had not properly applied Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations, and as a result we determined that we had incorrectly allocated revenue between product revenue and PCS revenue. As such, the timing of when we recognized revenue in the consolidated financial statements was incorrect. Specifically, in November 2006 and as a result of the findings during an accounting review related to revenue recognition with respect to our software upgrade and support practices and the potential impact of those practices on our previously reported financial results, management recommended to the Audit Committee, and the Audit Committee concurred with the recommendation, that we restate our consolidated financial statements for certain prior periods to correct our recognition of revenue related to the provision of unspecified software upgrades and support for products for which the contractual PCS period had expired, which upgrades and support had created implied PCS obligations for those

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
products that extended beyond the contractual PCS periods. The implied PCS obligations should have resulted in an additional deferral of revenue when the products were initially shipped. SOP 97-2 requires that we re-allocate certain previously reported product revenues, which revenues have generally been recognized at the time of product shipment, to implied PCS revenues, which revenues are required to be recognized over the multi-year period during which the implied PCS obligations are in effect (such multi-year period would typically begin 12 months after the date of product shipment). Our previous practice at the time of sale of a software product was to allocate revenue to PCS only for the initial contractual 12 months of PCS.
     In connection with the restatement discussed herein, we have also corrected certain errors that we had previously identified and determined not to be material with respect to our consolidated financial statements for the affected periods and that relate to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts.
     We have corrected the above-described errors through a restatement of the accompanying consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future presentations of our consolidated statement of income in our filings with the Commission.
      Revenue Recognition for Implied PCS
     We have determined that because of our past business practice of providing some of our customers with unspecified software upgrades for products for which the initial or extended contractual PCS periods had expired, we created implied PCS obligations for these software products that extended beyond the contractual PCS period. We further determined that the implied PCS obligations should have resulted in an additional deferral and re-allocation of a portion of the product revenues previously recognized at the time of product sale to deferred PCS revenues that should be recognized ratably into revenues over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation will be reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. As of December 31, 2005, reversals of implied PCS deferred revenue have not been significant but are expected to be significant in future periods as a result of the license management of certain products during 2006 and our determination not to provide PCS after the expiration of the contractual PCS period.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Classification of Certain Customer Support Costs and Classification of Deferred Tax Assets and Liabilities
     Prior to the determination to effect the Restatement, certain previously identified errors had been determined to be immaterial both individually and in the aggregate to our consolidated financial statements. We have also corrected these errors in our consolidated financial statements in connection with the Restatement. These adjustments consist of:
     (i) Adjustments to reclassify certain direct customer support costs, such as those associated with our technical support group, that had been classified as a component of sales and marketing expenses rather than cost of revenues in the consolidated statements of income. These adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts.
     (ii) Adjustments to combine and net, as prescribed by SFAS No. 109, certain deferred tax assets and deferred tax liabilities that were previously reported separately in our consolidated balance sheets on a gross basis.
      Summary of Restatement Adjustments
     The following schedules reconcile the amounts as originally reported in our consolidated balance sheets as of December 31, 2005 and 2004 and the consolidated statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003 to the corresponding restated amounts in each of these consolidated financial statements (in thousands, except per share data):

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Balance Sheet:
Assets
Current assets:
Cash and cash equivalents	$51,837	$—		$51,837
Short-term investments in marketable securities	124,456	—		124,456
Accounts receivable, net	31,565	—		31,565
Inventories	9,846	—		9,846
Deferred income taxes	4,401	4,187	(1)(2)	8,588
Income taxes receivable	9	—		9
Prepaid expenses and other current assets	3,510	—		3,510

Total current assets	225,624	4,187		229,811

Investments in marketable securities	25,392	—		25,392
Property and equipment, net	19,750	—		19,750
Deferred income taxes	10,004	3,014	(1)(2)	13,018
Goodwill	13,468	—		13,468
Intangible assets, net	20,462	—		20,462
Other assets	315	—		315

Total assets	$315,015	$7,201		$322,216

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,872	$—		$2,872
Accrued expenses	12,399	—		12,399
Deferred revenues	8,338	10,895	(3)	19,233
Income taxes payable	4,131	—		4,131

Total current liabilities	27,740	10,895		38,635

Deferred revenues	528	19,573	(3)	20,101
Deferred income taxes	4,651	(4,651	)(2)	—

Total liabilities	32,919	25,817		58,736

Total shareholders’ equity	282,096	(18,616	)(4)	263,480

Total liabilities and shareholders’ equity	$315,015	$7,201		$322,216

(1)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (3).

(2)	To reflect the combination of certain deferred tax assets and deferred tax liabilities that were previously reported separately on a gross basis.

(3)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)	To reflect the cumulative effects on shareholders’ equity of the adjustments detailed in Items (1) and (3).

	As of December 31, 2004
	As Previously		Restatement
	Reported		Adjustments		Restated
Consolidated Balance Sheet:
Assets
Current assets:
Cash and cash equivalents	$16,383		$—		$16,383
Short-term investments in marketable securities	81,757		—		81,757
Accounts receivable, net	22,069		—		22,069
Inventories	6,669		—		6,669
Deferred income taxes	3,756		3,005	(1)	6,761
Income taxes receivable	1,696		—		1,696
Prepaid expenses and other current assets	2,878		—		2,878

Total current assets	135,208		3,005		138,213

Investments in marketable securities	49,015		—		49,015
Property and equipment, net	12,268		—		12,268
Deferred income taxes	4,798		2,137	(1)(2)	6,935
Goodwill	11,377		—		11,377
Intangible assets, net	23,031		—		23,031
Other assets	612		—		612

Total assets	$236,309		$5,142		$241,451

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,556		$—		$1,556
Accrued expenses	13,181		—		13,181
Deferred revenues	7,032		7,726	(3)	14,758
Income taxes payable	4,203		—		4,203

Total current liabilities	25,972		7,726		33,698

Deferred revenues	—		14,262	(3)	14,262
Deferred income taxes	3,411		(3,411	)(2)	—

Total liabilities	29,383		18,577		47,960

Total shareholders’ equity	206,926	(5)	(13,435	)(4)	193,491

Total liabilities and shareholders’ equity	$236,309		$5,142		$241,451

(1)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (3).

(2)	To reflect the combination of certain deferred tax assets and deferred tax liabilities that were previously reported separately on a gross basis.

(3)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	To reflect the cumulative effects on shareholders’ equity of the adjustments detailed in Items (1) and (3).

(5)	The beginning balance of total shareholders’ equity as previously reported, or $167.1 million, was restated to $157.5 million as a direct result of a change in retained earnings related to the impact of the above-described restatement adjustments on prior years.

	For the Year Ended December 31, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$159,333	$(29,288	)(A)	$130,045
Services	—	20,808	(A)	20,808

Total revenues	159,333	(8,480)		150,853

Costs and operating expenses:
Cost of revenues — products	24,800	(561	)(B)	24,239
Cost of revenues — amortization of purchased technology	3,891	—		3,891
Cost of revenues — services	—	2,216	(B)	2,216
Research and development	32,404	—		32,404
Sales and marketing	41,014	(1,655	)(B)	39,359
General and administrative	16,438	—		16,438
Amortization of intangible assets	1,278	—		1,278

Total costs and operating expenses	119,825	—		119,825

Income from operations	39,508	(8,480)		31,028
Interest and other income, net	5,055	—		5,055

Income before income taxes	44,563	(8,480)		36,083

Income tax expense	10,892	(3,299	)(C)	7,593

Net income	$33,671	$(5,181)		$28,490

Earnings per share:
Basic	$0.52	$(0.08	)(D)	$0.44
Diluted	$0.49	$(0.08	)(D)	$0.41

Weighted average number of common and common equivalent shares outstanding:
Basic	65,168	—		65,168
Diluted	69,227	—		69,227

(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $12.5 million of services revenues that were previously reported within the $159.3 million revenue amount by reducing product revenues by $12.5 million and increasing services revenues by $12.5 million.

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).

	For the Year Ended December 31, 2004
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$116,978	$(19,778	)(A)	$97,200
Services	—	13,464	(A)	13,464

Total revenues	116,978	(6,314)		110,664

Costs and operating expenses: (1)
Cost of revenues — products	20,716	(124	)(B)	20,592
Cost of revenues — amortization of purchased technology	3,044	—		3,044
Cost of revenues — services	—	1,423	(B)	1,423
Research and development	24,960	—		24,960
Sales and marketing	31,865	(1,299	)(B)	30,566
General and administrative	12,479	—		12,479
Amortization of intangible assets	1,532	—		1,532

Total costs and operating expenses	94,596	—		94,596

Income from operations	22,382	(6,314)		16,068
Interest and other income, net	2,960	—		2,960

Income before income taxes	25,342	(6,314)		19,028

Income tax expense	6,463	(2,456	)(C)	4,007

Net income	$18,879	$(3,858)		$15,021

Earnings per share:
Basic	$0.31	$(0.06	)(D)	$0.25
Diluted	$0.29	$(0.06	)(D)	$0.23

Weighted average number of common and common equivalent shares outstanding:
Basic	60,687	—		60,687
Diluted	64,745	—		64,745
(1) Stock-based compensation included in:
Cost of revenues — products	$30	$—		$30
Cost of revenues — services	—	3	(B)	3
Research and development	271	—		271
Sales and marketing	80	(3	)(B)	77
General and administrative	38	—		38

(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $7.2 million of services revenues that were previously reported within the $117.0 million revenue amount by reducing product revenues by $7.2 million and increasing services revenues by $7.2 million.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).

	For the Year Ended December 31, 2003
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$83,533	$(10,859	)(A)	$72,674
Services	—	7,400	(A)	7,400

Total revenues	83,533	(3,459)		80,074

Costs and operating expenses: (1)
Cost of revenues — products	15,761	(100	)(B)	15,661
Cost of revenues — amortization of purchased technology	1,183	—		1,183
Cost of revenues — services	—	1,208	(B)	1,208
Research and development	21,980	—		21,980
Sales and marketing	25,050	(1,108	)(B)	23,942
General and administrative	9,179	—		9,179
Amortization of intangible assets	1,070	—		1,070
Impairment of goodwill and other intangible assets	410	—		410

Total costs and operating expenses	74,633	—		74,633

Income from operations	8,900	(3,459)		5,441
Interest and other income, net	3,062	—		3,062

Income before income taxes	11,962	(3,459)		8,503

Income tax expense	3,258	(1,346	)(C)	1,912

Net income	$8,704	$(2,113)		$6,591

Earnings per share:
Basic	$0.15	$(0.04	)(D)	$0.11
Diluted	$0.14	$(0.03	)(D)	$0.11

Weighted average number of common and common equivalent shares outstanding:
Basic	58,344	—		58,344
Diluted	62,227	—		62,227

(1) Stock-based compensation included in:
Cost of revenues — products	$157	$—		$157
Cost of revenues — services	—	7	(B)	7
Research and development	1,316	—		1,316
Sales and marketing	166	(7	)(B)	159
General and administrative	280	—		280

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $1.6 million of services revenues that were previously reported within the $83.5 million revenue amount by reducing product revenues by $1.6 million and increasing services revenues by $1.6 million.

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).
     The restatement adjustments described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows and consequently, schedules reconciling each line item on our consolidated statements of cash flows as previously reported to restated amounts are not presented herein. The effects of the restatement adjustments on the categories within cash flows from operations for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	As Previously	Restatement
	Reported	Adjustments	Restated
Increase (Decrease):
Year ended December 31, 2005
Net income	$33,671	$(5,181)	$28,490
Changes in deferred income taxes	(4,842)	(3,299)	(8,141)
Changes in deferred revenues	1,819	8,480	10,299

Year ended December 31, 2004
Net income	18,879	(3,858)	15,021
Changes in deferred income taxes	719	(2,456)	(1,737)
Changes in deferred revenues	1,320	6,314	7,634

Year ended December 31, 2003
Net income	8,704	(2,113)	6,591
Changes in deferred income taxes	(1,438)	(1,346)	(2,784)
Changes in deferred revenues	3,478	3,459	6,937
3. Concentrations (Restated)
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
     Significant Customer
     For the years ended December 31, 2005, 2004 and 2003, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Amount of total revenues	$53,045	$34,950	$23,847
As a percentage of total revenues	35%	32%	30%
     As of December 31, 2005 and 2004, we had receivable balances from the customer approximating 27% and 22%, respectively, of total accounts receivable.
     International Data
     For the years ended December 31, 2005, 2004 and 2003, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Amount of total revenues	$40,917	$29,128	$24,219
As a percentage of total revenues	27%	26%	30%
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
4. Selected Balance Sheet Data (in thousands)
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Property and Equipment, Net
     Property and equipment, net consisted of the following:

		December 31,	December 31,
	Useful Life	2005	2004
	(in years)

Computer equipment	3	$5,168	$3,343
Computer software	3	5,236	2,669
Demonstration equipment	2	9,538	8,318
Development equipment	5	8,416	6,270
Furniture and other equipment	5	10,160	7,447
Leasehold improvements	7	2,024	1,074

		40,542	29,121
Accumulated depreciation		(20,792)	(16,853)

		$19,750	$12,268

     Accrued Expenses
     Accrued expenses consisted of the following:

	December 31,	December 31,
	2005	2004
Accrued payroll	$2,719	$1,430
Accrued vacation	1,639	1,169
Accrued bonuses	1,533	1,756
Accrued commissions	1,275	966
Accrued legal and professional fees	910	719
Accrued property taxes	887	121
Employee stock purchase plan payroll deductions	644	451
Accrued sales tax	530	332
Accrued royalties	28	542
Accrued G3 Nova earnout (Note 5)	—	1,856
NetIQ purchase option accrual	—	2,500
Other	2,234	1,339

	$12,399	$13,181

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Acquisitions (Restated)
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
     The following table summarizes the unaudited pro forma total revenues, net income and earnings per share had the acquisition of CMC occurred on January 1, 2005 and 2004, respectively (in thousands, except per share data):

	Year ended December 31,
	2005	2004
	(Restated)	(Restated)
Total revenues	$151,220	$111,493
Net income	28,368	14,906
Earnings per share:
Basic	0.44	0.25
Diluted	0.41	0.23
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

     Of the $3.7 million of acquired intangible assets, $2.5 million was assigned to acquired technology, $1.0 million was assigned to customer contracts and relationships, and $200,000 was assigned to a covenant not to compete. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from three to four-and-one-half years. Goodwill is not deductible for income tax purposes.
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
6. Goodwill and Other Intangible Assets
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

$20,462

7. Income Taxes (Restated)
     Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Current:
Federal	$13,086	$4,335	$3,643
State	2,635	1,571	1,381
Foreign	14	79	195

Deferred:
Federal	(5,109)	156	(1,806)
State	(3,049)	(2,079)	(1,546)
Foreign	16	(55)	45

Income tax expense	$7,593	$4,007	$1,912

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The net effective income tax rate differed from the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Federal statutory expense	$12,629	$6,657	$3,004
State taxes, net of federal benefit	(244)	(133)	193
Research and development credits	(1,937)	(1,475)	(901)
Stock-based compensation	(1,924)	(968)	(407)
Other	(931)	(74)	23

Income tax expense	$7,593	$4,007	$1,912

Net effective income tax rate	21.0%	21.1%	22.5%
     The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2005	2004
	(Restated)	(Restated)
Deferred tax assets:
Allowance for doubtful accounts	$353	$359
Research and development credit carryforward	9,298	4,696
Deferred revenue	12,282	9,084
Stock-based compensation	1,220	1,357
Inventory adjustments	1,149	833
Net operating loss carryforward	706	55
Accrued liabilities and other	1,249	723

Total deferred tax assets	26,257	17,107

Deferred tax liabilities:
Depreciation and amortization	(4,651)	(3,411)

Net deferred taxes	$21,606	$13,696

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
8. Commitments and Contingencies
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
9. Shareholders’ Equity
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
     Additional information with respect to stock options outstanding as of December 31, 2005 is as follows (in thousands, except years and per share data):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (in years)	Price	Outstanding	Price

$ 0.01 to $ 4.10	1,638	3.80	$2.13	1,423	$1.85
4.22 to 8.50	1,699	5.06	7.10	1,066	7.30
8.58 to 11.31	1,515	4.92	9.94	1,105	9.84
11.50 to 11.94	1,495	5.46	11.89	553	11.89
12.00 to 13.98	2,119	6.50	13.47	769	13.15
14.00 to 19.05	1,697	6.49	16.47	149	16.95
19.55 to 21.50	302	5.92	20.64	143	20.65

$ 0.01 to $ 21.50	10,465	5.45	$10.62	5,208	$8.34

     There were approximately 6.6 million options exercisable with a weighted-average exercise price of $6.82 at December 31, 2004. There were approximately 5.7 million options exercisable with a weighted-average exercise price of $5.77 at December 31, 2003.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
10. Retirement Plan
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
11. Earnings Per Share (Restated)
     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Basic Presentation
Numerator:
Net income	$28,490	$15,021	$6,591
Denominator:
Weighted average common shares	65,168	60,687	58,363
Adjustment for common shares subject to repurchase	—	—	(19)

Adjusted weighted average common shares	65,168	60,687	58,344

Basic net income per share	$0.44	$0.25	$0.11

Diluted presentation
Denominator:
Shares used above	65,168	60,687	58,344
Weighted average effect of dilutive securities:
Stock options	4,059	4,058	3,864
Common shares subject to repurchase	—	—	19

Denominator for diluted calculation	69,227	64,745	62,227

Diluted net income per share	$0.41	$0.23	$0.11

     The diluted per share computations for the years ended December 31, 2005, 2004 and 2003, exclude employee stock options to purchase 0.8 million, 3.6 million and 4.6 million shares, respectively, which were antidilutive.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Quarterly Financial Summary (Unaudited) (in thousands, except per share data) (Restated)
     The following tables present selected quarterly financial data for 2005 and 2004 (as restated). Because certain of the data set forth in the following tables has been restated from amounts previously reported in our Quarterly Reports on Form 10-Q for the applicable periods, the following tables reconcile the quarterly information presented with that previously reported.
     The restatement adjustments reflected in the following tables correct certain errors that existed in our previously issued financial statements, principally related to our application of SOP 97-2 with respect to the accounting for implied PCS obligations. We have also corrected errors related to (i) the classification of certain customer support costs and (ii) our presentation of deferred income taxes. This restatement is more fully described in Note 2 to these consolidated financial statements.

	Three Months Ended March 31, 2005			Three Months Ended June 30, 2005
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Statement of Income Data:
Total revenues	$38,414	$(1,944)	$36,470	$41,326	$(2,372)	$38,954
Total cost of revenues	6,787	445	7,232	7,292	489	7,781
Gross profit	31,627	(2,389)	29,238	34,034	(2,861)	31,173
Income before income taxes	11,555	(1,944)	9,611	13,139	(2,372)	10,767
Net income	9,329	(999)	8,330	9,766	(1,235)	8,531
Earnings per share:
Basic	$0.15	$(0.02)	$0.13	$0.15	$(0.02)	$0.13
Diluted	$0.14	$(0.02)	$0.12	$0.14	$(0.02)	$0.12

	Three Months Ended September 30, 2005			Three Months Ended December 31, 2005
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Statement of Income Data:
Total revenues	$42,134	$(2,242)	$39,892	$37,459	$(1,922)	$35,537
Total cost of revenues	7,676	511	8,187	6,936	210	7,146
Gross profit	34,458	(2,753)	31,705	30,523	(2,132)	28,391
Income before income taxes	12,824	(2,242)	10,582	7,045	(1,922)	5,123
Net income	9,070	(1,090)	7,980	5,506	(1,857)	3,649
Earnings per share:
Basic	$0.14	$(0.02)	$0.12	$0.08	$(0.03)	$0.05
Diluted	$0.13	$(0.02)	$0.11	$0.08	$(0.03)	$0.05

	Three Months Ended March 31, 2004			Three Months Ended June 30, 2004
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Statement of Income Data:
Total revenues	$24,913	$(1,430)	$23,483	$26,811	$(1,780)	$25,031
Total cost of revenues	5,050	260	5,310	5,583	328	5,911
Gross profit	19,863	(1,690)	18,173	21,228	(2,108)	19,120
Income before income taxes	4,260	(1,430)	2,830	5,142	(1,780)	3,362
Net income	3,022	(874)	2,148	3,546	(1,088)	2,458
Earnings per share:
Basic	$0.05	$(0.01)	$0.04	$0.06	$(0.02)	$0.04
Diluted	$0.05	$(0.02)	$0.03	$0.06	$(0.02)	$0.04

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2004			Three Months Ended December 31, 2004
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Statement of Income Data:
Total revenues	$30,092	$(1,107)	$28,985	$35,162	$(1,997)	$33,165
Total cost of revenues	6,218	346	6,564	6,909	365	7,274
Gross profit	23,874	(1,453)	22,421	28,253	(2,362)	25,891
Income before income taxes	6,610	(1,107)	5,503	9,330	(1,997)	7,333
Net income	4,739	(676)	4,063	7,572	(1,220)	6,352
Earnings per share:
Basic	$0.08	$(0.01)	$0.07	$0.12	$(0.02)	$0.10
Diluted	$0.07	$(0.01)	$0.06	$0.11	$(0.01)	$0.10
13. Subsequent Event
     In January 2006, we completed the acquisition of the mobile video and multimedia test product lines of privately-held Dilithium Networks for approximately $5 million in cash.

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002