Form 10-Q/A
period 2006-03-31
IXIA
filed 2007-02-23
CIK 1120295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE
     We have restated our unaudited condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 in this Amendment No. 1 on Form-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Form 10-Q”), which Form 10-Q was filed with the Securities and Exchange Commission (the “Commission”) on May 5, 2006. Specifically, we have restated our unaudited condensed consolidated financial statements to correct certain errors that existed in our previously issued unaudited condensed consolidated financial statements, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. In connection with the restatement, we have also corrected certain errors that we had previously identified and determined not to be material with respect to our condensed consolidated financial statements for the affected periods and that relate to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts. This restatement is more fully described in Part I herein under Item 1 in our unaudited condensed consolidated financial statements and related notes, including, without limitation, in Note 3 to such condensed consolidated financial statements, and in Part I herein under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In this Form 10-Q/A, we have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future and certain prior presentations of our consolidated statement of income in our filings with the Commission.
     All referenced amounts in this report as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005, reflect balances and amounts on a restated basis. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Form 10-Q/A, as applicable.
     This Form 10-Q/A is filed as part of the restatement (the “Restatement”) of our previously issued financial statements for (i) the year ended December 31, 2003, (ii) the year ended December 31, 2004 and each of the quarters and year-to-date periods therein, (iii) the year ended December 31, 2005 and each of the quarters and year-to-date periods therein, and (iv) the quarter ended March 31, 2006 and the quarter ended June 30, 2006 and the year-to-date period therein, as well as the Company’s selected financial data for the years 2001 through 2005 as set forth in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, we are also filing with the Commission substantially contemporaneously herewith (i) an amendment on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005 and (ii) an amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. These additional amended filings with the Commission correct the same types of errors noted above, principally with respect to our accounting for implied PCS obligations in accordance with SOP 97-2. We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement, and the financial statements and related financial information contained in our other reports for those periods should therefore no longer be relied upon.
     The following items originally included in the Form 10-Q are amended by this Form 10-Q/A:
•	Part I, Item 1, Financial Statements;

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part I, Item 4, Controls and Procedures; and

•	Part II, Item 6, Exhibits.
     The Chief Executive Officer and the Chief Financial Officer of the Company have also reissued as part of this Form 10-Q/A the certifications required by Sections 302 and 906 of the Sarbanes-Oxley of 2002. The reissued certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.
     This Form 10-Q/A makes only the changes described above and, except for such changes and as otherwise required to reflect the effects of the Restatement, we have not in this Form 10-Q/A modified or updated other disclosures presented in the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update disclosures in the original filing that may have been affected by subsequent events. For information regarding events subsequent to the original filing of the Form 10-Q, this Form 10-Q/A should be read in connection with the Company’s filings with the Commission since the date of the original filing of the Form 10-Q, including without limitation the Company’s Current Reports on Form 8-K and the amendments to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, each of which is being filed with the Commission substantially contemporaneously with the filing of this Form 10-Q/A.

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31,	December 31,
	2006	2005
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$50,663	$51,837
Short-term investments in marketable securities	139,333	124,456
Accounts receivable, net of allowance for doubtful accounts of $928 and $854 as of March 31, 2006 and December 31, 2005, respectively	30,358	31,565
Inventories	10,616	9,846
Deferred income taxes	10,455	8,588
Prepaid expenses and other current assets	3,872	3,519

Total current assets	245,297	229,811

Investments in marketable securities	13,379	25,392
Property and equipment, net	21,652	19,750
Deferred income taxes	12,778	13,018
Goodwill	16,717	13,468
Intangible assets, net	21,482	20,462
Other assets	549	315

Total assets	$331,854	$322,216

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,511	$2,872
Accrued expenses	12,840	12,399
Deferred revenues	20,551	19,233
Income taxes payable	5,089	4,131

Total current liabilities	40,991	38,635

Deferred revenues	20,643	20,101

Total liabilities	61,634	58,736

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 66,785 and 66,580 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	128,260	126,792
Additional paid-in capital	73,432	68,098
Retained earnings	68,528	68,590

Total shareholders’ equity	270,220	263,480

Total liabilities and shareholders’ equity	$331,854	$322,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2006	2005
	(Restated)	(Restated)
Revenues:
Products	$30,734	$31,863
Services	6,333	4,607

Total revenues	37,067	36,470

Costs and operating expenses: (1)
Cost of revenues — products	6,449	5,779
Cost of revenues — amortization of purchased technology	1,056	942
Cost of revenues — services	586	511
Research and development	10,560	7,546
Sales and marketing	14,708	9,030
General and administrative	5,654	3,605
Amortization of intangible assets	399	342

Total costs and operating expenses	39,412	27,755

Income (loss) from operations	(2,345)	8,715
Interest and other income, net	2,101	896

Income (loss) before income taxes	(244)	9,611
Income tax expense (benefit)	(182)	1,281

Net income (loss)	$(62)	$8,330

Earnings (loss) per share:
Basic	$(0.00)	$0.13
Diluted	$(0.00)	$0.12
Weighted average number of common and common equivalent shares outstanding:
Basic	66,635	63,355
Diluted	66,635	68,516

(1) Stock-based compensation included in:
Cost of revenues — products	$172	—
Cost of revenues — services	65	—
Research and development	1,842	—
Sales and marketing	2,032	—
General and administrative	791	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2005
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(62)	$8,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,214	1,008
Amortization of intangible assets	1,456	1,284
Allowance for doubtful accounts	74	(125)
Stock-based compensation	4,902	—
Deferred income taxes	(1,627)	(6,426)
Tax benefit from stock option transactions	432	7,499
Excess tax benefits from stock-based compensation	(173)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,133	(185)
Inventories	(770)	(234)
Prepaid expenses and other current assets	(353)	(266)
Other assets	(234)	(13)
Accounts payable	(361)	(346)
Accrued expenses	192	(313)
Deferred revenues	1,632	2,380
Income taxes payable	958	278

Net cash provided by operating activities	9,413	12,871

Cash flows from investing activities:
Purchases of property and equipment	(4,116)	(2,329)
Purchases of available-for-sale securities	(38,800)	(36,001)
Proceeds from available-for-sale securities	31,875	22,076
Purchases of held-to-maturity securities	(7,943)	—
Proceeds from held-to-maturity securities	12,004	7,204
Purchases of technology and other intangible assets	(46)	(28)
Payments in connection with acquisitions	(5,202)	(4,356)

Net cash used in investing activities	(12,228)	(13,434)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,468	9,219
Excess tax benefits from stock-based compensation	173	—

Net cash provided by financing activities	1,641	9,219

Net (decrease) increase in cash and cash equivalents	(1,174)	8,656
Cash and cash equivalents at beginning of period	51,837	16,383

Cash and cash equivalents at end of period	$50,663	$25,039

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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments except for restatement adjustments discussed in Note 3) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2006 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain reclassifications have been made to prior period financial statements to conform to the current presentation. We have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future and certain prior presentations of our consolidated statement of income in our filings with the Commission.
3. Restatement of Previously Issued Financial Statements
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
     We have corrected the above-described errors through a restatement of the accompanying consolidated financial statements as of and for the quarters ended March 31, 2006 and 2005. We have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future and certain prior presentations of our consolidated statement of income in our filings with the Commission.
     Revenue Recognition for Implied PCS
     We have determined that because of our past business practice of providing some of our customers with unspecified software upgrades for products for which the initial or extended contractual PCS periods had expired, we created implied PCS obligations for these software products that extended beyond the contractual PCS period. We further determined that the implied PCS obligations should have resulted in an additional deferral and re-allocation of a portion of the product revenues previously recognized at the time of product sale to deferred PCS revenues that should be recognized ratably into revenues over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation will be reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. As of March 31, 2006, reversals of implied PCS deferred revenue have not been significant but are expected to be significant in future periods as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period.

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
     Summary of Restatement Adjustments
     The following schedules reconcile the amounts as originally reported in our consolidated balance sheets as of March 31, 2006 and December 31, 2005 and the consolidated statements of income and cash flows for the three months ended March 31, 2006 and 2005 to the corresponding restated amounts in each of these consolidated financial statements (in thousands, except per share data):

	As of March 31, 2006
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Balance Sheet:
Assets
Current assets:
Cash and cash equivalents	$50,663	$—		$50,663
Short-term investments in marketable securities	139,333	—		139,333
Accounts receivable, net	30,358	—		30,358
Inventories	10,616	—		10,616
Deferred income taxes	5,237	5,218	(1)	10,455
Prepaid expenses and other current assets	3,872	—		3,872

Total current assets	240,079	5,218		245,297

Investments in marketable securities	13,379	—		13,379
Property and equipment, net	21,652	—		21,652
Deferred income taxes	4,910	7,868	(1)	12,778
Goodwill	16,717	—		16,717
Intangible assets, net	21,482	—		21,482
Other assets	549	—		549

Total assets	$318,768	$13,086		$331,854

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,511	$—		$2,511
Accrued expenses	12,840	—		12,840
Deferred revenues	8,524	12,027	(2)	20,551
Income taxes payable	5,089	—		5,089

Total current liabilities	28,964	12,027		40,991

Deferred revenues	417	20,226	(2)	20,643

Total liabilities	29,381	32,253		61,634

Total shareholders’ equity	289,387	(19,167	)(3)	270,220

Total liabilities and shareholders’ equity	$318,768	$13,086		$331,854

(1)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (2).

(2)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above.

(3)	To reflect the cumulative effects on shareholders’ equity of the adjustments detailed in Items (1) and (2).

	As of December 31, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Balance Sheet:
Assets
Current assets:
Cash and cash equivalents	$51,837	$—		$51,837
Short-term investments in marketable securities	124,456	—		124,456
Accounts receivable, net	31,565	—		31,565
Inventories	9,846	—		9,846
Deferred income taxes	4,401	4,187	(1)(2)	8,588
Prepaid expenses and other current assets	3,519	—		3,519

Total current assets	225,624	4,187		229,811

Investments in marketable securities	25,392	—		25,392
Property and equipment, net	19,750	—		19,750
Deferred income taxes	10,004	3,014	(1)(2)	13,018
Goodwill	13,468	—		13,468
Intangible assets, net	20,462	—		20,462
Other assets	315	—		315

Total assets	$315,015	$7,201		$322,216

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,872	$—		$2,872
Accrued expenses	12,399	—		12,399
Deferred revenues	8,338	10,895	(3)	19,233
Income taxes payable	4,131	—		4,131

Total current liabilities	27,740	10,895		38,635

Deferred revenues	528	19,573	(3)	20,101
Deferred income taxes	4,651	(4,651	)(2)	—

Total liabilities	32,919	25,817		58,736

Total shareholders’ equity	282,096	(18,616	)(4)	263,480

Total liabilities and shareholders’ equity	$315,015	$7,201		$322,216

(1)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (3).

(2)	To reflect the combination of certain deferred tax assets and deferred tax liabilities that were previously reported separately on a gross basis.

(3)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above.

(4)	To reflect the cumulative effects on shareholders’ equity of the adjustments detailed in Items (1) and (3).

	For the Three Months Ended March 31, 2006
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$38,852	$(8,118	)(A)	$30,734
Services	—	6,333	(A)	6,333

Total revenues	38,852	(1,785)		37,067

Costs and operating expenses:
Cost of revenues — products	6,999	(550	)(B)	6,449
Cost of revenues — amortization of purchased technology	1,056	—		1,056
Cost of revenues — services	—	586	(B)	586
Research and development	10,560	—		10,560
Sales and marketing	14,744	(36	)(B)	14,708
General and administrative	5,654	—		5,654
Amortization of intangible assets	399	—		399

Total costs and operating expenses	39,412	—		39,412

Income (loss) from operations	(560)	(1,785)		(2,345)
Interest and other income, net	2,101	—		2,101

Income (loss) before income taxes	1,541	(1,785)		(244)
Income tax expense (benefit)	1,052	(1,234	)(C)	(182)

Net income (loss)	$489	$(551)		$(62)

Earnings (loss) per share:
Basic	$0.01	$(0.01	)(D)	$(0.00)
Diluted	$0.01	$(0.01	)(D)	$(0.00)

Weighted average number of common and common equivalent shares outstanding:
Basic	66,635	—		66,635
Diluted	69,035	(2,400	)(E)	66,635

(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $3.8 million of services revenues that were previously reported within the $38.9 million revenue amount by reducing product revenues by $3.8 million and increasing services revenues by $3.8 million.

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).

(E)	To adjust the diluted weighted average share number to the basic weighted average share number due to the restated net loss position.

	For the Three Months Ended March 31, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$38,414	$(6,551	)(A)	$31,863
Services	—	4,607	(A)	4,607

Total revenues	38,414	(1,944)		36,470

Costs and operating expenses:
Cost of revenues — products	5,845	(66	) (B)	5,779
Cost of revenues — amortization of purchased technology	942	—		942
Cost of revenues — services	—	511	(B)	511
Research and development	7,546	—		7,546
Sales and marketing	9,475	(445	)(B)	9,030
General and administrative	3,605	—		3,605
Amortization of intangible assets	342	—		342

Total costs and operating expenses	27,755	—		27,755

Income from operations	10,659	(1,944)		8,715
Interest and other income, net	896	—		896

Income before income taxes	11,555	(1,944)		9,611
Income tax expense	2,226	(945	)(C)	1,281

Net income	$9,329	$(999)		$8,330

Earnings per share:
Basic	$0.15	$(0.02	)(D)	$0.13
Diluted	$0.14	$(0.02	)(D)	$0.12

Weighted average number of common and common equivalent shares outstanding:
Basic	63,355	—		63,355
Diluted	68,516	—		68,516

(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $2.8 million of services revenues that were previously reported within the $38.4 million revenue amount by reducing product revenues by $2.8 million and increasing services revenues by $2.8 million.

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).

     The restatement adjustments described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows. For the quarter ended March 31, 2006, we have also corrected our consolidated statement of cash flows to properly reflect excess tax benefits from stock-based compensation, resulting in a decrease of $259,000 to net cash provided by financing activities and a corresponding net increase to net cash provided by operating activities.
     The effects of the restatement adjustments and the reclassification described above on the categories within the consolidated statement of cash flows for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	As Previously	Restatement
Increase (Decrease):	Reported	Adjustments	Restated
Three Months Ended March 31, 2006
Cash flows from operating activities:
Net income (loss)	$489	$(551)	$(62)
Tax benefit from stock option transactions	—	432	432
Excess tax benefits from stock-based compensation	—	(173)	(173)
Changes in deferred income taxes	(393)	(1,234)	(1,627)
Changes in deferred revenues	(153)	1,785	1,632
Net cash provided by operating activities	9,154	259	9,413

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	432	(259)	173
Net cash provided by financing activities	1,900	(259)	1,641

Three Months Ended March 31, 2005
Cash flows from operating activities:
Net income	9,329	(999)	8,330
Changes in deferred income taxes	(5,481)	(945)	(6,426)
Changes in deferred revenues	436	1,944	2,380
Net cash provided by operating activities	12,871	—	12,871
4. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$2,679	$3,574
Work in process	4,740	3,426
Finished goods	3,197	2,846

	$10,616	$9,846

5. Stock-Based Compensation
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
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously recognized, if any, are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $4.9 million, which consisted of stock-based compensation expense related to stock options and employee stock purchase rights of $4.2 million and $0.7 million, respectively. There was no stock-based compensation expense related to stock options and employee stock purchase rights recognized in the consolidated financial statements during the three months ended March 31, 2005. See Note 9 for additional information.
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
     The balance of gross unearned stock-based compensation to be expensed in the periods 2006 through 2010 related to unvested share-based awards as of March 31, 2006 was approximately $25.1 million. To the extent that we grant additional share-based awards to employees, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will grant additional share-based awards in fiscal 2006 as part of our long-term incentive compensation programs. The impact of these grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the-then current fair values for accounting purposes.

6. Earnings Per Share (Restated)
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
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 (in thousands, except per share data):

	Three months ended March 31,
	2006	2005
	(Restated)	(Restated)
Numerator:
Net income (loss)	$(62)	$8,330

Denominator:
Basic presentation:
Weighted average common shares	66,635	63,355

Denominator for basic calculation	66,635	63,355

Diluted presentation:
Shares used above	66,635	63,355
Weighted average effect of dilutive stock options and warrants	—	5,161

Denominator for diluted calculation	66,635	68,516

Basic earnings (loss) per share	$(0.00)	$0.13

Diluted earnings (loss) per share	$(0.00)	$0.12

     The diluted per share computation for the three months ended March 31, 2005 excludes weighted average outstanding stock options to purchase 0.3 million shares, which were antidilutive.
7. Concentrations (Restated)
     Significant Customer
     For the three months ended March 31, 2006 and 2005, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended March 31,
	2006	2005
	(Restated)	(Restated)
Amount of total revenues	$13,228	$14,032
As a percentage of total revenues	36%	39%
     As of March 31, 2006 and December 31, 2005, we had receivable balances from the customer approximating 35% and 27%, respectively, of total accounts receivable.
     International Data
     For the three months ended March 31, 2006 and 2005, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended March 31,
	2006	2005
	(Restated)	(Restated)
Amount of total revenues	$12,205	$11,294
As a percentage of total revenues	33%	31%
     Long-lived assets are primarily located in the United States. As of March 31, 2006, approximately $6.0 million, or 8.2%, of our total long-lived assets were located at international locations. As of December 31, 2005, approximately $4.9 million, or 5.5%, of our total long-lived assets were located at international locations.
8. Acquisition
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
     The Test Business purchase price of $5.2 million included $4.9 million in cash and approximately $300,000 in legal and other acquisition costs. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Intangible assets	$2,430
Goodwill	3,249

Total assets acquired	5,679
Current liabilities assumed	(477)

Net assets acquired	$5,202

     Of the $2.4 million of acquired intangible assets, $1.0 million was assigned to acquired technology, $1.2 million was assigned to customer contracts and relationships, and approximately $200,000 was assigned to other intangible assets, including a covenant not to compete. These intangible assets were generally valued using the “income” valuation approach and will be amortized using a straight-line method over their expected useful lives ranging from two to seven years. The $3.2 million of goodwill is expected to be deductible for income tax purposes.
9. Share-Based Compensation
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
     The following table summarizes information relating to stock option activity under the above plans for the three months ended March 31, 2006 (in thousands, except per share data and years):

			Weighted Average
			Remaining
		Weighted Average	Contractual	Aggregate
	Number	Exercise Price	Life (in	Intrinsic
	of Options	Per Share	years)	Value
Options Outstanding as of December 31, 2005	10,465	$10.62
Granted	442	12.06
Exercised	(205)	7.15
Forfeited/canceled	(215)	14.99

Options Outstanding as of March 31, 2006	10,487	$10.66	5.28	$43,092

Options Exercisable as of March 31, 2006	5,512	$8.54	4.44	$32,863

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $6.34 and $7.59 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.2 million and $23.2 million, respectively. As of March 31, 2006, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.48 years.
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
     Stock-Based Compensation Expense (Restated)
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
     The following table reflects net income and earnings per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
Net income – as reported for prior period (1)	N/A	$8,330

Stock-based compensation expense related to share-based awards, net of tax (2)	$(3,661)	(1,951)

Net income (loss) – including the effects of stock-based compensation (3)	$(62)	$6,379

Earnings (loss) per share:

Basic – as reported for prior period (1)	N/A	$0.13

Basic – including the effects of stock-based compensation (3)	$(0.00)	$0.10

Diluted – as reported for prior period (1)	N/A	$0.12

Diluted – including the effects of stock-based compensation (3)	$(0.00)	$0.09

(1)	Net income and earnings per share for the three months ended March 31, 2005 did not include stock-based compensation expense for share-based awards under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123. Stock-based compensation expense, excluding tax effects, under SFAS 123R and SFAS 123 for the three months ended March 31, 2006 and 2005 was $4.9 million and $4.2 million, respectively.

(3)	Net income and earnings per share prior to fiscal 2006 represent pro forma information based on SFAS 123.
10. Recent Accounting Pronouncements
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As discussed further in Note 3 of the “Notes to Condensed Consolidated Financial Statements” contained in Item 1 of this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005. Specifically, we have restated our unaudited condensed consolidated financial statements as the result of certain errors that existed in our previously issued financial statements, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. In connection with the Restatement, we have also corrected certain errors that we had previously identified and determined not to be material with respect to our condensed consolidated financial statements for the affected periods and that relate to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts. All referenced amounts in this Form 10-Q/A for the quarters ended March 31, 2006 and 2005 and prior period comparisons reflect the balances and amounts on a restated basis. In this Form 10-Q/A, we have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future and certain prior presentations of our consolidated statement of income in our filings with the Commission.
     This Form 10-Q/A makes only the changes described above and, except for such changes and as otherwise required to reflect the effects of the Restatement, we have not in this Form 10-Q/A modified or updated other disclosures presented in the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update disclosures therein that may have been affected by subsequent events. For information regarding events subsequent to the original filing of the Form 10-Q, this Form 10-Q/A should be read in connection with the Company’s filings with the Commission since the date of the original filing of the Form 10-Q, including without limitation the Company’s Current Reports on Form 8-K and the amendments to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, each of which is being filed with the Commission substantially contemporaneously with the filing of this Form 10-Q/A.
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006, or for any other future period. The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our amended Annual Report on Form 10-K for the year ended December 31, 2005, including the “Risk Factors” section and the restated consolidated financial statements and notes included therein.
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
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12-month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the past three years, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services at the edge of the internet and in enterprise applications, where demand has been consistently increasing. Over the same time period, product shipments for our SONET interface cards have not been significant. Looking forward, we expect demand for our Ethernet interface cards to remain strong and we expect demand for our SONET interface cards to decline or to remain consistent with our historical experience. Our growth over the past three years has also been driven by increasing shipments of our software products, including our IxChariot, IxVoice and IxLoad products. The increase in software shipments is the result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Looking forward, we expect demand for our software products to remain strong.
     Sales to our largest customer accounted for approximately $13.2 million or 35.7% of our total revenues for the three months ended March 31, 2006 and $14.0 million or 38.5% of our total revenues for the three months ended March 31, 2005. In addition, to date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer or customer type may diminish.
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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. For the three months ended March 31, 2006 and 2005, services revenues related to our implied PCS obligations were approximately $2.5 million and $1.8 million, respectively. As of March 31, 2006, reversals of implied PCS deferred revenue have not been significant but are expected to be significant in subsequent periods as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period.
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

     We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which resulted in no compensation expense being recognized for the three months ended March 31, 2005. The balance of gross unearned stock-based compensation to be expensed in the periods 2006 through 2010 related to unvested share-based awards as of March 31, 2006 was approximately $25.1 million. To the extent that we grant additional share-based awards to employees, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will grant additional share-based awards in fiscal 2006 as part of our long-term incentive compensation programs. The impact of these grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the-then current fair values for accounting purposes.
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
     In the near term, we anticipate that our cost of revenues as a percentage of total revenues will increase, excluding the effects of the reversal of certain implied PCS obligations, due to the January 1, 2006 adoption of SFAS 123R and potentially due to lower sales prices on larger transactions as a result of increased competition.
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
RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2006	2005
	(Restated)	(Restated)
Revenues:
Products	82.9%	87.4%
Services	17.1	12.6

Total revenues	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	17.4	15.8
Cost of revenues — amortization of purchased technology	2.9	2.6
Cost of revenues — services	1.6	1.4
Research and development	28.4	20.7
Sales and marketing	39.6	24.7
General and administrative	15.3	9.9
Amortization of intangible assets	1.1	1.0

Total costs and operating expenses	106.3	76.1

Income (loss) from operations	(6.3)	23.9
Interest and other income, net	5.6	2.4

Income (loss) before income taxes	(0.7)	26.3
Income tax expense (benefit)	(0.5)	3.5

Net income (loss)	(0.2)%	22.8%

(1) Stock-based compensation included in:
Cost of revenues — products	0.5%	—
Cost of revenues — services	0.2	—
Research and development	5.0	—
Sales and marketing	5.5	—
General and administrative	2.1	—
Comparison of Three Months Ended March 31, 2006 and 2005
     Revenues. In the first quarter of 2006, total revenues increased 1.6% to $37.1 million from the $36.5 million recorded in the first quarter of 2005. This overall growth relates to the $1.7 million increase in services revenues in the first quarter of 2006 over the same period in 2005 primarily due to the ratable recognition of revenues related to our contractual and implied PCS obligations which directly relates to the sequential increases in shipments of our software products during the preceding periods. In the first quarter of 2006, total revenues from Cisco Systems, our largest account, decreased by $804,000, or 5.7%, to $13.2 million.
     Cost of Revenues. Our total cost of revenues increased 11.9% to $8.1 million in the first quarter of 2006 from $7.2 million during the same period in 2005. As a percentage of total revenues, our total cost of revenues increased to 21.8% in the first quarter of 2006 from 19.8% in the first quarter of 2005 due in part to the adoption of SFAS 123R as of January 1, 2006 which resulted in the recording of stock-based compensation expense of $237,000 in the first quarter of 2006 and due to competitive pressures on certain larger deals. Excluding stock-based compensation expense of $172,000, our cost of product revenues increased 8.6% to $6.3 million in the first quarter of 2006 from $5.8 million in the same period of 2005 primarily due to the increase in inventory and product shipment costs. Amortization of purchased technology increased to $1.1 million in the first quarter of 2006 from $942,000 in the same period of 2005. The increase related to the amortization of intangible assets associated with the July 2005 purchase of Communication Machinery Corporation and the January 2006 purchase of certain product lines from Dilithium Networks. Excluding stock-based compensation expense of $65,000, our cost of services revenues were relatively flat during the first quarter of 2006 when compared to the first quarter of 2005.
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
     Sales and Marketing Expenses. In the first quarter of 2006, sales and marketing expenses increased 62.9% to $14.7 million from the $9.0 million recorded in the first quarter of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $2.0 million recorded during the first quarter of 2006. The increase in sales and marketing expenses in the first quarter of 2006 compared to the first quarter of 2005 was also due to a higher number of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of approximately $2.4 million. Additionally, depreciation expense increased by approximately $320,000 and facility expenses increased by $270,000 in the first quarter of 2006 as compared to the first quarter of 2005.
     General and Administrative Expenses. In the first quarter of 2006, general and administrative expenses increased 56.8% to $5.7 million from the $3.6 million recorded in the first quarter of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $791,000 recorded during the first quarter of 2006. The increase in general and administrative expenses in the first quarter of 2006 compared to the first quarter of 2005 was also due to the continued expansion of our administrative infrastructure to support our growth. Administrative expansion efforts resulted in an increase in salary and benefit costs of over $250,000, higher recruiting costs of approximately $340,000 and an increase facility expenses, including certain internal system support costs, of $416,000 in the first quarter of 2006 as compared to the first quarter of 2005.
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
     Income Tax Expense. Income tax expense decreased to a benefit of $182,000, or an effective rate of 74.6%, for the three months ended March 31, 2006 from $1.3 million, or an effective rate of 13.3%, for the three months ended March 31, 2005. The effective tax rate in the first quarter of 2006 differs from the effective tax rate in the first quarter of 2005 primarily due to the impact of stock-based compensation as recognized pursuant to SFAS 123R, as certain stock-based compensation charges, such as those associated with incentive stock options, may not be tax deductible. The effective tax rate for the first quarter of 2006 was also adversely impacted by lower research and development tax credits, due in part to the expiration of the applicable federal law, and due to a decreased amount of tax benefits related to the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $9.4 million in the first quarter of 2006 and $12.9 million in the first quarter of 2005. Net cash generated from operations in the first quarter of 2006 and 2005 was provided primarily by net income (loss) of $(62,000) and $8.3 million, respectively, adjusted for certain non-cash items. In the first quarter of 2006 and 2005, non-cash items included $3.7 million and $2.3 million, respectively, for depreciation and amortization of fixed and intangible assets. The first quarter of 2006 also included a non-cash stock-based compensation charge of $4.9 million related to the adoption of SFAS 123R effective January 1, 2006. The first quarter of 2005 included a $7.5 million tax benefit relating to certain stock option transactions, which was partially offset by the $6.4 million increase in net deferred tax assets.
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
     Financing activities provided $1.6 million in the first quarter of 2006 and $9.2 million in the first quarter of 2005. In the first quarter of 2006, financing activities primarily consisted of $1.5 million from the proceeds related to the exercise of stock options. Financing activities consisted exclusively of proceeds from the exercise of stock options in the first quarter of 2005.
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
SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in our other filings with the Securities and Exchange Commission (the “Commission”).
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

ITEM 4. CONTROLS AND PROCEDURES
     As discussed in Note 3 of the “Notes to Condensed Consolidated Financial Statements,” contained in Part I, Item 1 of this Form 10-Q/A, we have restated in this Form 10-Q/A our unaudited condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 (the “First Quarter Restatement”). This Item 4 has been updated to reflect the First Quarter Restatement as well as for certain other events and developments subsequent to March 31, 2006, including the Restatement described in the Explanatory Note included in this filing. The Restatement is principally related to the correction of errors in our recognition of revenue for implied post contract customer support (“PCS”) obligations in accordance with Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”).
Evaluation of Disclosure Controls and Procedures (Restated)
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the original filing of the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.
     In our Form 10-Q as originally filed with the Commission, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Subsequently, our CEO and CFO have reevaluated our disclosure controls and procedures as of March 31, 2006 and have determined that, in light of the material weakness discussed below, our disclosure controls and procedures were not effective as of March 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     Notwithstanding the ineffectiveness of our disclosure controls and procedures as of March 31, 2006 and the material weakness in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
Restatement and Impact on Internal Control over Financial Reporting
     In connection with the Restatement, management has concluded, as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and that the Restatement was the result of a material weakness in our internal control over financial reporting that existed as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     In our Amended 2005 Form 10-K, management concluded that as of December 31, 2005, we did not maintain effective controls over the completeness and accuracy of revenue reporting for implied PCS obligations. Specifically, management concluded that we did not maintain effective controls to ensure that (i) we did not provide software upgrades and support to customers after the expiration of the contractual PCS periods and (ii) the circumstances under which our sales and support personnel provided software upgrades and support beyond the contractual periods were adequately identified, communicated to, and reviewed by our finance personnel to ensure the proper recognition of revenue for implied PCS obligations in accordance with generally accepted accounting principles. Management further concluded that this control deficiency resulted in the restatement of our 2005, 2004 and 2003 annual consolidated financial statements, all of our interim condensed consolidated financial statements for 2005 and 2004 as well as the first two interim periods of 2006. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K, we determined that this control deficiency constituted a material weakness in our internal control over financial reporting as of December 31, 2005. We believe that this material weakness continued to exist at March 31, 2006.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during our quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As such, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described above and as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K, continued to exist as of March 31, 2006.
Inherent Limitations on Effectiveness of Controls
     Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
     Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Amended 2005 Form 10-K”) and in certain of our other filings with the Securities and Exchange Commission. There have been no material changes in our risk factors previously disclosed in the Amended 2005 Form 10-K.

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
ITEM 6. Exhibits
10.1	Supplemental Provisions, effective April 14, 2006, to Employee Stock Purchase Plan(1)

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on April 20, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date: February 23, 2007	By:	/s/ Errol Ginsberg

Errol Ginsberg
President and Chief Executive Officer

Date: February 23, 2007	By:	/s/ Thomas B. Miller

Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002