Form 10-Q/A
period 2006-06-30
IXIA
filed 2007-02-23
CIK 1120295

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

EXPLANATORY NOTE
     We have restated our unaudited condensed consolidated financial statements for the quarters ended June 30, 2006 and 2005 in this Amendment No. 1 on Form-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Form 10-Q”), which Form 10-Q was filed with the Securities and Exchange Commission (the “Commission”) on August 4, 2006. Specifically, we have restated our unaudited condensed consolidated financial statements to correct certain errors that existed in our previously issued unaudited condensed consolidated financial statements, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. In connection with the restatement, we have also corrected certain errors that we had previously identified and determined not to be material with respect to our condensed consolidated financial statements for the affected periods and that relate to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts. This restatement is more fully described in Part I herein under Item 1 in our unaudited condensed consolidated financial statements and related notes, including, without limitation, in Note 3 to such condensed consolidated financial statements, and in Part I herein under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In this Form 10-Q/A, we have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future and certain prior presentations of our consolidated statement of income in our filings with the Commission.
     All referenced amounts in this report as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005, reflect balances and amounts on a restated basis. All of our future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the restated information included in this Form 10-Q/A, as applicable.
     This Form 10-Q/A is filed as part of the restatement (the “Restatement”) of our previously issued financial statements for (i) the year ended December 31, 2003, (ii) the year ended December 31, 2004 and each of the quarters and year-to-date periods therein, (iii) the year ended December 31, 2005 and each of the quarters and year-to-date periods therein, and (iv) the quarter ended March 31, 2006 and the quarter ended June 30, 2006 and the year-to-date period therein, as well as the Company’s selected financial data for the years 2001 through 2005 as set forth in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, we are also filing with the Commission substantially contemporaneously herewith (i) an amendment on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005 and (ii) an amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. These additional amended filings with the Commission correct the same types of errors noted above, principally with respect to our accounting for implied PCS obligations in accordance with SOP 97-2. We do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement, and the financial statements and related financial information contained in our other reports for those periods should therefore no longer be relied upon.
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
     This Form 10-Q/A makes only the changes described above and, except for such changes and as otherwise required to reflect the effects of the Restatement, we have not in this Form 10-Q/A modified or updated other disclosures presented in the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update disclosures in the original filing that may have been affected by subsequent events. For information regarding events subsequent to the original filing of the Form 10-Q, this Form 10-Q/A should be read in connection with the Company’s filings with the Commission since the date of the original filing of the Form 10-Q, including without limitation the Company’s Current Reports on Form 8-K and the amendments to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, each of which is being filed with the Commission substantially contemporaneously with the filing of this Form 10-Q/A.

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	December 31,
	2006	2005
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$37,360	$51,837
Short-term investments in marketable securities	160,372	124,456
Accounts receivable, net of allowance for doubtful accounts of $1,001 and $854 as of June 30, 2006 and December 31, 2005, respectively	39,344	31,565
Inventories	9,910	9,846
Deferred income taxes	11,910	8,588
Prepaid expenses and other current assets	3,569	3,519

Total current assets	262,465	229,811

Investments in marketable securities	4,350	25,392
Property and equipment, net	22,533	19,750
Deferred income taxes	11,876	13,018
Goodwill	16,728	13,468
Intangible assets, net	23,564	20,462
Other assets	488	315

Total assets	$342,004	$322,216

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,445	$2,872
Accrued expenses	14,228	12,399
Deferred revenues	21,428	19,233
Income taxes payable	4,240	4,131

Total current liabilities	43,341	38,635

Deferred revenues and other liabilities	20,586	20,101

Total liabilities	63,927	58,736

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 67,080 and 66,580 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	130,592	126,792
Additional paid-in capital	78,015	68,098
Retained earnings	69,470	68,590

Total shareholders’ equity	278,077	263,480

Total liabilities and shareholders’ equity	$342,004	$322,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:
Products	$33,909	$33,947	$64,643	$65,810
Services	6,561	5,007	12,894	9,614

Total revenues	40,470	38,954	77,537	75,424

Costs and operating expenses:(1)
Cost of revenues — products	7,640	6,270	14,089	12,049
Cost of revenues — amortization of purchased technology	1,137	943	2,193	1,885
Cost of revenues — services	508	568	1,094	1,079
Research and development	11,063	7,974	21,623	15,520
Sales and marketing	15,138	9,461	29,846	18,491
General and administrative	5,149	3,914	10,803	7,519
Amortization of intangible assets	424	286	823	628

Total costs and operating expenses	41,059	29,416	80,471	57,171

Income (loss) from operations	(589)	9,538	(2,934)	18,253
Interest and other, net	2,209	1,229	4,310	2,125

Income before income taxes	1,620	10,767	1,376	20,378
Income tax expense	678	2,236	496	3,517

Net income	$942	$8,531	$880	$16,861

Earnings per share:
Basic	$0.01	$0.13	$0.01	$0.26
Diluted	$0.01	$0.12	$0.01	$0.24

Weighted average number of common and common equivalent shares outstanding:
Basic	66,955	64,862	66,796	64,112
Diluted	68,802	69,391	68,887	68,944

(1) Stock-based compensation included in:
Cost of revenues — products	$136	$—	$308	$—
Cost of revenues — services	52	—	117	—
Research and development	1,593	—	3,435	—
Sales and marketing	1,996	—	4,028	—
General and administrative	686	—	1,477	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$880	$16,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,673	2,395
Amortization of intangible assets	3,017	2,513
Allowance for doubtful accounts	147	(62)
Stock-based compensation	9,365	—
Deferred income taxes	(2,180)	(10,982)
Tax benefit from stock option transactions	552	13,521
Excess tax benefits from stock-based compensation	(212)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,926)	(5,194)
Inventories	(64)	(595)
Prepaid expenses and other current assets	(50)	672
Other assets	(173)	305
Accounts payable	573	214
Accrued expenses	523	1,002
Deferred revenues	1,952	6,227
Income taxes payable	109	1,041

Net cash provided by operating activities	11,186	27,918

Cash flows from investing activities:
Purchases of property and equipment	(7,456)	(5,512)
Purchases of available-for-sale securities	(62,000)	(86,251)
Proceeds from available-for-sale securities	43,100	42,376
Purchases of held-to-maturity securities	(7,978)	(13,666)
Proceeds from held-to-maturity securities	12,004	15,204
Purchases of technology and other intangible assets	(71)	(62)
Payments in connection with acquisitions	(7,274)	(4,356)

Net cash used in investing activities	(29,675)	(52,267)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,800	20,787
Excess tax benefits from stock-based compensation	212	—

Net cash provided by financing activities	4,012	20,787

Net decrease in cash and cash equivalents	(14,477)	(3,562)
Cash and cash equivalents at beginning of period	51,837	16,383

Cash and cash equivalents at end of period	$37,360	$12,821

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
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our amended Annual Report on Form 10-K/A for the year ended December 31, 2005.
     Certain reclassifications have been made to prior period financial statements to conform to the current presentation.
     We determined in connection with the preparation of our financial statements for the year ended December 31, 2005 that certain marketable securities were incorrectly classified as short-term investments in marketable securities rather than cash and cash equivalents in the June 30, 2005 balance sheet. Accordingly, as of June 30, 2005, we have revised the presentation of certain marketable securities with remaining maturities of three months or less to properly reflect such investments as cash equivalents rather than short-term investments in marketable securities. This resulted in an adjustment of approximately $2.0 million on the June 30, 2005 balance sheet from short-term investments in marketable securities to cash and cash equivalents. As a result, such short-term investments in marketable securities were adjusted from investing activities in the statement of cash flows for the six month period ended June 30, 2005 to reflect such securities as cash and cash equivalents rather than gross purchases and proceeds of marketable securities, the net impact of which reduced net cash used in investing activities by $2.0 million. These revisions had no impact on our results of operations or changes in equity for the six months ended June 30, 2005.
     We have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to prior and future filings.
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
     We have corrected the above-described errors through a restatement of the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005. We have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future and certain prior presentations of our consolidated statement of income in our filings with the Commission.
     Revenue Recognition for Implied PCS
     We have determined that because of our past business practice of providing some of our customers with unspecified software upgrades for products for which the initial or extended contractual PCS periods had expired, we created implied PCS obligations for these software products that extended beyond the contractual PCS period. We further determined that the implied PCS obligations should have resulted in an additional deferral and re-allocation of a portion of the product revenues previously recognized at the time of product sale to deferred PCS revenues that should be recognized ratably into revenues over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation will be reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. For the three months ended June 30, 2006 and 2005, approximately $3.1 million and $627,000, respectively, of deferred revenue relating to implied PCS was reversed and recognized as revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. For the six months ended June 30, 2006 and 2005, the reversal of implied PCS deferred revenue approximated $3.3 million and $1.0 million, respectively. Reversals of implied PCS deferred revenue are expected to be significant through the end of 2006 as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period.
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
     Summary of Restatement Adjustments
     The following schedules reconcile the amounts as originally reported in our consolidated balance sheets as of June 30, 2006 and December 31, 2005 and the consolidated statements of income and cash flows for the three and six months ended June 30, 2006 and 2005 to the corresponding restated amounts in each of these consolidated financial statements (in thousands, except per share data):

	As of June 30, 2006
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Balance Sheet:
Assets
Current assets:
Cash and cash equivalents	$37,360	$—		$37,360
Short-term investments in marketable securities	160,372	—		160,372
Accounts receivable, net	39,344	—		39,344
Inventories	9,910	—		9,910
Deferred income taxes	6,322	5,588	(1)	11,910
Prepaid expenses and other current assets	3,569	—		3,569

Total current assets	256,877	5,588		262,465

Investments in marketable securities	4,350	—		4,350
Property and equipment, net	22,533	—		22,533
Deferred income taxes	4,302	7,574	(1)	11,876
Goodwill	16,728	—		16,728
Intangible assets, net	23,564	—		23,564
Other assets	488	—		488

Total assets	$328,842	$13,162		$342,004

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,445	$—		$3,445
Accrued expenses	14,228	—		14,228
Deferred revenues	9,216	12,212	(2)	21,428
Income taxes payable	4,240	—		4,240

Total current liabilities	31,129	12,212		43,341

Deferred revenues and other liabilities	1,115	19,471	(2)	20,586

Total liabilities	32,244	31,683		63,927

Total shareholders’ equity	296,598	(18,521	)(3)	278,077

Total liabilities and shareholders’ equity	$328,842	$13,162		$342,004

(1)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (2).

(2)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above.

(3)	To reflect the cumulative effects on shareholders’ equity of the adjustments detailed in Items (1) and (2).

	As of December 31, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Balance Sheet:
Assets
Current assets:
Cash and cash equivalents	$51,837	$—		$51,837
Short-term investments in marketable securities	124,456	—		124,456
Accounts receivable, net	31,565	—		31,565
Inventories	9,846	—		9,846
Deferred income taxes	4,401	4,187	(1)(2)	8,588
Prepaid expenses and other current assets	3,519	—		3,519

Total current assets	225,624	4,187		229,811

Investments in marketable securities	25,392	—		25,392
Property and equipment, net	19,750	—		19,750
Deferred income taxes	10,004	3,014	(1)(2)	13,018
Goodwill	13,468	—		13,468
Intangible assets, net	20,462	—		20,462
Other assets	315	—		315

Total assets	$315,015	$7,201		$322,216

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,872	$—		$2,872
Accrued expenses	12,399	—		12,399
Deferred revenues	8,338	10,895	(3)	19,233
Income taxes payable	4,131	—		4,131

Total current liabilities	27,740	10,895		38,635

Deferred revenues	528	19,573	(3)	20,101
Deferred income taxes	4,651	(4,651	)(2)	—

Total liabilities	32,919	25,817		58,736

Total shareholders’ equity	282,096	(18,616	)(4)	263,480

Total liabilities and shareholders’ equity	$315,015	$7,201		$322,216

(1)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (3).

(2)	To reflect the combination of certain deferred tax assets and deferred tax liabilities that were previously reported separately on a gross basis.

(3)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above.

(4)	To reflect the cumulative effects on shareholders’ equity of the adjustments detailed in Items (1) and (3).

	For the Three Months Ended June 30, 2006
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$39,900	$(5,991	)(A)	$33,909
Services	—	6,561	(A)	6,561

Total revenues	39,900	570		40,470

Costs and operating expenses:
Cost of revenues — products	8,112	(472	)(B)	7,640
Cost of revenues — amortization of purchased technology	1,137	—		1,137
Cost of revenues — services	—	508	(B)	508
Research and development	11,063	—		11,063
Sales and marketing	15,174	(36	)(B)	15,138
General and administrative	5,149	—		5,149
Amortization of intangible assets	424	—		424

Total costs and operating expenses	41,059	—		41,059

Income (loss) from operations	(1,159)	570		(589)
Interest and other income, net	2,209	—		2,209

Income before income taxes	1,050	570		1,620
Income tax expense	754	(76	)(C)	678

Net income	$296	$646		$942

Earnings per share:
Basic	$0.00	$0.01	(D)	$0.01
Diluted	$0.00	$0.01	(D)	$0.01

Weighted average number of common and common equivalent shares outstanding:
Basic	66,955	—		66,955
Diluted	68,802	—		68,802
(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $4.0 million of services revenues that were previously reported within the $39.9 million revenue amount by reducing product revenues by $4.0 million and increasing services revenues by $4.0 million.

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).

	For the Three Months Ended June 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$41,326	$(7,379	)(A)	$33,947
Services	—	5,007	(A)	5,007

Total revenues	41,326	(2,372)		38,954

Costs and operating expenses:
Cost of revenues — products	6,349	(79	) (B)	6,270
Cost of revenues — amortization of purchased technology	943	—		943
Cost of revenues — services	—	568	(B)	568
Research and development	7,974	—		7,974
Sales and marketing	9,950	(489	)(B)	9,461
General and administrative	3,914	—		3,914
Amortization of intangible assets	286	—		286

Total costs and operating expenses	29,416	—		29,416

Income from operations	11,910	(2,372)		9,538
Interest and other income, net	1,229	—		1,229

Income before income taxes	13,139	(2,372)		10,767
Income tax expense	3,373	(1,137	)(C)	2,236

Net income	$9,766	$(1,235)		$8,531

Earnings per share:
Basic	$0.15	$(0.02	)(D)	$0.13
Diluted	$0.14	$(0.02	)(D)	$0.12

Weighted average number of common and common equivalent shares outstanding:
Basic	64,862	—		64,862
Diluted	69,391	—		69,391
(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $3.0 million of services revenues that were previously reported within the $41.3 million revenue amount by reducing product revenues by $3.0 million and increasing services revenues by $3.0 million.

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).

	For the Six Months Ended June 30, 2006
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$78,752	$(14,109	)(A)	$64,643
Services	—	12,894	(A)	12,894

Total revenues	78,752	(1,215)		77,537

Costs and operating expenses:
Cost of revenues — products	15,111	(1,022	)(B)	14,089
Cost of revenues — amortization of purchased technology	2,193	—		2,193
Cost of revenues — services	—	1,094	(B)	1,094
Research and development	21,623	—		21,623
Sales and marketing	29,918	(72	)(B)	29,846
General and administrative	10,803	—		10,803
Amortization of intangible assets	823	—		823

Total costs and operating expenses	80,471	—		80,471

Income (loss) from operations	(1,719)	(1,215)		(2,934)
Interest and other income, net	4,310	—		4,310

Income before income taxes	2,591	(1,215)		1,376
Income tax expense	1,806	(1,310	)(C)	496

Net income	$785	$95		$880

Earnings per share:
Basic	$0.01	$0.00	(D)	$0.01
Diluted	$0.01	$0.00	(D)	$0.01

Weighted average number of common and common equivalent shares outstanding:
Basic	66,796	—		66,796
Diluted	68,887	—		68,887
(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $7.8 million of services revenues that were previously reported within the $78.8 million revenue amount by reducing product revenues by $7.8 million and increasing services revenues by $7.8 million.

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).

	For the Six Months Ended June 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$79,740	$(13,930	)(A)	$65,810
Services	—	9,614	(A)	9,614

Total revenues	79,740	(4,316)		75,424

Costs and operating expenses:
Cost of revenues — products	12,194	(145	) (B)	12,049
Cost of revenues — amortization of purchased technology	1,885	—		1,885
Cost of revenues — services	—	1,079	(B)	1,079
Research and development	15,520	—		15,520
Sales and marketing	19,425	(934	)(B)	18,491
General and administrative	7,519	—		7,519
Amortization of intangible assets	628	—		628

Total costs and operating expenses	57,171	—		57,171

Income from operations	22,569	(4,316)		18,253
Interest and other income, net	2,125	—		2,125

Income before income taxes	24,694	(4,316)		20,378
Income tax expense	5,599	(2,082	)(C)	3,517

Net income	$19,095	$(2,234)		$16,861

Earnings per share:
Basic	$0.30	$(0.04	)(D)	$0.26
Diluted	$0.28	$(0.04	)(D)	$0.24

Weighted average number of common and common equivalent shares outstanding:
Basic	64,112	—		64,112
Diluted	68,944	—		68,944
(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $5.8 million of services revenues that were previously reported within the $79.7 million revenue amount by reducing product revenues by $5.8 million and increasing services revenues by $5.8 million.

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).

     The restatement adjustments described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows. For the six months ended June 30, 2006, we have also corrected our consolidated statement of cash flows to properly reflect excess tax benefits from stock-based compensation, resulting in a decrease of $340,000 to net cash provided by financing activities and a corresponding net increase to net cash provided by operating activities.
     The effects of the restatement adjustments and the reclassification described above on the categories within the consolidated statement of cash flows for the six months ended June 30, 2006 and 2005 are as follows (in thousands):

	As Previously	Restatement
Increase (Decrease):	Reported	Adjustments	Restated
Six Months Ended June 30, 2006
Cash flows from operating activities:
Net income	$785	$95	$880
Tax benefit from stock option transactions	—	552	552
Excess tax benefits from stock-based compensation	—	(212)	(212)
Changes in deferred income taxes	(870)	(1,310)	(2,180)
Changes in deferred revenues	737	1,215	1,952
Net cash provided by operating activities	10,846	340	11,186

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	552	(340)	212
Net cash provided by financing activities	4,352	(340)	4,012

Six Months Ended June 30, 2005
Cash flows from operating activities:
Net income	19,095	(2,234)	16,861
Changes in deferred income taxes	(8,900)	(2,082)	(10,982)
Changes in deferred revenues	1,911	4,316	6,227
Net cash provided by operating activities	27,918	—	27,918
4.	Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$2,500	$3,574
Work in process	5,880	3,426
Finished goods	1,530	2,846

	$9,910	$9,846

5.	Stock-Based Compensation
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

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator:
Net income	$942	$8,531	$880	$16,861

Denominator:
Basic presentation:
Weighted average common shares	66,955	64,862	66,796	64,112

Denominator for basic calculation	66,955	64,862	66,796	64,112

Diluted presentation:
Shares used above	66,955	64,862	66,796	64,112
Weighted average effect of dilutive stock options and warrants	1,847	4,529	2,091	4,832

Denominator for diluted calculation	68,802	69,391	68,887	68,944

Basic earnings per share	$0.01	$0.13	$0.01	$0.26

Diluted earnings per share	$0.01	$0.12	$0.01	$0.24

     The diluted per share computations for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005 exclude weighted average outstanding stock options to purchase 6.3 million, 0.4 million, 6.0 million and 0.4 million shares, respectively, which were antidilutive.
7. Concentrations (Restated)
     Significant Customer
     For the three and six months ended June 30, 2006 and 2005, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Amount of total revenues	$9,994	$15,654	$23,222	$29,686
As a percentage of total revenues	25%	40%	30%	39%
     As of June 30, 2006 and December 31, 2005, we had receivable balances from the customer approximating 31% and 27%, respectively, of total accounts receivable.
     International Data
     For the three and six months ended June 30, 2006 and 2005, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Amount of total revenues	$13,364	$9,625	$25,570	$20,919
As a percentage of total revenues	33%	25%	33%	28%

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
     In June 2006, we completed the acquisition of certain technology from Bell Canada (“Test Tools”). Included with the acquired Test Tools are certain intellectual property rights and pending patents, and we also entered into a services agreement with Bell Canada for the use of certain Bell Canada employees to assist us with market development activities related to the Test Tools. The purchase price for the Test Tools asset acquisition was $3.6 million, of which $2.1 million in cash was paid in the second quarter of 2006. We accounted for the Test Tools acquisition under the purchase method of accounting and allocated the purchase price to the net tangible and intangible assets acquired based on their estimated fair values.
9. Share-Based Compensation
     Stock Option Plans
     Our Amended and Restated 1997 Equity and Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our qualified employees and consultants. The share-based awards may include incentive stock options, nonqualified stock options restricted stock units or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our common stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. As of June 30, 2006, we have reserved 28.5 million shares of our common stock for issuance under the 1997 Plan, 4.6 million shares of which were available for future grant as of such date.
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
     The following table summarizes stock option activity for the six months ended June 30, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2005	10,465	$10.62
Granted	759	11.85
Exercised	(302)	6.73
Forfeited/canceled	(595)	13.51

Outstanding as of June 30, 2006	10,327	$10.65	5.06	$13,467

Exercisable as of June 30, 2006	5,905	$8.82	4.22	$12,265

     The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $6.13 and $8.18 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.7 million and $39.1 million, respectively. As of June 30, 2006, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.42 years.
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
     The following table reflects net income and earnings per share for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Net income — as reported for prior period (1)	N/A	$8,531	N/A	$16,861

Stock-based compensation expense related to share-based awards, net of tax (2)	$(3,407)	(760)	$(7,322)	(2,711)

Net income — including the effects of stock-based compensation (3)	$942	$7,771	$880	$14,150

Earnings per share:

Basic — as reported for prior period (1)	N/A	$0.13	N/A	$0.26

Basic — including the effects of stock-based compensation (3)	$0.01	$0.12	$0.01	$0.22

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Diluted — as reported for prior period (1)	N/A	$0.12	N/A	$0.24

Diluted — including the effects of stock-based compensation (3)	$0.01	$0.11	$0.01	$0.21

(1)	Net income and earnings per share for the three and six months ended June 30, 2005 did not include stock-based compensation expense for share-based awards under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123. Stock-based compensation expense, excluding tax effects, under SFAS 123R and SFAS 123 for the three months ended June 30, 2006 and 2005 was $4.5 million and $3.4 million, respectively. Stock-based compensation expense, excluding tax effects, under SFAS 123R and SFAS 123 for the six months ended June 30, 2006 and 2005 was $9.4 million and $7.6 million, respectively.

(3)	Net income and earnings per share prior to fiscal 2006 represent pro forma information based on SFAS 123.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As discussed further in Note 3 of the “Notes to Condensed Consolidated Financial Statements” contained in Item 1 of this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the quarters ended June 30, 2006 and 2005. Specifically, we have restated our unaudited condensed consolidated financial statements as the result of certain errors that existed in our previously issued financial statements, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. In connection with the Restatement, we have also corrected certain errors that we had previously identified and determined not to be material with respect to our condensed consolidated financial statements for the affected periods and that relate to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts. All referenced amounts in this Form 10-Q/A for the quarters ended June 30, 2006 and 2005 and prior period comparisons reflect the balances and amounts on a restated basis. In this Form 10-Q/A, we have also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future and certain prior presentations of our consolidated statement of income in our filings with the Commission.
     This Form 10-Q/A makes only the changes described above and, except for such changes and as otherwise required to reflect the effects of the Restatement, we have not in this Form 10-Q/A modified or updated other disclosures presented in the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update disclosures therein that may have been affected by subsequent events. For information regarding events subsequent to the original filing of the Form 10-Q, this Form 10-Q/A should be read in connection with the Company’s filings with the Commission since the date of the original filing of the Form 10-Q, including without limitation the Company’s Current Reports on Form 8-K and the amendments to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, each of which is being filed with the Commission substantially contemporaneously with the filing of this Form 10-Q/A.
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
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12 month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the past three years, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services at the edge of the internet and in enterprise applications, where demand has been consistently increasing. Over the same time period, product shipments for our SONET interface cards have not been significant. Looking forward, we expect demand for our Ethernet interface cards to remain strong and we expect demand for our SONET interface cards to decline or to remain consistent with our historical experience. Our growth over the past three years has also been driven by increasing shipments of our software products. The increase in software shipments is the result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Looking forward, we expect demand for our software products to remain strong.
     Sales to our largest customer accounted for approximately $10.0 million or 24.7% and $23.2 million or 30.0% of our total revenues for the three and six months ended June 30, 2006, respectively, and $15.7 million or 40.2% and $29.7 million or 39.4% of our total revenues for the three and six months ended June 30, 2005. In addition, to date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer or customer type may diminish.
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
     In cases where VSOE only exists for the undelivered elements such as PCS, we apply the residual method to recognize revenue. Under the residual method, the total arrangement fee is allocated first to the undelivered elements, typically the initial or extended PCS, based on their VSOE, and the residual portion of the fee is allocated to the delivered elements, typically our hardware and software products, and recognized as revenue assuming all other revenue recognition criteria as described above have been met.

     If VSOE cannot be determined for all undelivered elements of an arrangement, we defer revenue until the earlier of (i) the delivery of all elements or (ii) the establishment of VSOE for all undelivered elements, provided that if the only undelivered element is PCS or a service, the total fee of the arrangement is recognized as revenue over the PCS or service term.
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12 month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue as described above. For the three months ended June 30, 2006 and 2005, services revenues related to our implied PCS obligations were approximately $2.6 million and $2.0 million, respectively. For the six months ended June 30, 2006 and 2005, services revenues related to our implied PCS obligations approximated $5.1 million and $3.8 million, respectively. For the three months ended June 30, 2006 and 2005, approximately $3.1 million and $627,000, respectively, of deferred revenue relating to implied PCS was reversed and recognized as revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. For the six months ended June 30, 2006 and 2005, the reversal of implied PCS deferred revenue approximated $3.3 million and $1.0 million, respectively. Reversals of implied PCS deferred revenue are expected to be significant through the end of 2006 as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period.
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
     We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which resulted in no compensation expense being recognized for the three and six months ended June 30, 2005. The balance of gross unearned stock-based compensation to be expensed in the periods 2006 through 2010 related to unvested share-based awards as of June 30, 2006 was approximately $24.1 million. To the extent that we grant additional share-based awards to employees, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will grant additional share-based awards in fiscal 2006 as part of our long-term incentive compensation programs. The impact of these grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values for accounting purposes.
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

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Products	83.8%	87.1%	83.4%	87.3%
Services	16.2	12.9	16.6	12.7

Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	18.9	16.1	18.2	16.0
Cost of revenues — amortization of purchased technology	2.8	2.4	2.8	2.5
Cost of revenues — services	1.3	1.5	1.4	1.4
Research and development	27.3	20.5	27.9	20.6
Sales and marketing	37.4	24.3	38.5	24.5
General and administrative	12.7	10.0	13.9	10.0
Amortization of intangible assets	1.1	0.7	1.1	0.8

Total costs and operating expenses	101.5	75.5	103.8	75.8

Income (loss) from operations	(1.5)	24.5	(3.8)	24.2
Interest and other, net	5.5	3.1	5.5	2.8

Income before income taxes	4.0	27.6	1.7	27.0
Income tax expense	1.7	5.7	0.6	4.7

Net income	2.3%	21.9%	1.1%	22.3%

(1) Stock-based compensation included in:
Cost of revenues — products	0.3%	—	0.4%	—
Cost of revenues — services	0.1	—	0.2	—
Research and development	3.9	—	4.4	—
Sales and marketing	4.9	—	5.2	—
General and administrative	1.7	—	1.9	—
Comparison of Three and Six Months Ended June 30, 2006 and 2005
     Revenues. In the second quarter of 2006, total revenues increased 3.9% to $40.5 million from the $39.0 million recorded in the second quarter of 2005. This overall growth primarily relates to the $1.6 million increase in services revenues in the second quarter of 2006 over the same period in 2005 primarily due to the ratable recognition of revenues related to our contractual and implied PCS obligations which directly relates to the sequential increases in shipments of our software products during the preceding periods. In the first six months of 2006, total revenues increased 2.8% to $77.5 million from the $75.4 million recorded in the same period of 2005. This overall growth primarily relates to the $3.3 million increase in services revenues in the first six months of 2006 over the same period in 2005 primarily due to the ratable recognition of revenues related to our contractual and implied PCS obligations which directly relates to the significant sequential increases in shipments of our software products during the preceding periods. Revenues from Cisco, our largest account, were $10.0 million, representing 24.7% of our total revenues for the second quarter of 2006, and were $15.7 million or 40.2% of our total revenues for the second quarter of 2005. Revenues from Cisco were $23.2 million, representing 30.0% of our total revenues for the first six months of 2006, and were $29.7 million or 39.4% of our total revenues for the first six months of 2005.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 22.9% in the second quarter of 2006 from 20.0% in the second quarter of 2005. For the six months ended June 30, 2006 and 2005, total cost of revenues as a percentage of total revenues was 22.4% and 19.9%, respectively. These increases in the total cost of revenues percentages for the second quarter and for the first six months of 2006 over the same periods in 2005 were due in part to competitive pricing pressures on certain larger deals during the 2006 periods and the impact of stock-based compensation expense of $188,000 and $425,000, respectively, recognized during the 2006 periods as a result of the adoption of SFAS 123R effective January 1, 2006. In the second quarter and first six months of 2006, our total cost of revenues increased 19.3% to $9.3 million and 15.7% to $17.4 million, respectively, from the $7.8 million and $15.0 million recorded during the same periods in 2005. Our cost of product revenues for the three and six months ended June 30, 2006, excluding stock-based compensation expense of $136,000 and $308,000 for the respective time periods, increased 19.7% to $7.5 million and 14.4% to $13.8 million, respectively, from the $6.3 million and $12.0 million in the same periods of 2005. These increases were primarily due to the increase in inventory and product shipment costs. For the three and six months ended June 30, 2006, amortization of purchased technology increased to $1.1 million and $2.2 million, respectively, from the $943,000 and $1.9 million in same periods of 2005. These increases related primarily to the amortization of intangible assets associated with the July 2005 purchase of Communication Machinery Corporation and the January 2006 purchase of certain product lines from Dilithium Networks. In the second quarter of 2006, our cost of services revenues decreased to $508,000 from the $568,000 recorded in the same period of 2005. For the six months ended June 30, 2006 and 2005, our cost of services revenues remained consistent at $1.1 million for each such period.
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
     Sales and Marketing Expenses. In the second quarter of 2006, sales and marketing expenses increased 60.0% to $15.1 million from the $9.5 million recorded in the second quarter of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $2.0 million recorded during the second quarter of 2006. The increase in sales and marketing expenses in the second quarter of 2006 compared to the second quarter of 2005 was also due to a higher number of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of $2.5 million. Additionally, depreciation expense increased by approximately $360,000 and facility expenses increased by $270,000 in the second quarter of 2006 as compared to the second quarter of 2005. In the first six months of 2006, sales and marketing expenses increased 61.4% to $29.8 million from the $18.5 million recorded in the first six months of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $4.0 million recorded during the first six months of 2006. The increase in sales and marketing expenses in the first six months of 2006 compared to the first six months of 2005 was also due to a higher number of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of $4.8 million. Additionally, depreciation expense increased by approximately $680,000 and facility expenses increased by $540,000 in the first six months of 2006 as compared to the first six months of 2005.
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
     Income Tax Expense. Income tax expense decreased to $678,000, or an effective rate of 41.9%, for the second quarter of 2006 from $2.2 million, or an effective rate of 20.8%, for the second quarter of 2005. Income tax expense decreased to $496,000, or an effective rate of 36.0%, for the first six months of 2006 from $3.5 million, or an effective rate of 17.3%, for the first six months of 2005. The effective tax rates in the second quarter and first six months of 2006 differ from the effective tax rates in the second quarter and first six months of 2005 primarily due to the impact of stock-based compensation as recognized pursuant to SFAS 123R, as certain stock-based compensation charges, such as those associated with incentive stock options, may not be tax deductible. The effective tax rates for the second quarter and first six months of 2006 were also adversely impacted by lower research and development tax credits, due in part to the expiration of the applicable federal law, and due to a decreased amount of tax benefits related to the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $11.2 million in the first six months of 2006 and $27.9 million in the first six months of 2005. Net cash generated from operations in the first six months of 2006 and 2005 was provided by net income of $880,000 and $16.9 million, respectively, adjusted for non-cash items and changes in working capital. In the first six months of 2006 and 2005, non-cash items included $7.7 million and $4.9 million, respectively, for depreciation and amortization of fixed and intangible assets. The first six months of 2006 also included non-cash stock-based compensation charges of $9.4 million related to the adoption of SFAS 123R effective January 1, 2006. The first six months of 2005 included a $13.5 million tax benefit related to certain stock option transactions, which was partially offset by the $11.0 million increase in net deferred tax assets. In the first six months of 2006 and 2005, changes in working capital included (i) a $7.9 million and $5.2 million reduction, respectively, for increases in accounts receivable due in part to the timing of shipments to customers and (ii) a $2.0 million and $6.2 million increase, respectively, in deferred revenue related to additional deferrals of revenue for implied and contractual PCS obligations.

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
     Financing activities provided $4.0 million in the first six months of 2006 and $20.8 million in the first six months of 2005. In the first six months of 2006, financing activities consisted of $3.8 million from the proceeds related to the exercise of stock options and stock purchases through the employee stock purchase plan, and $212,000 from the excess tax benefits from stock-based compensation pursuant to the guidance of SFAS 123R, which was adopted January 1, 2006. Financing activities consisted exclusively of proceeds from the exercise of stock options and stock purchases through the employee stock purchase plan during the first six months of 2005.
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
ITEM 4. CONTROLS AND PROCEDURES
     As discussed in Note 3 of the “Notes to Condensed Consolidated Financial Statements,” contained in Part I, Item 1 of this Form 10-Q/A, we have restated in this Form 10-Q/A our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005 (the “Second Quarter Restatement”). This Item 4 has been updated to reflect the Second Quarter Restatement as well as for certain other events and developments subsequent to June 30, 2006, including the Restatement described in the Explanatory Note included in this filing. The Restatement is principally related to the correction of errors in our recognition of revenue for implied post contract customer support (“PCS”) obligations in accordance with Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”).
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
     In our Form 10-Q as originally filed with the Commission, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Subsequently, our CEO and CFO have reevaluated our disclosure controls and procedures as of June 30, 2006 and have determined that, in light of the material weakness discussed below, our disclosure controls and procedures were not effective as of June 30,

2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     Notwithstanding the ineffectiveness of our disclosure controls and procedures as of June 30, 2006 and the material weakness in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
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
     In our Amended 2005 Form 10-K, management concluded that as of December 31, 2005, we did not maintain effective controls over the completeness and accuracy of revenue reporting for implied PCS obligations. Specifically, management concluded that we did not maintain effective controls to ensure that (i) we did not provide software upgrades and support to customers after the expiration of the contractual PCS periods and (ii) the circumstances under which our sales and support personnel provided software upgrades and support beyond the contractual periods were adequately identified, communicated to, and reviewed by our finance personnel to ensure the proper recognition of revenue for implied PCS obligations in accordance with generally accepted accounting principles. Management further concluded that this control deficiency resulted in the restatement of our 2005, 2004 and 2003 annual consolidated financial statements, all of our interim condensed consolidated financial statements for 2005 and 2004 as well as the first two interim periods of 2006. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K, we determined that this control deficiency constituted a material weakness in our internal control over financial reporting as of December 31, 2005. We believe that this material weakness continued to exist at June 30, 2006.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during our quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As such, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described above and as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K, continued to exist as of June 30, 2006.
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
(c) At the Annual Meeting, with 62,345,326 votes cast in favor and 937,439 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006. There were 1,805 abstentions with respect to this matter.
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