Form 10-Q
period 2006-09-30
IXIA
filed 2007-02-23
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	67,350,595
(Class of Common Stock)	(Outstanding at February 1, 2007)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$70,189	$51,837
Short-term investments in marketable securities	137,184	124,456
Accounts receivable, net of allowance for doubtful accounts of $1,076 and $854 as of September 30, 2006 and December 31, 2005, respectively	37,978	31,565
Inventories	10,564	9,846
Deferred income taxes	10,352	8,588
Prepaid expenses and other current assets	3,347	3,519

Total current assets	269,614	229,811

Investments in marketable securities	4,352	25,392
Property and equipment, net	22,431	19,750
Deferred income taxes	6,807	13,018
Goodwill	16,728	13,468
Intangible assets, net	21,894	20,462
Other assets	479	315

Total assets	$342,305	$322,216

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,773	$2,872
Accrued expenses	15,242	12,399
Deferred revenues	18,009	19,233
Income taxes payable	3,995	4,131

Total current liabilities	40,019	38,635

Deferred revenues and other liabilities	10,801	20,101

Total liabilities	50,820	58,736

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 67,186 and 66,580 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	131,194	126,792
Additional paid-in capital	82,721	68,098
Retained earnings	77,570	68,590

Total shareholders’ equity	291,485	263,480

Total liabilities and shareholders’ equity	$342,305	$322,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Products	$49,696	$34,491	$114,339	$100,301
Services	5,532	5,401	18,426	15,015

Total revenues	55,228	39,892	132,765	115,316

Costs and operating expenses: (1)
Cost of revenues — products	7,694	6,635	21,783	18,683
Cost of revenues — amortization of purchased technology	1,256	991	3,449	2,876
Cost of revenues — services	629	561	1,723	1,640
Research and development	11,097	7,994	32,720	23,514
Sales and marketing	15,317	9,753	45,163	28,245
General and administrative	5,824	4,421	16,627	11,940
Amortization of intangible assets	464	316	1,287	944

Total costs and operating expenses	42,281	30,671	122,752	87,842

Income from operations	12,947	9,221	10,013	27,474
Interest and other, net	2,431	1,361	6,741	3,486

Income before income taxes	15,378	10,582	16,754	30,960
Income tax expense	7,278	2,602	7,774	6,119

Net income	$8,100	$7,980	$8,980	$24,841

Earnings per share:
Basic	$0.12	$0.12	$0.13	$0.38
Diluted	$0.12	$0.11	$0.13	$0.36

Weighted average number of common and common equivalent shares outstanding:
Basic	67,129	66,015	66,907	64,753
Diluted	68,636	69,923	68,804	69,281

(1)	Stock-based compensation included in:

Cost of revenues — products	$144	$—	$452	$—
Cost of revenues — services	55	—	172	—
Research and development	1,695	—	5,130	—
Sales and marketing	2,126	—	6,154	—
General and administrative	869	—	2,346	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net income	$8,980	$24,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,238	3,976
Amortization of intangible assets	4,737	3,820
Allowance for doubtful accounts	222	(6)
Stock-based compensation	14,254	—
Deferred income taxes	4,447	(9,683)
Tax benefit from stock option transactions	369	15,102
Excess tax benefits from stock-based compensation	(253)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,634)	(11,468)
Inventories	(718)	(1,188)
Prepaid expenses and other current assets	172	1,616
Other assets	(164)	322
Accounts payable	(99)	1,107
Accrued expenses	1,537	2,836
Deferred revenues	(11,253)	7,559
Income taxes payable	(136)	529

Net cash provided by operating activities	22,699	39,363

Cash flows from investing activities:
Purchases of property and equipment	(9,919)	(9,214)
Purchases of available-for-sale securities	(100,400)	(119,611)
Proceeds from available-for-sale securities	90,725	92,976
Purchases of held-to-maturity securities	(7,978)	(18,679)
Proceeds from held-to-maturity securities	25,965	27,203
Purchases of technology and other intangible assets	(121)	(126)
Payments in connection with acquisitions	(7,274)	(8,536)

Net cash used in investing activities	(9,002)	(35,987)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,402	23,667
Excess tax benefits from stock-based compensation	253	—

Net cash provided by financing activities	4,655	23,667

Net increase in cash and cash equivalents	18,352	27,043
Cash and cash equivalents at beginning of period	51,837	16,383

Cash and cash equivalents at end of period	$70,189	$43,426

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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments except for restatement adjustments discussed in Note 3) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2006 or any other future period.
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
     We determined in connection with the preparation of our financial statements for the year ended December 31, 2005 that certain marketable securities were incorrectly classified as short-term investments in marketable securities rather than cash and cash equivalents in the September 30, 2005 balance sheet. Accordingly, as of September 30, 2005, we have revised the presentation of certain marketable securities with remaining maturities of three months or less to properly reflect such investments as cash equivalents rather than short-term investments in marketable securities. This resulted in an adjustment of approximately $10.0 million on the September 30, 2005 balance sheet from short-term investments in marketable securities to cash and cash equivalents. As a result, such short-term investments in marketable securities were adjusted from investing activities in the statement of cash flows for the nine month period ended September 30, 2005 to reflect such securities as cash and cash equivalents rather than gross purchases and proceeds of marketable securities, the net impact of which reduced net cash used in investing activities by $10.0 million. These revisions had no impact on our results of operations or changes in equity for the nine months ended September 30, 2005.
     We have revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS as further described in Note 3, and (ii) to remove the gross profit computation and line item to conform to prior and future filings.
3. Restatement of Previously Issued Financial Statements
     Subsequent to the issuance of our 2005 consolidated financial statements, we determined that we had not properly applied Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations, and as a result we determined that we had incorrectly allocated revenue between product revenue and PCS revenue. As such, the timing of when we recognized revenue in the consolidated financial statements was incorrect. Specifically, in November 2006 and as a result of the findings during an accounting review related to revenue recognition with respect to our software upgrade and support practices and the potential impact of those practices on our previously reported financial results, management recommended to the Audit Committee, and the Audit Committee concurred with the recommendation, that we restate our consolidated financial statements for certain prior periods to correct our recognition of revenue related to the provision of unspecified software upgrades and support for products for which the contractual PCS period had expired, which upgrades and support had created implied PCS obligations for those products that extended beyond the contractual PCS periods. The implied PCS obligations should have resulted in an additional deferral of revenue when the products were initially shipped. SOP 97-2 required that we re-allocate certain previously reported product revenues, which revenues had generally been recognized at the time of product shipment, to implied PCS revenues, which revenues are required to be recognized over the multi-year period during which the implied PCS obligations are in effect (such multi-year period would typically begin 12 months after the date of product shipment). Our previous practice at the time of sale of a software product was to allocate revenue to PCS only for the initial contractual 12 months of PCS.
     In connection with the restatement discussed above, we also corrected certain errors that we had previously identified and determined not to be material with respect to our consolidated financial statements for the affected periods and that related to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts.
     We corrected the above-described errors through a restatement (the “Restatement”) of our previously issued financial statements for (i) the year ended December 31, 2003, (ii) the year ended December 31, 2004 and each of the quarters and year-to-date periods therein, (iii) the year ended December 31, 2005 and each of the quarters and year-to-date periods therein, and (iv) the quarter ended March 31, 2006 and the quarter ended June 30, 2006 and the year-to-date period therein, as well as the Company’s selected financial data for the years 2001 through 2005 which had been set forth in Part II, Item 6 of the Company’s original filing of its Annual Report on Form 10-K for the year ended December 31, 2005. To effect this restatement we previously filed with the Commission on or about the date hereof (i) an amendment on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005, (ii) an amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and (iii) an amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. This Form 10-Q includes restated financial information for the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2005.
     We also revised in our restated financial statements the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future and certain prior presentations of our consolidated statement of income in our filings with the Commission.

     Revenue Recognition for Implied PCS
     In connection with the Restatement, we determined that because of our past business practice of providing some of our customers with unspecified software upgrades for products for which the initial or extended contractual PCS periods had expired, we created implied PCS obligations for these software products that extended beyond the contractual PCS period. We further determined that the implied PCS obligations should have resulted in an additional deferral and re-allocation of a portion of the product revenues previously recognized at the time of product sale to deferred PCS revenues that should be recognized ratably into revenues over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation will be reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. For the three months ended September 30, 2006 and 2005, approximately $15.5 million and $0, respectively, of deferred revenue relating to implied PCS was reversed and recognized as revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. For the nine months ended September 30, 2006 and 2005, the reversal of implied PCS deferred revenue approximated $18.8 million and $1.0 million, respectively. Reversals of implied PCS deferred revenue are expected to be significant during the fourth quarter of 2006 as a result of the license management of certain additional products and our determination not to provide PCS after the expiration of the contractual PCS period.
     Classification of Certain Customer Support Costs and Classification of Deferred Tax Assets and Liabilities
     Prior to the determination to effect the Restatement, certain previously identified errors had been determined to be immaterial both individually and in the aggregate to our consolidated financial statements. We also corrected these errors in our consolidated financial statements in connection with the Restatement. These adjustments consisted of:
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
     Summary of Restatement Adjustments
     The following schedules reconcile the amounts as originally reported in our consolidated balance sheets as of December 31, 2005 and the consolidated statements of income and cash flows for the three and nine months ended September 30, 2005 to the corresponding restated amounts in each of these consolidated financial statements (in thousands, except per share data):

	As of December 31, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Balance Sheet:
Assets
Current assets:
Cash and cash equivalents	$51,837	$—		$51,837
Short-term investments in marketable securities	124,456	—		124,456
Accounts receivable, net	31,565	—		31,565
Inventories	9,846	—		9,846
Deferred income taxes	4,401	4,187	(1)(2)	8,588
Prepaid expenses and other current assets	3,519	—		3,519

Total current assets	225,624	4,187		229,811

Investments in marketable securities	25,392	—		25,392
Property and equipment, net	19,750	—		19,750
Deferred income taxes	10,004	3,014	(1)(2)	13,018
Goodwill	13,468	—		13,468
Intangible assets, net	20,462	—		20,462
Other assets	315	—		315

Total assets	$315,015	$7,201		$322,216

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,872	$—		$2,872
Accrued expenses	12,399	—		12,399
Deferred revenues	8,338	10,895	(3)	19,233
Income taxes payable	4,131	—		4,131

Total current liabilities	27,740	10,895		38,635

Deferred revenues	528	19,573	(3)	20,101
Deferred income taxes	4,651	(4,651	)(2)	—

Total liabilities	32,919	25,817		58,736

Total shareholders’ equity	282,096	(18,616	)(4)	263,480

Total liabilities and shareholders’ equity	$315,015	$7,201		$322,216

(1)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (3).

(2)	To reflect the combination of certain deferred tax assets and deferred tax liabilities that were previously reported separately on a gross basis.

(3)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above.

(4)	To reflect the cumulative effects on shareholders’ equity of the adjustments detailed in Items (1) and (3).

	For the Three Months Ended September 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$42,134	$(7,643	)(A)	$34,491
Services	—	5,401	(A)	5,401

Total revenues	42,134	(2,242)		39,892

Costs and operating expenses:
Cost of revenues — products	6,685	(50	)(B)	6,635
Cost of revenues — amortization of purchased technology	991	—		991
Cost of revenues — services	—	561	(B)	561
Research and development	7,994	—		7,994
Sales and marketing	10,264	(511	)(B)	9,753
General and administrative	4,421	—		4,421
Amortization of intangible assets	316	—		316

Total costs and operating expenses	30,671	—		30,671

Income from operations	11,463	(2,242)		9,221
Interest and other income, net	1,361	—		1,361

Income before income taxes	12,824	(2,242)		10,582
Income tax expense	3,754	(1,152	)(C)	2,602

Net income	$9,070	$(1,090)		$7,980

Earnings per share:
Basic	$0.14	$(0.02	)(D)	$0.12
Diluted	$0.13	$(0.02	)(D)	$0.11

Weighted average number of common and common equivalent shares outstanding:
Basic	66,015	—		66,015
Diluted	69,923	—		69,923

(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $3.2 million of services revenues that were previously reported within the $42.1 million revenue amount by reducing product revenues by $3.2 million and increasing services revenues by $3.2 million.

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).

	For the Nine Months Ended September 30, 2005
	As Previously	Restatement
	Reported	Adjustments		Restated
Consolidated Statement of Income:
Revenues:
Products	$121,874	$(21,573	)(A)	$100,301
Services	—	15,015	(A)	15,015

Total revenues	121,874	(6,558)		115,316

Costs and operating expenses:
Cost of revenues — products	18,879	(196	) (B)	18,683
Cost of revenues — amortization of purchased technology	2,876	—		2,876
Cost of revenues — services	—	1,640	(B)	1,640
Research and development	23,514	—		23,514
Sales and marketing	29,689	(1,444	)(B)	28,245
General and administrative	11,940	—		11,940
Amortization of intangible assets	944	—		944

Total costs and operating expenses	87,842	—		87,842

Income from operations	34,032	(6,558)		27,474
Interest and other income, net	3,486	—		3,486

Income before income taxes	37,518	(6,558)		30,960
Income tax expense	9,353	(3,234	)(C)	6,119

Net income	$28,165	$(3,324)		$24,841

Earnings per share:
Basic	$0.43	$(0.05	)(D)	$0.38
Diluted	$0.41	$(0.05	)(D)	$0.36

Weighted average number of common and common equivalent shares outstanding:
Basic	64,753	—		64,753
Diluted	69,281	—		69,281

(A)	To reflect the revenue adjustment for implied PCS as described in the section entitled “Revenue Recognition for Implied PCS” above. Adjustment also includes $9.1 million of services revenues that were previously reported within the $121.9 million revenue amount by reducing product revenues by $9.1 million and increasing services revenues by $9.1 million.

(B)	To reflect the reclassification of certain direct customer support costs to cost of revenues from sales and marketing expenses and to separately disclose the costs associated with products and services revenues.

(C)	To reflect the income tax effects of the revenue adjustment for implied PCS detailed in Item (A).

(D)	To reflect earnings per share effects from adjustments detailed in Items (A) and (C).

     The restatement adjustments described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows. The effects of the restatement adjustments described above on the categories within the consolidated statement of cash flows for the nine months ended September 30, 2005 are as follows (in thousands):

	As Previously	Restatement
Increase (Decrease):	Reported	Adjustments	Restated

Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net income	$28,165	$(3,324)	$24,841
Changes in deferred income taxes	(6,449)	(3,234)	(9,683)
Changes in deferred revenues	1,001	6,558	7,559
Net cash provided by operating activities	39,363	—	39,363
4.	Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$2,145	$3,574
Work in process	7,174	3,426
Finished goods	1,245	2,846

	$10,564	$9,846

5.	Stock-Based Compensation
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
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously recognized, if any, are reported as a financing cash inflow. Prior to adoption of SFAS 123R, such excess tax benefits were reported as an increase to operating cash flows. Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $4.9 million and $14.3 million, respectively. There was no stock-based compensation expense recognized in the consolidated financial statements during the three and nine months ended September 30, 2005. See Note 9 for additional information.

     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We will continue to use the Black-Scholes model to estimate the fair value for accounting purposes of share-based awards. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Stock-based compensation expense recognized in our consolidated statement of income for the three and nine months ended September 30, 2006 included (a) compensation expense for share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Consistent with our past practice under SFAS 123, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach. Stock-based compensation expense is recorded over the requisite service periods for awards ultimately expected to vest based on estimated future forfeitures. The amount of stock-based compensation expense to be recognized in periods after the grant dates will be adjusted for the impact of actual forfeitures, or vesting, compared to the estimated forfeitures used to expense the fair value of the awards. In our pro forma information required under SFAS 123 for periods prior to fiscal 2006, we accounted for actual forfeitures in the periods in which they occurred.
     The balance of gross unearned stock-based compensation to be expensed in the periods 2006 through 2010 related to unvested share-based awards as of September 30, 2006 was approximately $23.7 million. To the extent that we grant additional share-based awards to employees, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of these future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values for accounting purposes.
6.	Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Numerator:
Net income	$8,100	$7,980	$8,980	$24,841

Denominator:
Basic presentation:
Weighted average common shares	67,129	66,015	66,907	64,753

Denominator for basic calculation	67,129	66,015	66,907	64,753

Diluted presentation:
Shares used above	67,129	66,015	66,907	64,753
Weighted average effect of dilutive stock options and warrants	1,507	3,908	1,897	4,528

Denominator for diluted calculation	68,636	69,923	68,804	69,281

Basic earnings per share	$0.12	$0.12	$0.13	$0.38

Diluted earnings per share	$0.12	$0.11	$0.13	$0.36

     The diluted per share computations for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005 exclude weighted average outstanding stock options and awards to purchase 7.3 million, 0.8 million, 6.3 million and 0.6 million shares, respectively, which were antidilutive.
7.	Concentrations
     Significant Customer
     For the three and nine months ended September 30, 2006 and 2005, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Amount of total revenues	$12,965	$14,271	$36,187	$43,957
As a percentage of total revenues	24%	36%	27%	38%
     As of September 30, 2006 and December 31, 2005, we had receivable balances from the customer approximating 30% and 27%, respectively, of total accounts receivable.
     International Data
     For the three and nine months ended September 30, 2006 and 2005, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Amount of total revenues	$15,047	$10,069	$40,616	$30,988
As a percentage of total revenues	27%	25%	31%	27%
     Long-lived assets are primarily located in the United States. As of September 30, 2006, approximately $7.0 million, or 10.6%, of our total long-lived assets were located at international locations. As of December 31, 2005, approximately $4.9 million, or 5.5%, of our total long-lived assets were located at international locations.
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
     Stock Option Plans
     Our Amended and Restated 1997 Equity and Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our qualified employees and consultants. The share-based awards may include incentive stock options, nonqualified stock options, restricted stock units (“RSU”) or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our common stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. As of September 30, 2006, we have reserved 28.5 million shares of our common stock for issuance under the 1997 Plan, 4.3 million shares of which were available for future grant as of such date.
     Our Amended and Restated Non-Employee Director Stock Option Plan (the “Director Plan”) provides for the issuance of share-based awards to our non-employee directors. We have reserved a total of 400,000 shares of common stock for issuance under the plan. The option grants under the plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of our common stock on the grant date. The plan provides for an initial grant to a non-employee director of an option to purchase at least 25,000 and up to 35,000 shares of common stock upon the director’s appointment to the board, which options vest and become exercisable in eight equal quarterly installments. The plan also provides for each non-employee director to be granted an option to purchase 10,000 shares of common stock upon the director’s re-election to the board at an annual meeting of shareholders. These subsequent grants vest and become exercisable in four equal quarterly installments commencing on the last day of the calendar quarter in which the option is granted. The plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of September 30, 2006, the Director Plan had approximately 177,000 shares available for future grant.
     The following table summarizes stock option activity for the nine months ended September 30, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value

Outstanding as of December 31, 2005	10,465	$10.62
Granted	1,082	11.21
Exercised	(412)	6.40
Forfeited/canceled	(841)	13.37

Outstanding as of September 30, 2006	10,294	$10.62	4.88	$13,066

Exercisable as of September 30, 2006	6,214	$9.11	4.02	$12,341

     The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $5.74 and $8.28 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $2.1 million and $44.2 million, respectively. As of September 30, 2006, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.38 years.
     The following table summarizes RSU activity for the nine months ended September 30, 2006:

		Weighted Average
		Grant Date Fair
	Number	Value
	of Awards	Per Share

Outstanding as of December 31, 2005	—	$—
Awarded	338	9.64
Released	(1)	10.72
Forfeited/canceled	—	—

Outstanding as of September 30, 2006	337	$9.64

     The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as September 30, 2006 was 2.0 years.
Employee Stock Purchase Plan
     The employee stock purchase plan (the “Plan”) was adopted and approved in September 2000. The Plan became effective upon the closing of our initial public offering in October 2000. We have reserved a total of 2.5 million shares of common stock for issuance under the Plan, together with the potential for an annual increase in the number of shares reserved under the Plan on May 1 of each year. As of September 30, 2006, 636,000 shares were available for future issuance. For the nine months ended September 30, 2006 and 2005, 194,000 and 143,000 shares, respectively, were issued under the Plan.
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
Stock-Based Compensation Expense
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected lives (in years)	4.0	3.7	4.1	3.8
Risk-free interest rates	4.9%	4.2%	4.8%	4.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	59.3%	58.3%	61.3%	60.6%

     The following table reflects net income and earnings per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net income — as reported for prior period (1)	N/A	$7,980	N/A	$24,841

Stock-based compensation expense related to share-based awards, net of tax (2)	$(3,817)	(2,548)	$(11,139)	(5,259)

Net income — including the effects of stock-based compensation (3)	$8,100	$5,432	$8,980	$19,582

Earnings per share:

Basic — as reported for prior period (1)	N/A	$0.12	N/A	$0.38

Basic — including the effects of stock-based compensation (3)	$0.12	$0.08	$0.13	$0.30

Diluted — as reported for prior period (1)	N/A	$0.11	N/A	$0.36

Diluted — including the effects of stock-based compensation (3)	$0.12	$0.08	$0.13	$0.28

(1)	Net income and earnings per share for the three and nine months ended September 30, 2005 did not include stock-based compensation expense for share-based awards under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123. Stock-based compensation expense, excluding tax effects, under SFAS 123R and SFAS 123 for the three months ended September 30, 2006 and 2005 was $4.9 million and $3.3 million, respectively. Stock-based compensation expense, excluding tax effects, under SFAS 123R and SFAS 123 for the nine months ended September 30, 2006 and 2005 was $14.3 million and $10.9 million, respectively.

(3)	Net income and earnings per share prior to fiscal 2006 represent pro forma information based on SFAS 123.
10. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies Statement 109, “Accounting for Income Taxes,” to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are continuing to evaluate the requirements under FIN 48, but currently do not believe that the adoption of FIN 48 will have a significant impact on our consolidated financial statements, statement of cash flows or earnings per share.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is applied under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of adopting SFAS 157.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The SEC staff prescribes two approaches to assessing the materiality of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, rather such corrections may be made the next time the company files its prior year statements. We are continuing to evaluate the provisions of SAB 108, but currently do not believe that the application of SAB 108 will have a significant impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As discussed further in Note 3 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Form 10-Q, we have restated our unaudited condensed consolidated financial statements for the quarter ended September 30, 2005. Specifically, we have restated these financial statements as the result of certain errors that existed in our previously issued financial statements for that period, which errors principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. In connection with the restatement, we also corrected certain errors that we had previously identified and determined not to be material with respect to our condensed consolidated financial statements for the affected periods and that related to (i) our classification of certain customer support costs as sales and marketing expenses rather than as cost of revenues in our consolidated statements of income, and (ii) our presentation of certain deferred tax assets and deferred tax liabilities on a gross basis rather than on a net basis in our consolidated balance sheets. These additional adjustments had no impact on our previously reported revenues, income from operations, net income or the related earnings per share amounts. All referenced amounts in this Form 10-Q for the quarter ended September 30, 2005 reflect the balances and amounts on a restated basis. In connection with the restatement of our previously issued financial statements we also revised the presentation of our consolidated statement of income (i) to separately disclose product and service revenues, and the associated costs, in accordance with Regulation S-X as the service revenues comprise more than the 10 percent threshold prescribed by the SEC due to the restatement of implied PCS, and (ii) to remove the gross profit computation and line item to conform to future and certain prior presentations of our consolidated statement of income in our filings with the Commission.
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Amended 2005 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
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
     Sales to our largest customer accounted for approximately $13.0 million or 23.5% and $36.2 million or 27.3% of our total revenues for the three and nine months ended September 30, 2006, respectively, and $14.3 million or 35.8% and $44.0 million or 38.1% of our total revenues for the three and nine months ended September 30, 2005. In addition, to date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer or customer type may diminish.
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
     The implied PCS obligation for our software products results from our past business practice of providing some of our customers with unspecified software upgrades for products that were not license managed and for which the initial or extended contractual PCS periods had expired. The implied PCS obligation for our software products ceases, however, upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. In connection with the restatement described in our Amended 2005 Form 10-K, in our Amendments on Form 10-Q/A to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and in certain of our other filings with the Securities and Exchange Commission (the “Commission”), in December 2006 we completed the implementation of a license management system for all of our significant software products. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue as described above. For the three months ended September 30, 2006 and 2005, services revenues related to our implied PCS obligations were approximately $1.6 million and $2.2 million, respectively. For the nine months ended September 30, 2006 and 2005, services revenues related to our implied PCS obligations approximated $6.7 million and $5.9 million, respectively. For the three months ended September 30, 2006 and 2005, approximately $15.5 million and $0, respectively, of deferred revenue relating to implied PCS was reversed and recognized as revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. For the nine months ended September 30, 2006 and 2005, the reversal of implied PCS deferred revenue approximated $18.8 million and $1.0 million, respectively. Reversals of implied PCS deferred revenue are expected to be significant during the fourth quarter of 2006 as a result of the license management of certain additional products and our determination not to provide PCS after the expiration of the contractual PCS period.
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
     We adopted SFAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method which resulted in no compensation expense being recognized for the three and nine months ended September 30, 2005. The balance of gross unearned stock-based compensation to be expensed in the periods 2006 through 2010 related to unvested share-based awards as of September 30, 2006 was approximately $23.7 million. To the extent that we grant additional share-based awards to employees, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values for accounting purposes.
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

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Products	90.0%	86.5%	86.1%	87.0%
Services	10.0	13.5	13.9	13.0

Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	13.9	16.6	16.4	16.2
Cost of revenues — amortization of purchased technology	2.3	2.5	2.6	2.5
Cost of revenues — services	1.1	1.4	1.3	1.4
Research and development	20.2	20.0	24.6	20.4
Sales and marketing	27.8	24.5	34.0	24.5
General and administrative	10.5	11.1	12.5	10.4
Amortization of intangible assets	0.8	0.8	1.0	0.8

Total costs and operating expenses	76.6	76.9	92.4	76.2

Income from operations	23.4	23.1	7.6	23.8
Interest and other, net	4.4	3.4	5.1	3.0

Income before income taxes	27.8	26.5	12.7	26.8
Income tax expense	13.2	6.5	5.9	5.3

Net income	14.6%	20.0%	6.8%	21.5%

(1)	Stock-based compensation included in:

Cost of revenues — products	0.3%	—	0.3%	—
Cost of revenues — services	0.1	—	0.1	—
Research and development	3.1	—	3.9	—
Sales and marketing	3.8	—	4.6	—
General and administrative	1.6	—	1.8	—
Comparison of Three and Nine Months Ended September 30, 2006 and 2005
     Revenues. In the third quarter of 2006, total revenues increased 38.4% to $55.2 million from the $39.9 million recorded in the third quarter of 2005. This overall increase primarily relates to the $15.2 million increase in product revenues in the third quarter of 2006 over the same period in 2005 due to the $15.5 million of implied PCS deferred revenue that was reversed and recognized as revenue during the three months ended September 30, 2006, as compared to reversals of $0 during the three months ended September 30, 2005, as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. In the third quarter of 2006, services revenues increased 2.4% to $5.5 million from the $5.4 million recorded in the third quarter of 2005. Revenues from Cisco, our largest account, were $13.0 million, representing 23.5% of our total revenues for the third quarter of 2006, and were $14.3 million or 35.8% of our total revenues for the third quarter of 2005. In the first nine months of 2006, total revenues increased 15.1% to $132.8 million from the $115.3 million recorded in the same period of 2005. This overall growth primarily relates to the reversal of $18.8 million of implied PCS deferred revenue during the nine months ended September 30, 2006, as compared to reversals of $1.0 million during the same period of 2005, as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. In the first nine months of 2006, services revenues increased 22.7% to $18.4 million from the $15.0 million recorded in the same period of 2005 primarily due to the ratable recognition of revenues related to our contractual and implied PCS obligations which directly relates to the sequential increases in shipments of our software products during the preceding periods. Revenues from Cisco were $36.2 million, representing 27.3% of our total revenues for the first nine months of 2006, and were $44.0 million or 38.1% of our total revenues for the first nine months of 2005.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 17.3% in the third quarter of 2006 from 20.5% in the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, total cost of revenues as a percentage of total revenues was 20.3% and 20.1%, respectively. Excluding the reversals of implied PCS deferred revenue of $15.5 million and $0 from total revenues in the third quarters of 2006 and 2005, respectively, total cost of revenues as a percentage of total revenues was 24.1% and 20.5%, respectively. Excluding the reversals of implied PCS deferred revenue of $18.8 million and $1.0 million from total revenues in the first nine months of 2006 and 2005, respectively, total cost of revenues as a percentage of total revenues was 23.7% and 20.3%, respectively. These increases in the total cost of revenues percentages for the third quarter and for the first nine months of 2006 were due in part to the competitive pricing pressures on certain larger deals during the 2006 periods and the impact of stock-based compensation expense of $199,000 and $624,000, respectively, recognized during the 2006 periods as a result of the adoption of SFAS 123R effective January 1, 2006. In the third quarter and first nine months of 2006, our total cost of revenues increased 17.0% to $9.6 million and 16.2% to $27.0 million, respectively, from the $8.2 million and $23.2 million recorded during the same periods in 2005. Our cost of product revenues for the three and nine months ended September 30, 2006, excluding stock-based compensation expense of $144,000 and $452,000 for the respective periods, increased 13.8% to $7.6 million and 14.2% to $21.3 million, respectively, from the $6.6 million and $18.7 million in the same periods of 2005. These increases were primarily due to the increase in inventory costs. For the three and nine months ended September 30, 2006, amortization of purchased technology increased to $1.3 million and $3.4 million, respectively, from the $1.0 million and $2.9 million in the same periods of 2005. These increases related to the higher amortization of intangible asset charges associated with the July 2005 purchase of Communication Machinery Corporation, the January 2006 purchase of certain product lines from Dilithium Networks and the June 2006 acquisition of certain technology from Bell Canada. For the three and nine months ended September 30, 2006, our cost of services revenues increased to $629,000 and $1.7 million, respectively, from the $561,000 and $1.6 million recorded in the same periods of 2005 due primarily to the adoption of SFAS 123R effective January 1, 2006.
     Research and Development Expenses. In the third quarter of 2006, research and development expenses increased 38.8% to $11.1 million from the $8.0 million recorded in the third quarter of 2005. This increase was primarily due to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $1.7 million recorded during the third quarter of 2006. The increase in research and development expenses in the third quarter of 2006 compared to the third quarter of 2005 was also due to higher compensation and related employee costs of approximately $560,000, an increase in facilities costs of approximately $337,000 and higher depreciation expense of over $330,000. In the first nine months of 2006, research and development expenses increased 39.2% to $32.7 million from the $23.5 million recorded in the first nine months of 2005. The adoption of SFAS 123R resulted in stock-based compensation expense of $5.1 million recorded during the first nine months of 2006. The increase in research and development expenses in the first nine months of 2006 compared to the first nine months of 2005 was also due to higher compensation and related employee costs of approximately $2.0 million, an increase in facilities costs of approximately $960,000 and higher depreciation expense of approximately $930,000. The increases in compensation, facilities costs and depreciation for both the third quarter and first nine months of 2006 as compared to the same periods during 2005 were due in part to the expansion of our international development operations in India and Romania.
     Sales and Marketing Expenses. In the third quarter of 2006, sales and marketing expenses increased 57.0% to $15.3 million from the $9.8 million recorded in the third quarter of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $2.1 million recorded during the third quarter of 2006. The increase in sales and marketing expenses in the third quarter of 2006 compared to the third quarter of 2005 was also due to a higher number of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of $2.6 million. Additionally, depreciation expense increased by approximately $260,000 and facility expenses increased by approximately $370,000 in the third quarter of 2006 as compared to the third quarter of 2005. These increases were due in part to the increased use of our products by sales and marketing personnel and our new facility in the United Kingdom. In the first nine months of 2006, sales and marketing expenses increased 59.9% to $45.2 million from the $28.2 million recorded in the first nine months of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $6.2 million recorded during the first nine months of 2006. The increase in sales and marketing expenses in the first nine months of 2006 compared to the first nine months of 2005 was also due to a higher number of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of $7.3 million. Additionally, depreciation expense increased by approximately $950,000 and facility expenses increased by approximately $910,000 in the first nine months of 2006 as compared to the first nine months of 2005. These increases were due in part to the increased use of our products by sales and marketing personnel and our new facility in the United Kingdom.
     General and Administrative Expenses. In the third quarter of 2006, general and administrative expenses increased 31.7% to $5.8 million from the $4.4 million recorded in the third quarter of 2005. This increase was due primarily to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $869,000 recorded during the third quarter of 2006. The increase in general and administrative expenses in the third quarter of 2006 compared to the third quarter of 2005 also included increases in facilities costs, including certain internal system support costs, of $232,000 and legal and accounting fees of approximately $179,000. The overall increase in general and administrative expenses in the third quarter of 2006 compared to the third quarter of 2005 was partially offset by a decrease in recruiting fees of approximately $205,000. In the first nine months of 2006, general and administrative expenses increased 39.3% to $16.6 million from the $11.9 million recorded in the first nine months of 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $2.3 million recorded during the first nine months of 2006. The increase in general and administrative expenses in the first nine months of 2006 compared to the first nine months of 2005 was also due to the expansion of our administrative infrastructure in 2006. Administrative expansion efforts resulted in an increase in facility expenses, including certain internal system support costs, of $715,000, an increase in salary and benefit costs of just over $530,000 and an increase in depreciation expense of approximately $450,000 in the first nine months of 2006 as compared to the first nine months of 2005.
     Amortization of Intangible Assets. In the third quarter of 2006, amortization of intangible assets increased to $464,000 from the $316,000 recorded in the third quarter of 2005. In the first nine months of 2006, amortization of intangible assets increased to $1.3 million from the $944,000 recorded in the first nine months of 2005. These increases for the third quarter and first nine months of 2006 as compared to the same periods in 2005 were primarily the result of increases in intangible assets resulting from the July 2005 purchase of Communication Machinery Corporation, the January 2006 purchase of certain product lines from Dilithium Networks and the June 2006 acquisition of certain technology from Bell Canada.
     Interest and Other, Net. Interest and other, net increased to $2.4 million in the third quarter of 2006 from the $1.4 million recorded in the third quarter of 2005. Interest and other, net increased to $6.7 million in the first nine months of 2006 from the $3.5 million recorded in the first nine months of 2005. These increases were largely attributable to higher interest rates and larger cash and investment balances in the aggregate during the third quarter and first nine months of 2006 as compared to the third quarter and first nine months of 2005.
     Income Tax Expense. Income tax expense increased to $7.3 million, or an effective rate of 47.3%, for the third quarter of 2006 from $2.6 million, or an effective rate of 24.6%, for the third quarter of 2005. Income tax expense increased to $7.8 million, or an effective rate of 46.4%, for the first nine months of 2006 from $6.1 million, or an effective rate of 19.8%, for the first nine months of 2005. The effective tax rates in the third quarter and first nine months of 2006 differ from the effective tax rates in the third quarter and first nine months of 2005 primarily due to the impact of stock-based compensation as recognized pursuant to SFAS 123R, as certain stock-based compensation charges, such as those associated with incentive stock options, may not be tax deductible. The effective tax rate for the third quarter and first nine months of 2006 were also adversely impacted by lower research and development tax credits, due in part to the expiration of the applicable federal law. In addition, the higher effective rate for the first nine months of 2006 as compared to the effective rate for the first nine months of 2005 was due to a decreased amount of tax benefits related to the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $22.7 million in the first nine months of 2006 and $39.4 million in the first nine months of 2005. Net cash generated from operations in the first nine months of 2006 and 2005 was provided by net income of $9.0 million and $24.8 million, respectively, adjusted for non-cash items and changes in working capital. In the first nine months of 2006 and 2005, non-cash items included $12.0 million and $7.8 million, respectively, for depreciation and amortization of fixed and intangible assets. The first nine months of 2006 also included non-cash stock-based compensation charges of $14.3 million related to the adoption of SFAS 123R effective January 1, 2006. The first nine months of 2005 included a $15.1 million tax benefit related to certain stock option transactions, which was partially offset by the $9.7 million increase in net deferred tax assets. In the first nine months of 2006 and 2005, changes in working capital included a reduction of $6.6 million and $11.5 million, respectively, for increases in accounts receivable due in part to the timing of shipments to customers. In the first nine months of 2005, deferred revenues increased by $7.6 million related to additional deferrals of revenue for implied and contractual PCS obligations, whereas in the first nine months of 2006, deferred revenues decreased by $11.3 million primarily due to reversals of implied PCS deferred revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period.
     Cash used in investing activities was $9.0 million in the first nine months of 2006 and $36.0 million in the first nine months of 2005. In the first nine months of 2006, cash used in investing activities principally consisted of $9.9 million for the purchase of property and equipment and $7.3 million related to the January 2006 acquisition of the mobile video and multimedia test business of Dilithium Networks and the June 2006 acquisition of certain technology from Bell Canada. These cash outflows from investing activities were partially offset with cash inflows of $8.3 million related to the net proceeds from marketable securities. For the nine months ended September 30, 2005, cash used in investing activities consisted of $18.1 million related to the net purchases of marketable securities, $9.2 million for the purchase of property and equipment, $4.2 million related to the July 2005 acquisition of Communication Machinery Corporation, $2.5 million related to the January 2005 purchase of the remaining assets of the NetIQ Chariot business, and $1.8 million payment related to the January 2005 payment of the remainder of the G3 Nova contingent earnout.
     Financing activities provided $4.7 million in the first nine months of 2006 and $23.7 million in the first nine months of 2005. In the first nine months of 2006, financing activities consisted of $4.4 million from the proceeds related to the exercise of stock options and stock purchases through the employee stock purchase plan, and $253,000 from the excess tax benefits from stock-based compensation pursuant to the guidance of SFAS 123R, which was adopted January 1, 2006. Financing activities consisted exclusively of proceeds from the exercise of stock options and stock purchases through the employee stock purchase plan during the first nine months of 2005.
     As of September 30, 2006, we had no material commitments for capital expenditures. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission, and our failure to timely file this Form 10-Q with the Commission currently limits our ability to access the capital markets using short-form registration.
SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s Amended 2005 Form 10-K and in our other filings with the Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency debt securities, corporate debt securities, auction rate securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by ten percent from the levels as of September 30, 2006, the decline in the fair market value of the portfolio would not be material to our financial position, results of operations or cash flows.
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
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.
     Based upon this evaluation as of September 30, 2006, our CEO and CFO have concluded that, in light of the material weakness discussed below and our inability to timely file this Form 10-Q with the Commission, our disclosure controls and procedures were not effective as of September 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
     Notwithstanding the ineffectiveness of our disclosure controls and procedures as of September 30, 2006 and the material weakness in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
Restatement and Impact on Internal Control over Financial Reporting
     In connection with the restatement of certain financial statements as discussed in our Amended 2005 Form 10-K and in Note 3 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Form 10-Q, management concluded, as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and that the restatement was the result of a material weakness in our internal control over financial reporting that existed as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     In our Amended 2005 Form 10-K, management concluded that as of December 31, 2005, we did not maintain effective controls over the completeness and accuracy of revenue reporting for implied PCS obligations. Specifically, management concluded that we did not maintain effective controls to ensure that (i) we did not provide software upgrades and support to customers after the expiration of the contractual PCS periods and (ii) the circumstances under which our sales and support personnel provided software upgrades and support beyond the contractual periods were adequately identified, communicated to, and reviewed by our finance personnel to ensure the proper recognition of revenue for implied PCS obligations in accordance with generally accepted accounting principles. Management further concluded that this control deficiency resulted in the restatement of our 2005, 2004 and 2003 annual consolidated financial statements, all of our interim condensed consolidated financial statements for 2005 and 2004 as well as the first two interim periods of 2006. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K, we determined that this control deficiency constituted a material weakness in our internal control over financial reporting as of December 31, 2005. We believe that this material weakness continued to exist as of September 30, 2006.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during our quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As such, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described above and as disclosed in Part II, Item 9A of our Amended 2005 Form 10-K, continued to exist as of September 30, 2006.

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