Form 10-K
period 2006-12-31
IXIA
filed 2007-03-16
CIK 1120295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 30, 2006, computed by reference to the closing sales price on the Nasdaq National Market on that date, was approximately $341,428,960.
As of March 1, 2007, the number of shares of the Registrant’s Common Stock outstanding was 67,439,845.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 25, 2007 are incorporated by reference into Part III of this Annual Report.

IXIA
FORM 10-K

PART I
Item 1. Business
Overview
     We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of Video Telephony. Customers also use our performance applications to test and verify web, internet, security, and business applications.
     During the year ended December 31, 2006, we shipped product to approximately 725 existing and new customers, and based on product shipments for the year ended December 31, 2006, our significant customers by category included:
•	Leading network equipment manufacturers such as Cisco Systems, Alcatel-Lucent, Juniper Networks, Nortel Networks, Hewlett Packard, and Foundry Networks;

•	Semiconductor manufacturers such as Intel, Broadcom, Agere Systems, Texas Instruments, and Xilinx;

•	Telephony equipment manufacturers such as Motorola, Ericsson, and Samsung;

•	Voice and broadband service providers such as AT&T, NTT, Bell Canada, Verizon, Telus Communications, and Qwest;

•	Cable operators such as Comcast Cable, Time Warner, Cox Communications, and Charter Communications;

•	Enterprises such as Fannie Mae, Wachovia, British Broadcasting Corporation, and Lehman Brothers Inc.; and

•	Government contractors, departments and agencies such as Boeing, Lockheed Martin, Joint Interoperability Test Command (JITC), General Dynamics, U.S. Air Force, and MIT Lincoln Laboratory.
     Communications and entertainment delivery is rapidly moving to an IP infrastructure. To achieve “utility grade” quality, this infrastructure must be thoroughly tested under realistic conditions prior to deployment. Our vision is to accelerate the convergence of all networks to IP by providing the most comprehensive, easy-to-use and automated test systems in the industry. Key growth drivers include the development and deployment of 10 Gigabit Ethernet, MPLS networks, Video over IP, Voice over IP, security, wireless technology testing, Metro Ethernet, and converged voice, video and data (triple play) services to the home. We intend to maintain our focus on technology leadership, expand and further penetrate our customer base, leverage our strengths into adjacent areas, acquire new key technology, and expand our international presence.
The Increasing Need for Network and Application Testing and Measurement

     The measurement and analysis of performance, functionality, interoperability, and conformance of networks, applications, and communication devices is important to the following groups:
•	Communications Chip Manufacturers. At the early stages of development of new technologies, Communications chip manufacturers use our test systems to evaluate and analyze the performance of their components during the design and development phase, typically prior to integration by the Equipment Manufacturers.

•	Equipment Manufacturers. To meet the higher standards specified by network operators and network users, equipment manufacturers who provide voice, video, data and application service infrastructure equipment must ensure the quality of their products during development and manufacturing and prior to shipping. Failure to ensure the consistent functionality and performance of their products may result in the loss of customers, increased research and development costs, increase support costs and losses resulting from the return of products. Equipment manufacturers use our test systems to run large-scale subscriber and service emulations, generating extreme traffic loads to verify the performance and capacity of their IP-based devices prior to deployment in production networks. Our systems are also used by Equipment Manufacturers in the sales and acceptance process to demonstrate to their customers (Service Providers and Enterprises) how their products will operate under real-world conditions.

•	Voice, video and broadband network operators and service providers (Service Providers). Service Providers seek to provide their customers with a growing variety of high quality network services. Failure to provide satisfactory service can be costly and may result in high subscriber churn rates and reduced Average Revenue Per User (ARPU). To ensure desired service levels and overall quality of experience are acceptable, service provider R&D and Network Engineering groups must verify the performance and functionality of staged networks during the equipment selection and network design process prior to deployment. Internet and network service providers use our test systems to emulate millions of subscribers to realistically predict end user quality of experience delivered by their IP-based infrastructure and services. Increasingly, Service Provider operations groups also use Ixia’s products to diagnose issues in their production networks by executing in-service tests similar to those conducted prior to deployment.

•	Enterprises and Government. These large Service Provider customers spend significant amounts on networks and network services. They deploy LANs and WANs that rival Service Provider networks in size and complexity. These customers use Ixia’s solutions in much the same way as Service Providers, verifying the capabilities of network equipment and making sure that new networks, services and applications will perform as expected.
Characteristics Demanded of Network and Application Test and Measurement Equipment
     As networks and network devices become more intelligent and service-aware, performance, functionality, interoperability, and conformance testing solutions must reproduce subscriber traffic with increasing fidelity. Network testing solutions must also be highly scalable and capable of generating and analyzing large amounts of data at high speeds over increasingly complex configurations. Comprehensive, integrated testing must occur throughout network design, development, production, deployment, and operation stages. Because this testing and verification must take place across multiple layers of the network infrastructure and for all network protocols, network testing solutions are also required to be highly flexible, extensible and modular. This rapid evolution of complex network technologies and protocols, including leading-edge technologies, such as 10 Gigabit Ethernet, Metro Ethernet, Voice over IP, and Video over IP has resulted in the need for an integrated platform solution that is easy to use with minimal training and set-up.
The Ixia Solution
     We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP)

equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of Video Telephony. Customers also use our performance applications to test and verify web, internet, security, and business applications.
     Our test systems provide the following key benefits to our customers:
     Versatile High Performance. Our systems generate and receive data traffic at wire speed, which is the maximum rate that data traffic can be transmitted over the network. Our systems provide accurate analysis across multiple layers of the overall network and of individual network components in real time, that is, as the transmission is actually occurring. Our systems can be configured to either generate packets of data, to group those packets into sessions, or to generate pseudo-random binary sequences.
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
     When configured to group packets of data into meaningful application sessions, or conversations between network endpoints, our systems emulate highly complex and specialized applications such as those used to transfer electronic mail, browse the internet, convey voice and video information, and manage databases. This emulation allows our customers to accurately measure critical characteristics of their networks such as session setup rate, session tear down rate, and session capacity. By analyzing the content of these sessions, our customers can also accurately measure Quality of Service and media quality.
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
     Highly Scalable. Each of our interface cards provides one or more ports through which our systems generate and receive data traffic. Each physical port contains its own dedicated logic circuits, with no shared resources. Our customers can easily scale the size of their test bed or the amount of data traffic generated by inserting additional interface cards. By connecting multiple chassis and synchronizing up to thousands of ports to operate simultaneously, our customers can simulate extremely large-scale networks. We believe that our systems offer our customers the highest port density and most scalable space- and energy-efficient systems available. In addition, our client-server architecture allows multiple users in the same or different geographic locations to simultaneously access and operate different ports contained in the same chassis to run independent tests.
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

     Hardware Platform. Our solutions typically operate on a single hardware platform with interchangeable interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs). Our architecture enables the emulation of millions of network users on a single scalable platform, with a mixture of both network and application layer traffic. This architecture offers our customers an integrated test environment that might otherwise require multiple products to cover the same test scenarios. This decreases overall cost while increasing productivity and reducing training requirements.
     Highly Modular. Our hardware products consist of stackable and portable chassis, which, depending on the chassis model, can be configured with any mix of up to 16 of our interface cards. This modular design allows our customers to quickly and easily create realistic, customized test configurations. Our open architecture accelerates integration of additional network technologies into existing systems through the addition of new interface cards and distributed software.
     Flexible. Our customers can easily expand the use of our systems to address changing technologies, protocols and applications without changing system hardware or replacing interface cards. For example, a customer can reconfigure our systems through software changes downloaded from our website. A customer might download these changes to test new network protocols or types of equipment. This protects and optimizes the Customers’ investment by eliminating the need for “forklift upgrades” or the purchase of additional niche products.
     Open Architecture. Our open architecture allows our customers to quickly customize, automate and extend our platform. Our customers use our APIs and Software Development Kits (SDKs) to centrally manage, protect, automate, and extend their ever-expanding testing environments.
     Ease of Automation. Our systems make it easier to create automated tests that can run unattended on nights, weekends, and holidays. We offer our customers a growing library of automated tests that simplify and streamline the test process. These tests are repeatable and the results are presented in a structured format for easy analysis. Ixia’s Tool Command Language (Tcl) Application Programming Interface (API) is a comprehensive programming interface to our hardware, as well as to our software applications. The Tcl API enables libraries of automated tests to be quickly built with specificity to a customer’s environment. We also offer a utility that exports configurations created in our graphical user interface (GUI) as Tcl scripts.
     Ease of Use. We have designed our systems so that users can install and operate them with minimal training and setup. Our systems are easy to use and offer our customers a wide range of readily accessible pre-designed test configurations. These tests include industry standard and use case-specific tests. Users can easily configure and operate our systems to generate and analyze data traffic over any combination of interface cards or ports through our graphical user interface that features a familiar Microsoft Windows point-and-click environment. Once tests are designed in our GUIs, they can be saved for reuse or in Tcl script form for customization and even greater levels of automation.
Strategy
     Our objective is to be the industry leader in providing performance, functionality, and conformance testing solutions for IP networks and IP-based services. This includes next generation technologies such as 10 Gigabit Ethernet, Metro Ethernet, Voice over IP, and Video over IP. Key elements of our strategy to achieve this objective include the following:
     Continue to Expand Our Addressable Markets. We plan to further expand our addressable markets into areas of growth for IP-based products and services, such as content-aware routing and switching, secure virtual private networks, networks that carry Voice, Video and Data over IP (or commonly referred to in the aggregate as Triple Play), Wireless and next-generation networking technologies. We believe that we can leverage our core competencies in high-speed transmission protocols into leadership positions as more networks and delivery of services migrate to IP.
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
     Expand and Further Penetrate Customer Base. We plan to strengthen and further penetrate our existing customer relationships, particularly those with network equipment manufacturers, carriers and internet service providers, and to pursue sales to new customers. We plan to strengthen our customer relationships and to expand our customer base by:
•	Continuing to develop and offer new and innovative systems that meet our existing and potential customers’ needs;

•	Expanding our sales and marketing efforts to increase penetration in under-represented vertical and geographic market segments; and

•	Building upon and further strengthening our reputation and brand name recognition.
     We also plan to continue our focus on customer support by maintaining and expanding the capabilities of our highly qualified and specialized internal personnel.
     License and Acquire Key Technologies. We plan to continue our strategy of acquiring key technologies that expand our product offerings, address customer needs, and enhance the breadth of our evolving product portfolio. Any such acquisitions may be made in the form of partnering with industry leaders, acquiring or licensing technology assets associated with product lines, or acquiring other companies. In January 2006, we completed the acquisition of the mobile video and multimedia test product lines of privately-held Dilithium Networks. In addition, in June 2006, we completed the acquisition of certain technology from Bell Canada.
     Expand International Market Presence. We plan to pursue sales in key international markets, including the Europe, Middle East and Africa region, and the Asia Pacific region. In order to pursue sales in these markets, we intend to continue to develop and expand our relationships with key customers and distributors, as well as expand our direct sales and marketing presence within these markets. In 2006, we expanded our sales and marketing teams in Europe, China, and India and plan for further expansion in these areas in 2007.
Products
     Our product line is primarily made up of network traffic generation and performance analysis systems that simulate large-scale networks and of stand-alone software applications that allow our customers to verify the performance, functionality, interoperability, and conformance of their products to industry standards. Our systems consist largely of interchangeable interface cards which fit into a multi-slot chassis. Our chassis are metal cases that incorporate a computer, a power supply, and a backplane, which connects the interface cards to the chassis. The interface cards generate, receive and analyze a wide variety of traffic types at multiple network layers. The software for these systems includes management software and application-specific test suites.
     The operator can utilize our systems in either test labs or within networks. Our systems are operated through standard computer peripheral devices. These devices include a monitor, keyboard, and mouse. The operator of our systems establishes test parameters for the performance analysis by inputting data using the keyboard and mouse. The operator observes the results of the performance analysis using the monitor and may log results to files for post-analysis or archival. All operations that can be done interactively may also be automated through a variety of scripting interfaces and automation tools.
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
     Our newest chassis, the 12-slot Optixia XM12, provides a high density, highly flexible test platform. Operating in conjunction with the Aptixia family of test applications, the Optixia XM12 provides the foundation for a complete, high performance test environment. A wide array of interface modules are available for the Optixia XM12. The chassis supports up to 144 Gigabit Ethernet ports, 36 — 10 Gigabit Ethernet ports, and 24 Packet over SONET (POS) or Asynchronous Transfer Mode (ATM) ports. These modules provide the network interfaces and distributed processing resources needed for executing a broad range of data, signaling, voice, video, and application testing from Layers 2-7. Each chassis supports an integrated test controller that manages all system and testing resources. Resource ownership down to a per-port level coupled with hot-swappable interface modules ensures a highly flexible, multi-user testing environment. Backward compatibility is maintained with existing Ixia interface modules and test applications to provide seamless migration from and integration with existing Ixia test installations.
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
Application Specific Test Suites
     We have a comprehensive suite of software applications to address specific market segments. These applications measure and analyze the performance, functionality, interoperability, and conformance of networks, network equipment and applications that run on these networks. These measurements enable network and telephony equipment manufacturers, enterprises, internet and network service providers, and governments to evaluate the performance of their equipment and networks during the design, manufacture, and pre-deployment stages, as well as after the equipment are deployed in a network. Our segment-specific test suites are targeted at a wide range of popular testing requirements:

Video Testing
     Aptixia IxLoad tests the performance of video servers, multicast routers, and the IP video delivery network. This is accomplished by emulating video servers and millions of video subscribers in Video on Demand and Multicast Video scenarios. Protocols supported include MPEG, IGMP and RTSP.
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
     Aptixia IxLoad tests the performance of SIP devices and infrastructure. This is accomplished by emulating thousands of SIP callers and callees in performance testing scenarios.
     IxChariot tests the voice transport network. This is accomplished by emulating voice traffic, and measuring end-to-end voice quality. Measurements include throughput, latency, jitter, and Mean Opinion Score (MOS).
Intelligent Network Testing
     Aptixia IxLoad tests the performance of content-aware networks and devices including Server Load Balancers (SLB), Firewalls, Web Servers, and Mail Servers. This is accomplished by emulating millions of clients and a variety of servers in realistic performance testing scenarios. Protocols supported include TCP, HTTP, SSL, FTP, SMTP, POP3, IMAP, RTP, RTSP, Telnet, DNS, LDAP, DHCP, SIP, MPEG, and IGMP, as well as Distributed Denial Of Service (DDoS) attacks.
Conformance Testing
     IxANVL provides automated network/protocol validation. Developers and manufacturers of networking equipment and Internet devices can use IxANVL to validate protocol compliance and interoperability. IxANVL supports all industry standard test interfaces including 10/100/1G/10G Ethernet, ATM, Serial, Async, T1/E1 and POS. It provides conformance, negative, and regression testing on a large selection of protocols including Bridging, Routing, PPP, TCP/IP, IPv6, IP storage, RMON, VPN, MPLS, Voice over IP, Metro Ethernet and Multicast.
Security Testing
     Aptixia IxLoad tests the performance of stateful and deep packet inspection security devices, including Firewalls, SSL Gateways, Virus Scanners, Spam Filters, and Intrusion Detection Systems (IDS). This is accomplished by emulating clients and servers, as well as Distributed Denial Of Service (DDoS) attacks. Key capabilities include the ability to mix valid user traffic with malicious traffic, and attaching viruses to emails.
Application Testing
     Aptixia IxLoad tests the performance of enterprise applications. This is accomplished by emulating a large number of real users accessing applications. Technologies supported include JavaScript, XML, Java, Document Object Model (DOM), and databases (Oracle, SQL, Access).

Router Testing
     Aptixia IxNetwork tests core/edge/customer routers and Layer 3 switches. This is accomplished by emulating entire network infrastructures and generating high traffic loads across these emulated topologies to verify performance. Protocols supported include IGPs (OSPF, IS-IS, RIP), BGP, MPLS (including L2/3 VPNs), and IP Multicast.
     Aptixia IxAutomate is an automated test harness that can run turnkey tests using Ixia’s underlying APIs. Multiple turnkey test suites are available to execute control and data plane performance and functionality testing. Tests include route capacity, route convergence, session scalability, tunnel scalability, and data plane performance.
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
Switch Testing
     Aptixia IxNetwork tests Layer 2-3 switches and forwarding devices. This is accomplished by generating traffic load across a mesh of interfaces, and then measuring results down to a per flow basis. Protocols supported include Spanning Tree, multicast, and IP routing.
     Aptixia IxAutomate tests Layer 2-3 switches in an automated fashion. A set of predefined test suites is used to execute performance and functionality tests. Tests include data plane performance, QoS functionality, address cache tests, error filtering, and VLAN functionality.
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

Automated Testing
     Aptixia IxAutomate provides a complete automation environment for testing Layer 2-3 routers, switches, and similar devices. A set of predefined test suites is provided to execute performance and functionality tests. Multiple tests, whether predefined or custom developed, can be scheduled for execution together with configuration of the device under test.
     Aptixia Test Conductor is a comprehensive, highly scalable regression scheduling harness which is compatible with other key Ixia test tools. Aptixia Test Conductor imports tests, associates them with a named regression, and allows detailed scheduling attributes to be defined. Tests can be scheduled in series or in parallel based on a WindowsTM Outlook-like calendar tool. At-a-glance logs and summary reports allow the engineer to see color-coded pass/fail criteria, as well as the progress of the tests within each regression. Automated Device Under Test (DUT) configuration scripts also can be scheduled to run in synchronization with the individual tests or with complete regression runs.
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
In-Service Diagnostics
     As carriers deploy triple play services, their existing support systems are less capable of diagnosing application layer problems. Ixia’s RAVE (Remote Access Verification Engine) system allows carriers and service providers to execute pre-defined tests using any of Ixia’s applications from a web-based control system that can be integrated into their existing infrastructure.
Products in Development
     We continue to develop our IP testing capabilities, and throughout 2007 we intend to remain focused on improving our position in performance, functional, interoperability, and conformance testing in the following technology areas:
•	Gigabit Ethernet

•	10 Gigabit Ethernet

•	Carrier / Metro Ethernet

•	ATM

•	Layer 4 — 7

•	MPLS

•	VPLS

•	Multicast

•	IPv6

•	Voice over IP

•	Video over IP

•	IPSec

•	SSL

•	Denial of Service

•	Wi-Fi

•	WiMAX

•	Mobile Wireless IP

•	IMS
     We may delay or cancel the introduction of new products to the market as a result of a number of factors, some of which are beyond our control. For more information regarding these factors, see “Business — Research and

Development” on page 14 and “Risk Factors — If we are unable to successfully introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed” on page 16.
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
Customers
     During the period from our incorporation in May 1997 through December 31, 2006, we have shipped our systems to over 1,500 customers. No customer other than Cisco Systems accounted for more than 10% of our total revenues in 2006, 2005 or 2004. Cisco Systems accounted for 25.7% of our total revenues in 2006, 35.2% of our total revenues in 2005 and 31.6% of our total revenues in 2004.
     We do not have long-term contracts with our customers, and they may reduce or discontinue their purchases at any time.
Competition
     The market for network performance measurement and analysis systems for use in the high-speed data communications industry is highly competitive, and we expect this competition to increase in the future. We currently compete with test equipment manufacturers such as Agilent Technologies, Spirent Communications, and Anritsu. We also compete with a number of small companies which are focused on network performance measurement, wireless and IMS, and In-Service Test.

     We believe that the principal competitive factors in our market include:
•	price and overall cost of product ownership;

•	timeliness of new product introductions;

•	product quality, reliability and performance;

•	ease of installation, integration and use;

•	breadth of product offerings and features on a single platform;

•	customer service and technical support; and

•	company reputation and size.
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
Sales, Marketing and Technical Support
     Sales. We use our global direct sales force to market and sell our systems. In addition, we use distributors to complement our direct sales and marketing efforts in certain international markets. Our total revenues from international product shipments were $57.3 million in 2006, $40.9 million in 2005, and $29.1 million in 2004. Our direct sales force maintains close contact with our customers and supports our distributors.
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
Manufacturing
     Our manufacturing operations consist primarily of materials planning and procurement, quality control, logistics, final assembly and testing and distribution. We outsource the manufacture and assembly of printed circuit board assemblies, certain interface cards and certain chassis to third party contract manufacturers and assembly companies. This manufacturing process enables us to operate without substantial space and personnel dedicated to manufacturing operations. As a result, we can conserve a significant portion of the working capital and capital expenditures that may be required for other operating needs.
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

     We plan to continue to make significant investments in research and development, including international investments where we currently operate development facilities in Bucharest, Romania and Kolkata, India. Our research and development expenses were $43.5 million in 2006, $32.4 million in 2005 and $25.0 million in 2004. These costs included stock-based compensation expense of $6.5 million in 2006 and $271,000 in 2004. There was no stock-based compensation expense in 2005.
Intellectual Property and Proprietary Rights
     Our success and ability to compete are dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of patent, trademark, trade secret and copyright laws and restrictions on disclosure to establish and protect our intellectual property. We have patent applications and existing patents in the United States and in other jurisdictions. We cannot be certain that those applications will result in the issuance of any patents, or that any such patents, if they are issued, or our existing patents, will be upheld. We also cannot be certain that such patents, if issued, or our existing patents, will be effective in protecting our proprietary technology. We have registered the Ixia name, the Ixia logo and certain other trademarks in the United States and in the European Union, and have filed for registration of additional trademarks.
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
Employees
     As of December 31, 2006, we had approximately 750 full-time employees. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing, and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.
Available Information
     Our website address is www.ixiacom.com. We make available free of charge through a link provided at such website our Forms 10-K, 10-Q and 8-K as well as any amendments thereto. Such reports are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors
     The statements that are not historical facts contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Form 10-K and in certain of our other Securities and Exchange Act Commission filings, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us.
Because we depend on a limited number of customers for a majority of our revenues, any cancellation, reduction or delay in purchases by these customers could significantly harm our revenues and results of operations
     Historically, a small number of customers has accounted for a significant portion of our total revenues. Specifically, sales to our largest customer, Cisco Systems, accounted for 25.7% of our total revenues in 2006, 35.2% of our total revenues in 2005 and 31.6% of our total revenues in 2004. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.
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
     We may experience a shortfall or delay in generating or recognizing revenues for a number of reasons. Orders on hand at the beginning of a quarter and orders generated in a quarter do not always result in the shipment of products and the recognition of revenues for that quarter. Failure to ship products by the end of the quarter in which they are ordered may adversely affect our operating results for that quarter. Our agreements with customers typically provide that the customer may delay scheduled delivery dates and cancel orders prior to shipment without penalty. Because we incur operating expenses based on anticipated revenues and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our results of operations.
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
Competition in our market could significantly harm our results of operations
     The market for our products is highly competitive. We face competition primarily from test equipment manufacturers such as Agilent Technologies, Spirent Communications and Anritsu. We also compete with a number of small companies which are focused on network performance analysis and measurement, wireless and IMS, and In-Service Test. Additionally, some of our significant customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has in the past accounted for a significant portion of our revenues, we cannot be certain that it will continue to do so.
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
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business
     Large network equipment manufactures have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features, to provide extended support and/or to reduce our prices. As we seek to sell more products to these large network equipment manufacturers, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition and amount of deferred revenues and may adversely affect our profitability and financial condition in the applicable periods affected.
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
The restatement in February 2007 of our consolidated financial statements for certain prior periods and related events could have a material adverse effect on us
     In February 2007, we restated our consolidated financial statements for certain prior periods to correct certain errors in those financial statements (the “Restatement”). These errors principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. In connection with the Restatement, we also corrected certain additional errors that we had previously identified and determined not to be material with respect to our consolidated financial statements for the affected periods. We corrected all of these errors through a restatement of: (i) our previously issued consolidated financial statements for the years ended December 31, 2005, 2004 and 2003; (ii) our unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004; (iii) our unaudited quarterly financial data for the quarter ended March 31, 2006 and for the quarter and six-month period ended June 30, 2006; and (iv) certain selected financial data for the years ended December 31, 2002 and 2001. We effected the Restatement on February 23, 2007 by filing with the Securities and Exchange Commission (the “Commission”) amendments to our Annual Report on Form 10-K for the year ended December 31, 2005 and to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The need for the Restatement also resulted in our inability to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “2006 Third Quarter Form 10-Q”). We also filed the 2006 Third Quarter Form 10-Q with the Commission on February 23, 2007.
     For additional information regarding the Restatement, please refer in this Form 10-K to (a) Part I, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (b) Part II, Item 9A, Controls and Procedures and (iii) Note 1 to the Notes to Consolidated Financial Statements included in Part II, Item 15.
     As a result of the Restatement, as well our failure to timely file our 2006 Third Quarter Form 10-Q, we have become subject to risks which include the following:
•	We could be subject to civil litigation, including class action shareholder actions, arising out of or relating to the Restatement and/or the late filing of our 2006 Third Quarter Form 10-Q, which litigation, if decided against us, could require us to pay substantial judgments, settlements or other penalties;

•	Negative publicity relating to the Restatement and/or our failure to timely file our 2006 Third Quarter Form 10-Q may adversely affect our business and the market price of our Common Stock;

•	In connection with the Restatement, we have identified in this Form 10-K a material weakness related to our internal control over financial reporting with respect to the completeness and accuracy of revenue reporting for implied PCS obligations and have concluded, because of the effects of this material weakness, that our internal control over financial reporting was ineffective as of December 31, 2006, which conclusion has risks which are further discussed in the next risk factor below;

•	Our failure to timely file our 2006 Third Quarter Form 10-Q with the Commission currently limits our ability to access the capital markets using short-form registration;

•	Due to any negative publicity with respect to the Restatement and/or our failure to timely file our 2006 Third Quarter Form 10-Q and the associated uncertainty in the equity markets, we may be unable to attract or retain the personnel necessary to achieve our business objectives;

•	Management’s focus on achieving our business objectives has been and may continue to be diverted to addressing (i) the effects of the Restatement and our failure to timely file our 2006 Third Quarter Form

10-Q, (ii) customers’, employees’, investors’ and regulators’ questions and concerns regarding the Restatement and our failure to timely file our 2006 Third Quarter Form 10-Q, (iii) any negative impact on Ixia’s public image with our customers and in the financial market caused by the Restatement and our failure to timely file our 2006 Third Quarter Form 10-Q, and (iv) any subsequent litigation that may result from the Restatement and/or our failure to timely file our 2006 Third Quarter Form 10-Q;

•	The Commission may review the Restatement and require further amendment of our public filings; and

•	We have incurred and may continue to incur significant expenses and costs associated with the Restatement and our failure to timely file our 2006 Third Quarter Form 10-Q.
     Each of these risks described above could have a material adverse effect on our business, results of operations, financial condition and liquidity.
We have identified a material weakness in our internal control over financial reporting and an ineffectiveness in our disclosure controls and procedures, which, if not remediated effectively, could have an adverse effect on the trading price of our Common Stock and otherwise seriously harm our business
     In connection with the Restatement and the assessment of our internal control over financial reporting pursuant to the rules promulgated by the Commission under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that as of December 31, 2006, (i) our disclosure controls and procedures were not effective and (ii) we had a material weakness in our internal control over financial reporting related to the completeness and accuracy of revenue reporting for implied PCS obligations. See Part II, Item 9A, Controls and Procedures, of this Form 10-K for additional information regarding the ineffectiveness of and material weakness in our controls as of December 31, 2006. As disclosed in Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Commission on February 23, 2007, management had previously concluded that as of December 31, 2005, our disclosure controls and procedures were ineffective and that we had the same material weakness in our internal control over financial reporting. Our inability to remediate the material weakness in our internal control over financial reporting and our ineffective disclosure controls promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934, as amended, in a timely manner. These effects could in turn adversely affect the trading price of our Common Stock and could result in a material misstatement of our financial position or results of operations and require a further restatement of our financial statements. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities. See “Remediation Efforts to Address Material Weakness” in Part II, Item 9A of this Form 10-K.
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

Continued growth will strain our operations and require us to incur costs to maintain and upgrade our management and operational resources
     We have experienced and are continuing to experience growth in our operations, including number of employees, products, facility locations, and customers. Unless we manage our growth effectively, we may have difficulty in operating our business. As a result, we may inaccurately forecast sales and materials requirements, fail to integrate new personnel or fail to maintain adequate internal controls, which may result in fluctuations in our operating results and cause the price of our stock to decline. We plan to continue to expand our operations which may place a significant strain on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our profitability could be significantly harmed.
If we are unable to expand our sales and distribution channels or are unable to successfully manage our expanded sales organization, our revenues and results of operations will be harmed
     Historically, we have relied primarily on a direct sales organization, supported by distributors, to sell our products. Our distribution strategy focuses primarily on developing and expanding our direct sales organization and our network of distributors. We may not be able to successfully expand our sales and distribution channels, and the cost of any expansion may exceed the revenues that we generate. To the extent that we are successful in expanding our sales and distribution channels, we cannot be certain that we will be able to compete successfully against the significantly larger and better-funded sales and marketing operations of many of our current or potential competitors. In some cases, we have granted exclusive rights to our distributors to market our products in their specified territories. Our distributors may not market our products effectively or devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our sales and support staff, or to maintain existing or establish new relationships with successful distributors, would harm our revenues and results of operations.
If we are unable to expand our international sales and distribution channels or manage them effectively, our results of operations would be harmed
     Historically, a significant portion of our sales have been made to customers in the United States. Our sales based on product shipments to the United States accounted for 68.2% of our total revenues in 2006, 72.9% of our total revenues in 2005 and 73.7% of our total revenues in 2004. In the past, distributors have generated a significant portion of our international sales. In the past, we have had distributors enter bankruptcy and were therefore terminated as distributors of our products. Losses of one or more of our international distributors or their failure to sell our products would limit our ability to sustain and grow our revenues in international markets. We intend to expand into additional international markets in Europe and in the Asia Pacific region, by adding distributors and international sales and support personnel. Our failure in these efforts could significantly harm our results of operations and decrease the value of our stock.
International activity may increase our cost of doing business or disrupt our business
     We plan to continue to expand our international operations and sales activities. Expansion of international operations will involve inherent risks that we may not be able to control, including:
•	supporting multiple languages;

•	recruiting, training and retaining international personnel;

•	increased complexity and costs of managing international operations;

•	growing demand for and cost of technical personnel;

•	increased exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that favor local competition;

•	changing governmental laws and regulations, including differing labor and employment laws and longer sales cycles;

•	reduced or limited protections of intellectual property rights;

•	more complicated logistical and distribution arrangements;

•	political and economic instability; and

•	difficulties in collecting receivables.
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
     For example, effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. As a result, our operating results for periods subsequent to December 31, 2005 contain charges for stock-based compensation expense related to employee share-based awards issued under our equity incentive plans. Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method prescribed by APB No. 25 “Accounting for Stock Issued to Employees” and related Interpretations and provided the pro forma disclosures required by SFAS 123. Applying the intrinsic value method generally resulted in no compensation expense being recognized related to our share-based awards in periods prior to our adoption of SFAS 123R. The adoption of SFAS 123R has had a material impact on our consolidated financial position and results of operations and will continue to have a material impact in future periods as a result of our continuing recognition of expense for stock-based compensation. We cannot predict the effect that this impact on our earnings will have on the price of our Common Stock, but such impact could be adverse.
Our business is subject to changing regulation of corporate governance and public disclosure that has resulted in increased costs and may continue to result in additional costs in the future
     We are subject to rules and regulations of federal and state regulatory authorities, The Nasdaq Stock Market and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued new requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”). Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.
     In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of our assessment and the internal control over financial reporting, has required, and continues to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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
Our failure to protect our intellectual property may significantly harm our results of operations and reputation
     Our success and ability to compete is dependent in part on our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of patent, trade secret, trademark and copyright laws to establish and protect our intellectual property. To date, we have relied primarily on trade secret laws to protect our proprietary processes and know-how. We have patent applications and existing patents in the United States and other jurisdictions. We cannot be certain that any of these applications will issue into patents or that any such patents, if issued, or our existing patents, will be upheld. We also cannot be certain that our existing patents and any such additional patents, if issued, will be effective in protecting our proprietary technology.
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
     Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our results of operations. Any claims, with or without merit, could:
•	be time-consuming;

•	result in costly litigation;

•	divert the efforts of our technical and management personnel;

•	require us to develop alternative technology, thereby causing product shipment delays and the loss or deferral of revenues;

•	require us to cease selling the products containing the intellectual property at issue;

•	require us to pay substantial damage awards;

•	damage our reputation; or

•	require us to enter into royalty or licensing agreements which, if required, may not be available on terms acceptable to us, if at all.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders during the fourth quarter of 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Registered Securities
     (a) Market Price, Dividends and Related Matters
     Ixia’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “XXIA.” Until July 3, 2006, Ixia’s Common Stock was traded on the Nasdaq National Market. The following table sets forth the high and low closing sales prices of our Common Stock as reported on The Nasdaq Stock Market for the following time periods.

	High	Low
2006
First quarter	$15.04	$11.62
Second quarter	13.91	8.68
Third quarter	10.28	7.31
Fourth quarter	10.26	8.70

2005
First quarter	$19.36	$13.46
Second quarter	21.17	13.96
Third quarter	20.00	14.71
Fourth quarter	15.20	10.25
     On March 1, 2007 the closing sales price reported for our Common Stock was $11.23 per share, and as of that date there were approximately 33 shareholders of record.
     We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future.

     The following graph compares the cumulative total return on the Company’s Common Stock with the cumulative total return of the Nasdaq Composite Index, the Nasdaq Computer Manufacturers Index and the Nasdaq Telecommunications Index for the five-year period commencing January 1, 2002. Ixia is one of the companies that makes up the Nasdaq Telecommunications Index. Although the Company has used the Nasdaq Computer Manufacturers Index for peer comparisons in prior years, the Company believes that its peer comparisons are best done against the Nasdaq Telecommunications Index rather than the Nasdaq Computer Manufacturers Index. The Company will therefore use the Nasdaq Telecommunications Index for benchmark comparisons in the future. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of Five-Year Cumulative Total Return*
among Ixia, the Nasdaq Composite Index, the Nasdaq Computer
Manufacturers Index and the Nasdaq Telecommunications Index

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Ixia	$100	$28.40	$91.05	$130.82	$115.18	$74.71

Nasdaq Composite Index	100	69.66	99.71	113.79	114.47	124.20

Nasdaq Computer Mfrs. Index	100	67.48	109.37	115.04	107.28	134.84

Nasdaq Telecommunications Index	100	61.62	110.79	106.16	100.63	127.11

*	Assumes (i) $100 invested on December 31, 2001 in Ixia Common Stock, the Nasdaq Composite Index, the Nasdaq Computer Manufacturers Index and the Nasdaq Telecommunications Index and (ii) immediate reinvestment of all dividends.

(b) Use of Proceeds
None.
(c) Issuer Repurchases of Equity Securities
No securities were repurchased by us during any month during the fourth quarter of 2006.

Item 6. Selected Financial Data
     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statement of income data set forth below for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data set forth below for the year ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2004 are derived from the audited consolidated financial statements not included herein, but which were previously filed with the SEC. The consolidated statement of income data for the year ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2003 and 2002 conform to the consolidated financial statements included in this Form 10-K and are presented herein on an unaudited basis.

	Year Ended December 31,
	2006 (2)	2005	2004	2003	2002
Consolidated Statement of Income Data (in thousands, except per share data):
Revenues:
Products	$155,388	$130,045	$97,200	$72,674	$55,699
Services	24,744	20,808	13,464	7,400	5,861

Total revenues	180,132	150,853	110,664	80,074	61,560

Costs and operating expenses: (1)
Cost of revenues — products	29,437	24,239	20,592	15,661	13,310
Cost of revenues — amortization of purchased technology	4,705	3,891	3,044	1,183	—
Cost of revenues — services	2,681	2,216	1,423	1,208	843
Research and development	43,450	32,404	24,960	21,980	20,386
Sales and marketing	59,020	39,359	30,566	23,942	19,974
General and administrative	23,800	16,438	12,479	9,179	7,852
Amortization of intangible assets	1,745	1,278	1,532	1,070	941
Impairment of goodwill and other intangible assets	—	—	—	410	1,677

Total costs and operating expenses	164,838	119,825	94,596	74,633	64,983

Income (loss) from operations	15,294	31,028	16,068	5,441	(3,423)
Interest and other income, net	9,409	5,055	2,960	3,062	2,743

Income (loss) before income taxes	24,703	36,083	19,028	8,503	(680)
Income tax expense (benefit)	11,222	7,593	4,007	1,912	(403)

Net income (loss)	$13,481	$28,490	$15,021	$6,591	$(277)

Earnings (loss) per share:
Basic	$0.20	$0.44	$0.25	$0.11	$(0.00)
Diluted	$0.20	$0.41	$0.23	$0.11	$(0.00)

Weighted average number of common and common equivalent shares outstanding:
Basic	67,005	65,168	60,687	58,344	56,902
Diluted	68,792	69,227	64,745	62,227	56,902

	Year Ended December 31,
	2006 (2)	2005	2004	2003	2002

(1) Stock-based compensation included in:
Cost of revenues — products	$590	$—	$30	$157	$398
Cost of revenues — services	224	—	3	7	56
Research and development	6,481	—	271	1,316	2,864
Sales and marketing	7,838	—	77	159	1,329
General and administrative	2,890	—	38	280	658

(2)	Due to the adoption of SFAS 123R effective January 1, 2006, our results of operations for 2006 include $18.0 million of pre-tax stock-based compensation expense (approximately $13.9 million on an after tax basis).

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$64,644	$51,837	$16,383	$21,133	$45,265
Short-term investments in marketable securities	152,703	124,456	81,757	42,718	25,650
Working capital	235,168	191,176	104,515	74,032	80,210
Long-term investments in marketable securities	4,354	25,392	49,015	58,072	51,306
Total assets	349,059	322,216	241,451	191,115	162,413
Total shareholders’ equity	300,789	263,480	193,491	157,477	141,703
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2006, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.
Restatement of Previously Issued Financial Statements
     As discussed further in Note 1 of the “Notes to Consolidated Financial Statements” contained in Part II, Item 15 of this Form 10-K, in February 2007 we restated: (i) our previously issued consolidated financial statements for the years ended December 31, 2005, 2004 and 2003; (ii) our unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004; (iii) our unaudited quarterly financial data for the quarter ended March 31, 2006 and for the quarter and six-month period ended June 30, 2006; and (iv) certain selected financial data for the years ended December 31, 2002 and 2001. We effected the restatement on February 23, 2007 by filing with the Commission amendments to our Annual Report on Form 10-K for the year ended December 31, 2005 and to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. We restated our consolidated financial statements as the result of certain errors that existed in our previously issued financial statements, principally related to our application of Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) with respect to the accounting for implied post contract customer support (“PCS”) obligations. All referenced amounts in this Form 10-K with respect to prior periods and all prior period comparisons reflect the balances and amounts on a restated basis where applicable. As a result of the issues identified during the Company’s review which resulted in the need to restate previously issued financial statements, the Company has implemented changes to its internal control over financial reporting and has also commenced further improvement initiatives in its financial reporting systems. For a discussion of those changes and initiatives, see Part II, Item 9A, Controls and Procedures of this Form 10-K.

Business Overview
     We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of Video Telephony. Customers also use our performance applications to test and verify web, internet, security, and business applications.
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12 month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended December 31, 2006, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services at the edge of the internet and in enterprise applications, where demand has increased during the three years ended December 31, 2006. Over the same time period, product shipments for our SONET interface cards have not been significant. Looking forward, we expect demand for our Ethernet interface cards to remain strong and we expect demand for our SONET interface cards to decline or remain consistent with our historical experience. Our growth over the past three years has also been driven by increasing shipments of our software products, including our IxChariot and IxLoad products. The increase in software shipments is the result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Looking forward, we expect demand for our software products to remain strong.
     Sales to our largest customer accounted for approximately $46.3 million or 25.7% of our total revenues in 2006, $53.0 million or 35.2% of our total revenues in 2005 and $34.9 million or 31.6% of our total revenues in 2004. In addition, to date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer or customer type may diminish.
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
     In cases where VSOE only exists for the undelivered elements such as PCS, we apply the residual method to recognize revenue. Under the residual method, the total arrangement fee is allocated first to the undelivered elements, typically PCS, based on their VSOE, and the residual portion of the fee is allocated to the delivered elements, typically our hardware and software products, and is recognized as revenue assuming all other revenue recognition criteria as described above have been met.
     If VSOE cannot be determined for all undelivered elements of an arrangement, we defer revenue until the earlier of (i) the delivery of all elements or (ii) the establishment of VSOE for all undelivered elements, provided that if the only undelivered element is PCS or a service, the total fee of the arrangement is recognized as revenue over the PCS or service term.
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12 month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. In connection with the restatement described in Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005, in our Amendments on Form 10-Q/A to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and in certain of our other filings with the Securities and Exchange Commission (the “Commission”), in December 2006 we completed the implementation of a license management system for all of our significant software products. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. For the years ended December 31, 2006, 2005 and 2004, services revenues related to our implied PCS obligations approximated $8.4 million, $8.3 million and $6.3 million, respectively. For the years ended December 31, 2006, 2005 and 2004, approximately $25.9 million, $1.1 million and $0, respectively, of deferred revenue relating to implied PCS was reversed and recognized as product revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. Future reversals of implied PCS deferred revenue are not expected to be significant over the near term as a result of the license management of additional products and our determination not to provide PCS after the expiration of the contractual PCS period.
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
     Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and operations personnel. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services and the warranty cost of hardware to be replaced or repaired during the warranty coverage period. Cost of revenues also includes the amortization of purchased intangible assets in connection with our acquisitions of certain product lines and technologies.
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
     In the near term, we anticipate that our cost of revenues as a percentage of total revenues may increase, excluding the effects of any reversals of implied PCS obligations, due to lower sales prices on larger transactions as a result of increased competition.
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, and amortization of intangible assets. In the near term, we expect total operating expenses to modestly increase in dollar terms as we seek to attain our strategic product development objectives, meet changing customer requirements and technological advances, grow and maintain our direct sales force, and expand our administrative infrastructure.
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
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairment of long-lived assets, stock-based compensation expense, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     We apply the following critical accounting policies in the preparation of our consolidated financial statements:
•	Revenue Recognition Policy. We recognize revenue as discussed in “Revenues” in the “Business Overview” section of Item 7.

•	Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on our best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. We review the allowance for doubtful accounts monthly. Past due balances of 60 days and over are reviewed individually for collectibility. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

•	Write-Down of Obsolete Inventory. We write-down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand is less favorable than our initial estimate, additional inventory write-downs may be required.

•	Income Taxes. We determine deferred taxes based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce net deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance we consider estimates of future taxable income and ongoing prudent and feasible tax planning strategies. We also assess the likelihood of the ultimate determination of various income tax positions that may arise in different tax jurisdictions. These tax matters can be complex in nature and uncertain as to the ultimate outcome. We establish reserves for these tax positions, or contingencies, when we believe an unfavorable outcome is likely to occur and the liability can be reasonably estimated. Although we believe these positions are fully supportable, we consider the likelihood of potential challenges and sustainability of such challenges upon examination. Changes in our tax contingency reserves have occurred and are likely to continue to occur as our assessments change based on current facts and circumstances such as further developments and progress of tax examinations. A revision in our estimates of our reserves for tax contingencies, which would include the resolution of an applicable contingency, will be reflected as an adjustment to our income tax expense at the time of the change in our estimates. Such revisions could materially impact our effective tax rate, income tax expense and net income.

•	Acquisition Purchase Price Allocation. When we acquire a business, product line or rights to a product or technology, we allocate the purchase price, including related transaction costs, to the various tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. To assist in this process, we may obtain appraisals from valuation specialists for certain of these items. Most of the assumptions used to determine fair value are made based on forecasted information. The useful lives of amortizable intangible assets are reviewed for reasonableness periodically by management in light of current conditions.

•	Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable definite life intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 144 which generally requires that we assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. To the extent that the estimated undiscounted cash flows fall below the carrying value of the intangible or other long lived assets we write-down the assets to fair value. Fair value is generally determined based on discounted cash flows. Determining the fair value based on discounted cash flows is subjective in nature and often involves the use of significant estimates and assumptions about future results and discount rates. We evaluate the recoverability of our goodwill in accordance with SFAS 142 which requires us to assess our goodwill annually for impairment. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the fair value.

•	Stock-Based Compensation Expense. Effective January 1, 2006, we adopted SFAS 123R. SFAS 123R requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on their respective fair values for accounting purposes on the grant date. Under this standard, the fair value of each share-based award is estimated on the date of grant using an option-pricing model that meets certain requirements. We currently use the Black-Scholes model to estimate the fair value of our share-based awards which meets the requirements of SFAS 123R. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. Stock-based compensation expense recognized in our consolidated financial statements in 2006 and thereafter will be based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional share-based awards to employees, our stock-based compensation expense may increase by the additional unearned compensation resulting from those grants. Had we adopted SFAS 123R in prior periods, the impact would have been similar to the current pro forma disclosures required under SFAS 123 (see Notes 1 and 8 to our Consolidated Financial Statements).

•	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, in accordance with SFAS 5, “Accounting for Contingencies,” and we record accruals when the loss is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances of each situation and in some instances based in part on the advice of outside legal counsel.

Results of Operations
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues:
Products	86.3%	86.2%	87.8%
Services	13.7	13.8	12.2

Total revenues	100.0	100.0	100.0

Costs and operating expenses: (1)
Cost of revenues — products	16.3	16.1	18.6
Cost of revenues — amortization of purchased technology	2.6	2.6	2.8
Cost of revenues — services	1.5	1.5	1.3
Research and development	24.1	21.4	22.5
Sales and marketing	32.8	26.0	27.6
General and administrative	13.2	10.9	11.3
Amortization of intangible assets	1.0	0.9	1.4

Total costs and operating expenses	91.5	79.4	85.5

Income from operations	8.5	20.6	14.5
Interest and other income, net	5.2	3.3	2.7

Income before income taxes	13.7	23.9	17.2
Income tax expense	6.2	5.0	3.6

Net income	7.5%	18.9%	13.6%

(1) Stock-based compensation included in:
Cost of revenues — products	0.3%	0.0%	0.0%
Cost of revenues — services	0.1	0.0	0.0
Research and development	3.6	0.0	0.2
Sales and marketing	4.4	0.0	0.1
General and administrative	1.6	0.0	0.0
Comparison of the Years Ended December 31, 2006 and 2005
     Revenues. In 2006, total revenues increased 19.4% to $180.1 million from the $150.9 million recorded in 2005. This overall increase primarily relates to the $25.3 million increase in product revenues in 2006 over the same period in 2005 due to the $25.9 million of implied PCS deferred revenue that was reversed and recognized as revenue during the year ended December 31, 2006, as compared to reversals of $1.1 million during the year ended December 31, 2005, as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. Services revenues in 2006 grew by $3.9 million over 2005 primarily due to the ratable recognition of revenues related to our initial and extended contractual PCS obligations which directly relates to the significant sequential increases in shipments of our software products during the preceding years. In 2006, total revenues from Cisco Systems, our largest account, decreased to $46.3 million from the $53.0 million in 2005.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 20.4% in 2006 from 20.1% in 2005. Excluding the reversals of implied PCS deferred revenue of $25.9 million and $1.1 million from total revenues in 2006 and 2005, respectively, total cost of revenues as a percentage of total revenues was 23.9% and 20.3%, respectively. This increase in the total cost of revenues percentage for the year ended December 31, 2006 was due in part to competitive pricing pressures on certain larger deals during 2006 and the impact of stock-based compensation expense of $814,000 recognized during 2006 as a result of the adoption of SFAS 123R effective January 1, 2006. Our cost of product revenues in 2006, excluding stock-based compensation expense of

$590,000, increased 19.0% to $28.8 million from the $24.2 million in 2005. This increase was primarily due to some increases in component and other inventory related costs. Amortization of purchased technology increased to $4.7 million in 2006 from the $3.9 million in 2005. This increase related to the higher amortization of intangible asset charges associated with the July 2005 purchase of Communication Machinery Corporation, the January 2006 purchase of certain product lines from Dilithium Networks and the June 2006 acquisition of certain technology from Bell Canada. In 2006, our cost of providing services increased by $465,000 to $2.7 million from the $2.2 million in 2005 due to the adoption of SFAS 123R effective January 1, 2006 which resulted in the recognition of stock-based compensation expense of $224,000 in 2006 and due to costs associated with certain initiatives related to our professional services business.
     Research and Development Expenses. In 2006, research and development expenses increased 34.1% to $43.5 million from the $32.4 million recorded in 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $6.5 million recorded during the year ended December 31, 2006. The increase in research and development expenses in 2006 compared to 2005 was also due to higher compensation and related employee costs of approximately $2.3 million, an increase in facilities costs of approximately $1.1 million and higher depreciation expense of $1.2 million. The increases in compensation, facilities costs and depreciation in 2006 as compared to 2005 were due in part to the expansion of our international development operations in India and Romania.
     Sales and Marketing Expenses. In 2006, sales and marketing expenses increased 50.0% to $59.0 million from the $39.4 million recorded in 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $7.8 million recorded during the year ended December 31, 2006. The increase in sales and marketing expenses in 2006 compared to 2005 was also due to a higher number of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of approximately $8.4 million. Additionally, depreciation expense increased by approximately $1.1 million and facility expenses increased by approximately $1.2 million in 2006 as compared to 2005. These increases were due in part to the increased use of our products by sales and marketing personnel and our new facility in the United Kingdom.
     General and Administrative Expenses. In 2006, general and administrative expenses increased 44.8% to $23.8 million from the $16.4 million recorded in 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $2.9 million recorded during the year ended December 31, 2006. The increase in general and administrative expenses in 2006 compared to 2005 also related to the restatement of certain of our previously filed financial statements as more fully described in our Amended 2005 Form 10-K, in our Amendments on Form 10-Q/A to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and in certain of our other filings with the Securities and Exchange Commission (the “Commission”). The incremental costs related to the restatement approximated $1.3 million during 2006 and related primarily to additional legal and accounting fees. The increase in general and administrative expenses in 2006 compared to 2005 was also due to the expansion of our administrative infrastructure in 2006, which resulted in an increase in facility expenses, including certain internal system support costs, of $834,000, an increase in salary and benefit costs of just over $750,000 and an increase in depreciation expense of approximately $630,000 in 2006 as compared to 2005.
     Amortization of Intangible Assets. In 2006, amortization of intangible assets increased to $1.7 million from the $1.3 million recorded in 2005. This increase in 2006 as compared to 2005 was primarily the result of increases in intangible assets resulting from the July 2005 purchase of Communication Machinery Corporation, the January 2006 purchase of certain product lines from Dilithium Networks and the June 2006 acquisition of certain technology from Bell Canada.
     Interest and Other Income, Net. Interest and other income, net increased to $9.4 million in 2006 from the $5.1 million recorded in 2005. This increase was largely attributable to higher interest rates and larger cash and investment balances in the aggregate during 2006 as compared to 2005.
     Income Tax Expense. Income tax expense increased to $11.2 million, or an effective rate of 45.4%, in 2006 from $7.6 million, or an effective rate of 21.0%, in 2005. The effective tax rate in 2006 differs from the effective tax rate in 2005 primarily due to the impact of stock-based compensation as recognized pursuant to SFAS 123R, as certain stock-based compensation charges, such as those associated with incentive stock options, may not be tax deductible. The effective tax rate for 2006 as compared to the effective tax rate for 2005 was also adversely impacted by lower research and development tax credits in 2006 and due to a decreased amount of tax benefits in 2006 related to the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements.
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
Liquidity and Capital Resources
     As of December 31, 2006, we had cash and cash equivalents of $64.6 million compared to $51.8 million as of December 31, 2005. Our cash, cash equivalents and short and long-term investments, when viewed as a whole, totaled $221.7 million as of December 31, 2006 compared to $201.7 million as of December 31, 2005.
     Net cash provided by operating activities was $33.9 million in 2006, $50.0 million in 2005 and $29.4 million in 2004. Net cash generated from operations in 2006, 2005 and 2004 was primarily provided by net income of $13.5 million, $28.5 million and $15.0 million, respectively, adjusted for non-cash items and changes in working capital components. In 2006, 2005 and 2004, non-cash items included $16.5 million, $11.1 million and $8.0 million, respectively, for depreciation and amortization of fixed and intangible assets. In 2006, non-cash items also included stock-based compensation charges of $18.0 million related to the adoption of SFAS 123R effective January 1, 2006. In 2005 and 2004, non-cash items included $14.9 million and $4.5 million, respectively, related to certain tax benefits of stock option transactions, which were partially offset by the $8.1 million and $1.7 million increases in net deferred tax assets, respectively. In 2006, net deferred tax assets decreased by $5.7 million due in part to the increase in reversals of implied PCS deferred revenue in 2006 as compared to 2005. In 2006, 2005 and 2004, changes in working capital included a reduction of $5.0 million, $9.4 million and $5.1 million, respectively, for increases in accounts receivable due in part to the timing of shipments to customers. In 2005 and 2004, deferred revenues increased by $10.3 million and $7.6 million, respectively, related to additional deferrals of revenue for implied and contractual PCS obligations, whereas in 2006, deferred revenues decreased by $15.0 million primarily due to reversals of implied PCS deferred revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period.
     Cash used in investing activities was $27.0 million in 2006, $41.2 million in 2005 and $46.5 million in 2004. In 2006, cash used in investing activities principally consisted of $7.2 million related to the net purchases of marketable securities, $12.3 million for the purchase of property and equipment, $5.2 million related to the January 2006 purchase of certain product lines from Dilithium Networks and $2.1 million related to the June 2006 acquisition of certain technology from Bell Canada. In 2005, cash used in investing activities principally consisted of $19.1 million related to the net purchases of marketable securities, $13.4 million for the purchase of property and equipment, $4.2 million related to the July 2005 acquisition of Communication Machinery Corporation, $2.5 million related to the January 2005 purchase of the remaining assets of the Chariot business from NetIQ, and $1.9 million related to the January 2005 payment of the remainder of the G3 Nova contingent earnout. In 2004, cash used in investing activities principally consisted of $30.0 million related to the net purchases of marketable securities, $8.7 million used for the purchase of property and equipment, and $6.4 million related to the February 2004 acquisition of G3 Nova and subsequently earned contingent payments based upon sales of G3 Nova products.
     In 2006, financing activities provided $5.9 million and consisted of $5.6 million from the proceeds related to the exercise of stock options and stock purchases through the employee stock purchase plan, and $255,000 from the excess tax benefits from stock-based compensation pursuant to the guidance of SFAS 123R, which was adopted January 1, 2006. Financing activities provided $26.6 million in 2005 and $12.3 million in 2004 and consisted exclusively of proceeds from the exercise of stock options and stock purchases through the employee stock purchase plan.
     As of December 31, 2006, we had no material commitments for capital expenditures. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission, and our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 with the Commission currently limits our ability to access the capital markets using short-form registration.
Financial Commitments
     Our significant financial commitments at December 31, 2006 are as follows (in thousands):

		Year Ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Operating leases	$9,879	$4,059	$2,286	$980	$861	$544	$1,149
Purchase obligations(1)	7,280	7,280	—	—	—	—	—

Total	$17,159	$11,339	$2,286	$980	$861	$544	$1,149

(1)	In the normal course of business we issue purchase orders to certain of our contract manufacturers to produce specified quantities of certain interface cards and chassis. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized as earnings at each subsequent reporting date. SFAS 159 is effective fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a significant impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which establishes a dual approach that requires the quantification of financial statement errors on a single quantification framework to be used by all public companies. Under SAB 108, financial statement errors will be quantified based on the effects of the error on each of a company’s financial statements and the related disclosures. This dual approach requires that errors be quantified under both the iron-curtain method, which focuses primarily on the effect of correcting the period-end balance sheet, and the roll-over method, which focuses primarily on the impact of an error on the income statement. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on December 31, 2006. The adoption of SAB 108 did not have a significant impact on our consolidated financial position, results of operations or cash flows.
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
     In June 2006, the FASB issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We will adopt FIN 48 effective January 1, 2007. The adoption of FIN 48 is not anticipated to have a significant impact on our consolidated financial position, results of operations or cash flows.

     In June 2006, the FASB ratified EITF Issue No. 06-03, “How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-03 also provides that the presentation of such taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements, and disclose any such taxes that are reported on a gross basis, if material, for each period for which an income statement is presented. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. We will adopt EITF 06-03 effective January 1, 2007. The adoption of EITF 06-03 is not anticipated to have a significant impact on our consolidated financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government debt securities, corporate debt securities, auction rate securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our consolidated operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by 10 percent from the levels as of December 31, 2006, the decline in the fair market value of the portfolio would not be material to our consolidated financial position, results of operations or cash flows.
Exchange Rate Sensitivity
     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales and development operations outside of the United States, we do have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee, Chinese Yuan and British Pound. We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.
Item 8. Financial Statements and Supplementary Data
     Our financial statements and supplementary data required by this Item are provided in the consolidated financial statements of the Company included in this Form 10-K as listed in Item 15(a) of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Restatement
     In February 2007, we restated: (i) our previously issued consolidated financial statements for the years ended December 31, 2005, 2004 and 2003; (ii) our unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004; (iii) our unaudited quarterly financial data for the quarter ended March 31, 2006 and for the quarter and six-month period ended June 30, 2006; and (iv) certain selected financial data for the years ended December 31, 2002 and 2001. The Restatement was principally related to the correction of errors in our recognition of revenue for implied post contract customer support (“PCS”) obligations in accordance with AICPA Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (collectively, “SOP 97-2”).
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
     In November 2006 and as a result of the findings during the accounting review, management recommended to the Audit Committee, and the Audit Committee concurred with the recommendation, that we restate our consolidated financial statements for certain prior periods to correct our recognition of revenue related to the provision of unspecified software upgrades and support for products for which the contractual PCS period had expired, which upgrades and support had created implied PCS obligations for those products that extended beyond the contractual PCS periods. The implied PCS obligations should have resulted in an additional deferral of revenue when the products were initially shipped. Specifically, SOP 97-2 required that we re-allocate certain previously reported product revenues, which revenues had generally been recognized at the time of product shipment, to implied PCS revenues, which revenues are required to be recognized over the multi-year period during which the implied PCS obligations are in effect (such multi-year period would typically begin 12 months after the date of product shipment). As noted above, our previous practice at the time of sale of a software product was to allocate revenue to PCS only for the initial contractual 12 months of PCS.
     As disclosed in Part II, Item 9A of Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Commission on February 23, 2007 (the “Amended 2005 Form 10-K), our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the Company did not maintain effective internal control over financial reporting because of a material weakness in the Company’s controls over the completeness and accuracy of revenue reporting for implied PCS obligations. Our Chief Executive Officer and Chief Financial Officer also concluded that, in light of the material weakness, the Company’s disclosure controls and procedures were ineffective as of December 31, 2005.
Evaluation of Disclosure Controls and Procedures
     Attached as Exhibits 31.1, 31.2 and 32.1 to this Form 10-K are certifications by our Chief Executive Officer and Chief Financial Officer. The certifications attached as Exhibits 31.1 and 31.2 are required under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The information contained below relates to the “Controls Evaluation” referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.
     As of December 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.
     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2006 and have determined that, because of the material weakness in our internal control over financial reporting described below that existed as of December 31, 2005 and that continued to exist as of December 31, 2006, our disclosure controls and procedures were not effective as of December 31, 2006.
     Notwithstanding the ineffectiveness of our disclosure controls and procedures as of December 31, 2006 and the material weakness in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
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
     As of December 31, 2006, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As of December 31, 2006 we did not maintain effective controls over the completeness and accuracy of revenue reporting for implied PCS obligations. Specifically, we did not maintain effective controls to ensure that (i) we did not provide software upgrades and support to customers after the expiration of the contractual PCS periods and (ii) the circumstances under which our sales and support personnel provided software upgrades and support beyond the contractual periods were adequately identified, communicated to, and reviewed by our finance personnel to ensure the proper recognition of revenue for implied PCS obligations in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our 2005, 2004 and 2003 annual consolidated financial statements, all of our interim condensed consolidated financial statements for 2005 and 2004 as well as the first two interim periods of 2006. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.
     Because of the material weakness described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on criteria established in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     Management’s assessment of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Remediation Efforts to Address Material Weakness
     Our management has worked, and continues to work, to strengthen both our disclosure controls and procedures and our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. Since identifying in 2006 the material weakness in our internal control over financial reporting that existed as of December 31, 2005 and the related ineffectiveness of our disclosure controls and procedures and internal control over financial reporting, we have taken, and have committed to take, a number of actions in an effort to address such ineffectiveness and to remediate the material weakness that existed at December 31, 2005 and that continued to exist at December 31, 2006. The actions that we have taken and that we will take in order to prevent the recurrence of circumstances such as those that resulted in the Restatement include, without limitation, the following:
•	License Management System (“LMS”) — In December 2006, we completed the implementation of a license management system, or LMS, for all of our significant software products. This system locks a software license to a specific computer or Ixia hardware chassis on which our software resides and manages the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. The use of the LMS to control our software upgrades is a significant improvement over the use of our legacy password system that did not sufficiently control the circumstances under which upgrades were provided for many of our software products. Under our legacy password system, the software upgrade files were protected with passwords that were readily accessible to sales and support personnel. These passwords were not frequently changed and were not provided under any system of license management. During the accounting review, management determined that, for a variety of reasons, including to (i) provide bug fixes, (ii) facilitate the sale of new products that did not function with a customer’s existing Ixia products, and (iii) meet competitive pressures, our sales and support personnel used such readily accessible passwords and/or disseminated them to customers to provide software upgrades at a time when the customers were not contractually entitled to receive such PCS. The practices were not documented (for example, on sales quotations or customer purchase orders) in a manner that identified them to our management and finance personnel to enable them to review and account for them in accordance with SOP 97-2. As a result, we did not, as required by SOP 97-2, defer revenue for these implied PCS obligations. Our completion during the fourth quarter of 2006 of a license management system for all of our significant software products now provides us with an effective preventative control in that the license management system restricts the provision of software upgrades to only those customers that are entitled to such upgrades. This system should eliminate the possibility of customers receiving free PCS without the knowledge of our finance personnel. For certain software products that are not subject to license management and for certain customers for which free extended PCS periods are to be provided, we will defer revenue for implied PCS obligations in accordance with SOP 97-2.

•	Enhanced Revenue Recognition Policies and Practices — During the quarter ended December 31, 2006 and in light of the Company’s accounting review and Restatement, we thoroughly reviewed, supplemented and clarified our written revenue recognition policies and practices in an effort to ensure that our sales, support and other personnel are aware of and clearly understand these policies. The Audit Committee has reviewed, and we are currently in the process of finalizing, the enhanced documentation for our revenue recognition policies and practices. By the end of the first quarter of 2007, members of senior management and finance will distribute the revised and enhanced revenue recognition policies and practices to all Company personnel. We will also post a copy of the policies and practices on our Intranet site for easy reference.

•	Communication and Training Regarding PCS and Revenue Recognition Policies — Subsequent to the determination that we had a practice of providing software upgrades and support to certain customers that differed from our standard PCS policies and contractual agreements beginning in the quarter ended December 31, 2006, we have expressly and repeatedly communicated and reinforced, both orally and in writing, to our sales, support, management and finance personnel, our policy with respect to the provision of PCS services (i.e., no unauthorized “out-of-maintenance” services should be provided). We have also begun to create additional training materials regarding our PCS and revenue recognition policies, which materials will be distributed to our sales, support, product management and order management personnel (as well as to new hires in those groups) in order to ensure that such personnel appropriately understand and consider these policies in the course of their employment with the Company. These materials will include copies of the policies and an explanation of the role that sales and support personnel play in ensuring that we comply with those policies. In 2007, we plan to continue to enhance our communication and training program regarding PCS and revenue recognition policies by conducting a number of revenue recognition training sessions that will be presented by persons having expertise in SOP 97-2 and in-depth knowledge regarding our business, our PCS policies and our revenue recognition policies and practices. The training program included training provided at our January 2007 international sales conference for all sales personnel and will include new hire training, as well as annual, mandatory training sessions and regular refresher sessions. To the extent practicable, we will conduct training in person and in small group sessions to enhance the effectiveness of the training. In 2006, we also communicated to our sales and customer support personnel that we will take appropriate disciplinary actions, up to and including termination of employment, if they do not comply with our PCS policies and our policies and procedures that affect our accounting for matters relating to revenue recognition.

•	Communication among Functional Groups within the Company — The practices and errors that resulted in the Restatement occurred in part because of a lack of effective communication among various Ixia departments and specifically between our finance group, on the one hand, and our sales and customer support personnel, on the other. The Company is in the process of implementing more formalized and regular communications among the various functional groups within the Company, including finance, sales, customer support, product management and order management personnel, with respect to matters that may affect the Company’s accounting and financial reporting. The Company plans, among other things, to arrange for regular meetings between members of these departments and finance and for discussions across departments regarding field-level and other practices that may affect the Company’s accounting and financial statements.

•	Finance Group — The Company has taken and is continuing to take steps to ensure that the Company’s finance group receives adequate resources and is effectively staffed and organized. The Company is also requiring that its finance personnel regularly attend continuing education training courses in accounting and finance to enhance their knowledge of and expertise in the accounting principles applicable to the Company’s business and particularly SOP 97-2.

•	Revenue Recognition Senior Manager — In late February 2007, we further strengthened our control environment with respect to revenue recognition by hiring a Senior Manager, Revenue Recognition who has technical understanding and experience in this highly complex area. This individual, who is a certified public accountant is responsible for monitoring and helping ensure compliance with our revenue recognition policies, including training our internal personnel (e.g., sales, finance, customer support, product management and order management personnel) with regard to the policies, participating in reviewing contract provisions and sales and other business practices, including our PCS policies and practices, that affect revenue recognition and overseeing the implementation of and monitoring controls designed to ensure compliance with our revenue recognition policies and GAAP.

•	Quarterly Certification Letters — We have also revised, supplemented and clarified the certification letters that certain sales personnel are required to execute on a quarterly basis regarding the absence of side letter agreements and concessions and regarding other matters that affect our accounting for sales transactions. We have revised these certifications to ensure that the persons signing them clearly understand the meaning of the representations that they are making in the certifications, including representations that would require them to identify any circumstances that might give rise to implied PCS obligations, and that they clearly understand the PCS practices that are prohibited, as well as the consequences to the individual and to the Company of violating those prohibitions. We first presented

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
     As noted above under “Management’s Report on Internal Control over Financial Reporting,” notwithstanding the remediation measures that, as described above, were completed by the Company prior to December 31, 2006, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006. Management believes that while we had made substantial progress prior to December 31, 2006 in implementing the remediation measures that are outlined above, the completion of certain measures, such as the formal communication of our revenue recognition policies and practices to all Company personnel and the hiring of our Revenue Recognition Senior Manager, was necessary in order to fully remediate the material weakness. As indicated above, we will continue to work to complete the implementation of these measures and we will carefully monitor the improvements in our controls over the completeness and accuracy of revenue reporting for implied PCS obligations in order to ensure remediation of the material weakness. We will also continue to seek to actively identify, develop and implement additional measures that are reasonably likely to materially improve and strengthen our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     As described above under “Remediation Efforts to Address Material Weakness,” there were changes in internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting related to the License Management System.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 25, 2007, which information will appear under the captions entitled “Proposal 1 — Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2006.
     The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 25, 2007, which information will appear under the captions “Proposal 1 — Election of Directors - Compensation of Directors,” “Executive Compensation and Other Information,” “Compensation Discussion and Analysis” and “Compensation Committee Report on Executive Compensation.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 25, 2007, which information will appear under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Executive Compensation and other Information — Equity Compensation Plan Information.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2006.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 25, 2007, which information will appear under the caption entitled “Certain Relationships and Related Transactions” and “Proposal 1 — Election of Directors.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2006.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 25, 2007, which information will appear under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP.”
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
  (3) Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended(1)

3.2	Bylaws, as amended(2)

10.1*	Amended and Restated 1997 Equity Incentive Plan (3)

10.2*	Amended and Restated Non-Employee Director Stock Option Plan(4)

10.3*	Employee Stock Purchase Plan(5)

10.3.1*	Amendment No. 1, dated May 9, 2003, to Ixia Employee Stock Purchase Plan(6)

10.3.2	Supplemental Provisions, effective April 14, 2006, to Ixia Employee Stock Purchase Plan(7)

10.4*	Officer Severance Plan(8)

10.5*	Form of Indemnity Agreement between Ixia and its directors and executive officers(9)

10.6	Office Lease Agreement dated November 5, 1999 between Malibu Canyon Office Partners, LLC and Ixia First Amendment to Office Lease dated as of March 22, 2000 and Second Amendment to Office Lease dated May 8, 2003(10)

10.6.1	Third Amendment to Office Lease dated September 2004 between Malibu Canyon Office Partners, LLC and Ixia(11)

10.6.2	Fourth Amendment to Office Lease, effective October 27, 2005, between Malibu Canyon Office Partners, LLC and Ixia(12)

10.7*	Warrants dated August 2, 2000 to Purchase 80,000 Shares of Common Stock issued to Robert W. Bass(13)

10.8	Registration Rights and Stock Transfer Restriction Agreement dated as of September 1, 2000 among Ixia, Technology Capital Group S.A. and Stéphane Ratel(14)

10.9*	Employment offer letter agreement dated October 27, 2001 between Ixia and David Anderson(15)

10.10*	Employment offer letter agreement dated as of February 27, 2003 between Ixia and Robert W. Bass(16)

10.12	License, Distribution and Option Agreement, dated July 7, 2003, between NetIQ Corporation and Ixia(17)

10.12.1	First Amendment to License, Distribution and Option Agreement dated as of January 6, 2005 between the Registrant and NetIQ Corporation(18)

10.12.2	Second Amendment to License, Distribution and Option Agreement dated as of June 16, 2005 between the Registrant and NetIQ Corporation(19)(20)

10.13*	2005 Employee Bonus Plan(21)

10.14*	2006 Employee Bonus Plan(22)

10.15*	Summary of 2005 Compensation for the Registrant’s Named Executive Officers(23)

10.16	Summary of 2006 Compensation for the Registrant’s Named Executive Officers

10.17	Summary of Compensation for the Registrant’s Non-Employee Directors

14.1	Code of Ethics for Chief Executive and Senior Financial Officers(24)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit No. 3.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(2)	Incorporated by reference to Exhibit No. 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(5)	Incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107818) filed with the Commission on August 8, 2003.

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on April 20, 2006.

(8)	Incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(9)	Incorporated by reference to Exhibit No. 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(10)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on July 31, 2000.

(11)	Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2004.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on December 6, 2005.

(13)	Incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(14)	Incorporated by reference to Exhibit No. 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(15)	Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2001.

(16)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2002.

(17)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended September 30, 2003.

(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(19)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(20)	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on May 19, 2005.

(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on July 12, 2006.

(23)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(24)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2003.
(b)	Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules

See the Schedule under Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2007	IXIA
/s/ Errol Ginsberg
Errol Ginsberg
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Errol Ginsberg Errol Ginsberg	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ Thomas B. Miller Thomas B. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Jean-Claude Asscher Jean-Claude Asscher	Chairman of the Board	March 16, 2007

/s/ Jon F. Rager Jon F. Rager	Director	March 16, 2007

/s/ Massoud Entekhabi Massoud Entekhabi	Director	March 16, 2007

/s/ Gail Hamilton Gail Hamilton	Director	March 16, 2007

/s/ Jonathan Fram Jonathan Fram	Director	March 16, 2007

IXIA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ixia:
We have completed integrated audits of Ixia’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Ixia did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness caused by inadequate controls over the completeness and accuracy of revenue reporting for implied PCS obligations, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2006, the Company did not maintain effective controls over the completeness and accuracy of revenue reporting for implied PCS obligations. Specifically, the Company did not maintain effective controls to ensure that (i) the Company did not provide software upgrades and support to customers after the expiration of the contractual PCS periods and (ii) the circumstances under which the Company’s sales and support personnel provided software upgrades and support beyond the contractual periods were adequately identified, communicated to, and reviewed by the Company’s finance personnel to ensure the proper recognition of revenue for implied PCS obligations in accordance with generally accepted accounting principles.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that Ixia did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Ixia has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by COSO.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 15, 2007

IXIA
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$64,644	$51,837
Short-term investments in marketable securities	152,703	124,456
Accounts receivable, net	36,221	31,565
Inventories	11,604	9,846
Deferred income taxes	6,382	8,588
Prepaid expenses and other current assets	4,182	3,519

Total current assets	275,736	229,811

Investments in marketable securities	4,354	25,392
Property and equipment, net	22,044	19,750
Deferred income taxes	9,486	13,018
Intangible assets, net	20,224	20,462
Goodwill	16,728	13,468
Other assets	487	315

Total assets	$349,059	$322,216

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,195	$2,872
Accrued expenses	15,873	12,399
Deferred revenues	17,346	19,233
Income taxes payable	5,154	4,131

Total current liabilities	40,568	38,635

Deferred revenues and other liabilities	7,702	20,101

Total liabilities	48,270	58,736

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2006 and December 31, 2005; 67,351 and 66,580 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	132,413	126,792
Additional paid-in capital	86,305	68,098
Retained earnings	82,071	68,590

Total shareholders’ equity	300,789	263,480

Total liabilities and shareholders’ equity	$349,059	$322,216

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Products	$155,388	$130,045	$97,200
Services	24,744	20,808	13,464

Total revenues	180,132	150,853	110,664

Costs and operating expenses: (1)
Cost of revenues — products	29,437	24,239	20,592
Cost of revenues — amortization of purchased technology	4,705	3,891	3,044
Cost of revenues — services	2,681	2,216	1,423
Research and development	43,450	32,404	24,960
Sales and marketing	59,020	39,359	30,566
General and administrative	23,800	16,438	12,479
Amortization of intangible assets	1,745	1,278	1,532

Total costs and operating expenses	164,838	119,825	94,596

Income from operations	15,294	31,028	16,068
Interest and other income, net	9,409	5,055	2,960

Income before income taxes	24,703	36,083	19,028
Income tax expense	11,222	7,593	4,007

Net income	$13,481	$28,490	$15,021

Earnings per share:
Basic	$0.20	$0.44	$0.25
Diluted	$0.20	$0.41	$0.23

Weighted average number of common and common equivalent shares outstanding:
Basic	67,005	65,168	60,687
Diluted	68,792	69,227	64,745

(1) Stock-based compensation included in:
Cost of revenues — products	$590	$—	$30
Cost of revenues — services	224	—	3
Research and development	6,481	—	271
Sales and marketing	7,838	—	77
General and administrative	2,890	—	38
The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

			Additional	Deferred
	Common Stock		Paid-In	Stock-based	Retained
	Shares	Amount	Capital	Compensation	Earnings	Total
Balance as of December 31, 2003	59,642	$84,048	$48,769	$(419)	$25,079	$157,477
Net income					15,021	15,021
Exercise of stock options and employee stock purchase plan options	2,510	12,333				12,333
Issuance of common stock in connection with acquisition	307	3,763				3,763
Amortization of deferred stock-based compensation				419		419
Stock option tax benefit			4,478			4,478

Balance as of December 31, 2004	62,459	100,144	53,247	—	40,100	193,491
Net income					28,490	28,490
Exercise of stock options and employee stock purchase plan options	4,121	26,648				26,648
Stock option tax benefit			14,851			14,851

Balance as of December 31, 2005	66,580	126,792	68,098	—	68,590	263,480
Net income					13,481	13,481
Exercise of stock options and employee stock purchase plan options	771	5,621				5,621
Stock-based compensation expense			18,023			18,023
Stock option tax benefit			184			184

Balance as of December 31, 2006	67,351	$132,413	$86,305	$—	$82,071	$300,789

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:

Net income	$13,481	$28,490	$15,021
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	10,038	5,925	3,418
Amortization of intangible assets	6,450	5,169	4,576
Allowance for doubtful accounts	320	12	432
Stock-based compensation	18,023	—	419
Deferred income taxes	5,739	(8,141)	(1,737)
Tax benefit from stock option transactions	184	14,851	4,478
Excess tax benefits from stock-based compensation	(255)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,976)	(9,389)	(5,130)
Inventories	(1,758)	(3,156)	(1,002)
Income taxes receivable	—	1,687	315
Prepaid expenses and other current assets	(663)	(629)	(696)
Other assets	(172)	297	6
Accounts payable	(677)	1,312	432
Accrued expenses	2,168	3,339	(89)
Deferred revenues	(15,014)	10,299	7,634
Income taxes payable	1,023	(72)	1,365

Net cash provided by operating activities	33,911	49,994	29,442

Cash flows from investing activities:
Purchases of property and equipment	(12,332)	(13,396)	(8,707)
Purchases of available-for-sale securities	(153,400)	(143,336)	(82,551)
Proceeds from available-for-sale securities	114,225	109,186	47,750
Purchases of held-to-maturity securities	(7,978)	(22,030)	(24,181)
Proceeds from held-to-maturity securities	39,944	37,104	29,000
Purchases of technology and other intangible assets	(165)	(180)	(1,447)
Payments in connection with acquisitions	(7,274)	(8,536)	(6,389)

Net cash used in investing activities	(26,980)	(41,188)	(46,525)

Cash flows from financing activities:
Exercise of stock options and employee stock purchase plan options	5,621	26,648	12,333
Excess tax benefits from stock-based compensation	255	—	—

Net cash provided by financing activities	5,876	26,648	12,333

Net increase (decrease) in cash and cash equivalents	12,807	35,454	(4,750)
Cash and cash equivalents at beginning of year	51,837	16,383	21,133

Cash and cash equivalents at end of year	$64,644	$51,837	$16,383

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$4,291	$853	$2,109

Non-cash activities:
Common stock issued in connection with acquisition	$—	$—	$3,763

The accompanying notes are an integral part of these consolidated financial statements

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
     Business
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, exposing problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of Video Telephony. Customers also use our performance applications to test and verify web, internet, security, and business applications.
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
     Restated Financial Information
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     In February 2007, we restated: (i) our previously issued consolidated financial statements for the years ended December 31, 2005, 2004 and 2003; (ii) our unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004; (iii) our unaudited quarterly financial data for the quarter ended March 31, 2006 and for the quarter and six-month period ended June 30, 2006; and (iv) certain selected financial data for the years ended December 31, 2002 and 2001. We effected the restatement on February 23, 2007 by filing with the Commission amendments to our Annual Report on Form 10-K for the year ended December 31, 2005 and to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.
     All referenced amounts in this Form 10-K related to the restatement periods described above reflect balances and amounts on a restated basis where applicable.
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
     We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen. These contracts are used to reduce the risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes. To date, net gains and losses on the above transactions have not been significant. As of December 31, 2006, we did not have any significant foreign currency forward contracts outstanding.
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Our held-to-maturity securities as of December 31, 2006 and 2005 consisted primarily of U.S. government, federal agency and corporate debt securities. As of December 31, 2006 and 2005, our available-for-sale securities consisted primarily of high-grade auction rate securities with reset periods of generally 35 days or less. We regularly monitor and evaluate the realizable value of our marketable securities. Declines in value judged to be other than temporary were not material to our results of operations in any period presented.
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
     Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, ranging from two to seven years. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions. Property and equipment also includes the cost of our products used for research and development and sales and marketing activities, including product demonstrations for potential customers. Repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the statement of income.
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Product Warranty Costs
     We generally provide a 12-month initial standard warranty on our hardware products after product shipment and accrue for estimated future warranty costs at the time product revenue is recognized. Accrued product warranty costs are included as a component of accrued expenses in the accompanying consolidated balance sheets and approximated $344,000 and $230,000 as of December 31, 2006 and 2005, respectively.
     Revenue Recognition
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
     In cases where VSOE only exists for the undelivered elements such as PCS, we apply the residual method to recognize revenue. Under the residual method, the total arrangement fee is allocated first to the undelivered elements, typically PCS, based on their VSOE, and the residual portion of the fee is allocated to the delivered elements, typically our hardware and software products, and is recognized as revenue assuming all other revenue recognition criteria as described above have been met.
     If VSOE cannot be determined for all undelivered elements of an arrangement, we defer revenue until the earlier of (i) the delivery of all elements or (ii) the establishment of VSOE for all undelivered elements, provided

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
that if the only undelivered element is PCS or a service, the total fee of the arrangement is recognized as revenue over the PCS or service term.
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12 month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. For the years ended December 31, 2006, 2005 and 2004, approximately $25.9 million, $1.1 million and $0, respectively, of deferred revenue relating to implied PCS was reversed and recognized as product revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. Future reversals of implied PCS deferred revenue are not expected to be significant over the near term as a result of the license management of additional products and our determination not to provide PCS after the expiration of the contractual PCS period.
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
     Cost of Revenues
     Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and operations personnel. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services and the warranty cost of hardware to be replaced or repaired during the warranty coverage period. Cost of revenues also includes the amortization of purchased intangible assets in connection with our acquisitions of certain product lines and technologies.
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Advertising
     Advertising costs are expensed as incurred. Advertising costs were $822,000, $1.5 million and $918,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock units and employee stock purchase rights based on the estimated fair values for accounting purposes on the grant date. Prior to the adoption of SFAS 123R, we accounted for our share-based awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options was recorded only if, on the date of the grant, the fair market value of the underlying stock exceeded the exercise price. We accounted for share-based awards issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees.”
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously recognized, if any, are reported as a financing cash inflow. Prior to adoption of SFAS 123R, such excess tax benefits were reported as an increase to operating cash flows. Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $18.0 million. Stock-based compensation expense recognized in the consolidated financial statements for the years ended December 31, 2005 and 2004 was $0 and $419,000, respectively. See Note 8 for additional information.
     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We will continue to use the Black-Scholes model to estimate the fair value for accounting purposes of share-based awards. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Stock-based compensation expense recognized in our consolidated statement of income for the year ended December 31, 2006 included (a) compensation expense for share-based awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Consistent with our past practice under SFAS 123, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach. Stock-based compensation expense is recorded over the requisite service periods for awards ultimately expected to vest based on estimated future

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
forfeitures. The amount of stock-based compensation expense to be recognized in periods after the grant dates will be adjusted for the impact of actual forfeitures, or vesting, compared to the estimated forfeitures used to expense the fair value of the awards. In our pro forma information required under SFAS 123 for periods prior to fiscal 2006, we accounted for actual forfeitures in the periods in which they occurred.
     The balance of gross unearned stock-based compensation to be expensed in the periods 2006 through 2010 related to unvested share-based awards as of December 31, 2006 was approximately $19.6 million. To the extent that we grant additional share-based awards to employees, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of these future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values for accounting purposes.
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
     Segments
     We have adopted the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We have determined that we did not have any separately reportable business segments as of, and for the years ended, December 31, 2006, 2005 and 2004.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Reclassifications and Presentation
     Certain prior year amounts have been reclassified to conform to the current year presentation.
     Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized as earnings at each subsequent reporting date. SFAS 159 is effective fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a significant impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which establishes a dual approach that requires the quantification of financial statement errors on a single quantification framework to be used by all public companies. Under SAB 108, financial statement errors will be quantified based on the effects of the error on each of a company’s financial statements and the related disclosures. This dual approach requires that errors be quantified under both the iron-curtain method, which focuses primarily on the effect of correcting the period-end balance sheet, and the roll-over method, which focuses primarily on the impact of an error on the income statement. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on December 31, 2006. The adoption of SAB 108 did not have a significant impact on our consolidated financial position, results of operations or cash flows.
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
     In June 2006, the FASB issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We will adopt FIN 48 effective January 1, 2007. The adoption of FIN 48 is not anticipated to have a significant impact on our consolidated financial position, results of operations or cash flows.
     In June 2006, the FASB ratified EITF Issue No. 06-03, “How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-03 also provides that the presentation of such taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that a company should make and disclose in its financial statements, and disclose any such taxes that are

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
reported on a gross basis, if material, for each period for which an income statement is presented. EITF 06-03 is effective for financial statements for interim and annual reporting periods beginning after December 15, 2006. We will adopt EITF 06-03 effective January 1, 2007. The adoption of EITF 06-03 is not anticipated to have a significant impact on our consolidated financial position, results of operations or cash flows.
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
     Significant Customer
     For the years ended December 31, 2006, 2005 and 2004, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Year Ended December 31,
	2006	2005	2004
Amount of total revenues	$46,280	$53,045	$34,950
As a percentage of total revenues	26%	35%	32%
     As of December 31, 2006 and 2005, we had receivable balances from the customer approximating 23% and 27%, respectively, of total accounts receivable.
     International Data
     For the years ended December 31, 2006, 2005 and 2004, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Year Ended December 31,
	2006	2005	2004
Amount of total revenues	$57,275	$40,917	$29,128
As a percentage of total revenues	32%	27%	26%
     Long-lived assets are primarily located in the United States. As of December 31, 2006, approximately $7.1 million, or 11.1% of our 2006 total long-lived assets, were located at international locations. As of December 31, 2005, approximately $4.9 million, or 5.5% of our 2005 total long-lived assets, were located at international locations. Long-lived assets located at international locations consisted primarily of fixed assets.
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2006	2005
Trade accounts receivable	$37,395	$32,419
Allowance for doubtful accounts	(1,174)	(854)

	$36,221	$31,565

     Activity in the allowance for doubtful accounts during the years presented is as follows:

	Balance at	Charged to	Reversals to		Balance at
	Beginning	Cost and	Cost and		End of
Year Ended December 31,	of Period	Expenses	Expenses	Deductions	Period
2006	$854	$335	$—	$(15)	$1,174
2005	842	300	(150)	(138)	854
2004	410	450	—	(18)	842
     Investments in Marketable Securities
     Investments in marketable securities as of December 31, 2006 consisted of the following:

	Carrying	Fair
	Value	Value
Available-for-sale — short-term:
Auction rate securities	$128,701	$128,701
Held-to-maturity — maturities of less than one year:
U.S. government and federal agency debt securities	23,002	22,928
Corporate debt securities	1,000	998

	152,703	152,627

Held-to-maturity — maturities of one to five years:
U.S. government and federal agency debt securities	4,354	4,292

	4,354	4,292

	$157,057	$156,919

     Investments in marketable securities as of December 31, 2005 consisted of the following:

	Carrying	Fair
	Value	Value
Available-for-sale — short-term:
Auction rate securities	$89,526	$89,526
Held-to-maturity — maturities of less than one year:
U.S. government and federal agency debt securities	20,917	20,759
Corporate debt securities	14,013	13,901

	124,456	124,186

Held-to-maturity — maturities of one to five years:
U.S. government and federal agency debt securities	24,392	24,010
Corporate debt securities	1,000	975

	25,392	24,985

	$149,848	$149,171

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Inventories
     Inventories consisted of the following:

	December 31,	December 31,
	2006	2005
Raw materials	$3,391	$3,574
Work in process	6,891	3,426
Finished goods	1,322	2,846

	$11,604	$9,846

     Property and Equipment, Net
     Property and equipment, net consisted of the following:

		December 31,	December 31,
	Useful Life	2006	2005
	(in years)
Computer equipment	3	$6,667	$5,168
Computer software	3	6,697	5,236
Demonstration equipment	2	11,397	9,538
Development equipment	5	10,643	8,416
Furniture and other equipment	5	12,751	10,160
Leasehold improvements	7	3,443	2,024

		51,598	40,542
Accumulated depreciation		(29,554)	(20,792)

		$22,044	$19,750

     Accrued Expenses
     Accrued expenses consisted of the following:

	December 31,	December 31,
	2006	2005
Accrued payroll	$3,253	$2,926
Accrued vacation	2,315	1,639
Accrued bonuses	1,704	1,533
Accrued legal and professional fees	1,635	910
Accrued commissions	1,401	1,275
Due to Bell Canada (Note 4)	1,000	—
Accrued travel	644	591
Employee stock purchase plan payroll deductions	550	644
Accrued property taxes	452	887
Accrued warranty	344	230
Sales tax payable	308	530
Other	2,267	1,234

	$15,873	$12,399

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Acquisitions
Acquisition of Test Business from Dilithium Networks
     In January 2006, we completed the acquisition of the mobile video and multimedia test business (“Test Business”) of privately-held Dilithium Networks. This acquisition marks our entry into the third generation wireless, or 3G, cellular market and opens new growth opportunities by allowing us to offer a broader portfolio of products to our existing customers, as well as gain access to new customers. The results of the acquired Test Business have been included in the consolidated financial statements since the acquisition date.
     The Test Business purchase price of $5.2 million included $4.9 million in cash and approximately $300,000 in legal and other acquisition costs. The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
Acquisition of Certain Assets from Bell Canada
     In June 2006, we completed the acquisition of certain technology from Bell Canada (“Test Tools”). Included with the acquired Test Tools are certain intellectual property rights and pending patents, and we also entered into a services agreement with Bell Canada for the use of certain Bell Canada employees to assist us with market development activities related to the Test Tools. The purchase price for the Test Tools asset acquisition was $3.6 million, of which $2.1 million in cash was paid in the second quarter of 2006. We accounted for the Test Tools acquisition under the purchase method of accounting and allocated the purchase price to the net tangible and intangible assets acquired based on their estimated fair values.
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Goodwill and Other Intangible Assets
     The following table presents 2006 details of our total purchased intangible assets (in thousands):

		Accumulated
Description	Gross	Amortization	Net
Goodwill	$16,728	$—	$16,728

Other intangible assets:
Technology	$31,900	$(15,313)	$16,587
Non-compete	912	(802)	110
Trademark	676	(327)	349
Workforce	395	(346)	49
Customer relationships	3,246	(1,170)	2,076
Other	1,955	(902)	1,053

	$39,084	$(18,860)	$20,224

     The following table presents 2005 details of our total purchased intangible assets (in thousands):

		Accumulated
Description	Gross	Amortization	Net
Goodwill	$13,468	$—	$13,468

Other intangible assets:
Technology	$27,653	$(10,106)	$17,547
Non-compete	862	(699)	163
Trademark	676	(227)	449
Workforce	395	(247)	148
Customer relationships	2,026	(604)	1,422
Other	1,260	(527)	733

	$32,872	$(12,410)	$20,462

     The estimated future amortization expense of purchased intangible assets as of December 31, 2006 is as follows (in thousands):

2007	$6,102
2008	5,285
2009	4,353
2010	2,488
2011	795
Thereafter	1,201

$20,224

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Income Taxes
     Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$4,672	$13,086	$4,335
State	503	2,635	1,571
Foreign	309	14	79

Deferred:
Federal	4,785	(5,109)	156
State	1,212	(3,049)	(2,079)
Foreign	(259)	16	(55)

Income tax expense	$11,222	$7,593	$4,007

     The net effective income tax rate differed from the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal statutory expense	$8,646	$12,629	$6,657
State taxes, net of federal benefit	1,242	(244)	(133)
Research and development credits	(969)	(1,937)	(1,475)
Stock-based compensation	2,644	(1,924)	(968)
Other	(341)	(931)	(74)

Income tax expense	$11,222	$7,593	$4,007

Net effective income tax rate	45.4%	21.0%	21.1%
     The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$465	$353
Research and development credit carryforward	6,176	9,298
Deferred revenue	5,277	12,282
Stock-based compensation	4,548	1,220
Inventory adjustments	1,532	1,149
Net operating loss carryforward	870	706
Accrued liabilities and other	1,209	1,249

Total deferred tax assets	20,077	26,257

Deferred tax liabilities:
Depreciation and amortization	(4,209)	(4,651)

Net deferred taxes	$15,868	$21,606

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Realization of the December 31, 2006 deferred tax assets is dependent on us generating sufficient taxable income in the future. Although realization is not assured, we believe it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.
     As of December 31, 2006, we have gross federal and state research and development credit carryforwards of approximately $8.3 million, which begin to expire in 2021.
     At December 31, 2006, we have net operating loss (“NOLs”) carryforwards of approximately $1.4 million and $1.8 million for federal and state purposes, respectively. The federal NOLs expire at various dates through 2024, and the state NOLs expire at various dates through 2014. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The annual limitation under Section 382 of the Internal Revenue Code is approximately $183,000.
     Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $1.4 million at December 31, 2006. Deferred income taxes on these earnings have not been provided as these accounts are considered to be permanent in duration.
7. Commitments and Contingencies
     Leases
     We lease our facilities under noncancelable operating leases for varying periods through February 2016, excluding options to renew. The following are the future minimum commitments under these leases (in thousands):

Year Ending
December 31,
2007	$4,059
2008	2,286
2009	980
2010	861
2011	544
Thereafter	1,149

$9,879

     Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $4.3 million, $3.0 million and $2.3 million, respectively.
     We have outstanding purchase orders with certain of our contract manufacturers to purchase specified quantities of certain interface cards and chassis. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders. As of December 31, 2006, these purchase obligations totaled approximately $7.3 million and will be settled in 2007.
     Litigation
     From time to time, certain legal actions may arise in the ordinary course of our business. We believe that the ultimate outcome of our ongoing actions will not have a material adverse effect on our financial position, results of operations or cash flows.
     Indemnifications
     In the normal course of business, we provide indemnification guarantees of varying scope to customers including against claims of intellectual property infringement made by third parties arising from the use of our products. The duration of these indemnifications and guarantees varies and in certain cases, is indefinite. Historically, costs related to these indemnification and guarantee provisions have not been significant and accordingly, we believe the estimated fair value of these indemnification and guarantee provisions is immaterial. With the exception of the product warranty accrual (Note 1), no liabilities have been recorded for these indemnification and guarantee provisions.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Shareholders’ Equity
     Stock Option Plans
     Our Amended and Restated 1997 Equity and Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our qualified employees and consultants. The share-based awards may include incentive stock options, nonqualified stock options, restricted stock units (“RSU”) or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. As of December 31, 2006, we have reserved 28.5 million shares of our Common Stock for issuance under the 1997 Plan, 4.4 million shares of which were available for future grant as of such date.
     Our Amended and Restated Non-Employee Director Stock Option Plan (the “Director Plan”) provides for the issuance of share-based awards to our non-employee directors. We have reserved a total of 400,000 shares of Common Stock for issuance under the plan. The option grants under the plan are automatic and non-discretionary, and the exercise price of the options is 100% of the fair market value of our Common Stock on the grant date. The plan provides for an initial grant to a non-employee director of an option to purchase at least 25,000 and up to 35,000 shares of Common Stock upon the director’s appointment to the board, which options vest and become exercisable in eight equal quarterly installments. The plan also provides for each non-employee director to be granted an option to purchase 10,000 shares of Common Stock upon the director’s re-election to the board at an annual meeting of shareholders. These subsequent grants vest and become exercisable in four equal quarterly installments commencing on the last day of the calendar quarter in which the option is granted. The plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of December 31, 2006, the Director Plan had approximately 177,000 shares available for future grant.
     The following table summarizes stock option activity for the year ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2005	10,465	$10.62
Granted	1,153	11.10
Exercised	(425)	6.33
Forfeited/canceled	(1,073)	13.06

Outstanding as of December 31, 2006	10,120	$10.59	4.63	$12,908

Exercisable as of December 31, 2006	6,671	$9.34	3.82	$12,580

     The weighted average grant-date fair value of options granted for the years ended December 31, 2006, 2005 and 2004 was $5.69, $7.75 and $7.07 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $45.3 million and $13.7 million, respectively. As of December 31, 2006, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.33 years.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes RSU activity for the year ended December 31, 2006:

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2005	—	$—
Awarded	338	9.64
Released	(1)	10.72
Forfeited/canceled	(14)	9.64

Outstanding as of December 31, 2006	323	$9.64

     The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as December 31, 2006 was 1.87 years.
     Employee Stock Purchase Plan
     The employee stock purchase plan (the “Plan”) was adopted and approved in September 2000. The Plan became effective upon the closing of our initial public offering in October 2000. We have reserved a total of 2.5 million shares of Common Stock for issuance under the Plan, together with the potential for an annual increase in the number of shares reserved under the Plan on May 1 of each year. As of December 31, 2006, 486,000 shares were available for future issuance. For the years ended December 31, 2006 and 2005, 344,000 and 314,000 shares, respectively, were issued under the Plan.
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Stock-Based Compensation Expense
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected lives (in years)	4.1	4.0	3.7
Risk-free interest rates	4.8%	4.2%	3.1%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	61.0%	62.4%	92.8%
     The following table reflects net income and earnings per share for the years ended December 31, 2006 compared with the pro forma information for the years ended December 31, 2005 and 2004 as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net income – as reported for prior period (1)	N/A	$28,490	$15,021

Stock-based compensation expense related to share-based awards, net of tax (2)	$(13,949)	(8,402)	(13,612)

Net income – including the effects of stock-based compensation (3)	$13,481	$20,088	$1,409

Earnings per share:

Basic – as reported for prior period (1)	N/A	$0.44	$0.25

Basic – including the effects of stock-based compensation (3)	$0.20	$0.31	$0.02

Diluted – as reported for prior period (1)	N/A	$0.41	$0.23

Diluted – including the effects of stock-based compensation (3)	$0.20	$0.29	$0.02

(1)	Net income and earnings per share for the years ended December 31, 2005 did not include stock-based compensation expense for share-based awards under SFAS 123 because we did not adopt the recognition provisions of SFAS 123. For the year ended December 31, 2004, we recognized $419,000 of stock-based compensation expense in accordance with APB 25.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123, and excludes $419,000 of stock-based compensation expense recognized in accordance with APB 25 for the year ended December 31, 2004. Stock-based compensation expense, excluding tax effects, under SFAS 123R and SFAS 123 for the years ended December 31, 2006, 2005 and 2004 was $18.0 million, $15.4 million and $17.4 million, respectively.

(3)	Net income and earnings per share prior to fiscal 2006 represent pro forma information based on SFAS 123.
     Warrants
     As of December 31, 2006, there were warrants outstanding and exercisable to purchase 50,000 shares of Common Stock with an exercise price $7.00 per share. The warrants expire in August 2007.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Retirement Plan
     We provide a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds. As determined annually by the Board of Directors, we may contribute matching funds of 50% of the employee contributions up to $2,500. These matching contributions vest based on the employee’s years of service with us. For the years ended December 31, 2006, 2005 and 2004, we expensed and made contributions to the Plan in the amount of approximately $674,000, $770,000 and $478,000, respectively.
10. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Basic Presentation
Numerator:
Net income	$13,481	$28,490	$15,021
Denominator:
Weighted average common shares	67,005	65,168	60,687

Basic earnings per share	$0.20	$0.44	$0.25

Diluted presentation
Denominator:
Shares used above	67,005	65,168	60,687
Weighted average effect of stock options and other share-based awards	1,787	4,059	4,058

Denominator for diluted computation	68,792	69,227	64,745

Diluted earnings per share	$0.20	$0.41	$0.23

     The diluted per share computations for the years ended December 31, 2006, 2005 and 2004, exclude employee stock options and other share-based awards to purchase 6.4 million, 0.8 million and 3.6 million shares, respectively, which were antidilutive.
11. Quarterly Financial Summary (Unaudited) (in thousands, except per share data)

	Three Months Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2006	2006	2006	2006	2005	2005	2005	2005
	(in thousands, except per share data)
Statement of Income Data: (1)
Total revenues	$47,367	$55,228	$40,470	$37,067	$35,537	$39,892	$38,954	$36,470
Total cost of revenues	9,868	9,579	9,285	8,091	7,146	8,187	7,781	7,232
Gross profit	37,499	45,649	31,185	28,976	28,391	31,705	31,173	29,238
Income (loss) before income taxes	7,949	15,378	1,620	(244)	5,123	10,582	10,767	9,611
Net income (loss)	4,501	8,100	942	(62)	3,649	7,980	8,531	8,330
Earnings (loss) per share:
Basic	$0.07	$0.12	$0.01	$(0.00)	$0.05	$0.12	$0.13	$0.13
Diluted	$0.07	$0.12	$0.01	$(0.00)	$0.05	$0.11	$0.12	$0.12

(1)	Due to the adoption of SFAS 123R effective January 1, 2006, our results of operations for 2006 include $4.9 million, $4.4 million, $4.9 million and $3.8 million of pre-tax stock-based compensation expense for the first, second, third and fourth quarters, respectively (approximately $3.9 million, $3.4 million, $3.8 million and $2.8 million, respectively, on an after tax basis).

EXHIBIT INDEX

Exhibit No.	Description

10.16	Summary of 2006 Compensation for the Registrant’s Named Executive Officers

10.17	Summary of Compensation for the Registrant’s Non-Employee Directors

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002