Form 10-Q
period 2007-03-31
IXIA
filed 2007-05-09
CIK 1120295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-31523
IXIA
(Exact name of Registrant as specified in its charter)

California
(State or other jurisdiction of	95-4635982
incorporation or organization)	(I.R.S. Employer Identification No.)
26601 West Agoura Road, Calabasas, CA 91302
(Address of principal executive offices, including zip code)
(818) 871-1800
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	67,831,371
(Class of Common Stock)	(Outstanding at May 1, 2007)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,056	$64,644
Short-term investments in marketable securities	144,802	152,703
Accounts receivable, net of allowance for doubtful accounts of $1,180 and $1,174 as of March 31, 2007 and December 31, 2006, respectively	33,348	36,221
Inventories	11,796	11,604
Deferred income taxes	5,771	6,382
Prepaid expenses and other current assets	3,834	4,182

Total current assets	260,607	275,736

Investments in marketable securities	24,572	4,354
Property and equipment, net	22,155	22,044
Deferred income taxes	9,868	9,486
Intangible assets, net	20,800	20,224
Goodwill	16,728	16,728
Other assets	483	487

Total assets	$355,213	$349,059

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,542	$2,195
Accrued expenses	17,843	15,873
Deferred revenues	16,742	17,346
Income taxes payable	330	5,154

Total current liabilities	38,457	40,568

Deferred revenues	7,120	7,202
Other liabilities	4,610	500

Total liabilities	50,187	48,270

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 67,627 and 67,351 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	133,622	132,413
Additional paid-in capital	90,092	86,305
Retained earnings	81,312	82,071

Total shareholders’ equity	305,026	300,789

Total liabilities and shareholders’ equity	$355,213	$349,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Products	$34,715	$30,734
Services	5,988	6,333

Total revenues	40,703	37,067

Costs and operating expenses: (1)
Cost of revenues — products	7,855	6,449
Cost of revenues — amortization of purchased technology	1,329	1,056
Cost of revenues — services	1,144	586
Research and development	11,668	10,560
Sales and marketing	14,843	14,708
General and administrative	6,484	5,654
Amortization of intangible assets	531	399

Total costs and operating expenses	43,854	39,412

Loss from operations	(3,151)	(2,345)
Interest and other income, net	2,699	2,101

Loss before income taxes	(452)	(244)
Income tax expense (benefit)	307	(182)

Net loss	$(759)	$(62)

Loss per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average number of common and common equivalent shares outstanding:
Basic	67,414	66,635
Diluted	67,414	66,635

(1)	Stock-based compensation included in:

Cost of revenues — products	$142	$172
Cost of revenues — services	54	65
Research and development	1,421	1,842
Sales and marketing	1,710	2,032
General and administrative	515	791
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(759)	$(62)
Adjustments to reconcile net loss to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	2,803	2,214
Amortization of intangible assets	1,860	1,456
Stock-based compensation	3,842	4,902
Deferred income taxes	229	(1,627)
Tax (shortfall) benefit from stock option transactions	(55)	432
Excess tax benefits from stock-based compensation	(91)	(173)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	2,873	1,207
Inventories	(192)	(770)
Prepaid expenses and other current assets	348	(353)
Other assets	4	(234)
Accounts payable	1,347	(361)
Accrued expenses	(405)	192
Deferred revenues	(686)	1,632
Income taxes payable and other liabilities	(714)	958

Net cash provided by operating activities	10,404	9,413

Cash flows from investing activities:
Purchases of property and equipment	(2,914)	(4,116)
Purchases of available-for-sale securities	(22,300)	(38,800)
Proceeds from available-for-sale securities	15,200	31,875
Purchases of held-to-maturity securities	(20,217)	(7,943)
Proceeds from held-to-maturity securities	15,000	12,004
Purchases of other intangible assets	(48)	(46)
Payments in connection with acquisitions	(13)	(5,202)

Net cash used in investing activities	(15,292)	(12,228)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,209	1,468
Excess tax benefits from stock-based compensation	91	173

Net cash provided by financing activities	1,300	1,641

Net decrease in cash and cash equivalents	(3,588)	(1,174)
Cash and cash equivalents at beginning of period	64,644	51,837

Cash and cash equivalents at end of period	$61,056	$50,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of video telephony. Customers also use our performance applications to test and verify web, internet, security, and business applications.
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2007 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
     Certain reclassifications have been made to prior period financial statements to conform to the current presentation.
3. Income Taxes
     On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). We did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. At the adoption date, we had gross unrecognized tax benefits of approximately $4.9 million. Of this total, approximately $4.1 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized. There were no significant changes to this liability for unrecognized tax benefits during the first quarter of 2007. The adoption of FIN 48 resulted in a reclassification of this liability from current to non-current liabilities.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, we had accrued approximately $15,000 of interest, net of tax.

     We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in material jurisdictions for the tax years ended prior to 2002.
     We are currently under audit by the California Franchise Tax Board for the 2003 and 2004 tax years. The examination phase of the audit will likely conclude in late 2007. At this time, we do not expect the outcome of this examination to result in an adjustment that materially exceeds the applicable liability for unrecognized tax benefits as of March 31, 2007. At January 1, 2007, as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that we may reduce our liability for unrecognized tax benefits for the related tax positions by approximately $695,000 over the next 12 months.
4. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$2,888	$3,391
Work in process	6,350	6,891
Finished goods	2,558	1,322

	$11,796	$11,604

5. Stock-Based Compensation
     Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) for the three months ended March 31, 2007 and 2006 was $3.8 million and $4.9 million, respectively. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously recognized, if any, are reported as cash provided by financing activities.
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three months ended March 31,
	2007	2006
Expected life (in years)	4.5	4.1
Risk-free interest rate	4.7%	4.6%
Dividend yield	0.0%	0.0%
Expected volatility	59.0%	64.0%
     The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2007 and through 2011 related to unvested share-based awards as of March 31, 2007 was approximately $16.8 million.
6. Loss Per Share
     Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three months ended March 31,
	2007	2006
Numerator:
Net loss	$(759)	$(62)

Denominator:
Basic presentation:
Weighted average common shares	67,414	66,635

Denominator for basic calculation	67,414	66,635

Diluted presentation:
Shares used above	67,414	66,635
Weighted average effect of dilutive stock options and other share-based awards	—	—

Denominator for diluted calculation	67,414	66,635

Basic loss per share	$(0.01)	$(0.00)

Diluted loss per share	$(0.01)	$(0.00)

     The weighted average antidilutive employee stock options and other share-based awards for the first quarter of 2007 and 2006 were 6.3 million and 5.4 million, respectively.
7. Concentrations
     Significant Customer
     For the three months ended March 31, 2007 and 2006, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended March 31,
	2007	2006
Amount of total revenues	$12,280	$13,228
As a percentage of total revenues	30.2%	35.7%
     As of March 31, 2007 and December 31, 2006, we had receivable balances from the customer approximating 23.4% and 22.7%, respectively, of total accounts receivable.
     International Data
     For the three months ended March 31, 2007 and 2006, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended March 31,
	2007	2006
Amount of total revenues	$13,072	$12,205
As a percentage of total revenues	32.1%	32.9%
     Long-lived assets are primarily located in the United States. As of March 31, 2007, approximately $7.6 million, or 8.9%, of our total long-lived assets were located at international locations. As of December 31, 2006, approximately $7.1 million, or 11.1%, of our total long-lived assets were located at international locations. Long-lived assets located at international locations consisted primarily of fixed assets.
8. Acquisition
     In February 2007, we acquired the rights to certain wireless technology from a privately-held company. The purchase price is estimated to be $2.4 million, which is expected to be paid over the next 12 months. We accounted for this acquisition under the purchase method of accounting and allocated the purchase price to the net tangible and intangible assets acquired based on their estimated fair values.
9. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized as earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a significant impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is applied under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact on our financial statements of adopting SFAS 157.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
OVERVIEW
     We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks our systems analyze include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. Other networks include Packet over SONET networks operating at speeds of up to 10 gigabits per second, which transmit information over high-speed optical links and Asynchronous Transfer Mode (ATM) networks, operating at speeds of up to 622 megabits per second. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of video telephony. Customers also use our performance applications to test and verify web, internet, security, and business applications.
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12-month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended March 31, 2007, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services at the edge of the internet and in enterprise applications, where demand has increased or remained stable during the three years ended March 31, 2007. Over the same time period, product shipments of our SONET interface cards have not been significant. Looking forward, we expect demand for our Ethernet interface cards to modestly increase and we expect demand for our SONET interface cards to decline or remain consistent with our historical experience. Our growth over the past three years has also been driven by increased shipments of our software products, including our IxChariot and IxLoad products. The increase in software shipments is the result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Looking forward, we expect demand for our software products to remain strong.
     Sales to our largest customer accounted for approximately $12.3 million or 30.2% of our total revenues for the three months ended March 31, 2007 and $13.2 million or 35.7% of our total revenues for the three months ended March 31, 2006. In addition, to date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer or customer type may diminish.
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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12 month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we expect to continue to provide implied PCS outside of the contractual PCS period, we will continue to allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. For the three months ended March 31, 2007 and 2006, services revenues related to our implied PCS obligations approximated $754,000 and $2.5 million, respectively. For the three months ended March 31, 2007 and 2006, approximately $0 and $200,000, respectively, of deferred revenue relating to implied PCS was reversed and recognized as product revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. Future reversals of implied PCS deferred revenue are not expected to be significant over the near term as a result of the license management of additional products and our determination not to provide PCS after the expiration of the contractual PCS period.
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
     Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires all share-based payments, including grants of stock options and employee stock purchase rights, to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. Under this standard, the estimated fair value for accounting purposes of each share-based award is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based awards which meets the requirements of SFAS 123R. The determination of the fair value for accounting purposes of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
     The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2007 and through 2011 related to unvested share-based awards as of March 31, 2007 was approximately $16.8 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
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
     In the near term, we anticipate that our cost of revenues as a percentage of total revenues may increase, excluding the effects of any reversals of implied PCS obligations, due to lower sales prices principally on larger transactions as a result of increased competition.
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, and amortization of intangible assets. In the near term, while we expect to continue to meet our product development objectives and our changing customer requirements, we expect total operating expenses to decrease as a percentage of total revenues as we seek to leverage our existing sales force and operating infrastructure.
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

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2007	2006
Revenues:
Products	85.3%	82.9%
Services	14.7	17.1

Total revenues	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	19.3	17.4
Cost of revenues — amortization of purchased technology	3.3	2.9
Cost of revenues — services	2.8	1.6
Research and development	28.7	28.4
Sales and marketing	36.4	39.6
General and administrative	15.9	15.3
Amortization of intangible assets	1.3	1.1

Total costs and operating expenses	107.7	106.3

Loss from operations	(7.7)	(6.3)
Interest and other income, net	6.6	5.6

Loss before income taxes	(1.1)	(0.7)
Income tax expense (benefit)	0.8	(0.5)

Net Loss	(1.9)%	(0.2)%

(1)	Stock-based compensation included in:

Cost of revenues — products	0.3%	0.5%
Cost of revenues — services	0.1	0.2
Research and development	3.5	5.0
Sales and marketing	4.2	5.5
General and administrative	1.3	2.1
Comparison of Three Months Ended March 31, 2007 and 2006
     Revenues. In the first quarter of 2007, total revenues increased 9.8% to $40.7 million from the $37.1 million recorded in the first quarter of 2006. This overall increase primarily relates to the $4.0 million increase in product revenues in the first quarter of 2007 over the same period in 2006. This increase in product revenues was due in part to a $1.0 million lower net revenue deferral for implied PCS in the first quarter of 2007 compared to the same period in 2006 and due in part to a $1.1 million increase in shipments of our software products (primarily our IxLoad product) in the first quarter of 2007 over the first quarter of 2006. Product revenues for the quarter ended March 31, 2007 did not include any amounts from the reversal of deferred revenue related to the cessation of implied PCS obligations compared to approximately $200,000 in the first quarter of 2006. In the first quarter of 2007, services revenues decreased 5.4% to $6.0 million from the $6.3 million recorded in the first quarter of 2006. Revenues from Cisco, our largest account, were $12.3 million, representing 30.2% of our total revenues for the first quarter of 2007, compared to $13.2 million or 35.7% of our total revenues for the first quarter of 2006.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 25.4% in the first quarter of 2007 from 21.8% in the first quarter of 2006 due primarily to competitive pricing pressures principally on certain larger deals and higher costs associated with certain initiatives related to our professional services business. Our cost of product revenues increased 21.8% to $7.9 million in the first quarter of 2007 from $6.4 million in the same period of 2006 primarily due to increases in component and inventory related costs. Amortization of purchased technology increased to $1.3 million in the first quarter of 2007 from $1.1 million in the same period of 2006. The increase related to the higher amortization of intangible asset charges associated with the February 2007 acquisition of rights to certain wireless technology from a privately-held company and the June 2006 acquisition of certain technology from Bell Canada. For the three months ended March 31, 2007, our cost of services revenues increased to $1.1 million from $586,000 in the same period of 2006 primarily due to costs associated with certain initiatives related to our professional services business and higher warranty costs.
     Research and Development Expenses. In the first quarter of 2007, research and development expenses increased 10.5% to $11.7 million from the $10.6 million recorded in the first quarter of 2006. The increase in research and development expenses in the first quarter of 2007 compared to the first quarter of 2006 was due to higher compensation and related employee costs of approximately $801,000, an increase in depreciation expense of $309,000 and higher facilities costs of approximately $136,000. The increases in compensation, facilities costs and depreciation for the first quarter of 2007 as compared to the same period during 2006 were due in part to the growth of our international development operations in India and Romania. The above increases were partially offset by a $421,000 reduction in stock-based compensation expense.
     Sales and Marketing Expenses. In the first quarter of 2007, total sales and marketing expenses remained relatively consistent at $14.8 million as compared to $14.7 million recorded in the first quarter of 2006.
     General and Administrative Expenses. In the first quarter of 2007, general and administrative expenses increased 14.7% to $6.5 million from the $5.7 million recorded in the first quarter of 2006. The increase in general and administrative expenses in the first quarter of 2007 compared to the first quarter of 2006 primarily related to the completion during the first quarter of 2007 of the restatement of certain of our previously filed financial statements as more fully described in our 2006 Form 10-K. The incremental costs across all functional areas resulting from the restatement were approximately $1.4 million during the first quarter of 2007 and consisted primarily of accounting, legal and temporary assistance costs. The overall increase in general and administrative expenses in the first quarter of 2007 compared to the first quarter of 2006 was partially offset by decreases in recruiting fees of approximately $280,000 and in stock-based compensation expense of $276,000.
     Amortization of Intangible Assets. In the first quarter of 2007, amortization of intangible assets increased to $531,000 from the $399,000 recorded in the first quarter of 2006. The increase was primarily the result of increases in intangible assets resulting from the February 2007 acquisition of certain intangible assets from a privately-held company and the June 2006 acquisition of certain intangible assets from Bell Canada.
     Interest and Other Income, Net. Interest and other income, net increased to $2.7 million in the first quarter of 2007 from the $2.1 million recorded in the first quarter of 2006. The increase was primarily due to a larger cash and investment balance during the first quarter of 2007 as compared to the first quarter of 2006.
     Income Tax Expense. Income tax expense increased to $307,000, or an effective rate of -67.9%, for the three months ended March 31, 2007 from an income tax benefit of $182,000, or an effective rate of 74.6%, for the three months ended March 31, 2006. The effective tax rate in the first quarter of 2007 differs from the effective tax rate in the first quarter of 2006 due in part to lower research and development tax credits, lower manufacturing deductions, and a decrease in extraterritorial income related deductions. The effective tax rate for the first quarter of 2007 was also impacted by stock-based compensation as recognized pursuant to SFAS 123R, because certain stock-based compensation charges, such as those associated with incentive stock options, may not be tax deductible.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $10.4 million in the first three months of 2007 and $9.4 million in the first quarter of 2006. Net cash generated from operations in the first three months of 2007 and 2006 was provided by net losses of $(759,000) and $(62,000), respectively, adjusted for non-cash items. In the first quarter of 2007 and 2006, non-cash items included $4.7 million and $3.7 million, respectively, for depreciation and amortization of fixed and intangible assets. The first three months of 2007 and 2006 also included non-cash stock-based compensation charges of $3.8 million and $4.9 million, respectively, related to the adoption of SFAS 123R on January 1, 2006.
     Cash used in investing activities was $15.3 million in the first quarter of 2007 and $12.2 million in the first quarter of 2006. In the first quarter of 2007, cash used in investing activities principally consisted of $12.3 million related to the net purchases of marketable securities and $2.9 million for the purchase of property and equipment. Included in the $12.3 million net purchase of marketable securities during the first quarter of 2007 is the gross purchase of $20.2 million of long-term held-to-maturity securities. In the first quarter of 2006, cash used in investing activities consisted of $2.9 million related to the net purchases of marketable securities, $4.1 million for the purchase of property and equipment and $5.2 million related to the January 2006 acquisition of the mobile video and multimedia test business of Dilithium Networks.
     Financing activities provided $1.3 million in the first three months of 2007 and $1.6 million in the first three months of 2006 primarily from the proceeds received as a result of stock option exercises.
     As of March 31, 2007, we had no material commitments for capital expenditures. As of March 31, 2007, we had net unrecognized tax benefits of approximately $4.1 million, which may be payable in the future. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission, and our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 with the Commission currently limits our ability to access the capital markets using short-form registration.
SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s 2006 Form 10-K and in our other filings with the Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency debt securities, corporate debt securities, auction rate securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by ten percent from the levels as of March 31, 2007, the decline in the fair market value of the portfolio would not be material to our financial position, results of operations or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e. March 31, 2007), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation and the enhancements made to our internal controls over financial reporting as described below in “Changes in Internal Control over Financial Reporting,” our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     To address the material weakness in our internal control over financial reporting that existed as of December 31, 2006 as more fully described in Part II, Item 9A of our 2006 Form 10-K and in light of the Company’s 2007 restatement of certain previously filed financial statements as described in the 2006 From 10-K, during the quarter ended March 31, 2007, we took certain steps that, taken together, have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting, as described below.

•	Communication and Training Regarding PCS and Revenue Recognition Policies — We have communicated and reinforced, both orally and in writing, to our sales, support, management and finance personnel, our policy with respect to the provision of PCS services (i.e., no unauthorized “out-of-maintenance” services should be provided). Our January 2007 international sales conference for all sales personnel included training presented by senior finance personnel with respect to our implied PCS polices and revenue recognition polices and practices.

•	Revenue Recognition Senior Manager — In late February 2007, we further strengthened our control environment with respect to revenue recognition by hiring a Senior Manager, Revenue Recognition who has technical understanding and experience in this highly complex area. This individual, who is a certified public accountant, is responsible for monitoring and helping ensure compliance with our revenue recognition policies, including training our internal personnel (e.g., sales, finance, customer support, product management and order management personnel) with regard to the policies, participating in reviewing contract provisions and sales and other business practices, including our PCS policies and practices, that affect revenue recognition and overseeing the implementation of and monitoring controls designed to ensure compliance with our revenue recognition policies and GAAP.

•	Enhanced Revenue Recognition Policies and Practices — During the quarter ended December 31, 2006, we thoroughly reviewed, supplemented and clarified our written revenue recognition policies and practices in an effort to ensure that our sales, support and other personnel are aware of and clearly understand these policies. During the first quarter of 2007, the Audit Committee completed its review of the enhanced documentation for our revenue recognition policies and practices. In March 2007, our Chief Financial Officer distributed a formal policy statement with respect to our enhanced revenue recognition policies to all Company personnel. This policy statement was also posted on our Intranet site for easy reference and is included with our Company policies and procedures that are presented to all new hires in the United States.
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

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
     Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in certain of our other filings with the Securities and Exchange Commission. There have been no material changes to our risk factors previously disclosed in the 2006 Form 10-K.
ITEM 5. Other Information
     Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the Securities and Exchange Commission under the Exchange Act. Our directors, officers and employees may from time to time establish such stock trading plans. We do not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically do not undertake to disclose the adoption, amendment, termination or expiration of any such plans.
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

IXIA

Date: May 9, 2007	By:	/s/ Errol Ginsberg Errol Ginsberg
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/ Thomas B. Miller Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002