Form 10-Q
period 2007-06-30
IXIA
filed 2007-08-08
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	68,159,716 (Outstanding at August 1, 2007)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,136	$64,644
Short-term investments in marketable securities	135,005	152,703
Accounts receivable, net of allowance for doubtful accounts of $1,011 and $1,174 as of June 30, 2007 and December 31, 2006, respectively	30,741	36,221
Inventories	12,508	11,604
Deferred income taxes	6,098	6,382
Prepaid expenses and other current assets	3,318	4,182

Total current assets	271,806	275,736

Investments in marketable securities	21,439	4,354
Property and equipment, net	21,372	22,044
Deferred income taxes	11,217	9,486
Intangible assets, net	17,263	20,224
Goodwill	16,728	16,728
Other assets	953	487

Total assets	$360,778	$349,059

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,295	$2,195
Accrued expenses	18,544	15,873
Deferred revenues	17,556	17,346
Income taxes payable	360	5,154

Total current liabilities	38,755	40,568

Deferred revenues	7,164	7,202
Other liabilities	4,133	500

Total liabilities	50,052	48,270

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 68,035 and 67,351 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	135,900	132,413
Additional paid-in capital	92,114	86,305
Retained earnings	82,712	82,071

Total shareholders’ equity	310,726	300,789

Total liabilities and shareholders’ equity	$360,778	$349,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Products	$36,864	$33,909	$71,579	$64,643
Services	6,135	6,561	12,123	12,894

Total revenues	42,999	40,470	83,702	77,537

Costs and operating expenses:(1)
Cost of revenues — products	8,379	7,640	16,234	14,089
Cost of revenues — amortization of purchased technology	1,427	1,137	2,756	2,193
Cost of revenues — services	916	508	2,060	1,094
Research and development	10,942	11,063	22,610	21,623
Sales and marketing	13,466	15,138	28,309	29,846
General and administrative	5,847	5,149	12,331	10,803
Amortization of intangible assets	614	424	1,145	823
Impairment of purchased technology and intangible assets	3,263	—	3,263	—

Total costs and operating expenses	44,854	41,059	88,708	80,471

Loss from operations	(1,855)	(589)	(5,006)	(2,934)
Interest and other income, net	2,912	2,209	5,611	4,310

Income before income taxes	1,057	1,620	605	1,376
Income tax (benefit) expense	(343)	678	(36)	496

Net income	$1,400	$942	$641	$880

Earnings per share:
Basic	$0.02	$0.01	$0.01	$0.01
Diluted	$0.02	$0.01	$0.01	$0.01

Weighted average number of common and common equivalent shares outstanding:
Basic	67,834	66,955	67,625	66,796
Diluted	69,232	68,802	69,161	68,887

(1) Stock-based compensation included in:
Cost of revenues — products	$84	$136	$226	$308
Cost of revenues — services	32	52	86	117
Research and development	839	1,593	2,260	3,435
Sales and marketing	656	1,996	2,366	4,028
General and administrative	445	686	960	1,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$641	$880
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	5,644	4,673
Amortization of intangible assets	3,901	3,017
Impairment of purchased technology and intangible assets	3,263	—
Stock-based compensation	5,898	9,365
Deferred income taxes	(1,447)	(2,180)
Tax (shortfall) benefit from stock option transactions	(89)	552
Excess tax benefits from stock-based compensation	(149)	(212)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,480	(7,779)
Inventories	(904)	(64)
Prepaid expenses and other current assets	864	(50)
Other assets	(466)	(173)
Accounts payable	100	573
Accrued expenses	(219)	523
Deferred revenues	172	1,952
Income taxes payable and other liabilities	(661)	109

Net cash provided by operating activities	22,028	11,186

Cash flows from investing activities:
Purchases of property and equipment	(4,972)	(7,456)
Purchases of available-for-sale securities	(27,300)	(62,000)
Proceeds from available-for-sale securities	24,000	43,100
Purchases of held-to-maturity securities	(20,217)	(7,978)
Proceeds from held-to-maturity securities	24,130	12,004
Purchases of other intangible assets	(84)	(71)
Payments in connection with acquisitions	(1,729)	(7,274)

Net cash used in investing activities	(6,172)	(29,675)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,487	3,800
Excess tax benefits from stock-based compensation	149	212

Net cash provided by financing activities	3,636	4,012

Net increase (decrease) in cash and cash equivalents	19,492	(14,477)
Cash and cash equivalents at beginning of period	64,644	51,837

Cash and cash equivalents at end of period	$84,136	$37,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of video telephony. Customers also use our performance applications to test and verify web, internet, security and business applications.
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2007 or any other future period.
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
     Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current presentation.
3. Income Taxes
     On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). We did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. At the adoption date, we had gross unrecognized tax benefits of approximately $4.9 million. Of this total, approximately $4.1 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized. There were no significant changes to this liability for unrecognized tax benefits during the second quarter of 2007. The adoption of FIN 48 resulted in a reclassification of this liability from current to non-current liabilities.
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
     We are currently under audit by the California Franchise Tax Board for the 2003 and 2004 tax years. The examination phase of the audit will likely conclude in late 2007. At this time, we do not expect the outcome of this examination to result in an adjustment that materially exceeds the applicable liability for unrecognized tax benefits as of June 30, 2007. At January 1, 2007, as a result of the expirations of the statutes of limitations for specific jurisdictions, it is reasonably possible that we may reduce our liability for unrecognized tax benefits for the related tax positions by approximately $695,000 over the next 12 months.
4. Impairment of Intangible Assets
     Under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets, other than indefinite life intangible assets, must be tested for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the second quarter of 2007, we recognized an impairment charge of $3.3 million consisting of $1.5 million of purchased technology and $1.8 million of certain other intangible assets. These impaired intangible assets related to the wireless LAN testing tools acquired as part of Communication Machinery Corporation in July 2005 and the acquisition of the mobile video test product line from Dilithium Networks in January 2006. The impairment charges resulted from lower than expected current and projected operating profits for the applicable products and our decision to curtail sales and development efforts related to these products. Under SFAS 144, we determined that the future expected undiscounted cash flows were less than the carrying value of the affected identifiable intangible assets, which indicated that an impairment existed at June 30, 2007. To measure the impairment, we used the discounted cash flow approach to reduce the carrying value of the affected assets to fair value, which resulted in the $3.3 million impairment of the above noted purchased technology and other identifiable intangible assets.
5. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$3,320	$3,391
Work in process	6,400	6,891
Finished goods	2,788	1,322

	$12,508	$11,604

6. Stock-Based Compensation
     Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) for the three and six months ended June 30, 2007 was $2.1 million and $5.9 million, respectively. Stock-based compensation for the three and six months ended June 30, 2006 was $4.5 million and $9.4 million, respectively. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously recognized are reported as cash provided by financing activities.

     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected lives (in years)	4.5	4.1	4.5	4.1
Risk-free interest rates	4.8%	5.0%	4.8%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	54.2%	60.5%	55.6%	62.3%
     The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2007 and through 2011 related to unvested share-based awards as of June 30, 2007 was approximately $16.0 million.
     The following table summarizes stock option activity for the six months ended June 30, 2007 (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2006	10,120	$10.59
Granted	721	9.60
Exercised	(424)	4.74
Forfeited/canceled	(644)	13.20

Outstanding as of June 30, 2007	9,773	$10.60	4.38	$11,866

Exercisable as of June 30, 2007	6,857	$9.89	3.64	$11,553

     The following table summarizes restricted stock unit activity for the six months ended June 30, 2007 (number of awards in thousands):

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2006	323	$9.64
Awarded	80	8.93
Released	(74)	9.45
Forfeited/canceled	(28)	9.60

Outstanding as of June 30, 2007	301	$9.49

     In July 2007, we granted annual share-based awards to our employees consisting of approximately 573,000 restricted stock units and 307,000 stock options which increased our aggregate balance of gross unearned stock-based compensation by an estimated $6.7 million.

7. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$1,400	$942	$641	$880

Denominator:
Basic presentation:
Weighted average common shares	67,834	66,955	67,625	66,796

Denominator for basic calculation	67,834	66,955	67,625	66,796

Diluted presentation:
Shares used above	67,834	66,955	67,625	66,796
Weighted average effect of dilutive stock options and other share-based awards	1,398	1,847	1,536	2,091

Denominator for diluted calculation	69,232	68,802	69,161	68,887

Basic earnings per share	$0.02	$0.01	$0.01	$0.01

Diluted earnings per share	$0.02	$0.01	$0.01	$0.01

     The weighted average antidilutive employee stock options and other share-based awards for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006 were 7.1 million, 6.3 million, 6.8 million and 6.0 million shares, respectively.
8. Concentrations
     Significant Customer
     For the three and six months ended June 30, 2007 and 2006, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Amount of total revenues	$9,385	$9,994	$21,665	$23,222
As a percentage of total revenues	21.8%	24.7%	25.9%	30.0%
     As of June 30, 2007 and December 31, 2006, we had receivable balances from the customer approximating 15.3% and 22.7%, respectively, of total accounts receivable.

     International Data
     For the three and six months ended June 30, 2007 and 2006, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Amount of total revenues	$15,515	$13,364	$28,587	$25,570
As a percentage of total revenues	36.1%	33.0%	34.2%	33.0%
     Long-lived assets are primarily located in the United States. As of June 30, 2007, approximately $7.9 million, or 10.2%, of our total long-lived assets were located at international locations. As of December 31, 2006, approximately $7.1 million, or 11.1%, of our total long-lived assets were located at international locations. Long-lived assets located at international locations consisted primarily of fixed assets.
9. Acquisition
     In February 2007, we acquired the rights to certain wireless technology from a privately-held company. The purchase price is estimated to be $2.4 million, which is expected to be paid over the next 12 months. As of June 30, 2007, we have paid approximately $350,000 related to this acquisition. We accounted for this acquisition under the purchase method of accounting and allocated the purchase price to the net tangible and amortizable intangible assets acquired based on their estimated fair values. The acquired assets did not constitute a business and as such, no goodwill was recorded on the asset purchase.
10. Recent Accounting Pronouncements
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
OVERVIEW
     We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of video telephony. Customers also use our performance applications to test and verify web, internet, security and business applications.
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12-month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended June 30, 2007, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services at the edge of the internet and in enterprise applications, where demand has increased or remained stable during the three years ended June 30, 2007. Looking forward, we expect demand for our Ethernet interface cards to modestly increase and expect that the sale of our Ethernet interface cards will continue to represent the majority of our product revenue. Over the past three years, shipments of our software products have increased as a result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Looking forward, we expect demand for our software products to remain strong.
     Sales to our largest customer accounted for approximately $9.4 million or 21.8% and $21.7 million or 25.9% of our total revenues for the three and six months ended June 30, 2007, respectively, and $10.0 million or 24.7% and $23.2 million or 30.0% of our total revenues for the three and six months ended June 30, 2006, respectively. In addition, to date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wide variety and increasing number of customers and, to the extent we develop a broader and more diverse customer base, our reliance on any one customer or customer type may diminish.
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
     Our test systems are generally fully functional at the time of shipment and do not require us to perform any significant production, modification, customization or installation after shipment. As such, revenue from hardware and software product sales is recognized upon shipment provided that (i) an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., transfer of title and risk of loss to the customer); (iii) the sales price is fixed or determinable; and (iv) collectibility is deemed probable.
     When a sale involves multiple elements, or multiple products, and we have vendor-specific objective evidence (“VSOE”) of fair value for each element in the arrangement, we recognize revenue based on the relative fair value of all elements within the arrangement. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon renewal pricing for post contract customer support (“PCS”). Many of our products, such as our software and chassis products, are not sold separately as these products include 12 months of free PCS, and accordingly, we are unable to establish VSOE for these products.
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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and to recognize this revenue ratably over the implied PCS periods as described above. For the three months ended June 30, 2007 and 2006, services revenues related to our implied PCS obligations approximated $817,000 and $2.6 million, respectively. For the six months ended June 30, 2007 and 2006, services revenues related to our implied PCS obligations approximated $1.6 million and $5.1 million, respectively. For the three months ended June 30, 2007 and 2006, $0 and approximately $3.1 million, respectively, of deferred revenue relating to implied PCS was reversed and recognized as product revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. For the six months ended June 30, 2007 and 2006, the reversal of implied PCS deferred revenue was $0 and approximately $3.3 million, respectively. Future reversals of implied PCS deferred revenue are not expected to be significant over the near term as a result of the future license management of additional products and our determination not to provide PCS to certain customers after the expiration of the contractual PCS period.
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
     Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires all share-based payments, including grants of stock options and employee stock purchase rights, to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. Under this standard, the estimated fair value for accounting purposes of each share-based award is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based awards which meets the requirements of SFAS 123R. The determination of the fair value for accounting purposes of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
     For the three and six months ended June 30, 2007, stock-based compensation expense was $2.1 million and $5.9 million, respectively. Stock-based compensation for the three and six months ended June 30, 2006 was $4.5 million and $9.4 million, respectively. Our stock-based compensation expense for the three and six months ended June 30, 2007 decreased from the comparable periods in the prior year primarily due to (i) an increase in estimated and actual forfeitures, (ii) lower grant date fair values of stock-based awards resulting from the lower market price of our common stock and lower expected volatilities, and (iii) a decrease in employee stock purchase plan participation. The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2007 and through 2011 related to unvested share-based awards as of June 30, 2007 was approximately $16.0 million. In July 2007, we granted annual share-based awards to our employees which increased our aggregate balance of gross unearned stock-based compensation by an estimated $6.7 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
     Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing, operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct final assembly, supply chain management, quality assurance, documentation control and shipping at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services and the warranty cost of hardware to be replaced or repaired during the warranty coverage period. Cost of revenues also includes the amortization of purchased technology in connection with our acquisitions of certain product lines and technologies.

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
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, and amortization of intangible assets. In the near term, while we expect to continue to meet our product development objectives and our changing customer requirements, we expect total operating expenses to remain constant or decrease as a percentage of total revenues as we seek to leverage our existing sales force and operating infrastructure.
     Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period costs of our products used for internal purposes.
     Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in direct sales, sales support and marketing functions, as well as promotional and advertising expenditures. We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers.
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses.
     Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their useful lives. Periodically we review goodwill and other intangible assets for impairment. An impairment charge would be recorded to the extent that the carrying value exceeds the fair value in the period that the impairment circumstances occurred. See Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     Interest and Other Income, Net. Interest and other income, net represents interest on cash and a variety of securities, including commercial paper, money market funds, and government, federal agency and corporate debt securities, and certain foreign currency gains and losses.
     Income Tax. Income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions and for the effects of equity compensation plans.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Products	85.7%	83.8%	85.5%	83.4%
Services	14.3	16.2	14.5	16.6

Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	19.5	18.9	19.4	18.2
Cost of revenues — amortization of purchased technology	3.3	2.8	3.3	2.8
Cost of revenues — services	2.1	1.3	2.5	1.4
Research and development	25.4	27.3	27.0	27.9
Sales and marketing	31.3	37.4	33.8	38.5
General and administrative	13.6	12.7	14.7	13.9
Amortization of intangible assets	1.5	1.1	1.4	1.1
Impairment of purchased technology and intangible assets	7.6	—	3.9	—

Total costs and operating expenses	104.3	101.5	106.0	103.8

Loss from operations	(4.3)	(1.5)	(6.0)	(3.8)
Interest and other income, net	6.8	5.5	6.8	5.5

Income before income taxes	2.5	4.0	0.8	1.7
Income tax (benefit) expense	(0.8)	1.7	(0.0)	0.6

Net income	3.3%	2.3%	0.8%	1.1%

(1) Stock-based compensation included in:
Cost of revenues — products	0.2%	0.3%	0.3%	0.4%
Cost of revenues — services	0.1	0.1	0.1	0.2
Research and development	2.0	3.9	2.7	4.4
Sales and marketing	1.5	4.9	2.8	5.2
General and administrative	1.0	1.7	1.1	1.9
Comparison of Three and Six Months Ended June 30, 2007 and 2006
     Revenues. In the second quarter of 2007, total revenues increased 6.2% to $43.0 million from the $40.5 million recorded in the second quarter of 2006. This overall increase primarily relates to the $3.0 million increase in product revenues in the second quarter of 2007 over the same period in 2006. This increase in product revenues was due in part to a $3.8 million lower revenue deferral for implied PCS in the second quarter of 2007 compared to the same period in 2006 and due in part to a $2.2 million increase in shipments of our hardware and software products (primarily our Ethernet interface cards) in the second quarter of 2007 over the second quarter of 2006. Product revenues for the quarter ended June 30, 2007 did not include any amounts from the reversal of deferred revenue related to the cessation of implied PCS obligations compared to approximately $3.1 million in the second quarter of 2006. In the second quarter of 2007, services revenues decreased 6.5% to $6.1 million from the $6.6 million recorded in the second quarter of 2006.

     In the first six months of 2007, total revenues increased 8.0% to $83.7 million from $77.5 million recorded in the same period of 2006. This overall increase primarily relates to the $6.9 million increase in product revenues in the first six months of 2007 over the same period in 2006. This increase in product revenues was due in part to a $6.6 million lower revenue deferral for implied PCS in the first six months of 2007 compared to the same period in 2006 and due in part to a $2.8 million increase in shipments of our hardware and software products (primarily our Ethernet interface cards and IxLoad products) in the first six months of 2007 over the same period in 2006. Product revenues for the six months ended June 30, 2007 did not include any amounts from the reversal of deferred revenue related to the cessation of implied PCS obligations compared to approximately $3.3 million for the six months ended June 30, 2006. In the first six months of 2007, services revenues decreased 6.0% to $12.1 million from the $12.9 million recorded in the same period of 2006.
     Revenues from Cisco, our largest account, were $9.4 million, representing 21.8% of our total revenues for the second quarter of 2007, compared to $10.0 million or 24.7% of our total revenues for the second quarter of 2006. Revenues from Cisco were $21.7 million, representing 25.9% of our total revenues for the first six months of 2007, compared to $23.2 million or 30.0% of our total revenues for the same period in 2006.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues, including the $1.5 million impairment charge related to purchased technology discussed below, increased to 28.4% in the second quarter of 2007 from 22.9% in the second quarter of 2006 due primarily to the impairment charge of $1.5 million related to purchased technology. Our cost of product revenues increased 9.7% to $8.4 million in the second quarter of 2007 from $7.6 million in the same period of 2006 primarily due to increases in component and inventory related costs. Amortization of purchased technology increased to $1.4 million in the second quarter of 2007 from $1.1 million in the same period of 2006. The increase related to the higher amortization of intangible asset charges associated with the acquisitions of certain technologies in June 2006 and in 2007. For the three months ended June 30, 2007, our cost of services revenues increased to $916,000 from $508,000 in the same period of 2006 primarily due to costs associated with our professional services business and higher warranty costs.
     As a percentage of total revenues, our total cost of revenues, including the $1.5 million impairment charge related to purchased technology discussed below, increased to 26.9% in the first six months of 2007 from 22.4% in the first six months of 2006 due primarily to the impairment charge of $1.5 million related to purchased technology, competitive pricing pressures principally on certain larger deals, and higher costs associated with certain initiatives related to our professional services business. Our cost of product revenues increased 15.2% to $16.2 million in the first six months of 2007 from $14.1 million in the same period of 2006 primarily due to increases in component and inventory related costs. Amortization of purchased technology increased to $2.8 million in the first six months of 2007 from $2.2 million in the same period of 2006. The increase related to the higher amortization of intangible asset charges associated with the acquisitions of certain technologies in June 2006 and in 2007. For the six months ended June 30, 2007, our cost of services revenues increased to $2.1 million from $1.1 million in the same period of 2006 primarily due to costs associated with certain initiatives related to our professional services business and higher warranty costs.
     Research and Development Expenses. Research and development expenses for the second quarter of 2007 and 2006, were $10.9 million and $11.1 million, respectively. This decrease was primarily due to lower stock-based compensation expense of approximately $750,000 in the second quarter of 2007 as compared to the same period in 2006 and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling in the second quarter of 2007. These decreases were partially offset by higher compensation and related employee costs of approximately $870,000 and an increase in depreciation expense of $218,000 in the second quarter of 2007 as compared to the same period in 2006. The increases in compensation and related employee costs and depreciation for the second quarter of 2007 as compared to the same period during 2006 were primarily due to the growth of our international product development operations in India and Romania.
     For the first six months of 2007, research and development expenses increased 4.6% to $22.6 million from $21.6 million in the same period of 2006. This increase was primarily due to higher compensation and related costs of approximately $1.7 million, an increase in depreciation expense of approximately $527,000 and higher facilities costs of approximately $292,000 in the first six months of 2007 as compared to the same period in 2006. The increases in compensation and related employee costs, facilities costs and depreciation for the first six months of 2007 as compared to the same period during 2006 were primarily due to the growth of our international product development operations in India and Romania. These increases were partially offset by a reduction in stock-based compensation expense of approximately $1.2 million in the first six months of 2007 as compared to the same period in 2006 and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling in the first six months of 2007.
     Sales and Marketing Expenses. In the second quarter of 2007, total sales and marketing expenses decreased 11.0% to $13.5 million from the $15.1 million in the same period of 2006. This decrease was due in part to lower stock-based compensation expense of approximately $1.3 million in the second quarter of 2007 as compared to the same period in 2006 and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling in the second quarter of 2007.
     For the first six months of 2007, sales and marketing expenses decreased 5.1% to $28.3 million from $29.8 million in the same period of 2006. This decrease was primarily due to the same factors as described in the three month discussion above, namely lower stock-based compensation expense of approximately $1.7 million in the first six months of 2007 as compared to the same period in 2006 and the non-recurring benefit of approximately $400,000 from the favorable property tax ruling in the first six months of 2007. These decreases were partially offset by higher facilities and depreciation expenses of approximately $313,000 and higher sales force training expenses of approximately $200,000 in the first six months of 2007 as compared to the same period in 2006.
     General and Administrative Expenses. In the second quarter of 2007, general and administrative expenses increased 13.6% to $5.8 million from the $5.1 million recorded in the second quarter of 2006. This increase was due in part to higher compensation and related costs of approximately $380,000 and higher facilities and depreciation expenses of approximately $277,000 in the second quarter of 2007 as compared to the same period in 2006. The increases in compensation and related employee costs for the second quarter of 2007 as compared to the same period during 2006 were primarily due to the addition of personnel in our accounting and legal departments.
     For the first six months of 2007, general and administrative expenses increased 14.1% to $12.3 million from $10.8 million in the same period of 2006. This increase was primarily related to higher depreciation and facilities costs at our corporate headquarters location of approximately $475,000 in the first six months of 2007 as compared to the same period in 2006 and the completion during the first six months of 2007 of the restatement of certain of our previously filed financial statements as more fully described in our 2006 Form 10-K. The incremental costs across all functional areas resulting from the restatement were approximately $1.4 million during the first six months of 2007 and consisted primarily of accounting, legal and temporary assistance costs. The overall increase in general and administrative expenses in the first six months of 2007 compared to the first six months of 2006 was partially offset by a decrease in stock-based compensation expense of approximately $517,000 and lower recruiting fees of approximately $209,000.
     Amortization of Intangible Assets. In the second quarter of 2007, amortization of intangible assets increased to $614,000 from the $424,000 recorded in the second quarter of 2006. In the first six months of 2007, amortization of intangible assets increased to $1.1 million from the $823,000 recorded in the first six months of 2006. These increases for the second quarter and for the first six months of 2007 as compared to the same periods in 2006 were primarily the result of increases in intangible assets resulting from the acquisitions of certain technologies in June of 2006 and in 2007.
     Impairment of Purchased Technology and Intangible Assets. In the second quarter of 2007, we recognized impairment charges of $1.5 million attributable to purchased technology and $1.8 million attributable to certain intangible assets related to wireless LAN testing tools acquired as part of Communication Machinery Corporation in July 2005 and the acquisition of the mobile video test product line from Dilithium Networks in January 2006. Under SFAS 144, we determined that the future expected undiscounted cash flows were less than the carrying value of the affected identifiable intangible assets, which indicated that an impairment existed at June 30, 2007. To measure the impairment, we used the discounted cash flow approach to reduce the carrying value of the affected assets to fair value, which resulted in the $3.3 million impairment of the above noted purchased technology and other identifiable intangible assets. See Note 4 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     Interest and Other Income, Net. Interest and other income, net increased to $2.9 million in the second quarter of 2007 from the $2.2 million recorded in the second quarter of 2006. Interest and other income, net increased to $5.6 million in the first six months of 2007 from the $4.3 million recorded in the first six months of

2006. These increases were primarily due to a larger cash and investment balance during the second quarter and first six months of 2007 as compared to the same periods in 2006.
     Income Tax. Income tax benefit was $343,000, or a negative effective rate of 32.4%, for the second quarter of 2007 as compared to an income tax expense of $678,000, or an effective rate of 41.9%, for the second quarter of 2006. Income tax benefit was $36,000, or a negative effective rate of 5.9%, for the first six months of 2007 as compared to an income tax expense of $496,000, or an effective rate of 36.0%, for the first six months of 2006. The effective tax rates in the second quarter and first six months of 2007 differ from the effective tax rates in the second quarter and first six months of 2006 due in part to a decrease in non-deductible stock-based compensation as recognized pursuant to SFAS 123R. The effective tax rates were also impacted by an increase in the 2007 periods in research and development credits as the federal credit extension provisions were not enacted until after June 30, 2006 and accordingly tax benefits for federal research and development credits in 2006 were not recognized in the three and six months ended June 30, 2006 but were included in the results for the first six months of 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $22.0 million in the first six months of 2007 and $11.2 million in the same period of 2006. Net cash generated from operations in the first six months of 2007 and 2006 was provided primarily by net income of $641,000 and $880,000, respectively, adjusted for non-cash items and changes in working capital. In the first six months of 2007 and 2006, non-cash items included $9.5 million and $7.7 million, respectively, for depreciation and amortization of fixed and intangible assets, and non-cash stock-based compensation charges of $5.9 million and $9.4 million, respectively. The first six months of 2007 also included the $3.3 million non-cash impairment charge related to the impairment of purchased technology and certain intangible assets discussed above. In the first six months of 2007, working capital changes included a $5.5 million decrease in accounts receivable due in part to the timing of shipments and improved collection efforts. In the first six months of 2006, working capital changes included a $7.8 million increase in accounts receivable due in part to higher sales and the timing of shipments.
     Cash used in investing activities was $6.2 million in the first six months of 2007 and $29.7 million in the same period of 2006. In the first six months of 2007, cash used in investing activities principally consisted of $5.0 million related to the purchase of property and equipment and $1.7 million related to payments made in connection with acquisitions of certain technologies. In the first six months of 2006, cash used in investing activities consisted of $14.9 million related to the net purchases of marketable securities, $7.5 million for the purchase of property and equipment and $7.3 million related to the January 2006 acquisition of the mobile video and multimedia test business of Dilithium Networks and the June 2006 acquisition of certain technology from Bell Canada.
     Financing activities provided $3.6 million in the first six months of 2007 and $4.0 million in the first six months of 2006 primarily from the proceeds received as a result of stock option exercises.
     As of June 30, 2007, we had no material commitments for capital expenditures. As of June 30, 2007, we had net unrecognized tax benefits of approximately $4.1 million, which may be payable by us in the future. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission, and the late filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 with the Commission currently limits our ability to access the capital markets using short-form registration.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency debt securities, corporate debt securities, auction rate securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by ten percent from the levels as of June 30, 2007, the decline in the fair market value of the portfolio would not be material to our financial position, results of operations or cash flows.
Exchange Rate Sensitivity
     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales, development and service operations outside of the United States, we do have transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee, Chinese Yuan and British Pound. We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated primarily in Japanese Yen. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2007), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     To address the material weakness in our internal control over financial reporting that existed as of December 31, 2006 as more fully described in Part II, Item 9A of our 2006 Form 10-K and in light of the Company’s 2007 restatement of certain previously filed financial statements as described in the 2006 Form 10-K, during the quarter ended June 30, 2007, we took certain steps that, taken together, have materially affected, or are reasonably likely to materially affect, our internal control over financing reporting, as described below.

•	Communication and Training Regarding PCS and Revenue Recognition Policies — We continue to communicate and reinforce to our sales, support, management and finance personnel our policy with respect to the provision of PCS services (i.e., no unauthorized “out-of-maintenance” services should be provided). In the second quarter of 2007, we also continued to enhance our training program regarding our PCS and revenue recognition policies. Specifically, we (i) completed the documentation and review of our internal training materials with respect to our PCS and revenue recognition policies, which materials are distributed to our sales, support, product management and order management personnel in connection with the applicable training session, and (ii) conducted a number of revenue recognition training sessions that were led by our Senior Manager of Revenue Recognition and held in-person and in small groups to enhance the effectiveness of the training.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	On May 25, 2007, the Company held its 2007 Annual Meeting of Shareholders (the “Annual Meeting”).

(b)	At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director, as well as the number of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast for Director	Votes Withheld
Jean-Claude Asscher	44,760,367	19,879,327
Massoud Entekhabi	63,818,607	821,087
Jonathan Fram	64,392,189	247,505
Errol Ginsberg	64,392,189	247,505
Gail Hamilton	63,779,268	868,426
Jon F. Rager	63,771,155	868,539
(c)	At the Annual Meeting, with 51,634,459 votes cast in favor and 4,810,049 votes cast against, the shareholders approved an amendment to our Amended and Restated Non-Employee Director Equity Incentive Plan to provide for the automatic grant of restricted stock units rather than stock options to our non-employee directors upon their initial election or appointment to our Board of Directors and upon their re-election to the Board. There were 8,172,059 broker non-votes with respect to this matter and 23,127 abstentions.

(d)	At the Annual Meeting, with 63,924,867 votes cast in favor and 714,170 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. There were 657 abstentions with respect to this matter.
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
ITEM 6. Exhibits

10.1	Amended and Restated Non-Employee Director Equity Incentive Plan

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date: August 8, 2007	By:	/s/ Errol Ginsberg
Errol Ginsberg President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Thomas B. Miller
Thomas B. Miller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Non-Employee Director Equity Incentive Plan

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002