Form 10-Q
period 2007-09-30
IXIA
filed 2007-11-07
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	68,675,595
(Class of Common Stock)	(Outstanding at November 1, 2007)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$178,155	$64,644
Short-term investments in marketable securities	23,998	152,703
Accounts receivable, net of allowance for doubtful accounts of $631 and $1,174 as of September 30, 2007 and December 31, 2006, respectively	30,296	36,221
Inventories	10,950	11,604
Deferred income taxes	5,965	6,382
Prepaid expenses and other current assets	2,648	4,182

Total current assets	252,012	275,736

Investments in marketable securities	46,668	4,354
Property and equipment, net	21,665	22,044
Deferred income taxes	11,555	9,486
Intangible assets, net	15,634	20,224
Goodwill	16,728	16,728
Other assets	932	487

Total assets	$365,194	$349,059

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,400	$2,195
Accrued expenses	18,037	15,873
Deferred revenues	17,441	17,346
Income taxes payable	301	5,154

Total current liabilities	37,179	40,568

Deferred revenues	7,234	7,202
Other liabilities	4,218	500

Total liabilities	48,631	48,270

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 68,271 and 67,351 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	136,248	132,413
Additional paid-in capital	95,677	86,305
Retained earnings	84,638	82,071

Total shareholders’ equity	316,563	300,789

Total liabilities and shareholders’ equity	$365,194	$349,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Products	$37,247	$49,696	$108,826	$114,339
Services	6,787	5,532	18,910	18,426

Total revenues	44,034	55,228	127,736	132,765

Costs and operating expenses:(1)
Cost of revenues — products	8,523	7,694	24,757	21,783
Cost of revenues — amortization of purchased technology	1,220	1,256	3,976	3,449
Cost of revenues — services	865	629	2,925	1,723
Research and development	12,767	11,097	35,377	32,720
Sales and marketing	13,944	15,317	42,253	45,163
General and administrative	6,109	5,824	18,440	16,627
Amortization of intangible assets	430	464	1,575	1,287
Impairment of purchased technology and intangible assets	—	—	3,263	—

Total costs and operating expenses	43,858	42,281	132,566	122,752

Income (loss) from operations	176	12,947	(4,830)	10,013
Interest and other income, net	2,818	2,431	8,429	6,741

Income before income taxes	2,994	15,378	3,599	16,754
Income tax expense	1,068	7,278	1,032	7,774

Net income	$1,926	$8,100	$2,567	$8,980

Earnings per share:
Basic	$0.03	$0.12	$0.04	$0.13
Diluted	$0.03	$0.12	$0.04	$0.13

Weighted average number of common and common equivalent shares outstanding:
Basic	68,192	67,129	67,805	66,907
Diluted	69,572	68,636	69,298	68,804

(1) Stock-based compensation included in:

Cost of revenues — products	$157	$144	$383	$452
Cost of revenues — services	60	55	146	172
Research and development	1,590	1,695	3,850	5,130
Sales and marketing	1,130	2,126	3,496	6,154
General and administrative	861	869	1,821	2,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,567	$8,980
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	8,658	7,238
Amortization of intangible assets	5,551	4,737
Impairment of purchased technology and intangible assets	3,263	—
Stock-based compensation	9,696	14,254
Deferred income taxes	(1,652)	4,447
Tax (shortfall) benefit from stock option transactions	(324)	369
Excess tax benefits from stock-based compensation	(207)	(253)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,925	(6,412)
Inventories	654	(718)
Prepaid expenses and other current assets	1,534	172
Other assets	(445)	(164)
Accounts payable	(795)	(99)
Accrued expenses	474	1,537
Deferred revenues	127	(11,253)
Income taxes payable and other liabilities	(635)	(136)

Net cash provided by operating activities	34,391	22,699

Cash flows from investing activities:
Purchases of property and equipment	(8,279)	(9,919)
Purchases of available-for-sale securities	(54,150)	(100,400)
Proceeds from available-for-sale securities	161,850	90,725
Purchases of held-to-maturity securities	(45,469)	(7,978)
Proceeds from held-to-maturity securities	24,160	25,965
Purchases of other intangible assets	(105)	(121)
Payments in connection with acquisitions	(2,929)	(7,274)

Net cash provided by (used in) investing activities	75,078	(9,002)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	5,086	4,402
Repurchase of common stock	(1,251)	—
Excess tax benefits from stock-based compensation	207	253

Net cash provided by financing activities	4,042	4,655

Net increase in cash and cash equivalents	113,511	18,352
Cash and cash equivalents at beginning of period	64,644	51,837

Cash and cash equivalents at end of period	$178,155	$70,189

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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2007 or any other future period.
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
3. Income Taxes
     On January 1, 2007, we adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). We did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. At the adoption date, we had gross unrecognized tax benefits of approximately $4.9 million. Of this total, approximately $4.1 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized. There were no significant changes to this liability for unrecognized tax benefits during the third quarter of 2007. The adoption of FIN 48 resulted in a reclassification of this liability from current to non-current liabilities.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, we had accrued approximately $15,000, net of tax benefit.
     We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. With few minor exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in material jurisdictions for the tax years ended prior to 2002.

     We are currently under audit by the California Franchise Tax Board for the 2003 and 2004 tax years. The examination phase of the audit will likely conclude in late 2007. At this time, we do not expect the outcome of this examination to result in an adjustment that materially exceeds the applicable recorded liability for unrecognized tax benefits as of September 30, 2007. For the nine months ended September 30, 2007, we have reduced our recorded liability for unrecognized tax benefits by approximately $53,000 due to the expiration of certain statutes of limitations. At September 30, 2007, as a result of the expirations of the statutes of limitations and settlements with specific jurisdictions, it is reasonably possible that we may reduce our recorded liability for unrecognized tax benefits for the related tax positions by approximately $1.6 million over the next 12 months.
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
5. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$3,040	$3,391
Work in process	4,847	6,891
Finished goods	3,063	1,322

	$10,950	$11,604

6. Stock-Based Compensation
     Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) for the three and nine months ended September 30, 2007 was $3.8 million and $9.7 million, respectively. Stock-based compensation for the three and nine months ended September 30, 2006 was $4.9 million and $14.3 million, respectively. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously recognized are reported as cash provided by financing activities.

     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected lives (in years)	4.3	4.0	4.4	4.1
Risk-free interest rates	4.5%	4.9%	4.6%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	51.2%	59.3%	53.1%	61.3%
     The aggregate balance of gross unearned stock-based compensation related to unvested share-based awards as of September 30, 2007, was approximately $20.3 million, and this amount is expected to be expensed in the remainder of 2007 and through 2011.
     The following table summarizes stock option activity for the nine months ended September 30, 2007 (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2006	10,120	$ 10.59
Granted	1,931	9.45
Exercised	(685)	4.76
Forfeited/canceled	(993)	13.18

Outstanding as of September 30, 2007	10,373	$ 10.52	4.41	$ 9,256

Exercisable as of September 30, 2007	6,769	$ 10.11	3.49	$ 9,189

     The following table summarizes restricted stock unit activity for the nine months ended September 30, 2007 (number of awards in thousands):

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2006	323	$9.64
Awarded	641	9.30
Released	(135)	9.44
Forfeited/canceled	(64)	9.53

Outstanding as of September 30, 2007	765	$9.40

7. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$1,926	$8,100	$2,567	$8,980

Denominator:
Basic presentation:
Weighted average common shares	68,192	67,129	67,805	66,907

Denominator for basic calculation	68,192	67,129	67,805	66,907

Diluted presentation:
Shares used above	68,192	67,129	67,805	66,907
Weighted average effect of dilutive stock options and other share-based awards	1,380	1,507	1,493	1,897

Denominator for diluted calculation	69,572	68,636	69,298	68,804

Basic earnings per share	$0.03	$0.12	$0.04	$0.13

Diluted earnings per share	$0.03	$0.12	$0.04	$0.13

     The weighted average antidilutive employee stock options and other share-based awards for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006 were 7.3 million, 7.3 million, 7.0 million and 6.3 million shares, respectively.
     In August 2007, we announced a $50 million stock buyback program. For the nine months ended September 30, 2007, we have purchased 135,385 shares for $1.25 million, or approximately $9.21 per share. These shares have been retired.
8. Concentrations
     Significant Customer
     For the three and nine months ended September 30, 2007 and 2006, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Amount of total revenues	$11,259	$12,965	$32,924	$36,187
As a percentage of total revenues	25.6%	23.5%	25.8%	27.3%

     As of September 30, 2007 and December 31, 2006, we had receivable balances from this customer approximating 16.2% and 22.7%, respectively, of total accounts receivable.
     International Data
     For the three and nine months ended September 30, 2007 and 2006, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Amount of total revenues	$13,214	$15,047	$40,757	$40,616
As a percentage of total revenues	30.0%	27.2%	31.9%	30.6%
     Long-lived assets are primarily located in the United States. As of September 30, 2007, approximately $8.5 million, or 8.3%, of our total long-lived assets were located at international locations. As of December 31, 2006, approximately $7.1 million, or 11.1%, of our total long-lived assets were located at international locations. Long-lived assets located at international locations consist primarily of fixed assets.
9. Acquisition
     In February 2007, we acquired the rights to certain wireless technology from a privately-held company for an estimated purchase price of $2.4 million, which is expected to be paid over the next 12 months. As of September 30, 2007, we have paid approximately $550,000 related to this acquisition. We accounted for this acquisition under the purchase method of accounting and allocated the purchase price to the net tangible and amortizable intangible assets acquired based on their estimated fair values. The acquired assets did not constitute a business and as such, no goodwill was recorded on the asset purchase.
10. Commitments and Contingencies
     Lease Commitments
     During the third quarter of 2007, we entered into a new agreement to lease our corporate headquarters located in Calabasas, California, after our existing lease expires. The new lease has a five-year term commencing on June 1, 2008 with an option to extend the term of the lease for an additional five-year period. The following table sets forth the future minimum commitments under the new lease (in thousands):

Year Ending
December 31,
2008	$1,508
2009	2,630
2010	2,708
2011	2,790
2012	2,873
Thereafter	1,212

$13,721

     As of December 31, 2006, we had future commitments of $3.4 million remaining under the terms of our current corporate headquarters lease.

11.	Recent Accounting Pronouncements
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
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
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12-month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended September 30, 2007, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the internet and in enterprise applications, where demand has increased or remained stable during the three years ended September 30, 2007. Looking forward, we expect demand for our Ethernet interface cards to increase modestly and expect that the sale of our Ethernet interface cards will continue to represent the majority of our product revenue. Over the past three years, shipments of our software products have increased as a result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Looking forward, we expect demand for our software products to remain strong.
     Sales to our largest customer, Cisco Systems, accounted for approximately $11.3 million or 25.6% and $33.0 million or 25.8% of our total revenues for the three and nine months ended September 30, 2007, respectively, and $13.0 million or 23.5% and $36.2 million or 27.3% of our total revenues for the three and nine months ended September 30, 2006, respectively. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generate a majority of our revenues from product shipments to customer locations within the United States. We generated revenues from product shipments to international locations of $13.2 million or 30.0% and $40.8 million or 31.9% of our total revenues for the three and nine months ended September 30, 2007, respectively, and $15.0 million or 27.2% and $40.6 million or 30.6% of our total revenues for the three and nine months ended September 30, 2006, respectively. We intend to continue increasing our sales efforts internationally with specific focus on Europe and in the Asia Pacific region. Looking forward, we continue to expect the majority of our revenues to be generated within the United States for the foreseeable future.
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
     Our test systems are generally fully functional at the time of shipment and do not require us to perform any significant production, modification, customization or installation after shipment. As such, revenue from hardware and software product sales is recognized upon shipment provided that (i) an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., transfer of title (as applicable) and risk of loss to the customer); (iii) the sales price is fixed or determinable; and (iv) collectibility is deemed probable.
     When a sale involves multiple elements, or multiple products, and we have vendor-specific objective evidence (“VSOE”) of fair value for each element in the arrangement, we recognize revenue based on the relative fair value of all elements within the arrangement. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon renewal pricing for post contract customer support (“PCS”). Many of our products, such as our software and chassis products, typically include 12 months of free PCS and are not sold separately. Accordingly, we are unable to establish VSOE for these products.
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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the three months ended September 30, 2007 and 2006, services revenues related to our implied PCS obligations approximated $871,000 and $1.6 million, respectively. For the nine months ended September 30, 2007 and 2006, services revenues related to our implied PCS obligations approximated $2.4 million and $6.7 million, respectively. For the three months ended September 30, 2007 and 2006, $0 and approximately $15.5 million, respectively, of deferred revenue relating to implied PCS was reversed and recognized as product revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. For the nine months ended September 30, 2007 and 2006, the reversal of implied PCS deferred revenue was $0 and approximately $18.8 million, respectively. Future reversals of implied PCS deferred revenue are not expected to be significant over the near term as a result of the future license management of additional products and our determination not to provide PCS to certain customers after the expiration of the contractual PCS period.
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
     For the three and nine months ended September 30, 2007, stock-based compensation expense was $3.8 million and $9.7 million, respectively. Stock-based compensation for the three and nine months ended September 30, 2006 was $4.9 million and $14.3 million, respectively. Our stock-based compensation expense for the three and nine months ended September 30, 2007 decreased from the comparable periods in the prior year due in part to (i) an increase in estimated and actual forfeitures and (ii) a decrease in employee stock purchase plan participation. The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2007 and through 2011 related to unvested share-based awards as of September 30, 2007 was approximately $20.3 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
     Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing, operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services, professional services and the warranty cost of hardware to be replaced or repaired during the warranty coverage period. Cost of revenues also includes the amortization of purchased technology in connection with our acquisitions of certain product lines and technologies.

     Our cost of revenues as a percentage of total revenues is primarily affected by the following factors:
•	changes in our pricing policies and those of our competitors;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of customers and sales channels through which our products are sold;

•	the mix of our products sold, such as the mix of software versus hardware product sales, including the effects of any related deferral, reversal and recognition of revenues for implied PCS obligations;

•	new product introductions by us and by our competitors;

•	demand for our products;

•	expenses related to acquired technologies, such as royalties and amortization of intangible assets; and

•	production volume.
     In the near term, we anticipate that our cost of revenues as a percentage of total revenues may increase due to lower sales prices principally on larger transactions as a result of increased competition.
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, and amortization of intangible assets. In the near term, while we expect to continue to meet our product development objectives and our changing customer requirements, we expect total operating expenses, excluding stock-based compensation expenses discussed above, to remain relatively constant or decrease as a percentage of total revenues as we seek to leverage our existing sales force, development team and operating infrastructure.
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

RESULTS OF OPERATIONS
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Products	84.6%	90.0%	85.2%	86.1%
Services	15.4	10.0	14.8	13.9

Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	19.4	13.9	19.4	16.4
Cost of revenues — amortization of purchased technology	2.8	2.3	3.1	2.6
Cost of revenues — services	2.0	1.1	2.3	1.3
Research and development	28.9	20.2	27.7	24.6
Sales and marketing	31.6	27.8	33.1	34.0
General and administrative	13.9	10.5	14.4	12.5
Amortization of intangible assets	1.0	0.8	1.2	1.0
Impairment of purchased technology and intangible assets	—	—	2.6	—

Total costs and operating expenses	99.6	76.6	103.8	92.4

Income (loss) from operations	0.4	23.4	(3.8)	7.6
Interest and other income, net	6.4	4.4	6.6	5.1

Income before income taxes	6.8	27.8	2.8	12.7
Income tax expense	2.4	13.2	0.8	5.9

Net income	4.4%	14.6%	2.0%	6.8%

(1) Stock-based compensation included in:

Cost of revenues — products	0.4%	0.3%	0.3%	0.3%
Cost of revenues — services	0.1	0.1	0.1	0.1
Research and development	3.6	3.1	3.0	3.9
Sales and marketing	2.6	3.8	2.7	4.6
General and administrative	2.0	1.6	1.4	1.8
Comparison of Three and Nine Months Ended September 30, 2007 and 2006
     Revenues. In the third quarter of 2007, total revenues decreased 20.3% to $44.0 million from the $55.2 million recorded in the third quarter of 2006. This overall decrease primarily relates to the $12.4 million decrease in product revenues in the third quarter of 2007 over the same period in 2006. This decrease in product revenues was primarily due to the $15.5 million reversal of deferred revenue related to the cessation of implied PCS obligations recorded in the third quarter of 2006 as compared to no reversal in the third quarter of 2007. This decrease was partially offset by a $2.5 million increase in shipments of our Ethernet interface cards and software products, such as IxNetwork, IxAutomate and IxLoad, in the third quarter of 2007 over the third quarter of 2006. In the third quarter of 2007, revenues from services increased 22.7% to $6.8 million from the $5.5 million recorded in the third quarter of 2006 due in part to an increase in the ratable recognition of revenue related to extended warranty and PCS contracts.

     In the first nine months of 2007, total revenues decreased 3.8% to $127.7 million from $132.8 million recorded in the same period of 2006. This overall decrease primarily relates to a $5.5 million decrease in product revenues in the first nine months of 2007 over the same period in 2006. This decrease in product revenues was primarily due to the $18.8 million reversal of deferred revenue related to the cessation of implied PCS obligations recorded in the first nine months of 2006 as compared to no reversal in the first nine months of 2007. This decrease was partially offset by a $7.7 million lower revenue deferral for implied PCS in the first nine months of 2007 compared to the same period in 2006 and by a $5.4 million increase in shipments of our Ethernet interface cards and software products, such as IxNetwork, IxLoad and IxAutomate, in the first nine months of 2007 over the same period in 2006. In the first nine months of 2007, revenues from services increased 2.6% to $18.9 million from the $18.4 million recorded in the same period of 2006.
     Revenues from Cisco Systems, our largest account, were $11.3 million, representing 25.6% of our total revenues for the third quarter of 2007, compared to $13.0 million or 23.5% of our total revenues for the third quarter of 2006. Revenues from Cisco Systems were $33.0 million, representing 25.8% of our total revenues for the first nine months of 2007, compared to $36.2 million or 27.3% of our total revenues for the same period in 2006.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 24.1% in the third quarter of 2007 from 17.3% in the third quarter of 2006. Excluding the reversals of implied PCS deferred revenue of $0 and $15.5 million from total revenues in the third quarters of 2007 and 2006, respectively, total cost of revenues as a percentage of total revenues remained flat at 24.1%. Our cost of product revenues increased 10.8% to $8.5 million in the third quarter of 2007 from $7.7 million in the same period of 2006 primarily due to increases in product shipments and manufacturing and operations cost. Amortization of purchased technology decreased to $1.2 million in the third quarter of 2007 from $1.3 million in the same period of 2006. For the three months ended September 30, 2007, our cost of services revenues increased to $865,000 from $629,000 in the same period of 2006 primarily due to costs associated with our professional services business and higher technical support costs.
     As a percentage of total revenues, our total cost of revenues, including the $1.5 million impairment charge related to purchased technology discussed below, increased to 26.0% in the first nine months of 2007 from 20.3% in the first nine months of 2006. Excluding the reversals of implied PCS deferred revenue of $0 and $18.8 million from total revenues in the first nine months of 2007 and 2006, respectively, total cost of revenues as a percentage of total revenues was 26.0% and 23.7%, respectively, in the two periods. This increase was primarily due to the impairment charge of $1.5 million related to purchased technology. Our cost of product revenues increased 13.7% to $24.8 million in the first nine months of 2007 from $21.8 million in the same period of 2006 primarily due to increases in product shipments and manufacturing and operations costs. Amortization of purchased technology increased to $4.0 million in the first nine months of 2007 from $3.4 million in the same period of 2006. This increase related to the higher amortization of intangible asset charges associated with the acquisitions of certain technologies in 2006 and in 2007. For the nine months ended September 30, 2007, our cost of services revenues increased to $2.9 million from $1.7 million in the same period of 2006 primarily due to costs associated with certain initiatives related to our professional services business and higher warranty costs.
     Research and Development Expenses. Research and development expenses for the third quarter of 2007 and 2006 were $12.8 million and $11.1 million, respectively. The increase in research and development expense in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to higher compensation and related employee costs of approximately $1.0 million and an increase in depreciation expense of $274,000, and these increases were primarily due to the growth of our international product development operations in India and Romania.
     For the first nine months of 2007, research and development expenses increased 8.1% to $35.4 million from $32.7 million in the same period of 2006. This increase was primarily due to higher compensation and related employee costs of approximately $2.7 million and an increase in depreciation expense of $801,000 in the first nine months of 2007 as compared to the same period in 2006. These increases were primarily due to the growth of our international product development operations in India and Romania and were partially offset by a reduction in stock-based compensation expense of approximately $1.3 million in the first nine months of 2007 as compared to the same period in 2006.
     Sales and Marketing Expenses. In the third quarter of 2007, sales and marketing expenses decreased 9.0% to $13.9 million from the $15.3 million incurred in the same period of 2006. This decrease was primarily due to lower stock-based compensation expense of approximately $1.0 million and lower commission costs of $245,000 in the third quarter of 2007 as compared to the same period in 2006.
     For the first nine months of 2007, sales and marketing expenses decreased 6.4% to $42.3 million from $45.2 million in the same period of 2006. This decrease was primarily due to lower stock-based compensation expense of approximately $2.7 million in the first nine months of 2007 as compared to the same period in 2006.
     General and Administrative Expenses. In the third quarter of 2007, general and administrative expenses increased 4.9% to $6.1 million from the $5.8 million incurred in the third quarter of 2006. This increase was due in part to higher compensation and related employee costs of $434,000 and higher depreciation and facilities costs at our corporate headquarters location of $138,000 in the third quarter of 2007 as compared to the same period in 2006. These increases were partially offset by $361,000 in lower legal and accounting fees. The increases in compensation and related employee costs for the third quarter of 2007 as compared to the same period during 2006 were primarily due to the addition of personnel in our accounting and legal departments.
     For the first nine months of 2007, general and administrative expenses increased 10.9% to $18.4 million from $16.6 million in the same period of 2006. This increase was primarily related to higher compensation and related employee costs of $968,000 due to the addition of personnel in our accounting and legal departments and higher depreciation and facilities costs at our corporate headquarters location of $614,000 in the first nine months of 2007 as compared to the same period in 2006. We also completed during the first nine months of 2007 the restatement of certain of our previously filed financial statements as more fully described in our 2006 Form 10-K. The incremental costs across all functional areas resulting from the restatement were approximately $1.4 million and $0 during the first nine months of 2007 and 2006, respectively, and consisted primarily of accounting, legal and temporary assistance costs. The overall increase in general and administrative expenses in the first nine months of 2007 compared to the first nine months of 2006 was partially offset by a decrease in stock-based compensation expense of $525,000 and lower recruiting fees of $279,000.
     Amortization of Intangible Assets. In the third quarter of 2007, amortization of intangible assets was $430,000 as compared to $464,000 in the third quarter of 2006. In the first nine months of 2007, amortization of intangible assets increased to $1.6 million from the $1.3 million recorded in the first nine months of 2006. This increase in the first nine months of 2007 as compared to the same periods in 2006 was primarily the result of increases in intangible assets resulting from the acquisitions of certain technologies in June of 2006 and in 2007.
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
     Interest and Other Income, Net. Interest and other income, net increased to $2.8 million in the third quarter of 2007 from the $2.4 million recorded in the third quarter of 2006. Interest and other income, net increased to $8.4 million in the first nine months of 2007 from the $6.7 million recorded in the first nine months of 2006. These increases were primarily due to a larger cash and investment balance during the third quarter and first nine months of 2007 as compared to the same periods in 2006.
     Income Tax. Income tax expense decreased to $1.1 million, or an effective rate of 35.7%, for the third quarter of 2007 from $7.3 million, or an effective rate of 47.3%, for the third quarter of 2006. Income tax expense decreased to $1.0 million, or an effective rate of 28.7%, for the first nine months of 2007 from $7.8 million, or an effective rate of 46.4%, for the first nine months of 2006. The effective tax rates for the third quarter and first nine months of 2007 and 2006 were impacted by stock-based compensation recognized pursuant to SFAS 123R, as certain stock-based compensation charges, such as those associated with incentive stock options, may not be tax deductible.  The effective tax rates for the third quarter and first nine months of 2007 were lower than the applicable effective tax rates for the comparable periods in 2006 due in part to an increase in research and development tax credits in 2007 when compared to 2006. In addition, the lower overall effective tax rates for the third quarter and first nine months of 2007 as compared to the effective tax rates for the comparable periods in 2006 were due to increases in the amount of tax benefits related to the disqualifying disposition of incentive stock options to the extent that stock-based compensation expense had previously been reflected in our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $34.4 million in the first nine months of 2007 and $22.7 million in the same period of 2006. Net cash generated from operations in the first nine months of 2007 and 2006 was provided primarily by net income of $2.6 million and $9.0 million, respectively, adjusted for non-cash items and changes in working capital. In the first nine months of 2007 and 2006, non-cash items included $14.2 million and $12.0 million, respectively, for depreciation and amortization of fixed and intangible assets, and non-cash stock-based compensation charges of $9.7 million and $14.3 million, respectively. The first nine months of 2007 also included the $3.3 million non-cash impairment charge related to the impairment of purchased technology and certain intangible assets discussed above. In the first nine months of 2007, working capital changes included a $5.9 million decrease in accounts receivable primarily due to the timing of shipments and improved collection efforts. In the first nine months of 2006, working capital changes included a $6.4 million increase in accounts receivable due to the timing of shipments to customers. The first nine months of 2006 also included a decrease in working capital of $11.3 million primarily due to the reversal of deferred revenue related to the cessation of implied PCS obligations during that period.
     Cash provided by investing activities was $75.1 million in the first nine months of 2007 as compared to a cash outflow of $9.0 million in the same period of 2006. In the first nine months of 2007, cash provided by investing activities principally consisted of $86.4 million related to the net proceeds from the maturities of marketable securities, partially offset by $8.3 million related to the purchase of property and equipment and $2.9 million related to payments made in connection with acquisitions of certain technologies. In the first nine months of 2006, cash used in investing activities consisted of $9.9 million for the purchase of property and equipment and $7.3 million related to the January 2006 acquisition of the mobile video and multimedia test business of Dilithium Networks and the June 2006 acquisition of certain technology from Bell Canada. These decreases in the first nine months of 2006 were partially offset by $8.3 million in net proceeds related to the maturities of marketable securities.
     Financing activities provided $4.0 million in the first nine months of 2007 and $4.7 million in the same period of 2006. The net cash provided by financing activities during the first nine months of 2007 was primarily due to the proceeds received of $5.1 million as a result of stock option and warrant exercises, offset by the repurchase of common stock for an aggregate price of $1.3 million. The net cash provided by financing activities during the first nine months of 2006 was primarily due to the proceeds received as a result of stock option exercises.
     During the third quarter of 2007, we entered into a new agreement to lease our corporate headquarters located in Calabasas, California, after our existing lease expires. The new lease has a five-year term commencing on June 1, 2008 with an option to extend the term of the lease for an additional five-year period. The following table sets forth the future minimum commitments under the new renewal (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease	$13,721	$862	$5,299	$5,621	$1,939
     As of December 31, 2006, we had future commitments of $3.4 million remaining under the terms of our current corporate headquarters lease.
     As of September 30, 2007, we had net unrecognized tax benefits of approximately $4.2 million, which may be payable by us in the future. We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency debt securities, corporate debt securities, auction rate securities and money market funds. We do not use any derivatives or similar instruments to manage our interest rate risk. We intend and have the ability to hold these securities to maturity and, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. Currently, the carrying amount of these securities approximates fair market value. However, the fair market value of these securities is subject to interest rate risk and would decline in value if market interest rates increased. If market interest rates were to increase immediately and uniformly by ten percent from the levels as of September 30, 2007, the decline in the fair market value of the portfolio would not be material to our financial position, results of operations or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of September 30, 2007), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     To address the material weakness in our internal control over financial reporting that existed as of December 31, 2006 as more fully described in Part II, Item 9A of our 2006 Form 10-K and in light of the Company’s 2007 restatement of certain previously filed financial statements as described in the 2006 Form 10-K, during the quarter ended September 30, 2007, we took the following step that has materially affected, or is reasonably likely to materially affect, our internal control over financing reporting, as described below:

•	Communication among Functional Groups within the Company – During the third quarter of 2007, we created a cross functional group within the Company to formalize and facilitate regular communications among the various functional departments within the Company, including finance, sales, customer support, product management and order management. This cross functional group meets regularly to discuss field-level and other practices that may affect the Company’s accounting and financial reporting, including issues that may impact revenue recognition.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 15, 2007, we announced a stock buyback program (the “Program”) to repurchase up to $50.0 million of our common stock. During the three months ended September 30, 2007, we repurchased 135,385 shares under the stock buyback program. As of September 30, 2007, approximately $48.8 million remains available for future repurchase. The Program expires on August 13, 2008, provided that we may earlier terminate the Program at any time.
     The following table summarizes our stock repurchase activity under the Program for the three months ended September 30, 2007:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that may
		Average Price	Announced	yet be Purchased
	Total Number of	Paid	Plans or	under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
July 1 – July 31	—	$—	—	$—
August 1 – August 31	—	—	—	50,000,000
September 1 – September 30	135,385	9.21	135,385	48,753,424

	135,385	$9.21	135,385	$48,753,424

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
ITEM 6. Exhibits
10.1	2007 Executive Officer Bonus Plan(1)

10.2	Employment offer letter agreement dated as of August 8, 2007 between Ixia and Atul Bhatnagar(2)

10.3	Office Lease dated as of September 14, 2007 between MS LPC Malibu Property Holdings, LLC and Ixia(3)

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on July 26, 2007.

(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on September 4, 2007.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on September 25, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date: November 7, 2007	By:	/s/ Errol Ginsberg

Errol Ginsberg
Chief Executive Officer

Date: November 7, 2007	By:	/s/ Thomas B. Miller

Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002