Form 10-K
period 2007-12-31
IXIA
filed 2008-03-05
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
Registrant’s telephone number, including area code: (818) 871-1800
The Nasdaq Stock Market LLC
(Name of Exchange on which Registered)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, without par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 30, 2007, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $354,627,840.
As of February 25, 2008, the number of shares of the Registrant’s Common Stock outstanding was 68,319,583.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 28, 2008 are incorporated by reference into Part III of this Annual Report.

IXIA
FORM 10-K

PART I
Item 1. Business
Overview
          We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice-based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of video telephony. Customers also use our suite of software applications to test and verify web, internet, security and business applications.
          During the year ended December 31, 2007, we shipped product to approximately 790 existing and new customers, and based on product shipments for the year ended December 31, 2007, our significant customers by category included:
•	Leading network equipment manufacturers such as Cisco Systems, Alcatel-Lucent, Nortel Networks, Juniper Networks, and Foundry Networks;

•	Semiconductor manufacturers such as Broadcom, Texas Instruments, and Intel;

•	Telephony equipment manufacturers such as Motorola, Ericsson, and Nokia;

•	Voice and broadband service providers such as AT&T, Bell Canada, British Telecom, Verizon, Telus Communications, and NTT;

•	Cable operators such as Comcast Cable, Shaw Cablesystems, Time Warner, Rogers Cable, Inc., and Charter Communications;

•	Enterprises such as Morgan Stanley, GETCO, LLC, Amazon, and FirstEnergy Corporation; and

•	Government contractors, departments and agencies such as U.S. Navy, Lockheed Martin, U.S. Army, MIT Lincoln Laboratory, and U.S. Air Force.
          Communications and entertainment delivery is rapidly moving to an IP infrastructure. To achieve “utility grade” quality, this infrastructure must be thoroughly tested under realistic conditions prior to deployment. Our vision is to accelerate the convergence of all networks to IP by providing the most comprehensive, easy-to-use and automated test systems in the industry. Key growth drivers include the development and deployment of 10 Gigabit Ethernet, MPLS networks, Video over IP, Voice over IP, security, testing wireless networks and network equipment, Carrier and Metro Ethernet, and converged voice, video and data (triple play) services to the home and wireless devices. We intend to maintain our focus on technology leadership, expand and further penetrate our customer base, leverage our strengths into adjacent areas, acquire key technology and assets, and expand our international presence.
The Increasing Need for Network and Application Testing and Measurement
          The measurement and analysis of performance, functionality, interoperability, and conformance of networks, applications, and communication devices is important to the following groups:

•	Communications Chip Manufacturers. At the early stages of development of new technologies, communications chip manufacturers use our test systems to evaluate and analyze the performance of their components during the design and development phase, typically prior to integration by network equipment manufacturers.

•	Network Equipment Manufacturers. To meet the higher standards specified by network operators and network users, equipment manufacturers who provide voice, video, data and application service infrastructure equipment must ensure the quality of their products during development and manufacturing and prior to shipping. Failure to ensure the consistent functionality and performance of their products may result in the loss of customers, increased research and development costs, increased support costs and losses resulting from the return of products. Equipment manufacturers use our test systems to run large-scale subscriber and service emulations, generating extreme traffic loads to verify the performance and capacity of their IP-based devices prior to deployment in production networks. Our systems are also used by equipment Manufacturers in the sales and acceptance process to demonstrate to their customers (service providers and enterprises) how their products will operate under real-world conditions.

•	Network operators and service providers (Service Providers). Service Providers seek to provide their customers with a growing variety of high quality network services. Failure to provide satisfactory service can be costly and may result in high subscriber churn rates and reduced Average Revenue Per User (ARPU). To ensure desired service levels and overall quality of experience are acceptable, service provider R&D and network engineering groups must verify the performance and functionality of staged networks during the equipment selection and network design process prior to deployment. Network operators and service providers use our test systems to emulate millions of subscribers to realistically predict end user quality of experience delivered by their IP-based infrastructure and services. Increasingly, Service Provider operations groups also use Ixia’s products to diagnose issues in their production networks by executing in-service tests similar to those conducted prior to deployment.

•	Enterprises and Government. These large Service Provider customers spend significant amounts on networks and network services. They deploy LANs and WANs that rival Service Provider networks in size and complexity. These customers use Ixia’s solutions in much the same way as Service Providers, verifying the performance and functionalities of network equipment and making sure that new networks, services and applications will perform as expected.
Characteristics Demanded of Network and Application Test and Measurement Equipment
          As networks and network devices become more intelligent and service-aware, performance, functionality, interoperability, and conformance testing solutions must reproduce subscriber traffic with increasing fidelity. Network testing solutions must also be highly scalable and capable of generating and analyzing large amounts of various types of data at high speeds over increasingly complex configurations. Comprehensive, integrated testing must occur throughout network design, development, production, deployment, and operation stages. Because this testing and verification must take place across multiple layers of the network infrastructure and for all network protocols, network testing solutions are also required to be highly flexible, extensible and modular. This rapid evolution of complex network technologies and protocols, including leading-edge technologies, such as 10 Gigabit Ethernet, Metro and Carrier Ethernet, Voice over IP, and Video over IP has resulted in the need for an integrated platform solution that is easy to use with minimal training and set-up.
The Ixia Solution
          We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and

Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice-based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of video telephony. Customers also use our suite of software applications to test and verify web, internet, security and business applications.
          Our test systems provide the following key benefits to our customers:
          Versatile High Performance. Our test systems generate and receive data traffic at wire speed, which is the maximum rate that data traffic can be transmitted over the network. Our systems provide accurate analysis across multiple layers of the overall network and of individual network components in real time, that is, as the transmission is actually occurring. Our systems can be configured to either generate packets of data, to group those packets into sessions, or to generate more of a random sequence.
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
          When configured to generate more of a random sequence of bit streams, our systems analyze each individual bit to measure the bit error rate of test sequences, thereby allowing our customers to precisely measure critical physical transport characteristics of their networks. Our systems also allow users to precisely repeat complex test scenarios in order to evaluate the impact of changes made to network equipment and systems.
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
          Hardware Platform. Our solutions typically operate on a single hardware platform with interchangeable interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs). Our architecture enables the emulation of millions of network users on a single scalable platform, with a mixture of both network and application layer traffic. This architecture offers our customers an integrated test environment that might otherwise require multiple products to cover the same test scenarios. We believe that our single platform solution decreases overall cost while increasing productivity and reducing training requirements for our customers.

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
          Open Architecture. Our open architecture allows our customers to quickly customize, automate and extend our platform. Our customers use our APIs and applications to centrally manage, protect, automate, and extend their ever-expanding testing environments.
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
Strategy
          Our objective is to be the industry leader in providing performance, functionality, service quality and conformance testing solutions for IP networks and IP-based services. This includes next generation technologies such as 10 Gigabit Ethernet, Metro and Carrier Ethernet, Voice over IP, and Video over IP. Key elements of our strategy to achieve this objective include the following:
          Continue to Expand our Addressable Markets. We plan to further expand our addressable markets into areas of growth for IP-based products and services, such as content-aware routing and switching, secure virtual private networks, networks that carry Voice, Video and Data over IP (commonly referred to in the aggregate as Triple Play), wireless and next-generation networking technologies. We also plan to apply our knowledge of these advanced IP data communication technologies to develop tools for monitoring traffic in live networks. We believe that we can leverage our core competencies in high-speed transmission protocols into leadership positions, in both our historic pre-deployment market as well as the nascent market for monitoring IP services in converged networks, as more networks and delivery of services migrate to IP.
          Maintain Focus on Technology Leadership. We intend to continue to focus on research and development in order to maintain our technology leadership position and to offer performance analysis systems that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as the Internet Engineering Task Force, and to continue our active involvement in industry forums, such as the Metro Ethernet Forum, Multi Service Forum, IMS Forum, WiFi Alliance and WiMAX Forum. We also plan to continue to work closely with our customers who are developing emerging network technologies, including Cisco Systems, Hewlett Packard, NTT, Alcatel-Lucent, and Nortel Networks, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers’ needs as they evolve.

          Expand and Further Penetrate Customer Base. We plan to strengthen and further penetrate our existing customer relationships, particularly those with network equipment manufacturers, network operators and service providers, and to pursue sales to new customers. We plan to strengthen our customer relationships and to expand our customer base by:
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
          Expand International Market Presence. We plan to further pursue sales in key international markets, including the Europe, Middle East and Africa regions (EMEA), and the Asia Pacific region. In order to pursue sales in these markets, we intend to continue to develop and expand our relationships with key customers and distributors, as well as expand our direct sales and marketing presence within these markets.
Products
          Our test systems consist of hardware and software products that allow our customers to test and measure the performance, functionality, interoperability, service quality, and conformance of their Internet Protocol (IP) equipment and networks, and the applications that run over them. Our hardware platform consists largely of interchangeable interface cards which fit into a multi-slot chassis. Our chassis are metal cases that incorporate a computer, a power supply, and a backplane, which connects the interface cards to the chassis. The interface cards generate, receive and analyze a wide variety of traffic types at multiple network layers. Our software applications and Application Programming Interfaces (APIs) allow our customers to create and manage integrated, easy-to-use automated test environments.
          Our customers can utilize our systems either in test labs or within networks. Our systems are operated through standard computer peripheral devices. These devices include a monitor, keyboard, and mouse. The operator of our systems establishes test parameters for the performance analysis by inputting data using the keyboard and mouse. The operator observes the results of the performance analysis using the monitor and may log results to files for post-analysis or archival. All operations that can be done interactively may also be automated through a variety of scripting interfaces and automation tools.
          Our customers configure our systems based on the specific interfaces of the network equipment being tested. For example, if our customer wants to analyze the performance of a router with Ethernet interfaces, the customer would insert Ethernet interface cards into our system.
Chassis
          Our primary chassis, the 12-slot Optixia XM12, provides a high density, highly flexible test platform. Operating in conjunction with the Aptixia family of test applications, the Optixia XM12 provides the foundation for a complete, high performance test environment. A wide array of interface modules are available for the Optixia XM12. The chassis supports up to 192 Gigabit Ethernet ports, 36 — 10 Gigabit Ethernet ports, and 24 Packet over SONET (POS) or Asynchronous Transfer Mode (ATM) ports. These modules provide the network interfaces and distributed processing resources needed for executing a broad range of data, signaling, voice, video, and application testing from Layers 2-7. Each chassis supports an integrated test controller that manages all system and testing resources. Resource ownership down to a per-port level coupled with hot-swappable interface modules ensures a highly flexible, multi-user testing environment. Backward compatibility is maintained with key existing Ixia interface modules and test applications to provide seamless migration from and integration with existing Ixia test installations.
          We also offer a number of other chassis products, including the 2-slot Optixia XM2, 16-slot Optixia X16, the ultra-high density, 10-slot Optixia XL10, 4-slot Ixia 400T, and the field-portable 2-slot Ixia 250. A wide array of interface cards is available to populate these chassis at various port densities.
Interface Cards
          We offer a number of optical and electrical interface cards. Each one of our interface cards contains from one to 24 independent traffic generation and analysis ports. These ports operate at wire speed, the maximum rate that data traffic can be transmitted over the network. Each port on each interface card has a unique transmit stream engine that is used to generate either packets of information or pseudo random bit streams, and a real-time receive analysis engine capable of analyzing the packets or bit streams as they are being received. The transmit stream engine generates millions of IP data packets or continuous test sequences at wire speed that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. When bit streams have been generated, the analysis engine measures the bit error rate of test sequences. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Each of our current generation interface cards also includes a microprocessor per port to generate and analyze sophisticated routing protocols, such as BGP and OSPF, as well as application traffic such as TCP/IP, HTTP and SSL.
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
Application Specific Test Suites
          We have a comprehensive suite of software applications to address specific market segments. These applications measure and analyze the performance, functionality, interoperability, service quality, and conformance of networks, network equipment and applications that run on these networks. These measurements enable network and telephony equipment manufacturers, enterprises, network operators and service providers, and governments to evaluate the performance of their equipment and networks during the design, manufacture, and pre-deployment stages, as well as after the equipment are deployed in a network. Our segment-specific test suites are targeted at a wide range of popular testing requirements:
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
Converged Monitoring Testing
          As carriers deploy triple play services over advanced Ethernet networks, their existing support systems are less capable of diagnosing application layer problems. Ixia’s RAVE (Remote Access Verification Engine) solution allows carriers and service providers to execute pre-defined tests using any of Ixia’s applications from a web-based control system that can be integrated into their existing infrastructure.
Products in Development
          We continue to develop our IP testing capabilities, and throughout 2008 we intend to remain focused on improving our position in performance, functional, interoperability, service quality, and conformance testing in the following technology areas:
•	Gigabit Ethernet

•	10 Gigabit Ethernet

•	Carrier and Metro Ethernet

•	Layer 4 — 7

•	MPLS

•	VPLS

•	Multicast

•	IPv6

•	Voice over IP

•	Video over IP

•	IPSec

•	MACSec

•	Fiber Channel over Ethernet

•	Test Automation

•	SSL

•	Denial of Service

•	WiMAX

•	IMS
          We may delay or cancel the introduction of new products to the market as a result of a number of factors, some of which are beyond our control. For more information regarding these factors, see “Business — Research and Development” on page 14 and “Risk Factors — If we are unable to successfully introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed” starting on page 17.
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

          Complex Logic Design. Our systems use FPGAs that are programmed by the host computer and therefore can be reconfigured for different applications. Our newest products have clock frequencies, which are the timing signals that synchronize all components within our system, of up to 344 megahertz, and logic densities, which are the number of individual switching components, or gates, of more than four million gates per chip. Our customers may obtain updates and enhancements from our website, thereby allowing rapid updates of the system. Almost all of our logic is designed in the VHDL hardware description language, which is a unique programming language tailored to the development of logic chips. This language enables the easy migration of the hardware design to application specific integrated circuits as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design, which comprises a critical portion of our intellectual property. This reusable technology allows us to reduce the time-to-market for our new and enhanced products.
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
Customers
          During the period from our incorporation in May 1997 through December 31, 2007, we have shipped our systems to over 1,800 customers. No customer other than Cisco Systems accounted for more than 10% of our total revenues in 2007, 2006 or 2005. Cisco Systems accounted for 23.9% of our total revenues in 2007, 25.7% of our total revenues in 2006 and 35.2% of our total revenues in 2005.
          We do not have long-term contracts with our customers, and they may reduce or discontinue their purchases at any time.
Competition
          The market for network performance measurement and analysis systems for use in the high-speed data communications industry is highly competitive, and we expect this competition to increase in the future. We currently compete with test equipment manufacturers such as Agilent Technologies, Spirent Communications, and Anritsu. We also compete with a number of small companies which are focused on network performance measurement, wireless and IMS, and converged monitoring test. Additionally, some of our significant customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others.
          We believe that the principal competitive factors in our market include:
•	price and overall cost of product ownership;

•	breadth of product offerings and features on a single platform;

•	timeliness of new product introductions;

•	product quality, reliability and performance;

•	ease of installation, integration and use;

•	customer service and technical support; and

•	company reputation and size.

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
          We expect competition to increase significantly from existing providers of network performance measurement and analysis products and from companies that may enter our existing or future markets. And, as we move into new market segments within the broader testing arena, we will be challenged by new competitors. These companies may develop similar or substitute solutions that may be more cost-effective or provide better performance or functionality than our systems. Also, as we broaden our product offerings, we may move into new markets in which we will have to compete against companies already established in those markets. Some of our existing and potential competitors have longer operating histories, significantly greater financial, product development, marketing, service, support, technical and other resources, significantly greater name recognition, and a larger installed base of customers than we do. In addition, many of our competitors have well established relationships with our current and potential customers and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors will emerge and rapidly acquire market share. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.
          To be successful, we must continue to respond promptly and effectively to the challenges of changing customer requirements, technological advances and competitors’ innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for network performance measurement and analysis systems.
Sales, Marketing and Technical Support
          Sales. We use our global direct sales force to market and sell our systems. In addition, we use distributors and other resellers to complement our direct sales and marketing efforts in certain international markets. Our total revenues from international product shipments were $60.9 million in 2007, $57.3 million in 2006, and $40.9 million in 2005. Our direct sales force maintains close contact with our customers and supports our distributors.
          Marketing. We have a number of programs to support the sale and distribution of our systems and to inform existing and potential customers and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business in the following ways:
•	sponsoring technical seminars and webinars that highlight our solutions;

•	participating in industry trade shows and technical conferences;

•	communicating through our corporate website; and

•	advertising in trade journals.
          Technical Support. We maintain a technically knowledgeable and responsive customer service and support staff that is critical to our development of long-term customer relationships. This staff can:
•	offer solutions for performance validation needs;

•	develop custom applications at our company headquarters;

•	deploy to customer sites on short notice; and

•	provide guidance to optimally utilize our systems.

Manufacturing
          Our manufacturing operations consist primarily of materials planning and procurement, quality control, logistics, final assembly and testing, and distribution. We outsource the manufacture and assembly of printed circuit board assemblies, certain interface cards and certain chassis to third party contract manufacturers and assembly companies. This manufacturing process enables us to operate without substantial space and personnel dedicated to manufacturing operations. As a result, we can conserve a significant portion of the working capital and capital expenditures that may be required for other operating needs.
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
          Lead times for materials and components ordered by us and by our contract manufacturers vary and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. We and our contract manufacturers acquire materials, complete standard subassemblies and assemble fully-configured systems based on sales forecasts and historical purchasing patterns. If orders do not match forecasts or substantially deviate from historical patterns, we and our contract manufacturers and assembly companies may have excess or inadequate inventory of materials and components.
Research and Development
          We believe that research and development is critical to our business. Our development efforts include anticipating and addressing the performance analysis needs of network equipment manufacturers, network operators and service providers, communications chip manufacturers and network users, large enterprises and government customers, and focusing on emerging high growth network technologies.
          Our future success depends on our ability to continue to enhance our existing products and to develop new products that address the needs of our customers. We closely monitor changing customer needs by communicating and working directly with our customers and distributors. We also receive input from our active participation in industry groups responsible for establishing technical standards.
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
          We plan to continue to make significant investments in research and development, including international investments where we currently operate development facilities in Bucharest, Romania and Kolkata, India. Our research and development expenses were $47.4 million in 2007, $43.5 million in 2006 and $32.4 million in 2005. These costs included stock-based compensation expense of $5.2 million in 2007 and $6.5 million in 2006. There was no stock-based compensation expense in 2005.

Intellectual Property and Proprietary Rights
          Our success and ability to compete are dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of patent, trademark, trade secret and copyright laws and restrictions on disclosure and use to establish and protect our intellectual property. We have patent applications and existing patents in the United States and in other jurisdictions. We cannot be certain that these applications will result in the issuance of any patents, or that any such patents, if they are issued, or our existing patents, will be upheld. We also cannot be certain that such patents, if issued, or our existing patents, will be effective in protecting our proprietary technology. We have registered the Ixia name, the Ixia logo and certain other trademarks in the United States, the European Union and other jurisdictions, and have filed for registration of additional trademarks.
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
          Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use technology that we regard as proprietary. We cannot be certain that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are similar or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors’ offering similar products, potentially resulting in loss of competitive advantage, loss of market share and decreased revenues. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our business.
          The telecommunication and data communications industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or proprietary rights that are important to our business. We have not conducted a search to determine whether the technology we have in our products infringes or misappropriates intellectual property held by third parties. Any claims asserting that our systems infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business.
Employees
          As of December 31, 2007, we had approximately 756 full-time employees. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing, and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.
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
Because we depend on a limited number of customers for a majority of our revenues, any cancellation, reduction or delay in purchases by these customers could significantly harm our revenues and results of operations
          Historically, a small number of customers has accounted for a significant portion of our total revenues. Specifically, sales to our largest customer, Cisco Systems, accounted for 23.9% of our total revenues in 2007, 25.7% of our total revenues in 2006 and 35.2% of our total revenues in 2005. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.
          Our dependence on large orders from a limited number of customers makes our relationships with these customers critical to the success of our business. We cannot be certain that we will be able to retain our largest customers, that we will be able to increase our sales to our other existing customers or that we will be able to attract additional customers. From time to time, we have experienced delays and reductions in orders from some of our major customers. In addition, our customers have sought price reductions or other concessions from us and will likely continue to do so. We typically do not have long-term contracts with our customers, and our major customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop and maintain relationships with existing and new customers, or requirements that we make price reductions or other concessions could significantly harm our revenues and results of operations.
Competition in our market could significantly harm our results of operations
          The market for our products is highly competitive. We face competition primarily from test equipment manufacturers such as Agilent Technologies, Spirent Communications and Anritsu. We also compete with a number of small companies which are focused on network performance analysis and measurement, wireless and IMS, and converged monitoring test. Additionally, some of our significant customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has in the past accounted for a significant portion of our revenues, we cannot be certain that it will continue to do so.
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
          Increased competition in the IP-based network performance analysis and measurement market could result in increased pressure on us to reduce prices and could result in a reduction in our revenues and/or a decrease in our margins, each of which could significantly harm our results of operations. In addition, increased competition could prevent us from increasing our market share, or cause us to lose our existing market share, either of which would harm our revenues and profitability.
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
•	rapid technological change such as the recent advancements of IP-based networks and wireless technologies;

•	frequent new product introductions such as higher speed and more complex routers;

•	evolving industry standards such as new Internet protocols;

•	changing customer needs such as the increase in the levels of service agreed to between network service providers and their customers; and

•	short product life cycles as a result of rapid changes in our customers’ products.
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
          Our ability to successfully introduce new products in a timely fashion will depend on multiple factors, including our ability to:
•	anticipate technological changes and industry trends;

•	properly identify customer needs;

•	innovate and develop and license or acquire new technologies and applications;

•	hire and retain necessary technical personnel;

•	successfully commercialize new technologies in a timely manner;

•	timely obtain key components for the manufacture of new products;

•	manufacture and deliver our products in sufficient volumes and on time;

•	price our products competitively; and

•	differentiate our offerings from our competitors’ offerings.

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
We depend on sales of a narrow range of products and if customers do not purchase our products, our revenues and results of operations would be significantly harmed
          Our business and products are concentrated in the market for systems that analyze and measure the performance of IP-based network equipment and systems. This market is an evolving market and there is uncertainty regarding its size and scope. Our performance will depend on increased sales of our existing systems and the successful development, introduction and market acceptance of new and enhanced products. We cannot be certain that we will be successful in increasing these sales or in developing and introducing new products. Our failure to do so would significantly harm our revenues and results of operations.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business
          Large network equipment manufactures have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features, reduce our prices or grant other concessions. As we seek to sell more products to these large network equipment manufacturers, we may be required to agree to such terms and conditions. These terms may affect the amounts and timing of revenue recognition, which may adversely affect our profitability and financial condition in the affected periods.
If we do not diversify our customer base, we may not be able to grow our business or increase our profitability
          Our growth depends in part on our ability to diversify our customer base by increasing sales to enterprises, government departments and agencies, network operators and service providers, and communications chip manufacturers. To effectively compete for the business of these customers, we must develop new products and enhancements to existing products and expand our sales, marketing and customer service capabilities, which will result in increases in operating costs. If we cannot offset these increases in costs with an increase in our revenues, our operating results may be adversely affected. Some of our existing and potential competitors have existing relationships with many enterprises, government departments and agencies, network operators and service providers, and communications chip manufacturers. We cannot be certain that we will be successful in increasing our sales presence in these markets. Any failure by us to increase sales in these markets would adversely affect our growth.
Our quarterly and annual operating results may fluctuate significantly as a result of new product introductions and other factors, which fluctuations could cause our stock price to decline significantly
          Our quarterly and annual operating results have fluctuated and may fluctuate significantly due to a variety of factors, most of which are outside of our control. Some of the factors that could cause our quarterly and annual operating results to fluctuate include the other risks discussed in this “Risk Factors” section.
          We may experience a shortfall or delay in generating or recognizing revenues for a number of reasons. Orders on hand at the beginning of a quarter and orders generated in a quarter do not always result in the shipment of products and the recognition of revenues for that quarter. Failure to ship products by the end of the quarter in which they are ordered or our inability to recognize revenue for products shipped in a quarter may adversely affect our operating results for that quarter. Our agreements with customers typically provide that the customer may delay scheduled delivery dates and cancel orders prior to shipment without penalty. Because we incur operating expenses based on anticipated revenues and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our results of operations.
          Additionally, our operating results may vary as a result of the timing of our release of new products. The introduction of a new product in any quarter may cause an increase in revenues in that quarter that may not be sustainable in subsequent quarters.
          The factors described above are difficult to forecast and mitigate. As a consequence, operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
We recorded a significant unrealized loss during the quarter ended December 31, 2007 to reduce the carrying value of certain auction rate securities we hold, and the estimated fair value of these securities could decrease further in the future based on market conditions
          The recent adverse conditions in the U.S. credit markets have reduced our ability to liquidate certain auction rate securities that we classify as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $248.5 million as of December 31, 2007, $14.3 million ($19.0 million at cost) is currently associated with failed auctions. While these securities with failed auctions have credit ratings of AA/Aa2 or higher, these securities cannot be readily sold until a successful auction occurs or a buyer is found outside of the auction process. As of December 31, 2007, the fair value of these securities with failed auctions, or $14.3 million, was determined based on third party valuation models and other indications of value resulting in an unrealized pre-tax loss of $4.7 million. Because we have the ability to hold these securities until a recovery of fair value occurs, we do not consider these securities to be other-than-temporarily impaired at December 31, 2007. Accordingly, we recorded an unrealized temporary loss of $4.7 million (pre-tax) related to these securities within other comprehensive income for the year ended December 31, 2007. While we intend to participate in a successful auction for these securities should one occur at par value in the next 12 months, we believe that it is reasonably possible that such successful auctions for these securities will not occur within the next 12 months. Accordingly, we have classified these securities as non-current assets in our consolidated balance sheet. In addition, if the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income or to record losses in earnings (if such declines in value are deemed other-than-temporary), which could materially impact our results of operations.
The loss of any of our key personnel could significantly harm our results of operations and competitive position
Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing and sales employees. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Many of the stock options held by our employees have an exercise price that is higher (in some cases significantly higher) than the current trading price of our common stock, and these “underwater” options do not serve their purpose as incentives for our employees to remain with Ixia. Failure to retain or attract key personnel could significantly harm our results of operations and competitive position.
Because of intense competition for technical personnel, we may not be able to recruit or retain necessary personnel on a cost-effective basis
          Our success will depend in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We plan to increase the number of our research and development, marketing, sales, customer service and operations employees. Competition for highly skilled employees in our industry is intense. In addition, employees may leave our company and subsequently compete against us. Our failure to attract and retain these qualified employees could significantly harm our ability to develop new products and maintain customer relationships. Volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain highly skilled employees who may look to stock-based awards as a key component of their compensation. Many of the stock options held by our employees have an exercise price that is higher (in some cases significantly higher) than the current trading price of our common stock, and these “underwater” options do not serve their purpose as incentives for our employees to remain with Ixia. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of new and enhanced products and harm our ability to sell our products. In addition, the cost to recruit and train new technical personnel is significant. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We may be subject to such claims as we seek to retain or hire qualified personnel, some of whom may currently be working for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. Such claims could also discourage potential employees who currently work for our competitors from joining us.
Continued growth will strain our operations and require us to incur costs to maintain and upgrade our management and operational resources
          We have experienced growth in our operations, including number of employees, products, facility locations and customers. Unless we manage our growth effectively, we may have difficulty in operating our business. As a result, we may inaccurately forecast sales and materials requirements, fail to integrate new personnel or fail to maintain adequate internal controls, which may result in fluctuations in our operating results and cause the price of our stock to decline. We plan to continue to expand our operations which may place a significant strain on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our profitability could be significantly harmed.
If we are unable to expand our sales and distribution channels or are unable to successfully manage our expanded sales organization, our revenues and results of operations will be harmed
          Historically, we have relied primarily on a direct sales organization, supported by distributors, to sell our products. Our distribution strategy focuses primarily on developing and expanding our direct sales organization and our network of distributors and other resellers. We may not be able to successfully expand our sales and distribution channels, and the cost of any expansion may exceed the revenues that we generate as a result of the expansion. To the extent that we are successful in expanding our sales and distribution channels, we cannot be certain that we will be able to compete successfully against the significantly larger and better-funded sales and marketing operations of many of our current or potential competitors. In some cases, we have granted exclusive rights to our distributors to market our products in their specified territories. Our distributors may not market our products effectively or devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our sales and support staff, or to maintain existing or establish new relationships with successful distributors, would harm our revenues and results of operations.
If we are unable to expand our international sales and distribution channels or manage them effectively, our results of operations will be harmed
          Historically, a significant portion of our sales have been made to customers in the United States. Our sales based on product shipments to the United States accounted for 65.0% of our total revenues in 2007, 68.2% of our total revenues in 2006 and 72.9% of our total revenues in 2005. Historically, distributors have generated a significant portion of our international sales. In the past, we have had distributors who entered bankruptcy and were therefore terminated as distributors of our products. Losses of one or more of our international distributors or their failure to sell our products would limit our ability to sustain and grow our revenues in international markets. We intend to expand into additional international markets in the EMEA and Asia Pacific regions by adding distributors and international sales and support personnel. Our failure in these efforts could significantly harm our results of operations and decrease the value of our stock.

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
•	difficulties in recruiting, training and retaining international personnel;

•	increased complexity and costs of managing international operations;

•	growing demand for and cost of technical personnel;

•	increased exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that favor local competition;

•	changing governmental laws and regulations, including differing labor and employment laws and longer sales cycles;

•	supporting multiple languages;

•	reduced or limited protections of intellectual property rights;

•	more complicated logistical and distribution arrangements;

•	political and economic instability; and

•	difficulties in collecting receivables.

          The above risks associated with our international operations and sales activities can restrict or adversely affect our ability to sell in international markets, disrupt our business and subject us to additional costs of doing business.
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
          In addition, the purchase of these components on a sole or limited source basis subjects us to risks of price increases and potential quality assurance problems. Consolidation involving suppliers could further reduce the number of alternatives available to us and affect the cost of components. An increase in the cost of components could make our products less competitive and result in lower gross margins.
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
If we fail to accurately forecast our manufacturing requirements, we could incur additional costs and experience manufacturing delays
          We provide our contract manufacturers with rolling forecasts based on anticipated product orders to determine our manufacturing requirements. Some of the components used in our products have significant lead times or lead times which may unexpectedly increase depending on factors such as the specific supplier, contract terms and the demand for components at a given time. Because of these long lead times, we are often required to forecast and order products before we know what our specific manufacturing requirements will be. If we overestimate our product orders, our contract manufacturers may have excess inventory of completed products which we would be obligated to purchase. This will lead to increased costs and the risk of obsolescence. If we underestimate our product orders, our contract manufacturers may have inadequate inventory, which could result in delays in shipments, the loss or deferral of revenues and higher costs of sales. Costs are also added to our products when we are required to expedite delivery of our products to customers or of components with long lead times to our contract manufacturers. We cannot be certain that we will be able to accurately forecast our product orders and may in the future carry excess or obsolete inventory, be unable to fulfill customer demand, or both, thereby harming our revenues, results of operations and customer relationships.
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
          We generally enter into assignment of rights and confidentiality agreements with our officers, employees and consultants. We also generally limit access to and distribution of our source code and further limit the disclosure and use of our other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors’ offering similar products, potentially resulting in loss of one or more competitive advantages, loss of market share and decreased revenues.
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
          Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our results of operations. Any claims, with or without merit, could:
•	be time-consuming;

•	result in costly litigation;

•	divert the efforts of our technical and management personnel;

•	require us to modify the infringing products or to develop alternative technology, thereby causing product shipment delays and the loss or deferral of revenues;

•	require us to cease selling the products containing the intellectual property at issue;

•	require us to pay substantial damage awards;

•	damage our reputation; or

•	require us to enter into royalty or licensing agreements which, if required, may not be available on terms acceptable to us, if at all.
          In the event a claim against us were successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our revenues, results of operations and competitive position could be harmed.
Changes in laws, regulations and financial accounting standards may adversely affect our results of operations
          Changes in accounting regulations and standards can have a significant effect on our results. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our financial results, which could have an adverse effect on our stock price.
          For example, in 2006, we adopted the provisions of, and began to account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. As a result, our operating results for periods subsequent to December 31, 2005 contain charges for stock-based compensation expense related to employee share-based awards issued under our equity incentive plans. Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method prescribed by APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations and provided the pro forma disclosures required by SFAS 123. Applying the intrinsic value method generally resulted in no compensation expense being recognized related to our share-based awards in periods prior to our adoption of SFAS 123R. The adoption of SFAS 123R has had a material impact on our consolidated financial position and results of operations and will continue to have a material impact in future periods as a result of our continuing recognition of expense for stock-based compensation. We cannot predict the effect that this impact on our earnings will have on the price of our Common Stock, but such impact could be adverse.
Our business is subject to changing regulation of corporate governance and public disclosure that has resulted in increased costs and may continue to result in additional costs in the future
          We are subject to rules and regulations of federal and state regulatory authorities, including, The Nasdaq Stock Market LLC (“Nasdaq”) and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued new requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”). Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.
          In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of the effectiveness of our internal control over financial reporting, has required, and continues to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.
If we fail to maintain our relationships with industry experts, our products may lose industry and market recognition and sales could decline
          Our relationships with industry experts in the field of performance analysis and measurement of networks and network equipment are critical for maintaining our industry credibility and for developing new products and testing methodologies in a timely fashion. These experts have established standard testing methodologies that evaluate new network equipment products and technologies. We provide these experts and their testing labs with our products and engineering assistance to perform tests on these new network equipment products and technologies. These industry experts refer to our products in their publications which has given our products industry recognition. In addition, these labs offer us the opportunity to test our products on the newest network equipment and technologies, thereby assisting us in developing new products that are designed to meet evolving technological needs. We cannot be certain that we will be able to maintain our relationships with industry experts or that our competitors will not maintain similar or superior relationships with industry experts. If we are unable to maintain our relationships with industry experts or if competitors have superior relationships with them, our products may lose industry and market recognition which could harm our reputation and competitive position and cause our sales to decline.
Our business may be adversely affected by unfavorable general economic and market conditions
          Our business is subject to the effects of general economic conditions in the United States and globally and, in particular, market conditions in the communications and networking industries. In the past, our operating results were adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. In particular, sales to network equipment manufacturers in North America were significantly and adversely affected by the downturns in the economy in the past. If there is a slowdown in the global economy and market conditions, we may experience material adverse impacts on our business, operating results and financial condition.

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
Item 1B. Unresolved Staff Comments
          Not applicable.
Item 2. Properties
          Our corporate headquarters are located in Calabasas, California, where we currently lease approximately 84,100 square feet of space which houses our research and development, sales and marketing, finance and administration and manufacturing operations. In September 2007, we entered into a new agreement to lease our corporate headquarters located in Calabasas, California, after our existing lease expires. The new lease has a five-year term commencing on June 1, 2008 with an option to extend the term of the lease for an additional five-year period. We also lease office space for our sales offices in Santa Clara, California, North Carolina, Virginia, Massachusetts, the United Kingdom, Japan, China and Bangalore, India. Additionally, we have leased facilities in Bucharest, Romania and Kolkata, India used primarily for research and development activities. We believe that our current facilities will be adequate to meet our needs for the next 12 months, or that we will be able to obtain additional space when and as needed on acceptable terms.
Item 3. Legal Proceedings
          From time to time, certain legal actions may arise in the ordinary course of our business. To date, such legal actions have not had a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of our security holders during the fourth quarter of 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
(a) Market Price, Dividends and Related Matters
          Ixia’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “XXIA.” The following table sets forth the high and low closing sales prices of our Common Stock as reported on the Nasdaq Global Select Market for the following time periods.

	High	Low
2007
First quarter	$11.67	$9.11
Second quarter	9.80	8.52
Third quarter	10.19	8.72
Fourth quarter	10.60	8.80
2006
First quarter	$15.04	$11.62
Second quarter	13.91	8.68
Third quarter	10.28	7.31
Fourth quarter	10.26	8.70
          On February 25, 2008, the closing sales price reported for our Common Stock was $7.31 per share, and as of that date there were approximately 28 shareholders of record.
          We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future.
          The following graph compares the cumulative total return on the Company’s Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the five-year period commencing January 1, 2003. Ixia is one of the companies that makes up the Nasdaq Telecommunications Index. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Comparison of Five-Year Cumulative Total Return*
among Ixia, the Nasdaq Composite Index
and the Nasdaq Telecommunications Index

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Ixia	$100	$320.55	$460.55	$405.48	$263.01	$259.73
Nasdaq Composite Index	100	149.75	164.64	160.60	187.83	205.22
Nasdaq Telecommunications Index	100	188.21	199.04	192.18	244.38	253.12

*	Assumes (i) $100 invested on December 31, 2002 in Ixia Common Stock, the Nasdaq Composite Index and the Nasdaq Telecommunications Index and (ii) immediate reinvestment of all dividends.
(b)	Use of Proceeds
          None.
(c)	Issuer Repurchases of Equity Securities
          On August 15, 2007, we announced a stock buyback program (the “Program”) to repurchase up to $50 million of our common stock. During the three months ended December 31, 2007, we repurchased 783,550 shares under the Program. As of December 31, 2007, approximately $40.8 million remains available for future repurchase. The Program expires on August 13, 2008 and provides that we may earlier terminate the Program at any time.
          The following table summarizes our stock repurchase activity under the Program for the three months ended December 31, 2007:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that may
			Announced	yet be Purchased
	Total Number of	Average Price Paid	Plans or	under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
October 1 — October 31	—	$—	—	$48,753,424
November 1 — November 30	577,131	10.13	577,131	42,909,488
December 1 — December 31	206,419	10.04	206,419	40,836,758

	783,550	$10.10	783,550	$40,836,758

Item 6. Selected Financial Data
          The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statement of income data set forth below for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data set forth below for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from the audited consolidated financial statements not included herein, but which were previously filed with the SEC. The consolidated balance sheet data as of December 31, 2003 conform to the consolidated financial statements included in this Form 10-K and are presented herein on an unaudited basis.

	2007 (2)	2006(3)	2005	2004	2003
Consolidated Statement of Income Data (in thousands, except per share data):
Revenues:
Products	$148,226	$155,388	$130,045	$97,200	$72,674
Services	25,895	24,744	20,808	13,464	7,400

Total revenues	174,121	180,132	150,853	110,664	80,074

Costs and operating expenses: (1)
Cost of revenues — products	32,724	29,437	24,239	20,592	15,661
Cost of revenues — amortization of purchased technology	5,196	4,705	3,891	3,044	1,183
Cost of revenues — services	3,870	2,681	2,216	1,423	1,208
Research and development	47,407	43,450	32,404	24,960	21,980
Sales and marketing	57,420	59,020	39,359	30,566	23,942
General and administrative	24,927	23,800	16,438	12,479	9,179
Amortization of intangible assets	1,912	1,745	1,278	1,532	1,070
Impairment of goodwill, purchased technology and/or other intangible assets	3,263	—	—	—	410

Total costs and operating expenses	176,719	164,838	119,825	94,596	74,633

Income (loss) from operations	(2,598)	15,294	31,028	16,068	5,441
Interest and other income, net	11,723	9,409	5,055	2,960	3,062

Income before income taxes	9,125	24,703	36,083	19,028	8,503
Income tax expense	2,119	11,222	7,593	4,007	1,912

Net income	$7,006	$13,481	$28,490	$15,021	$6,591

Earnings per share:
Basic	$0.10	$0.20	$0.44	$0.25	$0.11
Diluted	$0.10	$0.20	$0.41	$0.23	$0.11
Weighted average number of common and common equivalent shares outstanding:
Basic	67,936	67,005	65,168	60,687	58,344
Diluted	69,386	68,792	69,227	64,745	62,227

	2007 (2)	2006(3)	2005	2004	2003
(1) Stock-based compensation included in:
Cost of revenues — products	$519	$590	$—	$30	$157
Cost of revenues — services	197	224	—	3	7
Research and development	5,243	6,481	—	271	1,316
Sales and marketing	4,416	7,838	—	77	159
General and administrative	2,659	2,890	—	38	280

(2)	Our 2007 results include a pre-tax impairment charge of $3.3 million, which consists of the impairment of purchased technology of $1.5 million and the impairment of certain intangible assets of $1.8 million related to the acquisition of Communication Machinery Corporation in July 2005 and to the acquisition of the mobile video test product line from Dilithium Networks in January 2006.

(3)	Due to the adoption of SFAS 123R effective January 1, 2006, our results of operations for 2007 and 2006 include $13.0 million and $18.0 million, respectively, of pre-tax stock-based compensation expense.

	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$188,892	$64,644	$51,837	$16,383	$21,133
Short-term investments in marketable securities	4,999	152,703	124,456	81,757	42,718
Working capital	206,059	235,168	191,176	104,515	74,032
Long-term investments in marketable securities	54,609	4,354	25,392	49,015	58,072
Total assets	369,440	349,059	322,216	241,451	191,115
Total shareholders’ equity	316,500	300,789	263,480	193,491	157,477
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2007, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.
Business Overview
          We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of video telephony. Customers also use our suite of software applications to test and verify web, internet, security and business applications.

          Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12-month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended December 31, 2007, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the internet and in enterprise applications, where demand has increased or remained stable during the three years ended December 31, 2007. Looking forward, we expect demand for our Ethernet interface cards to increase modestly and expect that the sale of our Ethernet interface cards will continue to represent the majority of our product revenues. Over the past three years, shipments of our software products have increased as a result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Looking forward, we expect demand for our software products to remain strong.
          Sales to our largest customer accounted for approximately $41.7 million or 23.9% of our total revenues in 2007, $46.3 million or 25.7% of our total revenues in 2006 and $53.0 million or 35.2% of our total revenues in 2005. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generate a majority of our revenues from product shipments to customer locations within the United States. We generated revenues from product shipments to international locations of $60.9 million or 35.0% in 2007, $57.3 million or 31.8% in 2006, and $40.9 million or 27.1% in 2005. We intend to continue increasing our sales efforts internationally with specific focus in the EMEA and Asia Pacific regions. Looking forward, we continue to expect the majority of our revenues to be generated within the United States for the foreseeable future.
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
          Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the years ended December 31, 2007, 2006 and 2005, services revenues related to our implied PCS obligations approximated $3.4 million, $8.4 million and $8.3 million, respectively. For the years ended December 31, 2007, 2006 and 2005, $0, $25.9 million and $1.1 million, respectively, of deferred revenue relating to implied PCS was reversed and recognized as product revenues as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. Future reversals of implied PCS deferred revenue are not expected to be significant over the near term as a result of the future license management of additional products and our determination not to provide PCS to certain customers after the expiration of the contractual PCS period.
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
          Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. Under this standard, the estimated fair value for accounting purposes of each share-based award is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based awards which meets the requirements of SFAS 123R. The determination of the fair value for accounting purposes of share-based awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

          Consistent with our past practice, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach.
          For the years ended December 31, 2007 and 2006, stock-based compensation expense was $13.0 million and $18.0 million, respectively. No stock-based compensation expense was recognized in the consolidated financial statements for the year ended December 31, 2005. Our stock-based compensation expense for the year ended December 31, 2007 decreased from the comparable prior period in 2006 due in part to (i) an increase in estimated and actual forfeitures and (ii) a decrease in employee stock purchase plan participation in 2007 as compared to 2006. The aggregate balance of gross unearned stock-based compensation to be expensed in the periods 2008 and through 2011 related to unvested share-based awards as of December 31, 2007 was approximately $17.4 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
          Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing, operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues also includes the amortization of purchased technology in connection with our acquisitions of certain product lines and technologies.
          Our cost of revenues as a percentage of total revenues is primarily affected by the following factors:
•	changes in our pricing policies and those of our competitors;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of customers and sales channels through which our products are sold;

•	the mix of our products sold, such as the mix of software versus hardware product sales, including the effects of any related deferral, reversal and recognition of revenues for implied PCS obligations;

•	new product introductions by us and by our competitors;

•	demand for our products;

•	expenses related to acquired technologies, such as royalties and amortization of purchased technology; and

•	production volume.
          In the near term, we anticipate that our cost of revenues as a percentage of total revenues may increase due to lower sales prices principally on larger transactions as a result of increased competition.
          Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, and amortization of intangible assets. While we expect to continue to meet our product development objectives and our changing customer requirements during 2008, we expect total operating expenses, excluding stock-based compensation expenses discussed above, to remain relatively constant as a percentage of total revenues as we seek to leverage our existing sales force, development team and operating infrastructure.

          Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period the costs of our products used for internal purposes.
          Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in direct sales, sales support and marketing functions, as well as promotional and advertising expenditures. We also capitalize and depreciate over a two-year period the costs of our products used for sales and marketing activities, including product demonstrations for potential customers.
          General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, human resources, information technology and administrative personnel, as well as recruiting and professional fees, insurance costs and other general corporate expenses.
          Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their useful lives. Periodically we review goodwill and other intangible assets for impairment. An impairment charge would be recorded to the extent that the carrying value exceeds the fair value in the period that the impairment circumstances occurred. See Note 4 to the Consolidated Financial Statements included in this Form 10-K.
          Interest and Other Income, Net. Interest and other income, net represents interest on cash and a variety of securities, including commercial paper, money market funds, auction rate securities, and government, federal agency and corporate debt securities, and certain foreign currency gains and losses.
          Income Tax. Income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions and for the effects of equity compensation plans.
Critical Accounting Policies and Estimates
          Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairment of long-lived assets, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
          We apply the following critical accounting policies in the preparation of our consolidated financial statements:
•	Revenue Recognition Policy. We recognize revenue as discussed in “Revenues” in the “Business Overview” section of Item 7.

•	Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on our best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical write-off experience, current customer information and other relevant data. We review the allowance for doubtful accounts monthly. Past due balances of 60 days and over are reviewed individually for collectibility. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

•	Write-Down of Obsolete Inventory. We write-down inventory for estimated obsolescence, excessive quantities or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand is less favorable than our initial estimate, additional inventory write-downs may be required.

•	Income Taxes. We operate in numerous states and countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), we may provide for estimated liabilities in our consolidated financial statements associated with uncertain tax return filing positions that are subject to audit by various tax authorities. Because the determinations of our annual provisions are subject to judgments and estimates, it is likely that actual results will vary from those recognized in our consolidated financial statements. As a result, additions to, or reductions of, income tax expense will occur each year for prior reporting periods as our estimates change and actual tax returns and tax audits are settled. We recognize any such prior year adjustment in the discrete quarterly period in which it is determined.

•	Acquisition Purchase Price Allocation. When we acquire a business, product line or rights to a product or technology, we allocate the purchase price, including related transaction costs, to the various tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. To assist in this process, we may obtain appraisals from valuation specialists for certain of these items. Most of the assumptions used to determine fair value are made based on forecasted information. The useful lives of amortizable intangible assets are reviewed for reasonableness periodically by management in light of current conditions.

•	Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable definite life intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which generally requires that we assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. To the extent that the estimated undiscounted cash flows fall below the carrying value of the intangible or other long lived assets we write-down the assets to fair value. Fair value is generally determined based on discounted cash flows. Determining the fair value based on discounted cash flows is subjective in nature and often involves the use of significant estimates and assumptions about future results and discount rates. We evaluate the recoverability of our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires us to assess our goodwill annually for impairment. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the fair value.

•	Stock-Based Compensation. We record stock-based compensation in accordance with SFAS 123R as discussed in “Stock-based Compensation” in the “Business Overview” section of Item 7.

•	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, in accordance with SFAS No. 5, “Accounting for Contingencies,” and we record accruals when the loss is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances of each situation and in some instances based in part on the advice of outside legal counsel.

Results of Operations
          The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	2007	2006	2005
Revenues:
Products	85.1%	86.3%	86.2%
Services	14.9	13.7	13.8

Total revenues	100.0	100.0	100.0

Costs and operating expenses: (1)
Cost of revenues — products	18.8	16.3	16.1
Cost of revenues — amortization of purchased technology	3.0	2.6	2.6
Cost of revenues — services	2.2	1.5	1.5
Research and development	27.2	24.1	21.4
Sales and marketing	33.0	32.8	26.0
General and administrative	14.3	13.2	10.9
Amortization of intangible assets	1.1	1.0	0.9
Impairment of purchased technology and intangible assets	1.9	—	—

Total costs and operating expenses	101.5	91.5	79.4

Income (loss) from operations	(1.5)	8.5	20.6
Interest and other income, net	6.7	5.2	3.3

Income before income taxes	5.2	13.7	23.9
Income tax expense	1.2	6.2	5.0

Net income	4.0%	7.5%	18.9%

(1) Stock-based compensation included in:
Cost of revenues — products	0.3%	0.3%	0.0%
Cost of revenues — services	0.1	0.1	0.0
Research and development	3.0	3.6	0.0
Sales and marketing	2.5	4.4	0.0
General and administrative	1.5	1.6	0.0
Comparison of the Years Ended December 31, 2007 and 2006
          Revenues. In 2007, total revenues decreased 3.3% to $174.1 million from $180.1 million in 2006. This overall decrease primarily relates to the $7.2 million decrease in product revenues in 2007 compared to 2006. This decrease in product revenues was primarily due to the $25.9 million reversal of deferred revenue related to the cessation of implied PCS obligations recorded during the year ended December 31, 2006, as compared to no reversals during the year ended December 31, 2007. This decrease was partially offset by a $10.8 million increase in shipments of our Ethernet interface cards and software products, such as IxNetwork, IxLoad and IxAutomate, in 2007 over the same period in 2006, and by a $9.9 million lower revenue deferral for implied PCS in 2007 compared to 2006. In 2007, revenues from services increased 4.7% to $25.9 million from $24.7 million in 2006. In 2007, total revenues from Cisco Systems, our largest account, decreased to $41.7 million, or 23.9% of our total revenue, from $46.3 million, or 25.7% of our total revenue in 2006.
          Cost of Revenues. As a percentage of total revenues, our total cost of revenues, including the $1.5 million impairment charge related to purchased technology discussed below, increased to 24.9% in 2007 from 20.4% in 2006. Excluding the reversals of implied PCS deferred revenue of $0 and $25.9 million from total revenues in 2007 and 2006, respectively, total cost of revenues as a percentage of total revenues was 24.9% and 23.9%, respectively, in the two periods. This increase was primarily due to the impairment charge of $1.5 million related to purchased technology. Our cost of product revenues increased 11.2% to $32.7 million in 2007 from $29.4 million in 2006 primarily due to increases in product shipments and manufacturing and operations costs. Amortization of purchased technology increased to $5.2 million in 2007 from $4.7 million in 2006. This increase related to the higher amortization of intangible asset charges associated with the acquisitions of certain technologies in 2006 and in 2007. In 2007, our cost of providing services increased to $3.9 million from $2.7 million in 2006 primarily due to higher technical support and warranty costs, as well as additional expenses related to our professional services business.
          Research and Development Expenses. In 2007, research and development expenses increased 9.1% to $47.4 million from $43.5 million in 2006. This increase was primarily due to an increase in compensation and related employee costs of approximately $3.3 million, an increase in depreciation expense of $898,000, and an increase in facilities costs of $683,000. These increases were primarily due to the growth of our international product development operations in India and Romania and were partially offset by a reduction in stock-based compensation expense of approximately $1.2 million and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling in 2007.
          Sales and Marketing Expenses. In 2007, sales and marketing expenses decreased to $57.4 million from $59.0 million in 2006. This decrease was primarily due to a decrease in stock-based compensation expense of approximately $3.4 million, partially offset by an increase in compensation and related employee costs of approximately $1.6 million, which includes a severance charge of $745,000.
          General and Administrative Expenses. In 2007, general and administrative expenses increased 4.7% to $24.9 million from $23.8 million in 2006. This increase was primarily due to higher compensation and related employee costs of approximately $1.4 million primarily due to the addition of personnel in our accounting and legal departments.
          Amortization of Intangible Assets. In 2007, amortization of intangible assets increased to $1.9 million from $1.7 million in 2006. This increase was primarily the result of increases in intangible assets resulting from the acquisitions of certain technologies in 2006 and 2007.
          Impairment of Purchased Technology and Intangible Assets. In 2007, we recognized impairment charges of $1.5 million attributable to purchased technology and $1.8 million attributable to certain intangible assets related to wireless LAN testing tools acquired as part of Communication Machinery Corporation in July 2005 and the acquisition of the mobile video test product line from Dilithium Networks in January 2006. Under SFAS 144, we determined that the future expected undiscounted cash flows were less than the carrying value of the affected identifiable intangible assets, which indicated that an impairment existed. To measure the impairment, we used the discounted cash flow approach to reduce the carrying value of the affected assets to fair value, which resulted in the $3.3 million impairment of the above noted purchased technology and other identifiable intangible assets. See Note 4 to our Consolidated Financial Statements.
          Interest and Other Income, Net. Interest and other income, net increased to $11.7 million in 2007 from $9.4 million in 2006. This increase was largely attributable to larger cash and investment balances in the aggregate during 2007 as compared to 2006.
          Income Tax Expense. Income tax expense decreased to $2.1 million, or an effective rate of 23.2%, in 2007 from $11.2 million, or an effective rate of 45.4%, in 2006. The effective tax rate in 2007 differs from the effective tax rate in 2006 due in part to an increase in disqualifying dispositions of incentive stock options, a decrease in non-deductible stock-based compensation expense and a decrease in state income taxes.
Comparison of the Years Ended December 31, 2006 and 2005
          Revenues. In 2006, total revenues increased 19.4% to $180.1 million from $150.9 million in 2005. This overall increase primarily relates to the $25.3 million increase in product revenues in 2006 over 2005 due to $25.9 million of implied PCS deferred revenue that was reversed and recognized as revenue during the year ended December 31, 2006, as compared to reversals and recognition of $1.1 million during the year ended December 31, 2005, as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. Services revenues in 2006 grew by $3.9 million over 2005 primarily due to the ratable recognition of revenues related to our initial and extended contractual PCS obligations which directly relates to the significant sequential increases in shipments of our software products during the preceding years. In

2006, total revenues from Cisco Systems, our largest account, decreased to $46.3 million from $53.0 million in 2005.
          Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 20.4% in 2006 from 20.1% in 2005. Excluding the reversals of implied PCS deferred revenue of $25.9 million and $1.1 million from total revenues in 2006 and 2005, respectively, total cost of revenues as a percentage of total revenues was 23.9% and 20.3%, respectively. This increase in the total cost of revenues percentage for the year ended December 31, 2006 was due in part to competitive pricing pressures on certain larger deals during 2006 and the impact of stock-based compensation expense of $814,000 recognized during 2006 as a result of the adoption of SFAS 123R effective January 1, 2006. Our cost of product revenues in 2006, excluding stock-based compensation expense of $590,000, increased 19.0% to $28.8 million from $24.2 million in 2005. This increase was primarily due to certain increases in component and other inventory related costs. Amortization of purchased technology increased to $4.7 million in 2006 from $3.9 million in 2005. This increase related to the higher amortization of intangible asset charges associated with the July 2005 purchase of Communication Machinery Corporation, the January 2006 purchase of certain product lines from Dilithium Networks and the June 2006 acquisition of certain technology from Bell Canada. In 2006, our cost of providing services increased by $465,000 to $2.7 million from $2.2 million in 2005 due to the adoption of SFAS 123R effective January 1, 2006 which resulted in the recognition of stock-based compensation expense of $224,000 in 2006 and due to costs associated with certain initiatives related to our professional services business.
          Research and Development Expenses. In 2006, research and development expenses increased 34.1% to $43.5 million from $32.4 million in 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $6.5 million recorded during the year ended December 31, 2006. The increase in research and development expenses in 2006 compared to 2005 was also due to an increase in compensation and related employee costs of approximately $2.3 million, an increase in depreciation expense of $1.2 million, and an increase in facilities costs of approximately $1.1 million. The increases in compensation, depreciation and facilities costs in 2006 as compared to 2005 were due in part to the expansion of our international development operations in India and Romania.
          Sales and Marketing Expenses. In 2006, sales and marketing expenses increased 50.0% to $59.0 million from $39.4 million in 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $7.8 million recorded during the year ended December 31, 2006. The increase in sales and marketing expenses in 2006 compared to 2005 was also due to a higher number of direct sales and marketing personnel and their associated benefit costs and travel expenses, which resulted in an increase of approximately $8.4 million. Additionally, facility expenses increased by approximately $1.2 million and depreciation expense increased by approximately $1.1 million in 2006 as compared to 2005. These increases were due in part to our new facility in the United Kingdom and the increased use of our products by sales and marketing personnel.
          General and Administrative Expenses. In 2006, general and administrative expenses increased 44.8% to $23.8 million from $16.4 million in 2005. This increase was due in part to the adoption of SFAS 123R effective January 1, 2006 which resulted in stock-based compensation expense of $2.9 million recorded during the year ended December 31, 2006. The increase in general and administrative expenses in 2006 compared to 2005 also related to the restatement of certain of our previously filed financial statements as more fully described in our Amended 2005 Form 10-K, in our Amendments on Form 10-Q/A to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and in certain of our other filings with the Securities and Exchange Commission (the “Commission”). The incremental costs related to the restatement approximated $1.3 million during 2006 and related primarily to additional legal and accounting fees. The increase in general and administrative expenses in 2006 compared to 2005 was also due to the expansion of our administrative infrastructure in 2006, which resulted in an increase in facility expenses, including certain internal system support costs, of $834,000, an increase in salary and benefit costs of just over $750,000 and an increase in depreciation expense of approximately $630,000 in 2006 as compared to 2005.
          Amortization of Intangible Assets. In 2006, amortization of intangible assets increased to $1.7 million from $1.3 million in 2005. This increase in 2006 as compared to 2005 was primarily the result of increases in intangible assets resulting from the July 2005 purchase of Communication Machinery Corporation, the January 2006 purchase of certain product lines from Dilithium Networks and the June 2006 acquisition of certain technology from Bell Canada.

          Interest and Other Income, Net. Interest and other income, net increased to $9.4 million in 2006 from $5.1 million in 2005. This increase was largely attributable to higher interest rates and larger cash and investment balances in the aggregate during 2006 as compared to 2005.
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
Liquidity and Capital Resources
          As of December 31, 2007, we had cash and cash equivalents of $188.9 million compared to $64.6 million as of December 31, 2006. Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, totaled $248.5 million as of December 31, 2007 compared to $221.7 million as of December 31, 2006.
          Net cash provided by operating activities was $45.8 million in 2007, $33.9 million in 2006 and $50.0 million in 2005. Net cash generated from operations in 2007, 2006 and 2005 was primarily provided by net income of $7.0 million, $13.5 million and $28.5 million, respectively, adjusted for non-cash items and changes in working capital components.
          In 2007, 2006 and 2005, non-cash items included $18.7 million, $16.5 million and $11.1 million, respectively, for depreciation and amortization of fixed and intangible assets. In 2007, non-cash items also included a $3.3 million impairment charge related to previously acquired purchased technology and certain other intangible assets from Communication Machinery Corporation in July 2005 and from Dilithium Networks in January 2006. In 2007 and 2006, non-cash items also included stock-based compensation charges of $13.0 million and $18.0 million, respectively, related to the adoption of SFAS 123R effective January 1, 2006. In 2005, non-cash items included $14.9 million related to certain tax benefits of stock option transactions, which were partially offset by the $8.1 million increase in net deferred tax assets. In 2006, net deferred tax assets decreased by $5.7 million due in part to the increase in reversals of implied PCS deferred revenue in 2006 as compared to 2005. Changes in working capital in 2007 included an increase of $3.8 million whereas 2006 and 2005 included decreases of $4.7 million and $9.4 million, respectively, related to changes in accounts receivable due in part to the timing of shipments to customers. In 2005, changes in working capital included an increase of $10.3 million in deferred revenues related to additional deferrals of revenue for implied and contractual PCS obligations, whereas in 2006, deferred revenues decreased by $15.0 million primarily due to reversals of implied PCS deferred revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period.
          Cash provided by investing activities was $78.5 million in 2007 as compared to cash outflows of $27.0 million in 2006 and $41.2 million in 2005. In 2007, cash provided by investing activities principally consisted of $92.8 million related to the net proceeds from marketable securities, partially offset by $10.9 million related to the purchase of property and equipment and $3.2 million related to payments made in connection with acquisitions of certain technologies. In 2006, cash used in investing activities principally consisted of $7.2 million related to the net purchases of marketable securities, $12.3 million for the purchase of property and equipment, $5.2 million related to the January 2006 purchase of certain product lines from Dilithium Networks and $2.1 million related to the June 2006 acquisition of certain technology from Bell Canada. In 2005, cash used in investing activities principally consisted of $19.1 million related to the net purchases of marketable securities, $13.4 million for the purchase of property and equipment, $4.2 million related to the July 2005 acquisition of Communication Machinery Corporation, $2.5 million related to the January 2005 purchase of the remaining assets of the Chariot business from NetIQ, and $1.9 million related to the January 2005 payment of the remainder of the G3 Nova contingent earnout.
          Net cash (used in) provided by financing activities was $(12,000) in 2007, $5.9 million in 2006 and $26.6 million in 2005. In 2007, cash used in financing activities principally consisted of the $9.2 million repurchase of common stock pursuant to our stock buyback program announced in August 2007, partially offset by proceeds of

$8.9 million related to the exercise of stock options, warrants and employee stock purchase plan options. In 2006 and 2005, financing activities provided $5.9 million and $26.6 million, respectively, and consisted principally of proceeds related to the exercise of stock options and employee stock purchase plan options.
          The recent adverse conditions in the U.S. credit markets have reduced our ability to liquidate certain auction rate securities that we classify as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $248.5 million as of December 31, 2007, $14.3 million ($19.0 million at cost) is currently associated with failed auctions. We intend and have the ability to hold these auction rate securities until the market recovers, and do not anticipate having to sell these securities in order to operate our business.
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
Financial Commitments
          Our significant financial commitments at December 31, 2007 are as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$24,573	$4,844	$9,565	$7,534	$2,630
Purchase obligations	462	462	—	—	—

Total	$25,035	$5,306	$9,565	$7,534	$2,630

          Purchase obligations in the table above consist of purchase orders issued to certain of our contract manufacturers in the normal course of business to purchase specified quantities of certain interface cards and chassis. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders.
          As of December 31, 2007, we had a net liability for uncertain tax positions of approximately $3.8 million, which may be payable by us in the future. We are not able to reasonably estimate the timing of the payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the liability of $3.8 million is excluded from the table above. See Note 6 to our Consolidated Financial Statements.
Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. SFAS 141R requires prospective application for all acquisitions after the date of adoption. We expect SFAS 141R to have an impact on our consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
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
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is applied under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We are currently evaluating the impact on our financial statements of adopting SFAS 157.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
          The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency securities, corporate debt securities, auction rate securities and money market funds. Our cash equivalents and investments consist of both fixed and variable rate securities. We do not use any derivatives or similar instruments to manage our interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. Currently, the carrying amount of our fixed rate securities approximates fair market value. We intend and have the ability to hold these fixed rate securities to maturity and, therefore, we would not expect our consolidated operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. A significant portion of our cash equivalents and investments portfolio consists of variable interest rate securities. Accordingly, we also have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal by selling our variable rate securities which have declined in market value due to changes in interest rates. For example, if interest rates were to decrease by 100 basis points uniformly throughout the next year and if the composition of our portfolio of variable rate securities were to remain consistent throughout the next year, the estimated result would be an annual decrease in our interest income related to our variable rate securities of approximately $1.1 million.
          As a result of the recent adverse conditions in the U.S. credit markets, we liquidated the majority of our investments in auction rate securities at par without any realized losses. As of December 31, 2007, we held $21.0 million (at cost) of auction rate securities in our portfolio, of which approximately $19.0 million (at cost) is currently associated with failed auctions due to sell orders exceeding buy orders. While these securities with failed auctions have credit ratings of AA/Aa2 or higher, these securities cannot be readily sold until a successful auction occurs or a buyer is found outside of the auction process. For the year ended December 31, 2007, we recorded an unrealized pre-tax loss of $4.7 million within other comprehensive income related to these failed auction rate securities. In addition, we have classified these investments as non-current assets in our consolidated balance sheet. If the current market conditions deteriorate further, we may need to record additional unrealized losses in other comprehensive income or to record losses in earnings (if such declines in value are deemed other-than-temporary), which could materially impact our results of operations. See Note 3 to the Consolidated Financial Statements.
Exchange Rate Sensitivity
          The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales, marketing and development operations outside of the United States, we do have some transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee, Chinese Yuan, Singapore Dollar, Euro and British Pound. We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.
Item 8. Financial Statements and Supplementary Data
          Our financial statements and supplementary data required by this Item are provided in the consolidated financial statements of the Company included in this Form 10-K as listed in Item 15(a) of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
          Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting.
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
          As of December 31, 2007, our management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007 based on criteria in Internal Control — Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting
          There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
          Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls will be met. The design of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2008, which information will appear under the captions entitled “Proposal 1 — Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2007.
          The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
          The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2008, which information will appear under the captions “Proposal 1 — Election of Directors - Compensation of Directors,” “Executive Compensation and Other Information,” “Compensation Discussion and Analysis” and “Compensation Committee Report.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2008, which information will appear under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Executive Compensation and other Information — Equity Compensation Plan Information.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2008, which information will appear under the caption entitled “Certain Relationships and Related Transactions,” and “Proposal 1 — Election of Directors.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2007.
Item 14. Principal Accounting Fees and Services
          The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2008, which information will appear under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
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
(3)	Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended(1)
3.2	Bylaws, as amended(2)
10.1*	Amended and Restated 1997 Equity Incentive Plan (3)
10.2*	Amended and Restated Non-Employee Director Stock Option Plan(4)
10.3*	Employee Stock Purchase Plan(5)
10.3.1*	Amendment No. 1, dated May 9, 2003, to Ixia Employee Stock Purchase Plan(6)
10.3.2	Supplemental Provisions, effective April 14, 2006, to Ixia Employee Stock Purchase Plan(7)
10.4*	Officer Severance Plan(8)
10.5*	Form of Indemnity Agreement between Ixia and its directors and executive officers(9)
10.6	Office Lease Agreement dated September 14, 2007 between MS LPC Malibu Property Holdings, LLC and Ixia(10)
10.7*	Warrants dated August 2, 2000 to Purchase 80,000 Shares of Common Stock issued to Robert W. Bass(11)
10.8	Registration Rights and Stock Transfer Restriction Agreement dated as of September 15, 2000 among Ixia, Technology Capital Group S.A. and Stéphane Ratel(12)
10.9*	Employment offer letter agreement dated October 27, 2001 between Ixia and David Anderson(13)
10.10*	Employment offer letter agreement dated as of February 27, 2003 between Ixia and Robert W. Bass(14)
10.12	License, Distribution and Option Agreement, dated July 7, 2003, between NetIQ Corporation and Ixia(15)
10.12.1	First Amendment to License, Distribution and Option Agreement dated as of January 6, 2005 between the Registrant and NetIQ Corporation(16)
10.12.2	Second Amendment to License, Distribution and Option Agreement dated as of June 16, 2005 between the Registrant and NetIQ Corporation(17)(18)
10.13*	2006 Employee Bonus Plan(19)
10.14*	Summary of 2006 Compensation for the Registrant’s Named Executive Officers(20)
10.15*	Summary of 2007 Compensation for the Registrant’s Named Executive Officers
10.16	Summary of Compensation for the Registrant’s Non-Employee Directors(21)
10.17*	2007 Executive Officer Bonus Plan(22)
10.18*	Employment Offer Letter Agreement dated as of August 8, 2007 between the Company and Atul Bhatnagar(23)
14.1	Code of Ethics for Chief Executive and Senior Financial Officers(24)
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on November 16, 2007.

(2)	Incorporated by reference to Exhibit No. 3.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 19, 2000.

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(5)	Incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107818) filed with the Commission on August 8, 2003.

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on April 20, 2006.

(8)	Incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(9)	Incorporated by reference to Exhibit No. 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on September 25, 2007.

(11)	Incorporated by reference to Exhibit No. 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(12)	Incorporated by reference to Exhibit No. 10.17 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 27, 2000.

(13)	Incorporated by reference to Exhibit No. 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2001.

(14)	Incorporated by reference to Exhibit No. 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2002.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on August 19, 2003.

(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(17)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(18)	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on July 12, 2006.

(20)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2006.

(21)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2006.

(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on July 26, 2007.

(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on September 4, 2007.

(24)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2003.
(b)	Exhibits
     See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.
(c)	Financial Statement Schedules
     See the Schedule under Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2008	IXIA
/s/ Errol Ginsberg
Errol Ginsberg
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Errol Ginsberg Errol Ginsberg	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 5, 2008

/s/ Thomas B. Miller Thomas B. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2008

/s/ Atul Bhatnagar Atul Bhatnagar	President, Chief Operating Officer and Director	March 5, 2008

/s/ Jon F. Rager Jon F. Rager	Director	March 5, 2008

/s/ Massoud Entekhabi Massoud Entekhabi	Director	March 5, 2008

/s/ Gail Hamilton Gail Hamilton	Director	March 5, 2008

/s/ Jonathan Fram Jonathan Fram	Director	March 5, 2008

IXIA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Ixia
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 29, 2008

IXIA
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$188,892	$64,644
Short-term investments in marketable securities	4,999	152,703
Accounts receivable, net	32,405	36,221
Inventories	12,731	11,604
Deferred income taxes	5,613	6,382
Prepaid expenses and other current assets	3,385	4,182

Total current assets	248,025	275,736

Investments in marketable securities	54,609	4,354
Property and equipment, net	21,433	22,044
Deferred income taxes	13,543	9,486
Intangible assets, net	14,147	20,224
Goodwill	16,728	16,728
Other assets	955	487

Total assets	$369,440	$349,059

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,474	$2,195
Accrued expenses	19,440	15,873
Deferred revenues	18,748	17,346
Income taxes payable	1,304	5,154

Total current liabilities	41,966	40,568

Deferred revenues	7,167	7,202
Other liabilities	3,807	500

Total liabilities	52,940	48,270

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2007 and December 31, 2006; 68,171 and 67,351 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	132,092	132,413
Additional paid-in capital	98,157	86,305
Retained earnings	89,077	82,071
Accumulated other comprehensive loss	(2,826)	—

Total shareholders’ equity	316,500	300,789

Total liabilities and shareholders’ equity	$369,440	$349,059

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Products	$148,226	$155,388	$130,045
Services	25,895	24,744	20,808

Total revenues	174,121	180,132	150,853

Costs and operating expenses:(1)
Cost of revenues — products	32,724	29,437	24,239
Cost of revenues — amortization of purchased technology	5,196	4,705	3,891
Cost of revenues — services	3,870	2,681	2,216
Research and development	47,407	43,450	32,404
Sales and marketing	57,420	59,020	39,359
General and administrative	24,927	23,800	16,438
Amortization of intangible assets	1,912	1,745	1,278
Impairment of purchased technology and intangible assets	3,263	—	—

Total costs and operating expenses	176,719	164,838	119,825

(Loss) income from operations	(2,598)	15,294	31,028
Interest and other income, net	11,723	9,409	5,055

Income before income taxes	9,125	24,703	36,083
Income tax expense	2,119	11,222	7,593

Net income	$7,006	$13,481	$28,490

Earnings per share:
Basic	$0.10	$0.20	$0.44
Diluted	$0.10	$0.20	$0.41
Weighted average number of common and common equivalent shares outstanding:
Basic	67,936	67,005	65,168
Diluted	69,386	68,792	69,227

(1) Stock-based compensation included in:
Cost of revenues — products	$519	$590	$—
Cost of revenues — services	197	224	—
Research and development	5,243	6,481	—
Sales and marketing	4,416	7,838	—
General and administrative	2,659	2,890	—
The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total

Balance as of December 31, 2004	62,459	$100,144	$53,247	$40,100	$—	$193,491
Net income				28,490		28,490
Shares issued pursuant to stock incentive plans and exercise of employee stock purchase plan options	4,121	26,648				26,648
Stock award tax benefit			14,851			14,851

Balance as of December 31, 2005	66,580	126,792	68,098	68,590	—	263,480
Net income				13,481		13,481
Shares issued pursuant to stock incentive plans and exercise of employee stock purchase plan options	771	5,621				5,621
Stock-based compensation			18,023			18,023
Stock award tax benefit			184			184

Balance as of December 31, 2006	67,351	132,413	86,305	82,071	—	300,789
Net income				7,006		7,006
Unrealized loss on investments, net of tax					(2,844)	(2,844)
Cumulative translation adjustment					18	18

Comprehensive income						4,180
Shares issued pursuant to stock incentive plans, warrants and employee stock purchase plan options	1,739	8,870				8,870
Repurchase of shares pursuant to stock buyback program	(919)	(9,191)				(9,191)
Stock-based compensation			13,034			13,034
Stock award tax shortfall			(1,182)			(1,182)

Balance as of December 31, 2007	68,171	$132,092	$98,157	$89,077	$(2,826)	$316,500

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$7,006	$13,481	$28,490
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	11,560	10,038	5,925
Amortization of purchased technology and intangible assets	7,108	6,450	5,169
Impairment of purchased technology and intangible assets	3,263	—	—
Stock-based compensation	13,034	18,023	—
Deferred income taxes	(1,478)	5,739	(8,141)
Tax (shortfall) benefit from stock award transactions	(1,182)	184	14,851
Excess tax benefits from stock-based compensation	(309)	(255)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	3,816	(4,656)	(9,377)
Inventories	(1,127)	(1,758)	(3,156)
Income taxes receivable	—	—	1,687
Prepaid expenses and other current assets	797	(663)	(629)
Other assets	(468)	(172)	297
Accounts payable	279	(677)	1,312
Accrued expenses	2,146	2,168	3,339
Deferred revenues	1,367	(15,014)	10,299
Income taxes payable and other liabilities	(43)	1,023	(72)

Net cash provided by operating activities	45,769	33,911	49,994

Cash flows from investing activities:
Purchases of property and equipment	(10,931)	(12,332)	(13,396)
Purchases of available-for-sale securities	(54,150)	(153,400)	(143,336)
Proceeds from available-for-sale securities	161,850	114,225	109,186
Purchases of held-to-maturity securities	(45,469)	(7,978)	(22,030)
Proceeds from held-to-maturity securities	30,564	39,944	37,104
Purchases of other intangible assets	(175)	(165)	(180)
Payments in connection with acquisitions	(3,198)	(7,274)	(8,536)

Net cash provided by (used in) investing activities	78,491	(26,980)	(41,188)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and employee stock purchase plan options	8,870	5,621	26,648
Repurchase of common stock	(9,191)	—	—
Excess tax benefits from stock-based compensation	309	255	—

Net cash (used in) provided by financing activities	(12)	5,876	26,648

Net increase in cash and cash equivalents	124,248	12,807	35,454
Cash and cash equivalents at beginning of year	64,644	51,837	16,383

Cash and cash equivalents at end of year	$188,892	$64,644	$51,837

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$4,724	$4,291	$853

The accompanying notes are an integral part of these consolidated financial statements

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
     Business
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice-based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of video telephony. Customers also use our suite of software applications to test and verify web, internet, security and business applications.
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
     We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen. These contracts are used to reduce the risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes. To date, net gains and losses on the above transactions have not been significant. As of December 31, 2007, we did not have any significant foreign currency forward contracts outstanding.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Investments in Marketable Securities
     We determine the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and reevaluate such determination at each balance sheet date. Held-to-maturity securities are carried at amortized cost, which approximates fair value. Accretion and amortization of purchase discounts and premiums are included in interest and other income, net. Available-for-sale securities are stated at fair value based on observable market quotes or third party valuation models. The net unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income or loss, net of tax. The specific identification method is used to compute realized gains and losses on our marketable securities.
     Our held-to-maturity securities as of December 31, 2007 and 2006 consisted primarily of federal agencies and corporate debt securities. As of December 31, 2007 and 2006, our available-for-sale securities consisted primarily of high-grade auction rate securities with reset periods of typically 7, 28 or 35 days. We regularly monitor and evaluate the realizable value of our marketable securities. During 2007, we recorded an unrealized temporary loss of $4.7 million (pre-tax) related to our auction rate securities within other comprehensive income. See Note 3 for additional information.
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
     Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, ranging from two to ten years. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions. Property and equipment also includes the cost of our products used for research and development and sales and marketing activities, including product demonstrations for potential customers. Repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the statement of income.
     Goodwill and Purchased Intangible Assets
     We apply SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) to purchased intangible assets, which are carried at cost less accumulated amortization. Cost or purchase price is determined based on amounts paid to the seller (both in cash and the value of our stock), liabilities assumed and transaction costs. The value of intangible assets is determined using valuation techniques such as the discounted cash flow method. In the case of a purchase of a business, the purchase price is allocated to the various identifiable assets, including intangibles, based

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on their respective fair values, with any remaining amount being assigned to goodwill. In the case of an asset purchase, any excess purchase price is allocated ratably based on the respective fair values of the assets. Amortization of purchased technology is computed using the greater of (a) the ratio of current revenues to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life. Amortization of other intangible assets is computed using the straight-line method over the economic lives of the respective assets. The economic useful lives are determined based on comparison of similar technologies in the industry, historical experience and management expectations. Goodwill is carried at cost and is tested for impairment annually or whenever events or circumstances occur indicating that goodwill might be impaired in accordance with SFAS 142. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the implied fair value of goodwill. Other intangible assets are tested for impairment as circumstances arise in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recorded to the extent that the carrying value of an intangible asset exceeds its fair value. During the year ended December 31, 2007, we recorded an impairment loss related to previously acquired purchased technology and certain other intangible assets. See Note 4 for additional information.
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
     Product Warranty Costs
     We generally provide a 12-month initial standard warranty on our hardware products after product shipment and accrue for estimated future warranty costs at the time product revenue is recognized. Accrued product warranty costs are included as a component of accrued expenses in the accompanying consolidated balance sheets and approximated $577,000 and $344,000 as of December 31, 2007 and 2006, respectively.
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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the years ended December 31, 2007, 2006 and 2005, services revenues related to our implied PCS obligations approximated $3.4 million, $8.4 million and $8.3 million, respectively. For the years ended December 31, 2007, 2006 and 2005, $0, $25.9 million and $1.1 million, respectively, of deferred revenue relating to implied PCS was reversed and recognized as product revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. Future reversals of implied PCS deferred revenue are not expected to be significant over the near term as a result of the future license management of additional products and our determination not to provide PCS to certain customers after the expiration of the contractual PCS period.
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
     Cost of Revenues
     Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing, operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of services includes salaries and other expenses associated with customer and technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues also includes the amortization of purchased technology in connection with our acquisitions of certain product lines and technologies.
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
     Advertising
     Advertising costs are expensed as incurred. Advertising costs were $912,000, $822,000 and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     Stock-Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock units and employee stock purchase rights based on the estimated fair values for accounting purposes on the grant date. Prior to the adoption of SFAS 123R, we accounted for our share-based awards in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and the related interpretations of FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, compensation expense related to employee stock options was recorded only if, on the date of the grant, the fair market value of the underlying stock exceeded the exercise price. We accounted for share-based awards issued to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees.”
     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of share-based awards, which meets the requirement of SFAS 123R. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Consistent with our past

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
practice, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach.
     We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously recognized, if any, are reported as a financing cash inflow. Prior to adoption of SFAS 123R, such excess tax benefits were reported as an increase to operating cash flows. Stock-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006 were $13.0 million and $18.0 million, respectively. No stock-based compensation expense was recognized in the consolidated financial statements for the year ended December 31, 2005. The balance of gross unearned stock-based compensation to be expensed in the periods 2008 through 2011 related to unvested share-based awards as of December 31, 2007 was approximately $17.4 million. See Note 8 for additional information.
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
     Effective January 1, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, we recognize, in our consolidated financial statements, the impact of tax positions that are most likely than not to be sustained upon examination based on the technical merits of the positions.
     Earnings Per Share
     Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options.
     Foreign Currency Translation
     Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments included as a separate component in accumulated other comprehensive income (loss), which have not been significant to date. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, certain balance sheet and income statement accounts are remeasured at historical exchange rates and translation adjustments from the remeasurement of the local currency amounts to U.S. dollars are included in interest and other income, net. Gains and losses resulting from foreign currency transactions, the amounts of which have not been significant to date, are included in interest and other income, net.
     Comprehensive Income
     We have adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on investments.
     Segments
     We have adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
products and services, geographic areas and major customers. We have determined that we did not have any separately reportable business segments as of, and for the years ended, December 31, 2007, 2006 and 2005.
     Reclassifications and Presentation
     Certain prior year amounts have been reclassified to conform to the current year presentation.
     Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. SFAS 141R requires prospective application for all acquisitions after the date of adoption. We expect SFAS 141R to have an impact on our consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
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
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is applied under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We are currently evaluating the impact on our financial statements of adopting SFAS 157.
2. Concentrations
     Credit Risk
     Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. We maintain our cash and cash equivalents with reputable financial institutions, and at times, cash balances may be in excess of FDIC insurance limits. We extend differing levels of credit to customers, do not generally require collateral, and maintain reserves for potential credit losses based upon the expected collectibility of accounts receivable.
     As a result of the recent adverse conditions in the U.S. credit markets, we liquidated the majority of our investments in auction rate securities at par without any realized losses. As of December 31, 2007, we held $21.0 million (at cost) of auction rate securities in our portfolio, of which, $2.0 million was sold at par (cost) in January 2008 through a successful auction and approximately $19.0 million (at cost) is currently associated with failed auctions due to sell orders exceeding buy orders. While these securities with failed auctions have credit ratings of AA/Aa2 or higher, these securities cannot be readily sold until a successful auction occurs or a buyer is found

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
outside of the auction process. For the year ended December 31, 2007, we recorded an unrealized pre-tax loss of $4.7 million within other comprehensive income related to these failed auction rate securities. If the current market conditions deteriorate further, we may need to record additional unrealized losses in other comprehensive income or to record losses in earnings (if such declines in value are deemed other-than-temporary), which could materially impact our results of operations. See Note 3 for additional information.
     Significant Customer
     For the years ended December 31, 2007, 2006 and 2005, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Year Ended December 31,
	2007	2006	2005
Amount of total revenues	$41,655	$46,280	$53,045
As a percentage of total revenues	23.9%	25.7%	35.2%
     As of December 31, 2007 and 2006, we had receivable balances from the customer approximating 12.6% and 22.7%, respectively, of total accounts receivable.
     International Data
     For the years ended December 31, 2007, 2006 and 2005, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Year Ended December 31,
	2007	2006	2005
Amount of total revenues	$60,946	$57,275	$40,917
As a percentage of total revenues	35.0%	31.8%	27.1%
     Long-lived assets are primarily located in the United States. As of December 31, 2007, approximately $8.5 million, or 9.1% of our 2007 total long-lived assets, were located at international locations. As of December 31, 2006, approximately $7.1 million, or 11.1% of our 2006 total long-lived assets, were located at international locations. Long-lived assets located at international locations consisted primarily of fixed assets.
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
3. Selected Balance Sheet Data (in thousands)
     Accounts Receivable, Net
     Accounts receivable, net consisted of the following:

	December 31,	December 31,
	2007	2006
Trade accounts receivable	$33,019	$37,395
Allowance for doubtful accounts	(614)	(1,174)

	$32,405	$36,221

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Activity in the allowance for doubtful accounts during the years presented is as follows:

	Balance at	Charged to	Reversals to		Balance at
	Beginning	Cost and	Cost and		End of
Year Ended December 31,	of Period	Expenses	Expenses	Deductions	Period
2007	$1,174	$300	$(60)	$(800)	$614
2006	854	335	—	(15)	1,174
2005	842	300	(150)	(138)	854
     Investments in Marketable Securities
     Investments in marketable securities as of December 31, 2007 consisted of the following:

	Carrying	Fair
	Value	Value
Available-for-sale — short-term:
Auction rate securities	$2,001	$2,001
Held-to-maturity — maturities of less than one year:
Government agency debt securities	2,998	2,984

	4,999	4,985

Available-for-sale — long-term:
Auction rate securities	14,345	14,345
Held-to-maturity — maturities of one to five years:
Government agency debt securities	25,058	25,220
Corporate debt securities	15,206	15,234

	54,609	54,799

	$59,608	$59,784

     During the latter half of 2007, certain auction rate securities failed to auction due to sell orders exceeding buy orders. Of our total cash and investments balance of $248.5 million, $14.3 million ($19.0 million at cost) is currently associated with failed auctions. While these securities with failed auctions have credit ratings of AA/Aa2 or higher, these securities cannot be readily sold until a successful auction occurs or a buyer is found outside of the auction process. These securities with failed auctions represent interests in debt obligations, which are collateralized by high grade commercial paper, bank deposit notes and/or credit default swaps. As of December 31, 2007, the fair value of these securities with failed auctions, or $14.3 million, was determined based on third party valuation models and other indications of value resulting in an unrealized pre-tax loss of $4.7 million. As of December 31, 2007, these securities with failed auctions have been in loss positions for less than 12 months. Because we have the ability to hold these securities until a recovery of fair value occurs, we do not consider these securities to be other-than-temporarily impaired at December 31, 2007. Accordingly, we recorded an unrealized temporary loss of $4.7 million (pre-tax) related to these securities within other comprehensive income for the year ended December 31, 2007. While we intend to participate in a successful auction for these securities (with previously failed auctions) should one occur at par value in the next 12 months, we believe that it is reasonably possible that such successful auctions for these securities will not occur within the next 12 months. As such, we have classified these securities with failed auctions ($14.3 million) as non-current as of December 31, 2007. These securities with failed auctions will be reviewed and analyzed each reporting period.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Investments in marketable securities as of December 31, 2006 consisted of the following:

	Carrying	Fair
	Value	Value
Available-for-sale — short-term:
Auction rate securities	$128,701	$128,701
Held-to-maturity — maturities of less than one year:
Government agency debt securities	23,002	22,928
Corporate debt securities	1,000	998

	152,703	152,627

Held-to-maturity — maturities of one to five years:
Government agency debt securities	4,354	4,292

	4,354	4,292

	$157,057	$156,919

     Inventories
     Inventories consisted of the following:

	December 31,	December 31,
	2007	2006
Raw materials	$2,276	$3,391
Work in process	6,680	6,891
Finished goods	3,775	1,322

	$12,731	$11,604

     Property and Equipment, Net
     Property and equipment, net consisted of the following:

		December 31,	December 31,
	Useful Life	2007	2006
	(in years)

Computer equipment	3	$7,701	$6,667
Computer software	3-5	7,652	6,697
Demonstration equipment	2	13,196	11,397
Development equipment	5	13,404	10,643
Furniture and other equipment	5	14,271	12,751
Leasehold improvements	5-10	3,556	3,443

		59,780	51,598
Accumulated depreciation		(38,347)	(29,554)

		$21,433	$22,044

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Accrued Expenses
     Accrued expenses consisted of the following:

	December 31,	December 31,
	2007	2006
Accrued payroll	$4,216	$3,253
Accrued vacation	2,981	2,315
Due to third parties for technology and certain assets	2,377	1,000
Accrued bonuses	2,319	1,704
Accrued commissions	1,566	1,401
Accrued legal and professional fees	1,033	1,635
Accrued travel	642	644
Accrued warranty	577	344
Employee stock purchase plan payroll deductions	545	550
Accrued property taxes	339	452
Sales tax payable	221	308
Other	2,624	2,267

	$19,440	$15,873

4. Acquisitions
     In February 2007, we acquired the rights to certain wireless technology from a privately-held company for an estimated purchase price of $2.4 million. As of December 31, 2007, we have paid approximately $550,000 related to this acquisition and expect to pay the balance over the next 12 months. We accounted for this acquisition under the purchase method of accounting and allocated the purchase price to the net tangible and amortizable intangible assets acquired based on their estimated fair values. The acquired assets did not constitute a business and as such, no goodwill was recorded on the asset purchase.
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In the second quarter of 2007, we recognized an impairment charge of $1.8 million consisting of $700,000 of purchased technology and $1.1 million of certain other intangible assets related to the Test Business. The impairment charge was due to lower than expected current and projected operating profits for the applicable products and our decision to curtail sales and development efforts related to the applicable products. Under SFAS 144, we determined that the future expected undiscounted cash flows were less than the carrying value of the affected identifiable intangible assets, which indicated that an impairment existed. To measure the impairment, we used the discounted cash flow approach to reduce the carrying value of the affected assets to fair value, which resulted in the $1.8 million impairment of the above noted purchased technology and other identifiable intangible assets.
Acquisition of Certain Assets from Bell Canada
     In June 2006, we completed the acquisition of certain technology from Bell Canada (“Test Tools”). Included with the acquired Test Tools are certain intellectual property rights and pending patents, and we also entered into a services agreement with Bell Canada for the use of certain Bell Canada employees to assist us with market development activities related to the Test Tools. The purchase price for the Test Tools asset acquisition was $3.6 million, of which $1.0 million in cash was paid in 2007. We accounted for the Test Tools acquisition under the purchase method of accounting and allocated the purchase price to the net tangible and intangible assets acquired based on their estimated fair values.
Communication Machinery Corporation
     In July 2005, we completed the acquisition of all of the outstanding capital stock of Communication Machinery Corporation (“CMC”). CMC developed tools for testing Wi-Fi networks and equipment. The results of CMC’s operations have been included in the consolidated financial statements since the acquisition date.
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

     Of the $2.4 million of acquired intangible assets, $1.3 million was assigned to acquired technology, $1.0 million was assigned to customer contracts and relationships, and approximately $100,000 was assigned to a covenant not to compete. Goodwill is not deductible for income tax purposes.
     In the second quarter of 2007, we recognized an impairment charge of $1.5 million consisting of $746,000 of purchased technology and $765,000 of certain other intangible assets related to the acquisition of CMC. The impairment charge resulted from lower than expected current and projected operating profits for the applicable products and our decision to curtail sales and development efforts related to the applicable products. Under SFAS 144, we determined that the future expected undiscounted cash flows were less than the carrying value of the affected identifiable intangible assets, which indicated that an impairment existed. To measure the impairment, we used the discounted cash flow approach to reduce the carrying value of the affected assets to fair value, which resulted in a $1.5 million impairment to the above noted purchased technology and other identifiable intangible assets.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Goodwill and Other Intangible Assets
     The following table presents 2007 details of our total purchased intangible assets (in thousands):

		Accumulated	Accumulated
	Gross	Amortization	Impairment	Net

Goodwill	$16,728	$—	$—	$16,728

Other intangible assets:
Technology	$35,539	$(21,021)	$(1,445)	$13,073
Non-compete	962	(929)	(25)	8
Trademark	676	(426)	—	250
Workforce	395	(395)	—	—
Customer relationships	3,246	(1,498)	(1,735)	13
Other	2,560	(1,699)	(58)	803

	$43,378	$(25,968)	$(3,263)	$14,147

     In the second quarter of 2007, we recognized an impairment charge of $3.3 million consisting of $1.5 million of purchased technology and $1.8 million of certain other intangible assets. See Note 4 for additional information.
     The following table presents 2006 details of our total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net

Goodwill	$16,728	$—	$16,728

Other intangible assets:
Technology	$31,900	$(15,313)	$16,587
Non-compete	912	(802)	110
Trademark	676	(327)	349
Workforce	395	(346)	49
Customer relationships	3,246	(1,170)	2,076
Other	1,955	(902)	1,053

	$39,084	$(18,860)	$20,224

     The estimated future amortization expense of purchased intangible assets as of December 31, 2007 is as follows (in thousands):

2008	$5,592
2009	4,687
2010	3,018
2011	641
2012	72
Thereafter	137

$14,147

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Income Taxes
     The components of income before income taxes were:

	Year Ended December 31,
	2007	2006	2005

U.S.	$5,761	$24,673	$35,703
Foreign	3,364	30	380

	$9,125	$24,703	$36,083

     Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$3,123	$4,672	$13,086
State	(268)	503	2,635
Foreign	741	309	14

Deferred:
Federal	(543)	4,785	(5,109)
State	(1,483)	1,212	(3,049)
Foreign	549	(259)	16

Income tax expense	$2,119	$11,222	$7,593

     The net effective income tax rate differed from the federal statutory income tax rate as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Federal statutory expense	$3,194	$8,646	$12,629
State taxes, net of federal benefit	(1,138)	1,242	(244)
Research and development credits	(625)	(969)	(1,937)
Stock-based compensation	809	2,644	(1,924)
Domestic production activities deduction	(276)	(249)	—
Other	155	(92)	(931)

Income tax expense	$2,119	$11,222	$7,593

Net effective income tax rate	23.2%	45.4%	21.0%

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$239	$465
Research and development credit carryforward	4,999	6,176
Deferred revenue	4,500	5,277
Stock-based compensation	5,074	4,548
Inventory adjustments	1,790	1,532
Net operating loss carryforward	509	870
Unrealized loss on investments	1,811	—
Accrued liabilities and other	1,873	1,209

Total deferred tax assets	20,795	20,077

Deferred tax liabilities:
Depreciation and amortization	(1,639)	(4,209)

Net deferred taxes	$19,156	$15,868

     Realization of the December 31, 2007 deferred tax assets is dependent on us generating sufficient taxable income in the future. Although realization is not assured, we believe that it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income are reduced.
     As of December 31, 2007, we have gross federal and state research and development credit carryforwards of approximately $0.4 million and $7.1 million, respectively. The federal carryforwards begin to expire in 2027, while the state carryovers have an indefinite carryover period.
     At December 31, 2007, we have net operating loss (“NOLs”) carryforwards of approximately $1.3 million and $1.8 million for federal and state purposes, respectively. The federal NOLs expire at various dates through 2024, and the state NOLs expire at various dates through 2014. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The annual limitation under Section 382 of the Internal Revenue Code is approximately $183,000.
     Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $2.9 million at December 31, 2007. Deferred income taxes on these earnings have not been provided as these accounts are considered to be permanent in duration.
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). We did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. At the adoption date, we had gross unrecognized tax benefits of approximately $4.9 million. Of this total, approximately $4.1 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized. The adoption of FIN 48 resulted in a reclassification of this liability from current to non-current liabilities.
     At December 31, 2007, we had gross unrecognized tax benefits of approximately $4.4 million. Of this total, approximately $3.8 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We recognize interest and penalties related to uncertain tax positions in income tax expense. During 2007, we recognized approximately $8,000 (net of tax benefit) of interest within our statement of income. We had accrued interest of approximately $23,000 (net of tax benefit) at December 31, 2007.
     We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. With few minor exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in material jurisdictions for the tax years ended prior to 2003.
     A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits — January 1, 2007	$4,848
Gross increases — Tax positions taken in prior period	164
Gross decreases — Tax positions taken in prior period	(1,183)
Gross increases — Tax positions taken in current period	707
Lapse of statute of limitations	(169)

Unrecognized Tax Benefits — December 31, 2007	$4,367

     At December 31, 2007, as a result of the expirations of the statutes of limitations, it is reasonably possible that we may reduce our recorded liability for unrecognized tax benefits for the related tax positions by approximately $0.6 million over the next 12 months.
7. Commitments and Contingencies
     We lease our facilities under noncancelable operating leases for varying periods through February 2016, excluding options to renew. The following are the future minimum commitments under these leases (in thousands):

Year Ending December 31,
2008	$4,844
2009	4,939
2010	4,626
2011	3,882
2012	3,652
Thereafter	2,630

$24,573

     Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $5.2 million, $4.3 million and $3.0 million, respectively.
     We have outstanding purchase orders with certain of our contract manufacturers to purchase specified quantities of certain interface cards and chassis. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders. As of December 31, 2007, these purchase obligations totaled approximately $462,000 and will be settled in 2008.
      Litigation
     From time to time, certain legal actions may arise in the ordinary course of our business. We believe that the ultimate outcome of our ongoing actions will not have a material adverse effect on our financial position, results of operations or cash flows.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
8. Shareholders’ Equity
      Stock Award Plans
     Our Amended and Restated 1997 Equity and Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our qualified employees and consultants. The share-based awards may include incentive stock options, nonqualified stock options, restricted stock units (“RSU”) or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. The 1997 Plan will terminate in May 2008. As of December 31, 2007, we have reserved 28.5 million shares of our Common Stock for issuance under the 1997 Plan, 3.0 million shares of which were available for future grant as of such date.
     Our Amended and Restated Non-Employee Director Equity Incentive Plan (the “Director Plan”) provides for the issuance of share-based awards to our non-employee directors. We have reserved a total of 400,000 shares of Common Stock for issuance under the Director Plan. The grants under the plan are automatic and non-discretionary. Effective May 2007, the Director Plan provides for an initial grant to a non-employee director of 10,000 RSUs upon the director’s appointment to the Board of Directors, which vest in eight equal quarterly installments. The Director Plan also provides for each non-employee director to be granted at least 4,000 RSUs upon the director’s re-election to the Board of Directors at an annual meeting of shareholders. These subsequent grants vest in four equal quarterly installments commencing on the 15th day of the second calendar month during the first calendar quarter following the calendar quarter in which the RSUs are granted. The Director Plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of December 31, 2007, the Director Plan had approximately 157,000 shares available for future grant.
     The following table summarizes stock option activity for the year ended December 31, 2007 (in thousands, except per share and contractual life data):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2006	10,120	$10.59
Granted	2,209	9.51
Exercised	(1,123)	4.89
Forfeited/canceled	(1,301)	13.14

Outstanding as of December 31, 2007	9,905	$10.67	4.24	$9,611

Exercisable as of December 31, 2007	6,425	$10.48	3.31	$9,079

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The weighted average grant-date fair value of options granted for the years ended December 31, 2007, 2006 and 2005 was $4.51, $5.69 and $7.75 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $5.5 million, $2.2 million and $45.3 million, respectively. As of December 31, 2007, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.61 years.
     The following table summarizes RSU activity for the year ended December 31, 2007 (in thousands, except per share data):

		Weighted Average
		Grant Date
	Number	Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2006	323	$9.64
Awarded	643	9.30
Released	(194)	9.42
Forfeited/canceled	(99)	9.48

Outstanding as of December 31, 2007	673	$9.40

     The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as of December 31, 2007 was 1.55 years.
      Employee Stock Purchase Plan
     The employee stock purchase plan (the “Plan”) was adopted and approved in September 2000. The Plan became effective upon the closing of our initial public offering in October 2000. We have reserved a total of 3.0 million shares of Common Stock for issuance under the Plan, together with the potential for an annual increase in the number of shares reserved under the Plan on May 1 of each year. As of December 31, 2007, 598,000 shares were available for future issuance. For the years ended December 31, 2007 and 2006, 387,000 and 344,000 shares, respectively, were issued under the Plan.
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

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Stock-Based Compensation Expense
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected lives (in years)	4.5	4.1	4.0
Risk-free interest rates	4.4%	4.8%	4.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	52.4%	61.0%	62.4%
     Prior to the adoption of SFAS 123R, we accounted for our employee stock-based compensation using the intrinsic value method prescribed by APB 25. We applied in the table below the disclosure provisions of SFAS 123, as amended by SFAS 148, as if the fair value method had been applied. The following table reflects pro forma information for the year ended December 31, 2005 (in thousands, except per share data):

Year Ended
December 31,
2005

Net income — as reported for prior period (1)	$28,490
Stock-based compensation expense related to share-based awards, net of tax (2)	(8,402)

Net income — including the effects of stock-based compensation	$20,088

Earnings per share:
Basic — as reported for prior period (1)	$0.44

Basic — including the effects of stock-based compensation	$0.31

Diluted — as reported for prior period (1)	$0.41

Diluted — including the effects of stock-based compensation	$0.29

(1)	Net income and earnings per share for the year ended December 31, 2005 did not include stock-based compensation expense for share-based awards under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense, excluding tax effects, under SFAS 123 for the year ended December 31, 2005 was $15.4 million.
      Warrants
     As of December 31, 2006, there were warrants outstanding and exercisable to purchase 50,000 shares of Common Stock with an exercise price of $7.00 per share. During 2007, these warrants were exercised and there were no warrants outstanding as of December 31, 2007.
      Stock Buyback Program
     In August 2007, we announced a stock buyback program to repurchase up to $50.0 million of our Common Stock. During 2007, we repurchased 918,935 shares for $9.2 million, or approximately $10.00 per share. These shares have been retired.

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Retirement Plan
     We provide a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds. As determined annually by the Board of Directors, we may contribute matching funds of 50% of the employee contributions up to $2,500. These matching contributions vest based on the employee’s years of service with us. For the years ended December 31, 2007, 2006 and 2005, we expensed and made contributions to the Plan in the amount of approximately $713,000, $674,000 and $770,000, respectively.
10. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Basic Presentation
Numerator:
Net income	$7,006	$13,481	$28,490
Denominator:
Weighted average common shares	67,936	67,005	65,168

Basic earnings per share	$0.10	$0.20	$0.44

Diluted presentation
Denominator:
Shares used above	67,936	67,005	65,168
Weighted average effect of stock options and other share-based awards	1,450	1,787	4,059

Denominator for diluted computation	69,386	68,792	69,227

Diluted earnings per share	$0.10	$0.20	$0.41

     The diluted per share computations for the years ended December 31, 2007, 2006 and 2005, exclude employee stock options and other share-based awards to purchase 7.0 million, 6.4 million and 0.8 million shares, respectively, which were antidilutive.
11. Quarterly Financial Summary (Unaudited) (in thousands, except per share data)

	Three Months Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2007	2007	2007 (1)	2007	2006	2006	2006	2006
	(in thousands, except per share data)
Statement of Income Data:
Total revenues	$46,385	$44,034	$42,999	$40,703	$47,367	$55,228	$40,470	$37,067
Total cost of revenues	10,132	10,608	10,722	10,328	9,868	9,579	9,285	8,091
Gross profit	36,253	33,426	32,277	30,375	37,499	45,649	31,185	28,976
Income (loss) before income taxes	5,526	2,994	1,057	(452)	7,949	15,378	1,620	(244)
Net income (loss)	4,439	1,926	1,400	(759)	4,501	8,100	942	(62)
Earnings (loss) per share:
Basic	$0.07	$0.03	$0.02	$(0.01)	$0.07	$0.12	$0.01	$(0.00)
Diluted	$0.06	$0.03	$0.02	$(0.01)	$0.07	$0.12	$0.01	$(0.00)

(1)	In the second quarter of 2007, we recorded an impairment charge of $3.3 million, which consists of the impairment of purchased technology of $1.5 million and the impairment of certain intangible assets of $1.8 million related to the acquisition of Communication Machinery Corporation in July 2005 and to the acquisition of the mobile video test product line from Dilithium Networks in January 2006.

EXHIBIT INDEX

Exhibit No.	Description

10.15	Summary of 2007 Compensation for the Registrant’s Named Executive Officers

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002