Form 10-Q
period 2008-03-31
IXIA
filed 2008-05-09
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	66,208,493
(Class of Common Stock)	(Outstanding at April 30, 2008)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$186,920	$188,892
Short-term investments in marketable securities	7,993	4,999
Accounts receivable, net of allowance for doubtful accounts of $686 and $614 as of March 31, 2008 and December 31, 2007, respectively	33,940	32,405
Inventories	10,552	12,731
Deferred income taxes	5,307	5,613
Prepaid expenses and other current assets	3,804	3,385

Total current assets	248,516	248,025

Investments in marketable securities	49,538	54,609
Property and equipment, net	21,093	21,433
Deferred income taxes	13,814	13,543
Intangible assets, net	12,743	14,147
Goodwill	16,728	16,728
Other assets	972	955

Total assets	$363,404	$369,440

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,349	$2,474
Accrued expenses	19,068	19,440
Deferred revenues	18,996	18,748
Income taxes payable	882	1,304

Total current liabilities	41,295	41,966

Deferred revenues	6,864	7,167
Other liabilities	3,799	3,807

Total liabilities	51,958	52,940

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 67,324 and 68,171 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	124,552	132,092
Additional paid-in capital	100,479	98,157
Retained earnings	89,183	89,077
Accumulated other comprehensive loss	(2,768)	(2,826)

Total shareholders’ equity	311,446	316,500

Total liabilities and shareholders’ equity	$363,404	$369,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues:
Products	$34,934	$34,715
Services	6,717	5,988

Total revenues	41,651	40,703

Costs and operating expenses:(1)
Cost of revenues — products	8,182	7,855
Cost of revenues — amortization of purchased technology	1,220	1,329
Cost of revenues — services	1,054	1,144
Research and development	11,986	11,668
Sales and marketing	14,702	14,843
General and administrative	7,004	6,484
Amortization of intangible assets	261	531

Total costs and operating expenses	44,409	43,854

Loss from operations	(2,758)	(3,151)
Interest and other income, net	2,777	2,699

Income (loss) before income taxes	19	(452)
Income tax (benefit) expense	(87)	307

Net income (loss)	$106	$(759)

Earnings (loss) per share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average number of common and common equivalent shares outstanding:
Basic	67,948	67,414
Diluted	68,922	67,414

(1) Stock-based compensation included in:
Cost of revenues — products	$157	$142
Cost of revenues — services	60	54
Research and development	1,109	1,421
Sales and marketing	914	1,710
General and administrative	696	515
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$106	$(759)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	2,968	2,803
Amortization of purchased technology and intangible assets	1,481	1,860
Stock-based compensation	2,936	3,842
Deferred income taxes	39	229
Tax shortfall from stock option transactions	(614)	(55)
Excess tax benefits from stock-based compensation	(15)	(91)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,535)	2,873
Inventories	2,179	(192)
Prepaid expenses and other current assets	(419)	348
Other assets	(17)	4
Accounts payable	(125)	1,347
Accrued expenses	(291)	(405)
Deferred revenues	(55)	(686)
Income taxes payable and other liabilities	(430)	(714)

Net cash provided by operating activities	6,208	10,404

Cash flows from investing activities:
Purchases of property and equipment	(2,564)	(2,914)
Purchases of available-for-sale securities	—	(22,300)
Proceeds from available-for-sale securities	2,001	15,200
Purchases of held-to-maturity securities	(4,995)	(20,217)
Proceeds from held-to-maturity securities	5,061	15,000
Purchases of other intangible assets	(77)	(48)
Payments in connection with acquisitions	(81)	(13)

Net cash used in investing activities	(655)	(15,292)

Cash flows from financing activities:
Proceeds from exercise of stock options	712	1,209
Repurchase of common stock	(8,252)	—
Excess tax benefits from stock-based compensation	15	91

Net cash (used in) provided by financing activities	(7,525)	1,300

Net decrease in cash and cash equivalents	(1,972)	(3,588)
Cash and cash equivalents at beginning of period	188,892	64,644

Cash and cash equivalents at end of period	$186,920	$61,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of software applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice-based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of video telephony. Customers also use our suite of software applications to test and verify web, internet, security and business applications.
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2008 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current presentation.
3. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$2,020	$2,276
Work in process	3,918	6,680
Finished goods	4,614	3,775

	$10,552	$12,731

4. Shareholders’ Equity
     Stock-Based Compensation
     Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) for the three months ended March 31, 2008 and 2007 was $2.9 million and $3.8 million, respectively.
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected life (in years)	4.1	4.5
Risk-free interest rate	2.5%	4.7%
Dividend yield	0.0%	0.0%
Expected volatility	49.7%	59.0%
     The aggregate balance of gross unearned stock-based compensation related to unvested share-based awards as of March 31, 2008, was approximately $16.5 million, and this amount is expected to be expensed in the remainder of 2008 and through 2012.
     The following table summarizes stock option activity for the three months ended March 31, 2008 (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2007	9,905	$10.67
Granted	839	7.61
Exercised	(165)	4.32
Forfeited/canceled	(858)	12.16

Outstanding as of March 31, 2008	9,721	$10.38	4.30	$5,873

Exercisable as of March 31, 2008	5,879	$10.58	3.15	$5,531

     The following table summarizes restricted stock unit activity for the three months ended March 31, 2008 (number of awards in thousands):

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2007	673	$9.40
Awarded	67	7.25
Released	(63)	9.38
Forfeited/canceled	(31)	9.40

Outstanding as of March 31, 2008	646	$9.17

     Stock Buyback Program
     In August 2007, we announced a $50 million stock buyback program. For the three months ended March 31, 2008, we repurchased 1.1 million shares of our common stock for $8.3 million, or approximately $7.68 per share. Since the inception of the share repurchase program through March 31, 2008, we have repurchased approximately 2.0 million shares of our common stock at an average purchase price of $8.75 per share, or a total of approximately $17.4 million. These repurchased shares remain authorized, but are no longer issued and outstanding.
5. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Three months ended
	March 31,
	2008	2007
Numerator:
Net income (loss)	$106	$(759)

Denominator:
Basic presentation:
Weighted average common shares	67,948	67,414

Denominator for basic calculation	67,948	67,414

Diluted presentation:
Shares used above	67,948	67,414
Weighted average effect of dilutive stock options and other share-based awards	974	—

Denominator for diluted calculation	68,922	67,414

Basic earnings (loss) per share	$0.00	$(0.01)

Diluted earnings (loss) per share	$0.00	$(0.01)

     The weighted average antidilutive employee stock options and other share-based awards for the three months ended March 31, 2008 and 2007 were 8.7 million and 10.2 million, respectively.

6. Concentrations
     Significant Customer
     For the three months ended March 31, 2008 and 2007, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2008	2007
Amount of total revenues	$10,567	$12,280
As a percentage of total revenues	25.4%	30.2%
     As of March 31, 2008 and December 31, 2007, we had receivable balances from this customer approximating 17.5% and 12.6%, respectively, of total accounts receivable.
     International Data
     For the three months ended March 31, 2008 and 2007, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended
	March 31,
	2008	2007
Amount of total revenues	$13,816	$13,072
As a percentage of total revenues	33.2%	32.1%
     Long-lived assets are primarily located in the United States. As of March 31, 2008, approximately $8.8 million, or 8.7%, of our total long-lived assets were located at international locations. As of December 31, 2007, approximately $8.5 million, or 9.1%, of our total long-lived assets were located at international locations. Long-lived assets located at international locations consist primarily of fixed assets.
7. Fair Value Measurements
     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date for all of our nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

     Financial assets carried at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31, 2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash equivalents:
Money market funds	$182,243	$182,243	$—	$—
Long-term investments:
Auction rate securities (1)	14,335	—	—	14,335

Total financial assets	$196,578	$182,243	$—	$14,335

(1)	Given the disruption in the auction process described below, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
     The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

Investments in
Marketable
Securities
(Non-current)
Balance at December 31, 2007	$14,345
Unrealized loss recorded to other comprehensive income	(10)

Balance at March 31, 2008	$14,335

     As a result of the recent adverse conditions in the U.S. credit markets, our Level 3 investments in auction rate securities have failed to auction due to sell orders exceeding buy orders.  While these securities with failed auctions had credit ratings of AA/Aa2 or higher as of March 31, 2008, these securities cannot be readily sold until a successful auction occurs or a buyer is found outside of the auction process.  These securities with failed auctions represent interests in debt obligations, which are collateralized by high grade commercial paper, bank deposit notes and/or credit default swaps.  As of March 31, 2008, these securities with failed auctions have been in loss positions for less than 12 months.  Because we have the ability to hold these securities until a recovery of fair value occurs, we do not consider these securities to be other-than-temporarily impaired at March 31, 2008.  While we intend to participate in a successful auction for these securities or other liquidity event, such as a redemption by the issuer, should a successful auction or liquidity event occur at par value, we believe that it is reasonably possible that such an event will not occur within the next 12 months.  As such, we have classified these auction rate securities amounting to $14.3 million ($19.0 million at cost) as non-current assets as of March 31, 2008.
     In addition to the marketable securities noted above, we held approximately $43.2 million of short-term and long-term investments in marketable securities classified as held-to-maturity at March 31, 2008, which consisted of government agency and corporate debt securities. As of March 31, 2008, the carrying value of these held-to-maturity investments approximated fair value.

8. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. SFAS 141R requires prospective application for all acquisitions after the date of adoption. We expect SFAS 141R to have an impact on our consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We will continue to evaluate the impacts of the adoption of SFAS 141R.
9. Subsequent Events
     From April 1, 2008 to April 30, 2008, we repurchased an additional 1.3 million shares of our common stock for $8.9 million, or approximately $6.85 per share, under our $50 million stock buyback program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
OVERVIEW
     We are a leading provider of test systems for IP-based infrastructure and services that allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable traffic generation interfaces, utilizing a common set of software applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second, which carry data traffic over optical fiber or electrical cable. We also offer a telephony test suite that is used to test and verify traditional Time-Division Multiplexing (TDM) voice-based networks, Voice over IP technology, devices, and systems, as well as the interoperability, troubleshooting, service optimization and call traffic monitoring of video telephony. Customers also use our suite of software applications to test and verify web, internet, security and business applications.
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12-month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended March 31, 2008, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the internet and in enterprise applications, where demand for our products has increased or remained stable during the three years ended March 31, 2008. Looking forward, we expect demand for our Ethernet interface cards to increase modestly and expect that the sale of our Ethernet interface cards will continue to represent the majority of our product revenues. Over the past three years, shipments of our software products have increased as a result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Looking forward, we expect demand for our software products to remain strong.
     Sales to our largest customer, Cisco Systems, accounted for approximately $10.6 million, or 25.4%, and $12.3 million, or 30.2%, of our total revenues for the three months ended March 31, 2008 and 2007, respectively. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generate a majority of our revenues from product shipments to customer locations within the United States. We generated revenues from product shipments to international locations of $13.8 million, or 33.2%, and $13.1 million, or 32.1%, of our total revenues for the three months ended March 31, 2008 and 2007, respectively. We intend to continue increasing our sales efforts internationally with specific focus on Europe and the Asia Pacific region. Looking forward, we continue to expect the majority of our revenues to be generated within the United States for the foreseeable future.

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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the three months ended March 31, 2008 and 2007, services revenues related to our implied PCS obligations approximated $1.0 million and $754,000, respectively.
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
     Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. Under this standard, the estimated fair value for accounting purposes of each share-based award is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based awards which meets the requirements of SFAS 123R. The determination of the fair value for accounting purposes of share-based awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility of a share-based award are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Consistent with our past practice, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach.
     For the three months ended March 31, 2008 and 2007, stock-based compensation expense was $2.9 million and $3.8 million, respectively. Our stock-based compensation expense for the three months ended March 31, 2008 decreased from the comparable prior period in 2007 due in part to (i) an increase in estimated and actual forfeitures and (ii) a decrease in employee stock purchase plan expense in the first quarter of 2008 as compared to the same period in 2007. The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2008 and through 2012 related to unvested share-based awards as of March 31, 2008 was approximately $16.5 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
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
     Our cost of revenues as a percentage of total revenues is primarily affected by the following factors:
•	changes in our pricing policies and those of our competitors;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of customers and sales channels through which our products are sold;

•	the mix of our products sold, such as the mix of software versus hardware product sales;

•	new product introductions by us and by our competitors;

•	demand for our products;

•	expenses related to acquired technologies, such as royalties and amortization of intangible assets; and

•	production volume.
     In the near term, we anticipate that our cost of revenues as a percentage of total revenues may increase due to lower sales prices principally on larger transactions as a result of increased competition.
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, and amortization of intangible assets. While we expect to continue to meet our product development objectives and our changing customer requirements in 2008, we expect total operating expenses, excluding stock-based compensation expenses discussed above, to remain relatively constant as a percentage of total revenues as we seek to leverage our existing sales force, development team and operating infrastructure.
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
     Interest and Other Income, Net. Interest and other income, net represents interest on cash and a variety of securities, including commercial paper, money market funds, auction rate securities, and government agency and corporate debt securities, and certain foreign currency gains and losses.
     Income Tax. Income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions and for the effects of equity compensation plans.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2008	2007
Revenues:
Products	83.9%	85.3%
Services	16.1	14.7

Total revenues	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	19.6	19.3
Cost of revenues — amortization of purchased technology	2.9	3.3
Cost of revenues — services	2.5	2.8
Research and development	28.8	28.7
Sales and marketing	35.4	36.4
General and administrative	16.8	15.9
Amortization of intangible assets	0.6	1.3

Total costs and operating expenses	106.6	107.7

Loss from operations	(6.6)	(7.7)
Interest and other income, net	6.7	6.6

Income (loss) before income taxes	0.1	(1.1)
Income tax (benefit) expense	(0.2)	0.8

Net income (loss)	0.3%	(1.9)%

(1) Stock-based compensation included in:
Cost of revenues — products	0.4%	0.3%
Cost of revenues — services	0.1	0.1
Research and development	2.7	3.5
Sales and marketing	2.2	4.2
General and administrative	1.7	1.3
Comparison of Three Months Ended March 31, 2008 and 2007
     Revenues. In the first quarter of 2008, total revenues increased 2.3% to $41.7 million from the $40.7 million recorded in the first quarter of 2007. This overall increase in total revenues in the first quarter of 2008 as compared to the same period last year was primarily due to an increase in the ratable recognition of services revenues related to extended warranty and PCS contracts. Revenues from products increased to $34.9 million in the first quarter of 2008 from $34.7 million in the same period in 2007.
     Revenues from Cisco Systems, our largest account, were $10.6 million, representing 25.4% of our total revenues for the first quarter of 2008, compared to $12.3 million or 30.2% of our total revenues for the first quarter of 2007.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased slightly to 25.1% in the first quarter of 2008 from 25.4% in the first quarter of 2007. Our cost of product revenues increased 4.2% to $8.2 million in the first quarter of 2008 from $7.9 million in the same period of 2007 primarily due to increases in certain manufacturing and operations costs. Amortization of purchased technology decreased to $1.2 million in the first quarter of 2008 from $1.3 million in the same period in 2007. For the first quarter of 2008, our cost of services revenues remained relatively flat at $1.1 million when compared to the same period in 2007.

     Research and Development Expenses. Research and development expenses for the first quarter of 2008 and 2007 were $12.0 million and $11.7 million, respectively. The increase in research and development expense in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to higher compensation and related employee costs of approximately $407,000 and an increase in depreciation expense of $195,000. The higher compensation and related employee costs and increase in depreciation expense in the first quarter of 2008 compared to the same period in 2007 primarily related to our international product development operations in India and Romania. These increases were partially offset by a decrease in stock-based compensation expense of $312,000.
     Sales and Marketing Expenses. In the first quarter of 2008, sales and marketing expenses decreased $141,000 to $14.7 million from the $14.8 million incurred in the same period of 2007. This decrease was primarily due to lower stock-based compensation expense of approximately $796,000, partially offset by higher travel expenses of $444,000 and an increase in sales training and programs of $205,000.
     General and Administrative Expenses. In the first quarter of 2008, general and administrative expenses increased 8.0% to $7.0 million from the $6.5 million incurred in the first quarter of 2007. During the first quarter of 2008, general and administrative expenses included $707,000 in professional fees and other costs related to certain strategic initiatives. During the first quarter of 2007, general and administrative expenses included $1.3 million in professional fees, temporary assistance and other costs related to the completion during the first quarter of 2007 of the restatement of certain of our previously filed financial statements as more fully described in our 2006 Form 10-K. Excluding the above costs, general and administrative expenses for the first quarter of 2008 and 2007 were $6.3 million and $5.2 million, respectively. This increase of approximately $1.1 million was primarily due to higher compensation and fringe benefit costs of $540,000 due in part to the increase in our executive and legal teams, higher depreciation and facilities costs at our corporate headquarters of $195,000 and higher stock-based compensation expense of $181,000 in the first quarter of 2008 compared to the same period in 2007.
     Amortization of Intangible Assets. In the first quarter of 2008, amortization of intangible assets was $261,000 as compared to $531,000 in the first quarter of 2007. This decrease primarily related to the completion of amortization periods for certain intangible assets and the impairment charge recorded in the second quarter of 2007 attributable to certain intangible assets related to acquisition of Communication Machinery Corporation in July 2005 and the acquisition of the mobile video test product line from Dilithium Networks in January 2006.
     Interest and Other Income, Net. Interest and other income, net increased to $2.8 million in the first quarter of 2008 from the $2.7 million recorded in the first quarter of 2007. This increase was primarily due to larger average cash and investment balances in the aggregate partially offset by lower effective yields during the first quarter of 2008 compared to the same period in 2007.
     Income Tax. For the first quarter of 2008, we had an income tax benefit of $87,000, or an effective rate of -457.9%, as compared to an income tax expense of $307,000, or an effective rate of -67.9%, for the first quarter of 2007. The effective tax rate in the first quarter of 2008 differs from the effective tax rate in the first quarter of 2007 due in part to lower estimated non-deductible stock-based compensation expense during the first quarter of 2008 compared to the same period in 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $6.2 million in the first three months of 2008 and $10.4 million in the same period of 2007. Net cash generated from operations in the first three months of 2008 and 2007 was provided primarily by net income of $106,000 and a net loss of $759,000, respectively, adjusted for non-cash items. In the first three months of 2008 and 2007, non-cash items included $4.4 million and $4.7 million, respectively, for depreciation and amortization of fixed and intangible assets, and non-cash stock-based compensation charges of $2.9 million and $3.8 million, respectively. In the first three months of 2007, working capital changes included a $2.9 million decrease in accounts receivable primarily due to the timing of shipments and improved collection efforts.
     Net cash used in investing activities was $655,000 in the first three months of 2008 and $15.3 million in the first three months of 2007. In the first three months of 2008, cash used in investing activities principally consisted of $2.6 million related to the purchase of property and equipment, partially offset by $2.1 million of net proceeds from the maturities of marketable securities. In the first three months of 2007, cash used in investing activities principally consisted of $12.3 million related to the net purchases of marketable securities and $2.9 million for the purchase of property and equipment. Included in the $12.3 million net purchase of marketable securities during the first three months of 2007 is the gross purchase of $20.2 million of long-term held-to-maturity securities. During the first three months of 2008, we did not purchase any long-term marketable securities.
     Net cash used in financing activities was $7.5 million compared to net cash provided by financing activities of $1.3 million for the first three months of 2008 and 2007, respectively. The net cash used in financing activities during the first three months of 2008 was primarily due to the repurchase of our common stock for an aggregate price of $8.3 million, partially offset by proceeds received of $712,000 from stock option exercises. The net cash provided by financing activities during the first three months of 2007 was primarily due to the proceeds received from stock option exercises.
     From April 1, 2008 to April 30, 2008, we have repurchased an additional 1.3 million shares of our common stock for $8.9 million, or approximately $6.85 per share, under our $50 million stock buyback program.
     The recent adverse conditions in the U.S. credit markets have reduced our ability to liquidate certain auction rate securities that we classify as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $244.5 million as of March 31, 2008, $14.3 million ($19.0 million at cost) consists of illiquid auction rate securities. Given the disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
     Based upon our evaluation of the available information, we believe that our investments in auction rate securities are of high credit quality, as these securities carried an AA/Aa2 credit rating or higher as of March 31, 2008. In addition, we have the intent and ability to hold these investments until a recovery in fair value occurs, and we do not anticipate having to sell these securities in order to operate our business. The following table sets forth the fair value adjustments to our auction rate securities during the first quarter of 2008 (in thousands):

Investments in
Marketable
Securities
(Non-current)
Balance at December 31, 2007	$14,345
Unrealized loss recorded to other comprehensive income	(10)

Balance at March 31, 2008	$14,335

     We will continue to monitor the market for auction rate securities. The fair value of our investments in auction rate securities may be adversely impacted by, among other events: (i) a further deterioration in market conditions; (ii) a significant decline in the credit quality of our underlying auction rate securities; or (iii) a default on interest or principal payments by the issuer of the securities. Should such an event occur, we may need to record additional unrealized losses in other comprehensive income or to record losses in earnings (if such declines in value are deemed other than temporary), which could materially impact our consolidated financial position or results of operations.

     We believe that our existing balances of cash and cash equivalents, investments (excluding our illiquid long-term auction rate securities) and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission.
SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s 2007 Form 10-K and in our other filings with the Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency securities, corporate debt securities, auction rate securities and money market funds. Our cash equivalents and investments consist of both fixed and variable rate securities. We do not use any derivatives or similar instruments to manage our interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. Currently, the carrying amount of our fixed rate securities approximates fair market value. We intend and have the ability to hold these fixed rate securities to maturity and, therefore, we would not expect our consolidated operating results or cash flows associated with these fixed rate securities to be affected to any significant degree by a sudden change in market interest rates. A significant portion of our cash equivalents and investments portfolio consists of variable interest rate securities. Accordingly, we have interest rate risk associated with these variable rate securities as the income produced may decrease if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal by selling our variable rate securities which have declined in market value due to changes in interest rates. For example, as of December 31, 2007, if interest rates were to decrease by 100 basis points uniformly throughout the next year and if the composition of our portfolio of variable rate securities were to remain consistent throughout the next year, the estimated result would be an annual decrease in our interest income related to our variable rate securities of approximately $1.1 million.
     The recent adverse conditions in the U.S. credit markets have reduced our ability to liquidate certain auction rate securities that we classify as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $244.5 million as of March 31, 2008, $14.3 million ($19.0 million at cost) consists of illiquid auction rate securities. We will continue to monitor the market for auction rate securities. The fair value of our investments in auction rate securities may be adversely impacted by, among other events: (i) a further deterioration in market conditions; (ii) a significant decline in the credit quality of our underlying auction rate securities; or (iii) a default on interest or principal payments by the issuer of the securities. Should such an event occur, we may need to record additional unrealized losses in other comprehensive income or to record losses in earnings (if such declines in value are deemed other than temporary), which could materially impact our consolidated financial position or results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2008), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
     Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in certain of our other filings with the Securities and Exchange Commission. There have been no material changes to our risk factors previously disclosed in the 2007 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 15, 2007, we announced a stock buyback program (the “Program”) to repurchase up to $50.0 million of our common stock. During the three months ended March 31, 2008, we repurchased 1.1 million shares under the stock buyback program. As of March 31, 2008, approximately $32.6 million remains available for future repurchase. The Program expires on August 13, 2008, provided that we may earlier terminate the Program at any time.
     The following table summarizes our stock repurchase activity under the Program for the three months ended March 31, 2008:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that may
		Average Price	Announced	yet be Purchased
	Total Number of	Paid	Plans or	under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
January 1 – January 31	—	$—	—	$40,836,758
February 1 – February 29	144,702	7.45	144,702	39,758,204
March 1 – March 31	929,809	7.68	929,809	32,617,008

	1,074,511	$7.65	1,074,511	$32,617,008

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

IXIA
Date: May 9, 2008	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002