Form 10-Q
period 2008-06-30
IXIA
filed 2008-08-11
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
   Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	63,431,834
(Class of Common Stock)	(Outstanding at August 4, 2008)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,457	$188,892
Short-term investments in marketable securities	4,996	4,999
Accounts receivable, net of allowance for doubtful accounts of $760 and $614 as of June 30, 2008 and December 31, 2007, respectively	35,888	32,405
Inventories	9,658	12,731
Deferred income taxes	5,593	5,613
Prepaid expenses and other current assets	4,139	3,385

Total current assets	228,731	248,025

Investments in marketable securities	47,508	54,609
Property and equipment, net	20,392	21,433
Deferred income taxes	13,244	13,543
Intangible assets, net	11,357	14,147
Goodwill	16,728	16,728
Other assets	2,200	955

Total assets	$340,160	$369,440

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,410	$2,474
Accrued expenses	19,533	19,440
Deferred revenues	20,514	18,748
Income taxes payable	750	1,304

Total current liabilities	44,207	41,966

Deferred revenues	6,716	7,167
Other liabilities	5,711	3,807

Total liabilities	56,634	52,940

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 63,362 and 68,171 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	93,281	132,092
Additional paid-in capital	102,704	98,157
Retained earnings	90,964	89,077
Accumulated other comprehensive loss	(3,423)	(2,826)

Total shareholders’ equity	283,526	316,500

Total liabilities and shareholders’ equity	$340,160	$369,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Products	$38,783	$36,864	$73,717	$71,579
Services	7,137	6,135	13,854	12,123

Total revenues	45,920	42,999	87,571	83,702

Costs and operating expenses:(1)
Cost of revenues — products	8,658	8,379	16,840	16,234
Cost of revenues — amortization of purchased technology	1,220	1,427	2,440	2,756
Cost of revenues — services	1,134	916	2,188	2,060
Research and development	12,530	10,942	24,516	22,610
Sales and marketing	15,027	13,466	29,729	28,309
General and administrative	6,138	5,847	13,142	12,331
Amortization of intangible assets	207	614	468	1,145
Impairment of purchased technology and intangible assets	—	3,263	—	3,263

Total costs and operating expenses	44,914	44,854	89,323	88,708

Income (loss) from operations	1,006	(1,855)	(1,752)	(5,006)
Interest and other income, net	1,756	2,912	4,533	5,611

Income before income taxes	2,762	1,057	2,781	605
Income tax expense (benefit)	981	(343)	894	(36)

Net income	$1,781	$1,400	$1,887	$641

Earnings per share:
Basic	$0.03	$0.02	$0.03	$0.01
Diluted	$0.03	$0.02	$0.03	$0.01

Weighted average number of common and common equivalent shares outstanding:
Basic	65,343	67,834	66,646	67,625
Diluted	66,265	69,232	67,594	69,161

(1) Stock-based compensation included in:
Cost of revenues — products	$91	$84	$248	$226
Cost of revenues — services	35	32	95	86
Research and development	774	839	1,883	2,260
Sales and marketing	860	656	1,774	2,366
General and administrative	672	445	1,368	960
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,887	$641
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	5,876	5,644
Amortization of purchased technology and intangible assets	2,908	3,901
Impairment of purchased technology and intangible assets	—	3,263
Stock-based compensation	5,368	5,898
Deferred income taxes	693	(1,447)
Tax shortfall from stock option transactions	(821)	(89)
Excess tax benefits from stock-based compensation	(29)	(149)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(3,483)	5,480
Inventories	3,073	(904)
Prepaid expenses and other current assets	(754)	864
Other assets	(1,245)	(466)
Accounts payable	936	100
Accrued expenses	174	(219)
Deferred revenues	1,315	172
Income taxes payable and other liabilities	1,350	(661)

Net cash provided by operating activities	17,248	22,028

Cash flows from investing activities:
Purchases of property and equipment	(4,844)	(4,972)
Purchases of available-for-sale securities	—	(27,300)
Proceeds from available-for-sale securities	2,001	24,000
Purchases of held-to-maturity securities	(8,924)	(20,217)
Proceeds from held-to-maturity securities	13,065	24,130
Purchases of other intangible assets	(118)	(84)
Payments in connection with acquisitions	(81)	(1,729)

Net cash provided by (used in) investing activities	1,099	(6,172)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	1,998	3,487
Repurchase of common stock	(40,809)	—
Excess tax benefits from stock-based compensation	29	149

Net cash (used in) provided by financing activities	(38,782)	3,636

Net (decrease) increase in cash and cash equivalents	(20,435)	19,492
Cash and cash equivalents at beginning of period	188,892	64,644

Cash and cash equivalents at end of period	$168,457	$84,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(unaudited
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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2008 or any other future period.
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
     Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current presentation.
3. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$2,151	$2,276
Work in process	2,574	6,680
Finished goods	4,933	3,775

	$9,658	$12,731

4. Shareholders’ Equity
     Stock-Based Compensation
     Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) for the three and six months ended June 30, 2008 was $2.4 million and $5.4 million, respectively. Stock-based compensation for the three and six months ended June 30, 2007 was $2.1 million and $5.9 million, respectively.
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected lives (in years)	4.0	4.5	4.1	4.5
Risk-free interest rates	2.9%	4.8%	2.6%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	49.5%	54.2%	49.7%	55.6%
     The aggregate balance of gross unearned stock-based compensation related to unvested share-based awards as of June 30, 2008, was approximately $15.3 million, and this amount is expected to be expensed in the remainder of 2008 and through 2012.
     The following table summarizes stock option activity for the six months ended June 30, 2008 (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2007	9,905	$10.67
Granted	1,067	7.66
Exercised	(228)	4.02
Forfeited/canceled	(1,287)	12.24

Outstanding as of June 30, 2008	9,457	$10.27	4.06	$4,357

Exercisable as of June 30, 2008	5,839	$10.58	2.88	$4,356

     The following table summarizes restricted stock unit activity for the six months ended June 30, 2008 (number of awards in thousands):

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2007	673	$9.40
Awarded	79	7.36
Released	(121)	9.38
Forfeited/canceled	(48)	9.42

Outstanding as of June 30, 2008	583	$9.12

     Stock Buyback Program
     During the second quarter of 2008, we completed our $50 million share repurchase program that was announced in August of 2007. For the three months ended June 30, 2008, we repurchased 4.3 million shares of our common stock for $32.6 million, or approximately $7.64 per share. Since the inception of our share repurchase program through June 30, 2008, we have repurchased approximately 6.3 million shares of our common stock at an average purchase price of $7.99 per share. These repurchased shares remain authorized, but are no longer issued and outstanding.
     Option Exchange Program
     During the second quarter of 2008, our shareholders approved a Stock Option Exchange Program (the “Program”), which allowed current employees other than executive officers and members of our Board of Directors to exchange certain underwater options for fewer new options. On August 7, 2008, we canceled 3.7 million old options and granted 2.6 million new options related to this Program. The canceled old options had exercise prices ranging from $9.30 per share to $21.50 per share, and the new options were granted with an exercise price of $8.58 per share, the closing price of our common stock on August 7, 2008 as reported on the NASDAQ Global Select Market. The new options have vesting schedules ranging from approximately 1 to 4 years and have contractual terms ranging from approximately 3 to 6 years. We expect to recognize additional gross stock-based compensation expense of between $2.9 million and $3.3 million related to this Program over the next 4 years.
5. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$1,781	$1,400	$1,887	$641

Denominator:
Basic presentation:
Weighted average common shares	65,343	67,834	66,646	67,625

Denominator for basic calculation	65,343	67,834	66,646	67,625

Diluted presentation:
Shares used above	65,343	67,834	66,646	67,625
Weighted average effect of dilutive stock options and other share-based awards	922	1,398	948	1,536

Denominator for diluted calculation	66,265	69,232	67,594	69,161

Basic earnings per share	$0.03	$0.02	$0.03	$0.01

Diluted earnings per share	$0.03	$0.02	$0.03	$0.01

     The weighted average antidilutive employee stock options and other share-based awards for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007 were 8.5 million, 7.1 million, 8.6 million and 6.8 million shares, respectively.

6. Concentrations
     Significant Customer
     For the three and six months ended June 30, 2008 and 2007, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Amount of total revenues	$9,177	$9,385	$19,745	$21,665
As a percentage of total revenues	20.0%	21.8%	22.5%	25.9%
     As of June 30, 2008 and December 31, 2007, we had receivable balances from this customer approximating 12.3% and 12.6%, respectively, of total accounts receivable. As of June 30, 2008, we had a receivable balance from a second significant customer that approximated 18.2% of total accounts receivable, compared to approximately 5.5% of total accounts receivable as of December 31, 2007.
     International Data
     For the three and six months ended June 30, 2008 and 2007, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Amount of total revenues	$17,037	$15,515	$30,853	$28,587
As a percentage of total revenues	37.1%	36.1%	35.2%	34.2%
     Long-lived assets are primarily located in the United States. As of June 30, 2008, approximately $8.6 million, or 8.7%, of our total long-lived assets were located at international locations. As of December 31, 2007, approximately $8.5 million, or 9.1%, of our total long-lived assets were located at international locations. Long-lived assets located at international locations consist primarily of fixed assets.
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
     Financial assets carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above (in thousands):

		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30, 2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash equivalents:
Money market funds	$157,771	$157,771	$—	$—
Long-term investments:
Auction rate securities (1)	13,383	—	—	13,383

Total financial assets	$171,154	$157,771	$—	$13,383

(1)	Given the disruption in the auction process described below, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
     The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

Investments in
Marketable
Securities
(Non-current)
Balance at December 31, 2007	$14,345
Unrealized loss recorded to other comprehensive income	(962)

Balance at June 30, 2008	$13,383

     As a result of the continuing adverse conditions in the U.S. credit markets, our Level 3 investments in auction rate securities have failed to auction due to sell orders exceeding buy orders. While these securities with failed auctions had credit ratings of A/A3 or higher as of June 30, 2008, these securities cannot be readily sold until a successful auction occurs or a buyer is found outside of the auction process. These securities with failed auctions represent interests in debt and preferred obligations, which are collateralized by high grade commercial paper, bank deposit notes and/or credit default swaps. As of June 30, 2008, these securities with failed auctions have been in loss positions for less than 12 months. Because we have the ability to hold these securities until a recovery at par occurs, we do not consider these securities to be other-than-temporarily impaired at June 30, 2008. While we intend to participate in a successful auction for these securities or other liquidity event, such as a redemption by the issuer, should a successful auction or liquidity event occur at par value, we believe that it is reasonably possible that such an event will not occur within the next 12 months. As such, we have classified these auction rate securities amounting to $13.4 million ($19.0 million at cost) as non-current assets as of June 30, 2008.
     In addition to the marketable securities noted above, we held approximately $39.1 million of short-term and long-term investments in marketable securities classified as held-to-maturity at June 30, 2008, which consisted of government agency and corporate debt securities. As of June 30, 2008, the carrying value of these held-to-maturity investments approximated fair value.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
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
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12-month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended June 30, 2008, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the internet and in enterprise applications, where demand for our products has increased or remained stable during the three years ended June 30, 2008. Looking forward, we expect demand for our Ethernet interface cards to increase modestly and expect that the sale of our Ethernet interface cards will continue to represent the majority of our product revenues. Over the past three years, shipments of our software products have increased or remained stable as a result of our strategy to use specialized software applications to drive demand for our proprietary hardware platform. Looking forward, we expect demand for our software products to remain strong.
     Sales to our largest customer, Cisco Systems, accounted for approximately $9.2 million or 20.0% and $19.7 million or 22.5% of our total revenues for the three and six months ended June 30, 2008, respectively, and $9.4 million or 21.8% and $21.7 million or 25.9% of our total revenues for the three and six months ended June 30, 2007, respectively. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generate a majority of our revenues from product shipments to customer locations within the United States. We generated revenues from product shipments to international locations of $17.0 million, or 37.1%, and $30.9 million, or 35.2%, of our total revenues for the three and six months ended June 30, 2008, respectively, and $15.5 million, or 36.1%, and $28.6 million, or 34.2%, of our total revenues for the three and six months ended June 30, 2007, respectively. We intend to continue increasing our sales efforts internationally with specific focus on

Europe and the Asia Pacific region. Looking forward, we continue to expect the majority of our revenues to be generated within the United States for the foreseeable future.
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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the three months ended June 30, 2008 and 2007, services revenues related to our implied PCS obligations approximated $1.0 million and $817,000, respectively. For the six months ended June 30, 2008 and 2007, services revenues related to our implied PCS obligations approximated $2.1 million and $1.6 million, respectively.

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
     Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. Under this standard, the estimated fair value for accounting purposes of each share-based award is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based awards which meets the requirements of SFAS 123R. The determination of the fair value for accounting purposes of share-based awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility of a share-based award are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Consistent with our past practice, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach.
     For the three and six months ended June 30, 2008, stock-based compensation expense was $2.4 million and $5.4 million, respectively. Stock-based compensation for the three and six months ended June 30, 2007 was $2.1 million and $5.9 million, respectively. The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2008 and through 2012 related to unvested share-based awards as of June 30, 2008 was approximately $15.3 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes. In addition, during the second quarter of 2008, our shareholders approved a Stock Option Exchange Program (the “Program”), which allowed current employees other than executive officers and members of our Board of Directors to exchange certain underwater options for fewer new options. On August 7, 2008, we canceled 3.7 million old options and granted 2.6 million new options related to this Program. The canceled old options had exercise prices ranging from $9.30 per share to $21.50 per share, and the new options were granted with an exercise price of $8.58 per share, the closing price of our common stock on August 7, 2008 as reported on the NASDAQ Global Select Market. The new options have vesting schedules ranging from approximately 1 to 4 years and have contractual terms ranging from approximately 3 to 6 years. We expect to recognize additional gross stock-based compensation expense of between $2.9 million and $3.3 million related to this Program over the next 4 years.
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
     In the near term, we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, or increase due to lower sales prices principally on larger transactions as a result of increased competition.
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, and amortization of intangible assets. While we expect to continue to meet our product development objectives and our changing customer requirements in 2008, we expect total operating expenses, excluding stock-based compensation expenses discussed above, to remain relatively constant or slightly decline as a percentage of total revenues as we seek to leverage our existing sales force, development team and operating infrastructure.
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
RESULTS OF OPERATIONS
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Products	84.5%	85.7%	84.2%	85.5%
Services	15.5	14.3	15.8	14.5

Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	18.9	19.5	19.2	19.4
Cost of revenues — amortization of purchased technology	2.7	3.3	2.8	3.3
Cost of revenues — services	2.5	2.1	2.5	2.5
Research and development	27.2	25.4	28.0	27.0
Sales and marketing	32.6	31.3	33.9	33.8
General and administrative	13.4	13.6	15.1	14.7
Amortization of intangible assets	0.5	1.5	0.5	1.4
Impairment of purchased technology and intangible assets	—	7.6	—	3.9

Total costs and operating expenses	97.8	104.3	102.0	106.0

Income (loss) from operations	2.2	(4.3)	(2.0)	(6.0)
Interest and other income, net	3.8	6.8	5.2	6.8

Income before income taxes	6.0	2.5	3.2	0.8
Income tax expense (benefit)	2.1	(0.8)	1.0	(0.0)

Net income	3.9%	3.3%	2.2%	0.8%

(1) Stock-based compensation included in:
Cost of revenues — products	0.2%	0.2%	0.3%	0.3%
Cost of revenues — services	0.1	0.1	0.1	0.1
Research and development	1.7	2.0	2.2	2.7
Sales and marketing	1.9	1.5	2.0	2.8
General and administrative	1.5	1.0	1.6	1.1
Comparison of Three and Six Months Ended June 30, 2008 and 2007
     Revenues. In the second quarter of 2008, total revenues increased 6.8% to $45.9 million from the $43.0 million recorded in the second quarter of 2007. This overall increase in total revenues in the second quarter of 2008 as compared to the same period last year was primarily due to a $1.9 million increase in product revenues and a $1.0 million increase in service revenues in the first three months of 2008 over the same period in 2007. Revenues from products increased to $38.8 million in the second quarter of 2008 from $36.9 million in the same period in 2007 primarily due to a $3.9 million increase in shipments of our hardware products (primarily our Ethernet interface cards) in the first three months of 2008 over the same period in 2007, partially offset by a $1.4 million decrease in shipments of our software products (primarily our IxChariot and Layer 2/3 software products) in the first three months of 2008 over the same period in 2007. Revenues from services increased to $7.1 million in the second quarter of 2008 from $6.1 in the same period in 2007 primarily due to an increase in the ratable recognition of our extended warranty contracts and implied PCS arrangements.
     In the first six months of 2008, total revenues increased 4.6% to $87.6 million from $83.7 million recorded in the same period of 2007. This overall increase primarily relates to a $2.1 million increase in product revenues and a $1.7 million increase in service revenues in the first six months of 2008 over the same period in 2007. The increase in product revenue is primarily due to a $4.0 million increase in shipments of our hardware products (primarily our Ethernet interface cards) in the first six months of 2008 over the same period in 2007, partially offset by a $2.0 million decrease in shipments of our software products (primarily our IxChariot and Layer 2/3 software products) in the first six months of 2008 over the same period in 2007.
     Revenues from Cisco Systems, our largest account, were $9.2 million, representing 20.0% of our total revenues for the second quarter of 2008, compared to $9.4 million or 21.8% of our total revenues for the second quarter of 2007. Revenues from Cisco Systems were $19.7 million, representing 22.5% of our total revenues for the first six months of 2008, compared to $21.7 million or 25.9% of our total revenues for the same period in 2007.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues, including the $1.5 million impairment charge related to purchased technology recognized in the second quarter of 2007 discussed below, decreased to 24.0% in the second quarter of 2008 from 28.4% in the second quarter of 2007 due primarily to the impairment charge of $1.5 million related to purchased technology recognized in the second quarter of 2007. Our cost of product revenues increased 3.3% to $8.7 million in the second quarter of 2008 from $8.4 million in the same period of 2007 primarily due to increases in product shipments and certain operations costs. Amortization of purchased technology decreased to $1.2 million in the second quarter of 2008 from $1.4 million in the same period in 2007. For the second quarter of 2008, our cost of services revenues increased to $1.1 million from $916,000 in the same period of 2007 due primarily to costs associated with our technical support team.
     As a percentage of total revenues, our total cost of revenues, including the $1.5 million impairment charge related to purchased technology recognized in the second quarter of 2007 discussed below, decreased to 24.5% in the first six months of 2008 from 26.9% in the first six months of 2007 due primarily to the impairment charge of $1.5 million related to purchased technology recognized in the second quarter of 2007. Our cost of product revenues increased 3.7% to $16.8 million in the first six months of 2008 from $16.2 million in the same period of 2007 primarily due to increases in product shipments and certain operations costs. Amortization of purchased technology decreased to $2.4 million in the first six months of 2008 from $2.8 million in the same period of 2007. For the six months ended June 30, 2008, our cost of services revenues increased to $2.2 million from $2.1 million in the same period of 2007 primarily due to costs associated with our technical support team, partially offset by lower costs related to certain initiatives of our professional services business.
     Research and Development Expenses. Research and development expenses for the second quarter of 2008 and 2007 were $12.5 million and $10.9 million, respectively. The increase in research and development expense in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to higher compensation and related employee costs of approximately $978,000 and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling that occurred in the second quarter of 2007. The higher compensation and related employee costs in the second quarter of 2008 compared to the same period in 2007 primarily related to annual salary adjustments.
     For the first six months of 2008, research and development expenses increased 8.4% to $24.5 million from $22.6 million in the same period of 2007. This increase was primarily due to higher compensation and related employee costs of approximately $1.4 million in the first six months of 2008 as compared to the same period in 2007 and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling that occurred in the second quarter of 2007. These increases were partially offset by a reduction in stock-based compensation expense of approximately $377,000 in the first six months of 2008 as compared to the same period in 2007.
     Sales and Marketing Expenses. In the second quarter of 2008, sales and marketing expenses increased $1.5 million to $15.0 million from the $13.5 million incurred in the same period of 2007. This increase was primarily due to higher compensation and related employee costs of approximately $886,000 and an increase in sales training and programs of $161,000 in the second quarter of 2008 as compared to the same period in 2007, and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling that occurred in the second quarter of 2007. The higher compensation and related employee costs in the second quarter of 2008 compared to the same period in 2007 primarily related to additions to our sales and marketing team and annual salary adjustments.
     For the first six months of 2008, sales and marketing expenses increased 5.0% to $29.7 million from $28.3 million in the same period of 2007. This increase was primarily due to higher compensation and related employee costs of approximately $833,000 and an increase in sales training and programs of $386,000 in the first six months of 2008 as compared to the same period in 2007, and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling that occurred in the second quarter of 2007. These increases were partially offset by a reduction in stock-based compensation expense of approximately $592,000 in the first six months of 2008 as compared to the same period in 2007.
     General and Administrative Expenses. In the second quarter of 2008, general and administrative expenses increased 5.0% to $6.1 million from the $5.8 million incurred in the second quarter of 2007. This increase was due in part to higher stock-based compensation expense of $227,000 and higher facilities costs of $211,000 in the second quarter of 2008 as compared to the same period during 2007. These increases were partially offset by lower recruiting fees of $170,000 in the second quarter of 2008 as compared to the same period in 2007.
     For the first six months of 2008, general and administrative expenses increased 6.6% to $13.1 million from $12.3 million in the same period of 2007. During the first six months of 2008, general and administrative expenses included $725,000 in professional fees and other costs related to certain strategic initiatives. During the first six months of 2007, general and administrative expenses included $1.2 million in professional fees, temporary assistance and other costs related to the completion during the first six months of 2007 of the restatement of certain of our previously filed financial statements as more fully described in our 2006 Form 10-K. Excluding the above costs, general and administrative expenses for the first six months of 2008 and 2007 were $12.4 million and $11.1 million, respectively. This increase of approximately $1.3 million was primarily due to higher compensation and fringe benefit costs of $574,000 due in part to additions in our executive and legal teams, higher depreciation and facilities costs at our corporate headquarters of $420,000 and higher stock-based compensation expense of $408,000 in the first six months of 2008 compared to the same period in 2007. These increases were partially offset by lower recruiting fees of $129,000 in the first six months of 2008 as compared to the same period in 2007.
     Amortization of Intangible Assets. In the second quarter of 2008, amortization of intangible assets was $207,000 as compared to $614,000 in the second quarter of 2007. In the first six months of 2008, amortization of intangible assets decreased to $468,000 from the $1.1 million recorded in the first six months of 2007. These decreases for the second quarter and for the first six months of 2008 as compared to the same period in 2007 were primarily related to the completion of amortization periods for certain intangible assets and the impairment charge recorded in the second quarter of 2007 attributable to certain intangible assets related to the acquisition of Communication Machinery Corporation in July 2005 and the acquisition of the mobile video test product line from Dilithium Networks in January 2006.
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
     Interest and Other Income, Net. Interest and other income, net decreased to $1.8 million in the second quarter of 2008 from the $2.9 million recorded in the second quarter of 2007. Interest and other income, net decreased to $4.5 million in the first six months of 2008 from the $5.6 million recorded in the first six months of 2007. These decreases were primarily due to the lower average cash and investment balances in the aggregate and the lower effective yields during the second quarter and the first six months of 2008 compared to the same periods in 2007.
     Income Tax. Income tax expense was $981,000, or an effective rate of 35.5%, for the second quarter of 2008 as compared to an income tax benefit of $343,000, or a negative effective rate of 32.4%, for the second quarter of 2007. Income tax expense was $894,000, or an effective rate of 32.1%, for the first six months of 2008 as compared to an income tax benefit of $36,000, or a negative effective rate of 5.9%, for the first six months of 2007. The overall increase in the effective rate for the second quarter and first six months of 2008 as compared to the effective rate for the comparable periods in 2007 was due to discrete items, such as disqualifying dispositions of incentive stock options, amounting to a lower percentage of pre-tax income for the second quarter and first six months of 2008 compared to the same periods in 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $17.2 million in the first six months of 2008 and $22.0 million in the same period of 2007. Net cash generated from operations in the first six months of 2008 and 2007 was provided primarily by net income of $1.9 million and $641,000, respectively, adjusted for non-cash items. In the first six months of 2008 and 2007, non-cash items included $8.8 million and $9.5 million, respectively, for depreciation and amortization of fixed and intangible assets, and non-cash stock-based compensation charges of $5.4 million and $5.9 million, respectively. The first six months of 2007 also included the $3.3 million non-cash impairment charge related to the impairment of purchased technology and certain intangible assets discussed above. In the first six months of 2007, working capital changes included a $5.5 million decrease in accounts receivable primarily due to the timing of shipments and improved collection efforts.
     Net cash provided by investing activities was $1.1 million in the first six months of 2008 as compared to a cash outflow of $6.2 million in the first six months of 2007. In the first six months of 2008, cash provided by investing activities principally consisted of $6.1 million of net proceeds from the maturities of marketable securities, partially offset by $4.8 million related to the purchase of property and equipment. In the first six months of 2007, cash used in investing activities principally consisted of $5.0 million for the purchase of property and equipment and $1.7 million related to payments made in connection with acquisitions of certain technologies.
     Net cash used in financing activities was $38.8 million in the first six months of 2008 as compared to a cash inflow of $3.6 million for the first six months of 2007. The net cash used in financing activities during the first six months of 2008 was due to the repurchase of our common stock for an aggregate price of $40.8 million, partially offset by proceeds of $2.0 million received from stock option exercises. The net cash provided by financing activities during the first six months of 2007 was primarily due to the proceeds received from stock option exercises.
     The continuing adverse conditions in the U.S. credit markets have reduced our ability to liquidate certain auction rate securities that we classify as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $221.0 million as of June 30, 2008, $13.4 million ($19.0 million at cost) consists of illiquid auction rate securities. Given the disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
     Based upon our evaluation of the available information, we believe that our investments in auction rate securities are of high credit quality, as these securities carried an A/A3 credit rating or higher as of June 30, 2008. In addition, we have the intent and ability to hold these investments until a recovery at par occurs, and we do not anticipate having to sell these securities in order to operate our business. The following table sets forth the fair value adjustments to our auction rate securities during the first six months of 2008 (in thousands):

Investments in
Marketable
Securities
(Non-current)
Balance at December 31, 2007	$14,345
Unrealized loss recorded to other comprehensive income	(962)

Balance at June 30, 2008	$13,383

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
     The continuing adverse conditions in the U.S. credit markets have reduced our ability to liquidate certain auction rate securities that we classify as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $221.0 million as of June 30, 2008, $13.4 million ($19.0 million at cost) consists of illiquid auction rate securities. We will continue to monitor the market for auction rate securities. The fair value of our investments in auction rate securities may be adversely impacted by, among other events: (i) a further deterioration in market conditions; (ii) a significant decline in the credit quality of our underlying auction rate securities; or (iii) a default on interest or principal payments by the issuer of the securities. Should such an event occur, we may need to record additional unrealized losses in other comprehensive income or to record losses in earnings (if such declines in value are deemed other than temporary), which could materially impact our consolidated financial position or results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2008), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the second quarter of 2008, we completed our $50 million stock buyback program (the “Program”) that was announced in August of 2007. In the second quarter of 2008, we repurchased 4.3 million shares under the Program. Overall, the $50 million share repurchase program resulted in the repurchase of approximately 6.3 million shares of our common stock at an average purchase price of $7.99 per share.
     The following table summarizes our stock repurchase activity under the Program for the three months ended June 30, 2008:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that may
		Average Price	Announced	yet be Purchased
	Total Number of	Paid	Plans or	under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
April 1 - April 30	1,295,529	$6.82	1,295,529	$23,779,987
May 1 - May 31	1,422,022	7.73	1,422,022	12,786,176
June 1 - June 30	1,544,277	8.16	1,544,277	187,823

	4,261,828	$7.61	4,261,828	$187,823

ITEM 4. Submission of Matters to a Vote of Security Holders
     (a) On May 28, 2008, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”).
     (b) At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director as well as the number of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast For Director	Votes Withheld
Atul Bhatnagar	64,407,261	1,013,801
Jonathan Fram	63,359,435	2,061,627
Errol Ginsberg	59,259,376	6,161,686
Gail Hamilton	63,405,860	2,015,202
Jon F. Rager	63,130,365	2,290,697
(c)	At the Annual Meeting, with 49,178,066 votes cast in favor and 10,758,892 votes cast against, the shareholders approved the Company’s 2008 Equity Incentive Plan under which a total of 6,000,000 shares of Common Stock is authorized and reserved for issuance. There were 5,380,785 broker non-votes with respect to this matter and 103,319 abstentions.

(d)	At the Annual Meeting, with 34,550,441 votes cast in favor and 25,387,942 votes cast against, the shareholders approved a one-time stock option exchange program, including an amendment to the 2008

Equity Incentive Plan. There were 5,380,785 broker non-votes with respect to this matter and 101,894 abstentions.

(e)	At the Annual Meeting, with 65,353,608 votes cast in favor and 56,399 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. There were 11,055 abstentions with respect to this matter.
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
ITEM 6. Exhibits

10.1	Ixia 2008 Executive Officer Bonus Plan(1)

10.2	Ixia 2008 Equity Incentive Plan, including amendment No. 1 thereto(2)

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) dated April 10, 2008, as filed with the Commission on April 11, 2008.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) dated May 28, 2008, as filed with the Commission on June 3, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
IXIA

Date: August 11, 2008	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002