Form 10-Q
period 2008-09-30
IXIA
filed 2008-11-07
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	63,571,453
(Class of Common Stock)	(Outstanding at October 31, 2008)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$170,139	$188,892
Short-term investments in marketable securities	4,998	4,999
Accounts receivable, net of allowance for doubtful accounts of $749 and $614 as of September 30, 2008 and December 31, 2007, respectively	37,234	32,405
Inventories	11,477	12,731
Deferred income taxes	5,707	5,613
Prepaid expenses and other current assets	3,785	3,385

Total current assets	233,340	248,025

Investments in marketable securities	41,960	54,609
Property and equipment, net	19,816	21,433
Deferred income taxes	15,093	13,543
Intangible assets, net	11,863	14,147
Goodwill	16,728	16,728
Other assets	2,453	955

Total assets	$341,253	$369,440

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,490	$2,474
Accrued expenses	19,957	19,440
Deferred revenues	18,950	18,748
Income taxes payable	586	1,304

Total current liabilities	42,983	41,966

Deferred revenues	6,608	7,167
Other liabilities	5,248	3,807

Total liabilities	54,839	52,940

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 63,563 and 68,171 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	93,864	132,092
Additional paid-in capital	105,294	98,157
Retained earnings	91,447	89,077
Accumulated other comprehensive loss	(4,191)	(2,826)

Total shareholders’ equity	286,414	316,500

Total liabilities and shareholders’ equity	$341,253	$369,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Products	$39,888	$37,247	$113,605	$108,826
Services	7,436	6,787	21,290	18,910

Total revenues	47,324	44,034	134,895	127,736

Costs and operating expenses:(1)
Cost of revenues — products	8,100	8,523	24,940	24,757
Cost of revenues — amortization of purchased technology	1,173	1,220	3,613	3,976
Cost of revenues — services	965	865	3,153	2,925
Research and development	12,483	12,767	36,999	35,377
Sales and marketing	14,474	13,944	44,203	42,253
General and administrative	6,526	6,109	19,668	18,440
Amortization of intangible assets	201	430	669	1,575
Impairment of purchased technology and intangible assets	—	—	—	3,263

Total costs and operating expenses	43,922	43,858	133,245	132,566

Income (loss) from operations	3,402	176	1,650	(4,830)
Interest and other income, net	1,405	2,818	5,938	8,429
Other-than-temporary impairment on investments	(4,298)	—	(4,298)	—

Income before income taxes	509	2,994	3,290	3,599
Income tax expense	26	1,068	920	1,032

Net income	$483	$1,926	$2,370	$2,567

Earnings per share:
Basic	$0.01	$0.03	$0.04	$0.04
Diluted	$0.01	$0.03	$0.04	$0.04

Weighted average number of common and common equivalent shares outstanding:
Basic	63,473	68,192	65,580	67,805
Diluted	64,416	69,572	66,539	69,298

(1) Stock-based compensation included in:
Cost of revenues — products	$120	$157	$368	$383
Cost of revenues — services	45	60	140	146
Research and development	866	1,590	2,749	3,850
Sales and marketing	781	1,130	2,555	3,496
General and administrative	552	861	1,920	1,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,370	$2,567
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	8,716	8,658
Amortization of purchased technology and intangible assets	4,282	5,551
Impairment on investments	4,298	—
Impairment of purchased technology and intangible assets	—	3,263
Stock-based compensation	7,732	9,696
Deferred income taxes	(787)	(1,652)
Tax shortfall from stock option transactions	(595)	(324)
Excess tax benefits from stock-based compensation	(188)	(207)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(4,829)	5,925
Inventories	1,254	654
Prepaid expenses and other current assets	(400)	1,534
Other assets	(1,498)	(445)
Accounts payable	1,016	(795)
Accrued expenses	922	474
Deferred revenues	(357)	127
Income taxes payable and other liabilities	723	(635)

Net cash provided by operating activities	22,659	34,391

Cash flows from investing activities:
Purchases of property and equipment	(7,117)	(8,279)
Purchases of available-for-sale securities	—	(54,150)
Proceeds from available-for-sale securities	2,001	161,850
Purchases of held-to-maturity securities	(8,924)	(45,469)
Proceeds from held-to-maturity securities	13,071	24,160
Purchases of other intangible assets	(203)	(105)
Payments in connection with acquisitions	(2,200)	(2,929)

Net cash (used in) provided by investing activities	(3,372)	75,078

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	2,581	5,086
Repurchase of common stock	(40,809)	(1,251)
Excess tax benefits from stock-based compensation	188	207

Net cash (used in) provided by financing activities	(38,040)	4,042

Net (decrease) increase in cash and cash equivalents	(18,753)	113,511
Cash and cash equivalents at beginning of period	188,892	64,644

Cash and cash equivalents at end of period	$170,139	$178,155

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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2008 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current presentation.
3. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$2,077	$2,276
Work in process	3,357	6,680
Finished goods	6,043	3,775

	$11,477	$12,731

4. Shareholders’ Equity
     Stock-Based Compensation
     Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) for the three and nine months ended September 30, 2008 was $2.4 million and $7.7 million, respectively. Stock-based compensation for the three and nine months ended September 30, 2007 was $3.8 million and $9.7 million, respectively.
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected lives (in years)	4.1	4.3	4.1	4.4
Risk-free interest rates	2.8%	4.5%	2.6%	4.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	47.1%	51.2%	49.2%	53.1%
     The aggregate balance of gross unearned stock-based compensation related to unvested share-based awards as of September 30, 2008, was approximately $15.1 million, and this amount is expected to be expensed in the remainder of 2008 and through 2012.
     The following table summarizes stock option activity for the nine months ended September 30, 2008 (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2007	9,905	$10.67
Granted	3,886	8.31
Exercised	(377)	3.98
Forfeited/canceled	(5,187)	13.00

Outstanding as of September 30, 2008	8,227	$8.39	4.07	$4,379

Exercisable as of September 30, 2008	2,911	$7.84	2.60	$4,296

     The following table summarizes restricted stock unit activity for the nine months ended September 30, 2008 (number of awards in thousands):

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2007	673	$9.40
Awarded	79	7.36
Released	(174)	9.36
Forfeited/canceled	(58)	9.29

Outstanding as of September 30, 2008	520	$9.11

     Stock Buyback Program
     During the second quarter of 2008, we completed our $50 million share repurchase program that was announced in August of 2007. From the inception of our share repurchase program through its completion, we repurchased approximately 6.3 million shares of our common stock at an average purchase price of $7.99 per share. These repurchased shares remain authorized, but are no longer issued and outstanding.
     Option Exchange Program
     During the second quarter of 2008, our shareholders approved a Stock Option Exchange Program (the “Program”), which allowed current employees other than executive officers and members of our Board of Directors to exchange certain underwater options for fewer new options. On August 7, 2008, we completed the Program by canceling 3.7 million old options and granting 2.6 million new options. The canceled old options had exercise prices ranging from $9.30 per share to $21.50 per share, and the new options were granted with an exercise price of $8.58 per share, the closing price of our common stock on August 7, 2008 as reported on the NASDAQ Global Select Market. The new options have vesting schedules ranging from approximately 1 to 4 years and have contractual terms ranging from approximately 3 to 6 years. The additional gross stock-based compensation expense of $3.1 million related to this Program will be expensed over the vesting periods of 1 to 4 years from the date of grant of the new options.
5. Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$483	$1,926	$2,370	$2,567

Denominator:
Basic presentation:
Weighted average common shares	63,473	68,192	65,580	67,805

Denominator for basic calculation	63,473	68,192	65,580	67,805

Diluted presentation:
Shares used above	63,473	68,192	65,580	67,805
Weighted average effect of dilutive stock options and other share-based awards	943	1,380	959	1,493

Denominator for diluted calculation	64,416	69,572	66,539	69,298

Basic earnings per share	$0.01	$0.03	$0.04	$0.04

Diluted earnings per share	$0.01	$0.03	$0.04	$0.04

     The weighted average antidilutive employee stock options and other share-based awards for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007 were 7.7 million, 7.3 million, 8.3 million and 7.0 million shares, respectively.

6. Concentrations
     Significant Customer
     For the three and nine months ended September 30, 2008 and 2007, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Amount of total revenues	$9,228	$11,259	$28,973	$32,924
As a percentage of total revenues	19.5%	25.6%	21.5%	25.8%
     As of September 30, 2008 and December 31, 2007, we had receivable balances from this customer approximating 17.6% and 12.6%, respectively, of total accounts receivable.
     International Data
     For the three and nine months ended September 30, 2008 and 2007, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Amount of total revenues	$16,593	$13,214	$47,446	$40,757
As a percentage of total revenues	35.1%	30.0%	35.2%	31.9%
     Long-lived assets are primarily located in the United States. As of September 30, 2008, approximately $8.5 million, or 9.2%, of our total long-lived assets were located at international locations. As of December 31, 2007, approximately $8.5 million, or 9.1%, of our total long-lived assets were located at international locations. Long-lived assets located at international locations consist primarily of fixed assets.
7. Fair Value Measurements
     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for all of our nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

     Financial assets carried at fair value as of September 30, 2008 are classified in the table below in one of the three categories described above (in thousands):

		Quoted Prices in
	Fair Value	Active Markets	Significant Other	Significant
	September 30,	for Identical	Observable	Unobservable
	2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash equivalents:
Money market funds	$141,072	$141,072	$—	$—
Long-term investments:
Auction rate securities (1)	12,141	—	—	12,141

Total financial assets	$153,213	$141,072	$—	$12,141

(1)	Given the disruption in the auction process described below, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
     The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

Investments in
Marketable
Securities
(Non-current)
Balance at December 31, 2007	$14,345
Unrealized loss recorded to other comprehensive income	(2,204)

Balance at September 30, 2008	$12,141

     As a result of the continuing adverse conditions in the U.S. credit markets, our Level 3 investments in auction rate securities have failed to sell at auction due to sell orders exceeding buy orders. While these securities with failed auctions had credit ratings of A/A3 or higher as of September 30, 2008, these securities cannot be readily sold until a successful auction occurs or a buyer is found outside of the auction process. These securities with failed auctions represent interests in debt and preferred obligations, which are collateralized by high grade commercial paper, bank deposit notes and/or credit default swaps. As of September 30, 2008, these securities with failed auctions have been in loss positions for less than 12 months. Because we have the ability to hold these securities until a recovery to par occurs, we do not consider these securities to be other-than-temporarily impaired at September 30, 2008. While we intend to participate in a successful auction for these securities or other liquidity event, such as a redemption by the issuer, should a successful auction or liquidity event occur at par value, we believe that it is reasonably possible that such an event will not occur within the next 12 months. As such, we have classified these auction rate securities amounting to $12.1 million ($19.0 million at cost) as non-current assets as of September 30, 2008.
     In addition to the marketable securities noted above, we held approximately $19.9 million of commercial paper classified as cash equivalents at September 30, 2008. We also held approximately $34.8 million of short-term and long-term investments in marketable securities classified as held-to-maturity at September 30, 2008, of which approximately $19.0 million consisted of government agency debt securities and approximately $15.8 million consisted of corporate bonds. As of September 30, 2008, the carrying value of these cash equivalents and held-to-maturity investments approximated fair value (see below regarding write-down of certain corporate debt securities).

     We continuously monitor our investment portfolio and actively manage our investments to preserve principal values whenever possible. However, we currently hold investments that could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. The amount written down is recorded in earnings as an other-than-temporary impairment charge on investments. We currently hold bonds issued by Lehman Brothers Holdings, Inc. (“LBHI”) with a face value of $5.0 million and maturity date in July 2010. In September 2008, LBHI filed for bankruptcy. As a result, the credit rating of our LBHI bonds was significantly downgraded and LBHI ceased making interest payments on the bonds. We believe that our investment in the LBHI bonds is other-than-temporarily impaired as it is probable that we will not collect the total interest and principal amounts due according to the contractual terms of the bonds. To estimate the fair value of our LBHI bonds, we used the average of three indications of value, consisting of the estimated fair value per our investment brokerage statement as of September 30, 2008 and two non-binding market quotes as of September 30, 2008. Based on this information, the estimated fair value of our LBHI bonds as of September 30, 2008 was determined to be $598,000. As a result, we recorded a pre-tax other-than-temporary impairment charge of $4.3 million (i.e., the difference between our then carrying value and estimated fair value of our LBHI bonds) to earnings for the quarter ended September 30, 2008. It is possible that we could recognize future impairment charges on our LBHI bonds or other securities we currently own if future events, new information or the passage of time cause us to determine that a decline in our carrying value is other-than-temporary.
     On November 5, 2008, Moody’s Investor Service downgraded the credit ratings of two of the remaining three auction rate securities (discussed above) we held at September 30, 2008 from A3 (investment grade) to Ba1 (non-investment grade). Standard & Poor’s continues to rate these securities as investment grade. As of September 30, 2008, the estimated fair value of these two securities was $9.3 million (cost of $15.0 million). This downgrade information, along with any other new information, will be considered in determining the estimated fair value of these securities, as well as the classification of the related impairment charge, at December 31, 2008.
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
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
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
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12-month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended September 30, 2008, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the internet and in enterprise applications, where demand for our products has increased or remained stable during the three years ended September 30, 2008. Looking forward, while we expect that the sale of our Ethernet interface cards will continue to represent the majority of our product revenues, due to the current global business environment, it is difficult to accurately forecast the future demand and revenue trends for our products.
     Sales to our largest customer, Cisco Systems, accounted for approximately $9.2 million, or 19.5%, and $29.0 million, or 21.5%, of our total revenues for the three and nine months ended September 30, 2008, respectively, and $11.3 million, or 25.6%, and $33.0 million, or 25.8%, of our total revenues for the three and nine months ended September 30, 2007, respectively. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generate a majority of our revenues from product shipments to customer locations within the United States. We generated revenues from product shipments to international locations of $16.6 million, or 35.1%, and $47.4 million, or 35.2%, of our total revenues for the three and nine months ended September 30, 2008, respectively, and $13.2 million, or 30.0%, and $40.8 million, or 31.9%, of our total revenues for the three and nine months ended September 30, 2007, respectively. We intend to continue increasing our sales efforts internationally with specific focus on Europe and the Asia Pacific region. Looking forward, we continue to expect the majority of our revenues to be generated within the United States for the foreseeable future.

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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the three months ended September 30, 2008 and 2007, services revenues related to our implied PCS obligations approximated $1.0 million and $871,000, respectively. For the nine months ended September 30, 2008 and 2007, services revenues related to our implied PCS obligations approximated $3.1 million and $2.4 million, respectively.
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
     Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. Under this standard, the estimated fair value for accounting purposes of each share-based award is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based awards which meets the requirements of SFAS 123R. The determination of the fair value for accounting purposes of share-based awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility of a share-based award are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Consistent with our past practice, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach.
     For the three and nine months ended September 30, 2008, stock-based compensation expense was $2.4 million and $7.7 million, respectively. Stock-based compensation for the three and nine months ended September 30, 2007 was $3.8 million and $9.7 million, respectively. The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2008 and through 2012 related to unvested share-based awards as of September 30, 2008 was approximately $15.1 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes. In addition, during the second quarter of 2008, our shareholders approved a Stock Option Exchange Program (the “Program”), which allowed current employees other than executive officers and members of our Board of Directors to exchange certain underwater options for fewer new options. On August 7, 2008, we completed the Program by canceling 3.7 million old options and granting 2.6 million new options. The canceled old options had exercise prices ranging from $9.30 per share to $21.50 per share, and the new options were granted with an exercise price of $8.58 per share, the closing price of our common stock on August 7, 2008 as reported on the NASDAQ Global Select Market. The new options have vesting schedules ranging from approximately 1 to 4 years and have contractual terms ranging from approximately 3 to 6 years. The additional gross stock-based compensation expense of $3.1 million related to this Program will be recognized over the vesting periods of 1 to 4 years from the date of grant of the new options.
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
     In the near term, and although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we expect to continue to experience pricing pressure on larger transactions or from larger customers as a result of competition.
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
     Interest and Other Income, Net. Interest and other income, net represents interest on cash and a variety of securities, including money market funds, commercial paper, auction rate securities, and government agency and corporate debt securities, and certain foreign currency gains and losses.
     Income Tax. Income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions and for the effects of equity compensation plans.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Products	84.3%	84.6%	84.2%	85.2%
Services	15.7	15.4	15.8	14.8

Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	17.1	19.4	18.5	19.4
Cost of revenues — amortization of purchased technology	2.5	2.8	2.7	3.1
Cost of revenues — services	2.0	2.0	2.3	2.3
Research and development	26.4	28.9	27.4	27.7
Sales and marketing	30.6	31.6	32.8	33.1
General and administrative	13.8	13.9	14.6	14.4
Amortization of intangible assets	0.4	1.0	0.5	1.2
Impairment of purchased technology and intangible assets	—	—	—	2.6

Total costs and operating expenses	92.8	99.6	98.8	103.8

Income (loss) from operations	7.2	0.4	1.2	(3.8)
Interest and other income, net	3.0	6.4	4.4	6.6
Other-than-temporary impairment on investments	(9.1)	—	(3.2)	—

Income before income taxes	1.1	6.8	2.4	2.8
Income tax expense	0.1	2.4	0.6	0.8

Net income	1.0%	4.4%	1.8%	2.0%

(1) Stock-based compensation included in:
Cost of revenues — products	0.3%	0.4%	0.3%	0.3%
Cost of revenues — services	0.1	0.1	0.1	0.1
Research and development	1.8	3.6	2.0	3.0
Sales and marketing	1.7	2.6	1.9	2.7
General and administrative	1.2	2.0	1.4	1.4
Comparison of Three and Nine Months Ended September 30, 2008 and 2007
     Revenues. In the third quarter of 2008, total revenues increased 7.5% to $47.3 million from the $44.0 million recorded in the third quarter of 2007. This overall increase in total revenues in the third quarter of 2008 as compared to the same period last year was due to a $2.6 million increase in product revenues and a $650,000 increase in service revenues. Revenues from products increased to $39.9 million in the third quarter of 2008 from $37.2 million in the same period in 2007 primarily due to a $2.2 million increase in shipments of our hardware products (primarily our Ethernet interface cards) in the third quarter of 2008 over the same period in 2007, partially offset by an $820,000 decrease in shipments of our software products (primarily our Layer 2/3 software products) in the third quarter of 2008 over the same period in 2007. Revenues from services increased to $7.4 million in the third quarter of 2008 from $6.8 million in the same period in 2007 primarily due to an increase in the ratable recognition of our extended warranty contracts and implied PCS arrangements.

     In the first nine months of 2008, total revenues increased 5.6% to $134.9 million from $127.7 million recorded in the same period of 2007. This overall increase relates to a $4.8 million increase in product revenues and a $2.4 million increase in service revenues in the first nine months of 2008 over the same period in 2007. The increase in product revenue is primarily due to a $6.2 million increase in shipments of our hardware products (primarily our Ethernet interface cards) in the first nine months of 2008 over the same period in 2007, partially offset by a $2.9 million decrease in shipments of our software products (primarily our IxChariot and Layer 2/3 software products) in the first nine months of 2008 over the same period in 2007. Revenues from services increased to $21.3 million in the first nine months of 2008 from $18.9 million in the same period in 2007 primarily due to an increase in the ratable recognition of our extended warranty contracts and implied PCS arrangements.
     Revenues from Cisco Systems, our largest account, were $9.2 million, representing 19.5% of our total revenues for the third quarter of 2008, compared to $11.3 million or 25.6% of our total revenues for the third quarter of 2007. Revenues from Cisco Systems were $29.0 million, representing 21.5% of our total revenues for the first nine months of 2008, compared to $33.0 million or 25.8% of our total revenues for the same period in 2007.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 21.6% in the third quarter of 2008 from 24.1% in the third quarter of 2007. Our cost of product revenues decreased 5.0% to $8.1 million in the third quarter of 2008 from $8.5 million in the same period of 2007 due in part to decreases in component costs and more efficiently designed interface cards. Amortization of purchased technology remained flat at $1.2 million for the third quarter of 2008 as compared to the same period in 2007. For the third quarter of 2008, our cost of services revenues was $965,000 in the third quarter of 2008 as compared to $865,000 in the same period of 2007 due to additions to our technical support team.
     As a percentage of total revenues, our total cost of revenues, including the $1.5 million impairment charge related to purchased technology recognized in the second quarter of 2007 discussed below, decreased to 23.5% in the first nine months of 2008 from 26.0% in the first nine months of 2007 due primarily to the impairment charge of $1.5 million related to purchased technology recognized in the second quarter of 2007. Our cost of product revenues was $24.9 million in the first nine months of 2008 and relatively flat with the $24.8 million in the same period of 2007. Amortization of purchased technology decreased to $3.6 million in the first nine months of 2008 from $4.0 million in the same period of 2007 due in part to the impairment charge recorded in 2007 as discussed below. For the nine months ended September 30, 2008, our cost of services revenues increased to $3.2 million from $2.9 million in the same period of 2007 primarily due to costs associated with our technical support team, partially offset by lower costs related to certain initiatives of our professional services business.
     Research and Development Expenses. Research and development expenses for the third quarter of 2008 and 2007 were $12.5 million and $12.8 million, respectively. The decrease in research and development expense in the third quarter of 2008 compared to the third quarter of 2007 was primarily due to lower stock-based compensation expense of approximately $725,000 partially offset by higher compensation and related employee costs of approximately $505,000. The higher compensation and related employee costs in the third quarter of 2008 compared to the same period in 2007 primarily related to annual salary increases.
     For the first nine months of 2008, research and development expenses increased 4.6% to $37.0 million from $35.4 million in the same period of 2007. This increase was primarily due to higher compensation and related employee costs of approximately $1.9 million in the first nine months of 2008 as compared to the same period in 2007 and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling that occurred in the second quarter of 2007. The higher compensation and related employee costs in the first nine months of 2008 compared to the same period in 2007 primarily related to annual salary increases. The above increases were partially offset by a reduction in stock-based compensation expense of approximately $1.1 million in the first nine months of 2008 as compared to the same period in 2007.
     Sales and Marketing Expenses. In the third quarter of 2008, sales and marketing expenses increased 3.8% to $14.5 million from the $13.9 million incurred in the same period of 2007. This increase was primarily due to higher compensation and related employee costs of approximately $686,000 and higher facilities expense of $196,000 in the third quarter of 2008 as compared to the same period in 2007. The higher compensation and related employee costs in the third quarter of 2008 compared to the same period in 2007 primarily related to additions to our sales and marketing team and annual salary increases. The above increases were partially offset by a reduction in stock-based compensation expense of approximately $350,000 in the third quarter of 2008 as compared to the same period in 2007.

     For the first nine months of 2008, sales and marketing expenses increased 4.6% to $44.2 million from $42.3 million in the same period of 2007. This increase was primarily due to higher compensation and related employee costs of approximately $1.5 million, an increase in sales training and programs of $346,000, and higher travel expense of $357,000 in the first nine months of 2008 as compared to the same period in 2007, and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling that occurred in the second quarter of 2007. The higher compensation and related employee costs in the first nine months of 2008 compared to the same period in 2007 primarily related to additions to our sales and marketing team and annual salary increases. The above increases were partially offset by a reduction in stock-based compensation expense of approximately $940,000 in the first nine months of 2008 as compared to the same period in 2007.
     General and Administrative Expenses. In the third quarter of 2008, general and administrative expenses increased 6.8% to $6.5 million from the $6.1 million incurred in the third quarter of 2007. This increase was primarily due to an increase in professional fees of $541,000 and higher rent and other facilities costs at our corporate headquarters of $275,000 in the third quarter of 2008 as compared to the same period during 2007. These increases were partially offset by lower stock-based compensation expense of $310,000 in the third quarter of 2008 as compared to the same period in 2007.
     For the first nine months of 2008, general and administrative expenses increased 6.7% to $19.7 million from $18.4 million in the same period of 2007. During the first nine months of 2008, general and administrative expenses included $725,000 in professional fees and other costs related to certain strategic initiatives. During the first nine months of 2007, general and administrative expenses included $1.2 million in professional fees, temporary assistance and other costs related to the completion during the first nine months of 2007 of the restatement of certain of our previously filed financial statements as more fully described in our 2006 Form 10-K. Excluding the above costs, general and administrative expenses for the first nine months of 2008 and 2007 were $18.9 million and $17.2 million, respectively. This increase of approximately $1.7 million was primarily due to higher rent and other facilities costs at our corporate headquarters of $665,000, higher compensation and related employee costs of $561,000 due in part to additions in our executive, legal and information technology teams, and higher professional fees of $553,000 in the first nine months of 2008 compared to the same period in 2007. These increases were partially offset by lower recruiting fees of $216,000 in the first nine months of 2008 as compared to the same period in 2007.
     Amortization of Intangible Assets. In the third quarter of 2008, amortization of intangible assets was $201,000 as compared to $430,000 in the third quarter of 2007. In the first nine months of 2008, amortization of intangible assets decreased to $669,000 from the $1.6 million recorded in the first nine months of 2007. These decreases for the third quarter and for the first nine months of 2008 as compared to the same periods in 2007 were primarily related to the completion of amortization periods for certain intangible assets and the impairment charge recorded in the second quarter of 2007 attributable to certain intangible assets related to the acquisition of Communication Machinery Corporation in July 2005 and the acquisition of the mobile video test product line from Dilithium Networks in January 2006.
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
     Interest and Other Income, Net. Interest and other income, net decreased to $1.4 million in the third quarter of 2008 from the $2.8 million recorded in the third quarter of 2007. Interest and other income, net decreased to $5.9 million in the first nine months of 2008 from the $8.4 million recorded in the first nine months of 2007. These decreases were primarily due to the lower average cash and investment balances in the aggregate and the lower effective yields during the third quarter and the first nine months of 2008 compared to the same periods in 2007.

     Other-than-temporary Impairment on Investments. In the third quarter of 2008, other-than-temporary impairments on investments totaled $4.3 million. There were no such write-downs in 2007. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. During the third quarter of 2008, we recorded a pre-tax other-than-temporary impairment charge of $4.3 million (i.e., the difference between our then carrying value and estimated fair value of our LBHI bonds) related to our investment in bonds issued by Lehman Brothers Holdings, Inc. as a result of its bankruptcy filing in September 2008. See below under “Liquidity and Capital Resources” and Notes to Consolidated Financial Statements for additional information.
     Income Tax. Income tax expense was $26,000, or an effective rate of 5.0%, for the third quarter of 2008 as compared to an income tax expense of $1.1 million, or an effective rate of 35.7%, for the third quarter of 2007. Income tax expense was $920,000, or an effective rate of 28.0%, for the first nine months of 2008 as compared to an income tax expense of $1.0 million, or an effective rate of 28.7%, for the first nine months of 2007. The lower effective rate for the third quarter of 2008 as compared to the effective rate for the comparable period in 2007 was primarily due to a one time discrete item recorded during the third quarter of 2008. During the third quarter of 2008, we reduced our unrecognized tax benefits by approximately $638,000, due to the lapse of the 2004 federal statute of limitations. This recognized benefit directly affected the 2008 third quarter effective tax rate. At September 30, 2008, we do not currently anticipate that our unrecognized tax benefits will significantly change over the twelve month period beginning September 30, 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Net cash provided by operating activities was $22.7 million in the first nine months of 2008 and $34.4 million in the same period of 2007. Net cash generated from operations in the first nine months of 2008 and 2007 was provided primarily by net income of $2.4 million and $2.6 million, respectively, adjusted for non-cash items and changes in certain working capital components. In the first nine months of 2008 and 2007, non-cash items included $13.0 million and $14.2 million, respectively, for depreciation and amortization of fixed and intangible assets, and non-cash stock-based compensation charges of $7.7 million and $9.7 million, respectively. The first nine months of 2008 also included the $4.3 million other-than-temporary impairment charge related to our investment in bonds issued by Lehman Brothers Holdings, Inc. as discussed above under “Other-than-temporary Impairment on Investments.” In the first nine months of 2008, working capital changes included a $4.8 million increase in accounts receivable primarily due to an increase in receivable balances at certain of our larger accounts and to the timing of shipments to customers. The first nine months of 2007 included the $3.3 million non-cash impairment charge related to the impairment of purchased technology and certain intangible assets discussed above under “Impairment of Purchased Technology and Intangible Assets.” Working capital changes in the first nine months of 2007 included a $5.9 million decrease in accounts receivable primarily due to improved collection efforts.
     Net cash used by investing activities was $3.4 million in the first nine months of 2008 as compared to a cash inflow of $75.1 million in the first nine months of 2007. In the first nine months of 2008, cash used in investing activities principally consisted of $7.1 million related to the purchase of property and equipment and $2.2 million related to payments made in connection with acquisitions of certain technologies, partially offset by $6.1 million of net proceeds from marketable securities. In the first nine months of 2007, cash provided by investing activities principally consisted of $86.4 million of net proceeds from marketable securities, partially offset by $8.3 million for the purchase of property and equipment and $2.9 million related to payments made in connection with acquisitions of certain technologies.
     Net cash used in financing activities was $38.0 million in the first nine months of 2008 as compared to a cash inflow of $4.0 million for the first nine months of 2007. The net cash used in financing activities during the first nine months of 2008 was due to the repurchase of our common stock for an aggregate price of $40.8 million, partially offset by proceeds of $2.6 million received from stock award exercises. The net cash provided by financing activities during the first nine months of 2007 was primarily due to the proceeds received from stock award exercises, partially offset by $1.3 million for the repurchase of our common stock.
     The continuing adverse conditions in the U.S. credit markets have reduced our ability to liquidate certain auction rate securities that we classify as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $217.1 million as of September 30, 2008, $12.1 million ($19.0 million at cost) consists of illiquid auction rate securities. Given the disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
     Based upon our evaluation of the available information, we believe that our investments in auction rate securities are of high credit quality, as these securities carried an A/A3 credit rating or higher as of September 30, 2008. In addition, we have the intent and ability to hold these investments until a recovery to par occurs, and we do not anticipate having to sell these securities in order to operate our business. The following table sets forth the fair value adjustments to our auction rate securities during the first nine months of 2008 (in thousands):

Investments in
Marketable
Securities
(Non-current)
Balance at December 31, 2007	$14,345
Unrealized loss recorded to other comprehensive income	(2,204)

Balance at September 30, 2008	$12,141

     We will continue to monitor the market for auction rate securities. The fair value of our investments in auction rate securities may be adversely impacted by, among other events: (i) a further deterioration in market conditions; (ii) a significant decline in the credit quality of our underlying auction rate securities; or (iii) a default on interest or principal payments by the issuer of the securities. Should such an event occur, we may need to record additional unrealized losses in other comprehensive income or to record losses in earnings (if such declines in value are deemed other-than-temporary), which could materially impact our consolidated financial position or results of operations.
     We continuously monitor our investment portfolio and actively manage our investments to preserve principal values whenever possible. However, we currently hold investments that could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. The amount written down is recorded in earnings as an other-than-temporary impairment charge on investments. We currently hold bonds issued by Lehman Brothers Holdings, Inc. (“LBHI”) with a face value of $5.0 million and maturity date in July 2010. In September 2008, LBHI filed for bankruptcy. As a result, the credit rating of our LBHI bonds was significantly downgraded and LBHI ceased making interest payments on the bonds. We believe that our investment in the LBHI bonds is other-than-temporarily impaired as it is probable that we will not collect the total interest and principal amounts due according to the contractual terms of the bonds. To estimate the fair value of our LBHI bonds, we used the average of three indications of value, consisting of the estimated fair value per our investment brokerage statement as of September 30, 2008 and two non-binding market quotes as of September 30, 2008. Based on this information, the estimated fair value of our LBHI bonds as of September 30, 2008 was determined to be $598,000. As a result, we recorded a pre-tax other-than-temporary impairment charge of $4.3 million (i.e., the difference between our then carrying value and estimated fair value of our LBHI bonds) to earnings for the quarter ended September 30, 2008. It is possible that we could recognize future impairment charges on our LBHI bonds or other securities we currently own if future events, new information or the passage of time cause us to determine that a decline in our carrying value is other-than-temporary.
     On November 5, 2008, Moody’s Investor Service downgraded the credit ratings of two of the remaining three auction rate securities (discussed above) we held at September 30, 2008 from A3 (investment grade) to Ba1 (non-investment grade). Standard & Poor’s continues to rate these securities as investment grade. As of September 30, 2008, the estimated fair value of these two securities was $9.3 million (cost of $15.0 million). This downgrade information, along with any other new information, will be considered in determining the estimated fair value of these securities, as well as the classification of the related impairment charge, at December 31, 2008.

     We believe that our existing balances of cash and cash equivalents, investments (excluding our illiquid long-term auction rate securities) and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission and the effects of the current global financial crisis.
SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s 2007 Form 10-K and in our other filings with the Commission, including without limitation the risks discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
     The continuing adverse conditions in the U.S. credit markets have reduced our ability to liquidate certain auction rate securities that we classify as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $217.1 million as of September 30, 2008, $12.1 million ($19.0 million at cost) consists of illiquid auction rate securities. We will continue to monitor the market for auction rate securities. The fair value of our investments in auction rate securities may be adversely impacted by, among other events: (i) a further deterioration in market conditions; (ii) a significant decline in the credit quality of our underlying auction rate securities; or (iii) a default on interest or principal payments by the issuer of the securities. Should such an event occur, we may need to record additional unrealized losses in other comprehensive income or to record losses in earnings (if such declines in value are deemed other-than-temporary), which could materially impact our consolidated financial position or results of operations. See Note 7 to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of September 30, 2008), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most significant for you to consider and that could materially and adversely affect our business, financial condition or future results are discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).
     The risk factor set forth below entitled “Our business may be adversely affected by unfavorable general economic and market conditions” updates and replaces the similarly named risk factor included in our 2007 Form 10-K. We have also added below a risk factor entitled “Our investment portfolio may become impaired by further deterioration of the financial markets” that should be considered in addition to the risk factors disclosed in our 2007 Form 10-K. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in our 2007 Form 10-K. Additional risks and uncertainties, including risks and uncertainties which are not presently known to us or which we currently do not deem to be significant, may also materially impair our business operations and our results of operations, financial condition and cash flows.
Our business may be adversely affected by unfavorable general economic and market conditions
     Our business is subject to the effects of general economic conditions in the United States and globally and, in particular, market conditions in the communications and networking industries. In the past, our operating results were adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. The current global financial crisis has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period. Unfavorable changes in economic and market conditions such as these may result in lower capital spending by our customers on research and development, and therefore demand for our products may decline adversely impacting our revenue. Challenging economic and market conditions may also impair the ability of our customers to pay for the products and services they have purchased. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, prolonged unfavorable economic conditions and market turbulence may also negatively impact our contract manufacturers and suppliers capability to timely supply and manufacture our products, thereby impairing our ability to meet our contractual obligations to our customers. These potential effects, as well as any other currently unforeseeable effects, of the current global financial crisis are difficult to forecast and mitigate. As a result, we may experience material adverse impacts on our business, operating results and financial condition.
Our investment portfolio may become impaired by further deterioration of the financial markets.
     We follow an established investment policy and set of objectives to preserve principal and liquidity, to generate a market return given the policy’s guidelines and to avoid certain investment concentrations. The policy also sets forth credit quality standards and limits our exposure to any one non-government issuer. Our cash equivalent and short- and long-term investment portfolio as of September 30, 2008 consisted of money market mutual funds, commercial paper, government agency bonds, corporate debt securities and auction rate securities. Due to the adverse global economic conditions that continue to impact the financial markets, we have written down the values of our illiquid auction rate securities (“ARS”) and our investment in bonds issued by Lehman Brothers Holdings, Inc. (“LBHI”), which filed for bankruptcy in September 2008. For the nine months ended September 30, 2008, we have recorded temporary impairments to other comprehensive income of $2.2 million (pre-tax) on our ARS and an other-than-temporary impairment charge to earnings of $4.3 million (pre-tax) on our LBHI bonds. Although the remainder of our investment portfolio’s carrying value approximated fair value as of September 30, 2008, we cannot predict future market conditions or market liquidity, or the future value of our investments. As a result, we can provide no assurance that our investment portfolio will not be further impaired in the future and that it will not materially and adversely impact our financial condition, results of operations and cash flows. See Note 7 to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report.

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
IXIA

Date: November 7, 2008	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002