Form 10-K
period 2008-12-31
IXIA
filed 2009-03-06
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 30, 2008, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $233,143,803.
As of March 2, 2009, the number of shares of the Registrant’s Common Stock outstanding was 62,991,814.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 28, 2009 are incorporated by reference into Part III of this Annual Report.

IXIA
FORM 10-K

PART I
Item 1. Business
Overview
     We are a leading provider of test systems for IP-based infrastructure and services. Our hardware and software allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second that carry data traffic over optical fiber or electrical cable. We also offer applications that test and verify traditional Time-Division Multiplexing (TDM) voice-based networks and voice over IP technology, devices and systems. These applications also assess interoperability, assist in troubleshooting, allow service optimization and perform call traffic monitoring of video telephony. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
     During the year ended December 31, 2008, we shipped our products to approximately 775 existing and new customers, and based on product shipments for the year ended December 31, 2008, our significant customers by category included:
•	Leading network equipment manufacturers such as Cisco Systems, Alcatel-Lucent, and Juniper Networks;

•	Semiconductor manufacturers such as Broadcom, LSI Corporation, and Intel;

•	Telephony equipment manufacturers such as Motorola, Ericsson, and Nokia;

•	Voice and broadband service providers such as AT&T, NTT, and Verizon;

•	Cable operators such as Comcast Cable, Time Warner, and Cablevision Systems;

•	Enterprises such as Wells Fargo, Barclays, and General Electric; and

•	Government contractors, departments and agencies such as General Dynamics, the U.S. Navy, and Lockheed Martin.
     Communications and entertainment delivery is rapidly moving to an all IP infrastructure. To achieve “utility grade” quality, this infrastructure must be thoroughly tested under realistic conditions prior to deployment. Our vision is to accelerate the convergence of all networks to IP by providing the most comprehensive, easy-to-use and automated test systems in the industry. Key growth drivers include the development and deployment of 10 to 100 Gigabit Ethernet network equipment, video over IP, voice over IP, security devices and applications, converged wireline and wireless networks, Metro, Carrier and Data Center Ethernet, and converged IP services such as voice, video and data (multiplay) to the home and wireless devices. We intend to maintain our focus on technology leadership, expand and further penetrate our customer base, leverage our strengths into adjacent areas, acquire key technology and assets, and expand our international presence.
The Increasing Need for Network and Application Testing and Measurement
     The measurement and analysis of performance, functionality, service quality and conformance of networks, applications, and communication devices is important to the following groups:
•	Communications Chip Manufacturers. At the early stages of development of new components, communications chip manufacturers use our test systems to evaluate and analyze the conformance,

interoperability, and performance of their components. This occurs during the design and development phase — typically prior to integration by network equipment manufacturers.
•	Network Equipment Manufacturers (NEMs). NEMs provide voice, video, and data service infrastructure equipment to customer network operators, service providers, and network users, who specify high standards of performance and reliability. To meet these higher standards, NEMs must ensure the quality of their products during development and manufacturing and prior to shipping. Failure to ensure the consistent functionality and performance of their products may result in the loss of customers, increased research and development costs, increased support costs and losses resulting from the return of products. NEMs use our test systems to run large-scale subscriber and service emulations, generating extreme traffic loads to verify the performance and capacity of their IP-based devices prior to deployment in production networks. Our systems are also used by NEMs in the sales and acceptance process to demonstrate to their customers (e.g., service providers and enterprises) how their products will operate under real-world conditions. Our conformance test suites are used by NEMs to ensure that their devices conform to published standards — ensuring that they will be interoperable with other equipment.

•	Network operators and service providers (Service Providers). Service Providers seek to provide their customers with a growing variety of high quality, advanced network services. Failure to provide satisfactory service can be costly and may result in high subscriber churn rates and reduced Average Revenue per User (ARPU). To ensure desired service levels and overall quality of experience are acceptable, Service Provider R&D and network engineering groups must verify the performance and functionality of staged networks during the equipment selection and network design process prior to deployment. Service Providers use our test systems to emulate millions of subscribers to realistically predict end user quality of experience delivered by their IP-based infrastructure and services. Increasingly, Service Provider operations groups use Ixia’s products to diagnose issues in their production networks by executing in-service tests similar to those conducted prior to deployment.

•	Enterprises and Government. These large Service Provider customers spend significant amounts on networks and network services. They deploy LANs and WANs that rival some Service Provider networks in size and complexity. These customers use Ixia’s solutions in much the same way as Service Providers, verifying the performance and functionality of network equipment and making sure that new networks, services and applications will perform as expected. They also use our products to test the performance and scalability of their internal applications, often based on proprietary protocols.
Characteristics Demanded of Network and Application Test and Measurement Equipment
     As networks and network devices become more intelligent and service-aware, performance, functionality, interoperability, and conformance testing solutions must reproduce subscriber traffic with increasing fidelity. Network testing solutions must also be highly scalable and capable of generating and analyzing large amounts of data at high speeds over increasingly complex configurations. Comprehensive, integrated testing must occur throughout network design, development, production, deployment, and operation stages. Because this testing and verification must take place across multiple layers of the network infrastructure and for all network protocols, network testing solutions are also required to be highly flexible, extensible and modular. This rapid evolution of complex network technologies and protocols, including leading-edge technologies such as 100 Gigabit Ethernet, Metro, Carrier, and Data Center Ethernet, voice over IP, and video over IP, has resulted in the need for an integrated platform solution that is easy to use with minimal training and set-up.
The Ixia Solution
     We are a leading provider of test systems for IP-based infrastructure and services. Our hardware and software allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications and

Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second that carry data traffic over optical fiber or electrical cable. We also offer applications that test and verify traditional Time-Division Multiplexing (TDM) voice-based networks, and voice over IP technology, devices and systems. These applications also assess interoperability, assist in troubleshooting, allow service optimization and perform call traffic monitoring of video telephony. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
     Our test systems provide the following key benefits to our customers:
     Versatile High Performance. Our test systems generate and receive data traffic at wire speed, which is the maximum rate that data traffic can be transmitted over a network medium. Our systems provide accurate analysis across multiple layers of the overall network and of individual network components in real time. Our systems can be configured to either generate programmed packets of data or conduct complete sessions.
     Our systems analyze each discrete packet of information, thereby allowing our customers to precisely measure the performance of their networks and individual network components. This precision allows customers to accurately measure critical quality of service parameters such as throughput, latency, loss, and jitter and to check data integrity and packet sequencing throughout the network, as well as to locate various network problems.
     When used for meaningful application sessions, or conversations between network endpoints, our systems emulate highly complex and specialized applications such as those used to transfer electronic mail, browse the Internet, convey voice and video information, and manage databases. This emulation allows our customers to accurately measure critical characteristics of their networks such as session setup rate, session tear down rate, and session capacity. By analyzing the content of these sessions, our customers can also accurately measure quality of service (QoS) and media quality.
     Highly Scalable. Each of our interface cards provides one or more ports through which our systems generate and receive data traffic. Each physical port contains its own dedicated logic circuits, with no shared resources. Our customers can easily scale the size of their test bed or the amount of data traffic generated by inserting additional interface cards. By connecting multiple chassis and synchronizing over a thousand ports to operate simultaneously, our customers can simulate extremely large-scale networks. Our GPS-based components even allow our chassis to be distributed throughout the world, while maintaining the close time synchronization necessary for precision tests. We believe that our systems offer our customers the highest port density and most scalable space- and energy-efficient systems available. In addition, our client-server architecture allows multiple users in the same or different geographic locations to simultaneously access and operate different ports contained in the same chassis to run independent tests.
     Highly Customizable. Each of our current generation of interface cards includes a microprocessor for each interface port. This microprocessor uses the LINUX operating system, enabling us to rapidly develop test applications and to recompile code from our partner companies or acquisitions for use on our platform. We believe that the use of this open and well-known operating system makes it easy to customize our performance analysis systems.
     Hardware Platform. Our solutions typically operate on a single hardware platform with interchangeable interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs). Our architecture enables the emulation of millions of network users on a single scalable platform, with a mixture of both network and application layer traffic. This architecture offers our customers an integrated test environment that might otherwise require multiple products to cover the same test scenarios. We believe that our single platform solution decreases overall cost while increasing productivity and scalability, and reducing training requirements for our customers.
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
     Ease of Automation. Our systems make it easy to create automated tests that can run unattended. We offer our customers a growing library of automated tests that simplify and streamline the test process. These tests are repeatable and the results are presented in a structured format for easy analysis. Ixia’s Tool Command Language (Tcl) Application Programming Interface (API) is a comprehensive programming interface to our hardware, as well as to our software applications. The Tcl API enables libraries of automated tests to be quickly built with specificity to a customer’s environment. We also offer a utility that exports configurations created in our graphical user interface (GUI) as Tcl scripts.
     Ease of Use. We have designed our systems so that users can install and operate them with minimal training and setup. Our systems are easy to use and offer our customers a wide range of readily accessible pre-designed test configurations. These tests include industry standard and use case-specific tests. Users can easily configure and operate our systems to generate and analyze data traffic over any combination of interface cards or ports through our graphical user interface that features a familiar Microsoft™ Windows™ point-and-click environment. Once tests are designed in our GUIs, they can be saved for reuse or in Tcl script form for customization and even greater levels of automation.
Strategy
     Our objective is to be the industry leader in providing performance, functionality, service quality, interoperability, and conformance testing solutions for IP networks and IP-based services. This includes next generation technologies such as 40 and 100 Gigabit Ethernet, Metro, Carrier and Data Center Ethernet, voice over IP, and video over IP. Key elements of our strategy to achieve this objective include the following:
     Continue to Expand our Addressable Markets. We plan to further expand our addressable markets into areas of growth for IP-based products and services, such as content-aware routing and switching, networks that carry voice, video and data over IP (commonly referred to in the aggregate as multiplay), wireless, application security, and next-generation networking technologies. We also plan to apply our knowledge of these advanced IP data communication technologies to develop tools for monitoring traffic in live networks. We believe that we can leverage our core competencies in high-speed transmission protocols into leadership positions, in both our historic pre-deployment market as well as the nascent market for monitoring IP services in converged networks, as more networks and delivery of services migrate to IP.
     Maintain Focus on Technology Leadership. We intend to continue to focus on research and development in order to maintain our technology leadership position and to offer performance analysis systems that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as IEEE and the Internet Engineering Task Force, and to continue our active involvement in industry forums and alliances, such as the Metro Ethernet Forum, TesLA Alliance (Test Lab Automation), Multi Service Forum, IMS Forum, WiFi Alliance and WiMAX Forum. We also plan to continue to work closely with our customers who are developing emerging network technologies, including Cisco Systems, Hewlett Packard, NTT, and Alcatel-Lucent, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers’ needs as they evolve.
     Expand and Further Penetrate Customer Base. We plan to strengthen and further penetrate our existing customer relationships, particularly those with network equipment manufacturers, network operators and service providers, and to pursue sales to new customers. We plan to strengthen our customer relationships and to expand our customer base by:

•	Continuing to develop and offer new and innovative systems that meet our existing and potential customers’ needs,

•	Expanding our sales and marketing efforts to increase penetration in under-represented vertical and geographic market segments, and

•	Building upon and further strengthening our reputation and brand name recognition.
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
Products
     Our test systems consist of hardware and software products that allow our customers to test and measure the performance, functionality, interoperability, service quality, and conformance of their IP equipment and networks, and the applications that run over them. Our hardware platform consists largely of interchangeable interface cards which fit into a multi-slot chassis. Our chassis are metal cases that incorporate a computer, a power supply, and a backplane which connects the interface cards to the chassis. The interface cards generate, receive and analyze a wide variety of traffic types at multiple network layers. Our software applications and APIs allow our customers to create and manage integrated, easy-to-use automated test environments.
     Our customers can utilize our systems either in test labs or within networks. Our systems are operated through standard computer peripheral devices, including a monitor, keyboard, and mouse. The operator of our systems establishes test parameters for the performance analysis by inputting data using the keyboard and mouse. The operator observes the results of the performance analysis using the monitor and may log results to files for post-analysis or archival. All operations that can be done interactively may also be automated through a variety of scripting interfaces and automation tools.
     Our customers configure our systems based on the specific interfaces of the network equipment being tested. For example, if our customer wants to analyze the performance of a router with Ethernet interfaces, the customer would insert Ethernet interface cards into our system.
Chassis
     Our primary chassis, the 12-slot XM12, provides a high density, highly flexible test platform. Operating in conjunction with our test applications, the XM12 provides the foundation for a complete, high performance test environment. A wide array of interface modules are available for the XM12. The chassis supports up to 192 Gigabit Ethernet ports, 96 10 Gigabit Ethernet ports, and 24 Packet over SONET (POS) or Asynchronous Transfer Mode (ATM) ports. These modules provide the network interfaces and distributed processing resources needed for executing a broad range of data, signaling, voice, video, and application testing from layers 2-7 of the network stack. Each chassis supports an integrated test controller that manages all system and testing resources. Resource ownership down to a per-port level, coupled with hot-swappable interface modules ensures a highly flexible, multi-user testing environment. Backward compatibility is maintained with key existing Ixia interface modules and test applications to provide seamless migration from and integration with existing Ixia test installations.

     We also offer a number of other chassis products, including the 2-slot XM2, 16-slot X16, the ultra-high density, 10-slot XL10, and 4-slot 400T. A wide array of interface cards is available to populate these chassis at various port densities.
Interface Cards
     We offer a number of optical and electrical interface cards. Each one of our interface cards contains from one to 24 independent traffic generation and analysis ports. These ports operate at wire speed, the maximum rate that data traffic can be transmitted over a network medium. Each port on each interface card has a unique transmit stream engine that is used to generate packets of information and a real-time receive analysis engine capable of analyzing the packets as they are received. The transmit stream engine generates millions of IP data packets or continuous test sequences at wire speed that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Each of our current generation interface cards also includes a microprocessor per port to generate and analyze sophisticated routing protocols, such as BGP and MPLS, as well as application traffic such as TCP/IP, HTTP and SSL.
System Management Software
     Our systems are managed through graphical user interfaces that allow users to configure our chassis and interface cards to generate and analyze traffic. Each port can be independently configured to meet specific testing requirements, and results can be viewed using both tables and graphs. We also allow users to create custom and automated test applications tailored to meet their specific requirements with the commonly used Tcl programming environment.
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
Video Testing
     Ixia’s IxLoad tests the performance of video servers, multicast routers, and the IP video delivery network. This is accomplished by emulating video servers and millions of video subscribers in video on demand and multicast video scenarios. Protocols supported include MPEG, IGMP, RTP, and RTSP.
     IxChariot tests the video transport network. This is accomplished by emulating video traffic, and measuring end-to-end video quality. Measurements include throughput, latency, loss, jitter, and media delivery index (MDI).
Voice Testing
     IxLoad tests the functionality of VoIP and PSTN devices and services. This is accomplished by emulating end devices and servers. Testing areas supported include SIP, SCCP (Skinny), H.323, MGCP, H.248 (MEGACO), as well as TDM and analog telephony services. Performance testing of SIP devices and infrastructure is accomplished by emulating thousands of SIP callers and callees in performance testing scenarios.
     IxChariot tests the voice transport network. This is accomplished by emulating voice traffic, and measuring end-to-end voice quality. Measurements include throughput, latency, loss, jitter, and mean opinion score (MOS).

Intelligent Network Testing
     IxLoad tests the performance of content-aware networks and devices including server load balancers (SLB), firewalls, web Servers, and mail servers. This is accomplished by emulating millions of clients and a variety of servers in realistic performance testing scenarios. Protocols supported include TCP, HTTP, SSL, FTP, SMTP, POP3, IMAP, RTP, RTSP, Telnet, DNS, LDAP, DHCP, SIP, MPEG, and IGMP.
Conformance Testing
     IxANVL provides automated network/protocol validation. Developers and manufacturers of networking equipment and Internet devices can use IxANVL to validate protocol compliance and interoperability. IxANVL supports all industry standard test interfaces including 10Mbps/100Mpbs/1Gbps/10Gbps Ethernet, ATM, Serial, Async, T1/E1 and POS. It provides conformance, negative, and regression testing on a large selection of protocols including bridging, routing, PPP, TCP/IP, IPv6, IP storage, RMON, VPN, MPLS, voice over IP, Metro Ethernet and multicast.
Security Testing
     IxLoad tests the performance of stateful and deep packet inspection security devices, including firewalls, SSL gateways, virus scanners, spam filters, and intrusion detection systems (IDS). This is accomplished by emulating clients and servers, as well as through the use of distributed denial of service (DDoS) attacks. Key capabilities include the ability to mix valid user traffic with malicious traffic and to attach viruses to emails.
     IxDefend tests the vulnerability, robustness, and security of network devices and systems by exercising their underlying protocols. IxDefend suites are available for 40 standard Internet protocols, such as TCP/IP, ICMP, HTTP and FTP. IxDefend looks for vulnerabilities associated with software errors that can manifest as a device or service crashes.
Application Testing
     IxLoad tests the performance of enterprise applications. This is accomplished by emulating a large number of real users accessing applications. Technologies supported include JavaScript, XML, Java, Document Object Model (DOM), and databases (e.g., Oracle, SQL, Access).
Router Testing
     IxNetwork tests core/edge/customer routers and layer 3 switches. This is accomplished by emulating entire network infrastructures and generating high traffic loads across these emulated topologies to verify performance. Protocols supported include IGPs (OSPF, IS-IS, RIP), BGP, MPLS (including layer 2 and 3 VPNs), and IP multicast.
     IxAutomate is an automated test harness that can run turnkey tests using Ixia’s underlying APIs. Multiple turnkey test suites are available to execute control and data plane performance and functionality testing. Tests include route capacity, route convergence, session scalability, tunnel scalability, and data plane performance.
Layer 2-3 Security Testing
     IxVPN tests IPSec VPN gateways and systems. This is accomplished by establishing and authenticating IPSec tunnels, and then generating traffic load over the tunnels to verify performance. Site-to-site and remote access VPN testing is supported, as well as DES, 3DES, and AES encryption.
     IxNetwork and IxLoad test devices supporting 802.1x authentication. This is accomplished by high scalable emulation of 802.1x clients (supplicants). Authentication modes supported include MD5, TLS, TTLS, and PEAP.

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
Broadband Testing
     IxNetwork and IxLoad test broadband aggregation devices including B-RAS, DSLAMs, CMTSs, and edge routers. This is accomplished by emulating millions of broadband clients and generating traffic load over those connections. Protocol support includes PPPoE, PPPoA, L2TPv2, and L2TPv3.
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
     Test Conductor is a comprehensive, highly scalable regression harness that is compatible with other key Ixia test tools. Test Conductor imports tests, associates them with a named regression test sequences, and allows detailed scheduling. Tests can be scheduled in series or in parallel based on a Windows Outlook™-like calendar tool. At-a-glance logs and summary reports display color-coded pass/fail results, as well as the progress of the tests within each regression. Automated device under test (DUT) configuration scripts can be scheduled to run in synchronization with the individual tests or with complete regression runs.
     Our Tcl automation environment provides a comprehensive set of tools and APIs for automating testing with our hardware and software applications. Custom test libraries covering all of a customer’s layer 2-7 testing requirements can be created in a single automation environment.
     Most test applications contain a “ScriptGen” feature that automatically generates Tcl script code from test configurations. This accelerates the development of automation code and helps train new users in the Ixia Tcl API.
Converged Monitoring Testing
     As carriers deploy additional multiplay services over advanced Ethernet networks, their existing support systems are less capable of diagnosing application layer problems. Ixia’s IxRave (Remote Access Verification Engine) solution allows carriers and service providers to execute active network tests using Ixia’s applications from a web-based control system that can be integrated into their existing infrastructure. IxRave Voice is a specialized version of IxRave that performs monitoring and active testing of voice over IP networks through a probeless, web-based system and features graphical display of network status.
Products in Development
     We continue to develop our IP testing capabilities, and throughout 2009 we intend to remain focused on improving our position in performance, functional, interoperability, service quality, and conformance testing in the following technology areas:
•	10, 40 and 100 Gigabit Ethernet

•	Carrier, Metro and Data Center Ethernet

•	Layer 4 — 7

•	MPLS

•	VPLS

•	Multicast

•	IPv6

•	Voice over IP

•	Video over IP

•	IPSec

•	MACSec

•	Fiber Channel over Ethernet

•	Test Automation

•	SSL

•	Denial of Service

•	WiMAX

•	IMS

•	Vulnerability assessment

•	Energy efficiency
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
     Complex Logic Design. Our systems use FPGAs that are programmed by the host computer and therefore can be reconfigured for different applications. Our newest products have clock frequencies, which are the timing signals that synchronize all components within our system, and logic densities, which are the number of individual switching components, or gates, of more than four million gates per chip. Our customers may obtain updates and enhancements from our website, thereby allowing rapid updates of the system. Almost all of our logic chips are designed in the VHDL hardware description language, a unique programming language tailored to the development of logic chips. This language enables the easy migration of the hardware design to application specific integrated circuits as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design, which comprises a critical portion of our intellectual property. This reusable technology allows us to reduce the time-to-market for our new and enhanced products.

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
Customers
     Since our incorporation in May 1997 through December 31, 2008, we have shipped our systems to over 2,000 customers. No customer other than Cisco Systems accounted for more than 10% of our total annual revenues in 2008, 2007 or 2006. Cisco Systems accounted for 21.0% of our total revenues in 2008, 23.9% of our total revenues in 2007 and 25.7% of our total revenues in 2006.
     We do not have long-term or volume purchase contracts with our customers, and they may reduce or discontinue their purchases at any time.
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
     We believe that the principal competitive factors in our market include:
•	Breadth of product offerings and features on a single platform,

•	Timeliness of new product introductions,

•	Product quality, reliability and performance,

•	Price and overall cost of product ownership,

•	Ease of installation, integration and use,

•	Customer service and technical support, and

•	Company reputation and size.
     We believe that we compete favorably in the key competitive factors that impact our markets. We intend to remain competitive through ongoing research and development efforts that enhance existing systems and to develop new systems. We will also seek to expand our market presence through marketing and sales efforts. However, our market is still evolving and we may not be able to compete successfully against current or future competitors.
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
Sales, Marketing and Technical Support
     Sales. We use our global direct sales force to market and sell our systems. In addition, we use distributors and other resellers to complement our direct sales and marketing efforts in certain international markets. Our total revenues from international product shipments were $63.0 million in 2008, $60.9 million in 2007, and $57.3 million in 2006. Our direct sales force maintains close contact with our customers and supports our distributors.
     Marketing. We have a number of programs to support the sale and distribution of our systems and to inform existing and potential customers and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business in the following ways:
•	Sponsoring technical seminars and webinars that highlight our solutions,

•	Participating in industry trade shows and technical conferences,

•	Writing and distribution of various forms of collateral, including brochures, white papers, and application notes,

•	Demonstrating the performance and scalability of our products at our iSimCity proof-of-concept labs,

•	Communicating through our corporate website, and

•	Advertising in trade journals.
     Technical Support. We maintain a technically knowledgeable and responsive customer service and support staff that is critical to our development of long-term customer relationships. This staff can:
•	Offer solutions for performance validation needs,

•	Develop custom applications at our company headquarters,

•	Deploy to customer sites on short notice, and

•	Provide guidance to optimally utilize our systems.
Manufacturing
     Our manufacturing operations consist primarily of materials planning and procurement, quality control, logistics, final assembly and testing, and distribution. We outsource the manufacture, assembly and testing of printed circuit board assemblies, certain interface cards and certain chassis to third party contract manufacturers and assembly companies. This manufacturing process enables us to operate without substantial space and personnel dedicated to manufacturing operations. As a result, we can conserve a significant portion of the working capital and capital expenditures that may be required for other operating needs.
     We are dependent upon sole or limited source suppliers for key components and parts used in our systems, including field programmable gate arrays, chips, oscillators and optical modules. We and our contract manufacturers purchase components through purchase orders, and we have no guaranteed or long-term supply arrangements with our respective suppliers. In addition, the availability of many components is dependent in part on our ability and the ability of our contract manufacturers and assembly companies to provide suppliers with accurate forecasts of future requirements. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source or delay in transitioning to a replacement supplier’s product or replacement component into our systems could disrupt our operations and significantly harm our business in any given period.
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
     In January 2009, we entered into an agreement with Plexus Services Corp (“Plexus”), a major electronic manufacturing services company, to improve our manufacturing process and supply chain management. The term of the agreement is for five years and under the agreement, Plexus will manufacture and manage our supply chain for many of our chassis and interface cards. A significant portion of our manufactured products should be fully transitioned to Plexus by the end of 2009.
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
     Our future success depends on our ability to continue to enhance our existing products and to develop new products that address the test and measurement needs of our customers. We closely monitor changing customer needs by communicating and working directly with our customers and distributors. We also receive input from our active participation in industry groups responsible for establishing technical standards.
     Development schedules for technology products are inherently difficult to predict, and there can be no assurance that we will introduce any proposed new products in a timely fashion. Also, we cannot be certain that our product development efforts will result in commercially successful products or that our products will not contain software errors or other performance problems or be rendered obsolete by changing technology or new product announcements by other companies.
     We plan to continue to make significant investments in research and development, including investments in our overseas development facilities in Bucharest, Romania and Kolkata, India. Our research and development expenses were $49.2 million in 2008, $47.4 million in 2007, and $43.5 million in 2006. These costs included stock-based compensation expense of $4.2 million in 2008, $5.2 million in 2007 and $6.5 million in 2006.
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
     The telecommunication and data communications industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or proprietary rights that are important to our business. We have not conducted a search to determine whether the technology we have in our products infringes or misappropriates intellectual property held by third parties. Any claims asserting that our systems infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See Part I, Item 3 of this Form 10-K for additional information.
Employees
     As of December 31, 2008, we had approximately 769 full-time employees. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing, and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.
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
Our business may be adversely affected by unfavorable general economic and market conditions
     Our business is subject to the effects of general economic conditions in the United States and globally and, in particular, market conditions in the communications and networking industries. In the past, our operating results were adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe and Asia. The current global financial crisis has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period. Unfavorable changes in economic and market conditions such as these may result in lower capital spending by our customers on test and measurement solutions, and therefore demand for our products may decline, adversely impacting our revenue. Challenging economic and market conditions may also impair the ability of our customers to pay for the products and services they have purchased. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.
     In addition, prolonged unfavorable economic conditions and market turbulence may also negatively impact our contract manufacturers’ and suppliers’ capability to timely supply and manufacture our products, thereby impairing our ability to meet our contractual obligations to our customers. These potential effects, as well as any other currently unforeseeable effects, of the current global financial crisis are difficult to forecast and mitigate. As a result, we may experience material adverse impacts on our business, operating results and financial condition.
Because we depend on a limited number of customers for a majority of our revenues, any cancellation, reduction or delay in purchases by these customers could significantly harm our revenues and results of operations
     Historically, a small number of customers has accounted for a significant portion of our total revenues. Specifically, sales to our largest customer, Cisco Systems, accounted for 21.0% of our total revenues in 2008, 23.9% of our total revenues in 2007 and 25.7% of our total revenues in 2006. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers.
     Our dependence on large orders from a limited number of customers makes our relationships with these customers critical to the success of our business. We cannot be certain that we will be able to retain our largest customers, that we will be able to increase our sales to our other existing customers or that we will be able to attract additional customers. From time to time, we have experienced delays and reductions in orders from some of our major customers. In addition, our customers have sought price reductions or other concessions from us and will likely continue to do so. We typically do not have long-term or volume purchase contracts with our customers, and our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop and maintain relationships with existing and new customers, or requirements that we make price reductions or other concessions could significantly harm our revenues and results of operations.

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
     We cannot predict whether our current or future competitors will develop or market technologies and products that offer higher performance or more features, or that are more cost-effective than our current or future products. To remain competitive, we must continue to develop cost-effective products and product enhancements which offer higher performance and more functionality. Our failure to do so will harm our revenues and results of operations.
If we are unable to successfully introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed
     The market for our products is characterized by:
•	rapid technological change such as the recent advancements of IP-based networks and wireless technologies;

•	frequent new product introductions such as higher speed and more complex routers;

•	evolving industry standards such as new Internet protocols;

•	changing customer needs such as the increase in advanced IP services agreed to between network service providers and their customers; and

•	short product life cycles as a result of rapid changes in our customers’ products.
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
We depend on sales of a narrow range of products and if customers do not purchase our products, our revenues and results of operations will be significantly harmed
     Our business and products are concentrated in the market for systems that analyze and measure the performance of IP-based network equipment and systems. This market is an evolving market and there is uncertainty regarding its size and scope. Our performance will depend on increased sales of our existing systems and the successful development, introduction and market acceptance of new and enhanced products. We cannot be certain that we will be successful in increasing these sales or in developing and introducing new products. Our failure to do so would significantly harm our revenues and results of operations.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business
     Large network equipment manufacturers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features, reduce our prices or grant other concessions. As we seek to sell more products to these large network equipment manufacturers, we may be required to agree to such terms and conditions. These terms may affect the amounts and timing of revenue recognition and our margins, which may adversely affect our profitability and financial condition in the affected periods.

If we do not diversify our customer base, we may not be able to grow our business or increase our profitability
     To date, a significant majority of our total revenues have been generated from sales to network equipment manufacturers. Our growth depends, in part, on our ability to diversify our customer base by increasing sales to enterprises, government departments and agencies, network operators and service providers, and communications chip manufacturers. To effectively compete for the business of these customers, we must develop new products and enhancements to existing products and expand our sales, marketing and customer service capabilities, which will result in increases in operating costs. If we cannot offset these increases in costs with an increase in our revenues, our operating results may be adversely affected. Some of our existing and potential competitors have existing relationships with many enterprises, government departments and agencies, network operators and service providers, and communications chip manufacturers. We cannot be certain that we will be successful in increasing our sales presence in these markets. Any failure by us to increase sales in these markets would adversely affect our growth.
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
     Our operating results may also vary as a result of the timing of our release of new products. The introduction of a new product in any quarter may cause an increase in revenues in that quarter that may not be sustainable in subsequent quarters.
     In addition, actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our consolidated financial statements could significantly harm our results of operations.
     The factors described above are difficult to forecast and mitigate. As a consequence, operating results for a particular period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.
The loss of any of our key personnel could significantly harm our results of operations and competitive position
     Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing and sales employees. There can be no assurance that we will be successful in retaining our key employees or that we can attract or retain additional skilled personnel as required. Competition for highly skilled employees in our industry is intense, and the cost to recruit and train new technical personnel is significant. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We may be subject to such claims as we seek to retain or hire qualified personnel, some of whom may currently be working for our competitors.

     Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits. Such claims could also discourage potential employees who currently work for our competitors from joining us. In addition, volatility or lack of positive performance in our stock price may also adversely affect our ability to attract and retain highly skilled employees who may look to stock-based awards as a key component of their compensation. Many of the stock options held by our employees have an exercise price that is higher (in some cases significantly higher) than the current trading price of our common stock, and these “underwater” options do not serve their purpose as incentives for our employees to remain with Ixia. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of new and enhanced products and harm our ability to sell our products. As a result, failure to retain or attract key personnel could significantly harm our results of operations and competitive position.
Continued growth will strain our operations and require us to incur costs to maintain and upgrade our management and operational resources
     We have experienced growth in our operations, including number of employees, products, facility locations and customers. Unless we manage our growth effectively, we may have difficulty in operating our business. As a result, we may inaccurately forecast sales and materials requirements, fail to integrate new personnel or fail to maintain adequate internal controls, which may result in fluctuations in our operating results and cause the price of our stock to decline. We may continue to expand our operations to enhance our product development efforts and broaden our sales reach, which may place a significant strain on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our profitability could be significantly harmed.
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
If we are unable to expand our international sales and distribution channels or manage them effectively, our results of operations would be harmed
     Historically, a significant majority of our sales have been made to customers in the United States. Our sales based on product shipments to the United States accounted for 64.2% of our total revenues in 2008, 65.0% of our total revenues in 2007 and 68.2% of our total revenues in 2006. Historically, distributors have generated a significant portion of our international sales. In the past, we have had distributors who entered bankruptcy and were therefore terminated as distributors of our products. Moreover, if we terminate a distribution relationship for performance-related or other reasons, we may be subject to wrongful termination claims which may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits, which could adversely impact our profitability.
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

Changes in industry and market conditions could lead to charges related to discontinuances of certain of our products and asset impairments
     In response to changes in industry and market conditions, we may be required to strategically realign our resources by restructuring our operations and/or our product offerings. Any decision to limit investment in or dispose of a product offering may result in the recording of special charges to earnings, such as inventory, fixed asset and technology-related write-offs and charges relating to consolidation of excess facilities, which could adversely impact our business, results of operations and financial position.
Our reported financial results could suffer if there is an impairment of goodwill
     We are required to test annually, and review when circumstances warrant, our goodwill associated with past acquisitions and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the implied fair value of the goodwill would be recognized. This would result in an incremental charge for that quarter which would adversely impact our earnings for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below the carrying value of our net assets for a sustained period.
     Recently, the turmoil in credit markets and the broader economy has contributed to extreme price and volume fluctuations in global stock markets that have reduced the market price of many technology company stocks, including ours. Further declines in our stock price or the failure of our stock price to recover from previous declines, as well as any marked decline in our level of revenues or margins, increase the risk that goodwill may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.
Our investment portfolio may become impaired by further deterioration of the financial markets
     We follow an established investment policy and set of objectives designed to preserve principal and liquidity, to generate a market return given the policy’s guidelines and to avoid certain investment concentrations. The policy also sets forth credit quality standards and limits our exposure to any one non-government issuer. Our cash equivalent and short- and long-term investment portfolio as of December 31, 2008 consisted of U.S. Treasury-based money market funds, corporate debt securities and auction rate securities. Due to the adverse global economic conditions that continue to impact the financial markets and the specific impacts on our underlying investments, we have written down the values of our illiquid auction rate securities (“ARS”) and our investment in bonds issued by Lehman Brothers Holdings, Inc. (“LBHI”), which filed for bankruptcy in September 2008. For the year ended December 31, 2008, we recorded other-than-temporary impairment charges to earnings of $15.8 million (pre-tax) on our ARS and $4.4 million (pre-tax) on our LBHI bonds. As of December 31, 2008, the estimated fair values of our ARS and LBHI bonds approximated $3.2 million and $446,000, respectively.
     Although the remainder of our investment portfolio’s carrying value approximated fair value as of December 31, 2008, we cannot predict future market conditions or market liquidity, or the future value of our investments. As a result, we can provide no assurance that our investment portfolio will not be further impaired in the future and that any such impairment will not materially and adversely impact our financial condition, results of operations and cash flows.
Acquisitions undertaken and any that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results
     Acquisitions are inherently risky and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We expect to continue to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. While we are not currently a party to any acquisition agreements, we may acquire additional businesses, products or technologies in the future. If we make any further acquisitions, we could issue stock that would dilute existing shareholders’ percentage ownership, and we could incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses and technologies. We may not fully realize the expected benefits of an acquisition. Acquisitions involve numerous risks, including the following:
•	problems or delays in assimilating the acquired operations, technologies or products;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers, contract manufacturers, customers and industry experts;

•	we may incur significant impairment, exit and/or restructuring charges if the products or technologies acquired in an acquisition do not meet our sales expectations or are unsuccessful;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of the acquired organization’s or our own key employees.
     We cannot be certain that we would be successful in overcoming problems in connection with our past or future acquisitions, and our inability to do so could significantly harm our assets acquired in such acquisitions, revenues and results of operations.
International activity may increase our cost of doing business or disrupt our business
     We plan to continue to maintain or expand our international operations and sales activities. Operating internationally involves inherent risks that we may not be able to control, including:
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
Our failure to protect our intellectual property may significantly harm our results of operations and reputation
     Our success and ability to compete is dependent in part on our ability to protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of patent, trade secret, trademark and copyright laws to establish and protect our intellectual property. To date, we have relied primarily on trade secret laws to protect our proprietary processes and know-how. We have patent applications and existing patents in the United States and other jurisdictions. We cannot be certain that any of these applications will be approved or that any such patents, if issued, or our existing patents, will be upheld. We also cannot be certain that our existing patents and any such additional patents, if issued, will be effective in protecting our proprietary technology.
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
     In the event a claim against us were successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our revenues, results of operations and competitive position could be harmed. See Part I, Item 3 of this Form 10-K for additional information.
Changes in laws, regulations and financial accounting standards may affect our reported results of operations
     Changes in accounting regulations and standards, such as increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards (IFRS), can have a significant effect on our results. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our financial results, which could have an adverse effect on our stock price.
     For example, in 2006, we adopted the provisions of, and began to account for stock-based compensation in accordance with, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. As a result, our operating results for periods subsequent to December 31, 2005 contain charges for stock-based compensation expense related to employee share-based awards issued under our equity incentive plans. Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation using the intrinsic value method prescribed by APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations and provided the pro forma disclosures required by SFAS 123. Applying the intrinsic value method generally resulted in no compensation expense being recognized related to our share-based awards in periods prior to our adoption of SFAS 123R. The adoption of SFAS 123R has had a material impact on our results of operations and will continue to have a material impact in future periods as a result of our continuing recognition of expense for stock-based compensation. We cannot predict the effect that this impact on our earnings will have on the price of our Common Stock, but such impact could be adverse.

Our business is subject to changing regulation of corporate governance and public disclosure that has resulted in increased costs and may continue to result in additional costs in the future
     We are subject to rules and regulations of federal and state regulatory authorities, including The Nasdaq Stock Market LLC (“Nasdaq”) and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued new requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”). Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our corporate headquarters are located in Calabasas, California, where we currently lease approximately 84,100 square feet of space which houses our research and development, sales and marketing, finance and administration and manufacturing operations. This lease terminates on May 31, 2013, and we have an option to extend the term of the lease for an additional five-year period. We also lease office space for our sales and support offices in Santa Clara, California, North Carolina, Virginia, Massachusetts, Florida, the United Kingdom, Japan, China, Singapore and Bangalore, India. Additionally, we have leased facilities in Bucharest, Romania and Kolkata, India used primarily for research and development activities. We believe that our current facilities will be adequate to meet our needs for the next 12 months, or that we will be able to obtain additional space when and as needed on acceptable terms.
Item 3. Legal Proceedings
     Ixia v. Charles Bettinelli and IneoQuest Technologies, Inc. In October 2005, Ixia filed a complaint against its former employee, Charles Bettinelli, and his then-employer, IneoQuest Technologies, Inc. (“IneoQuest”). The case is pending in Los Angeles County Superior Court. Ixia’s complaint alleges breach of contract, misappropriation of trade secrets, intentional interference with contract and prospective business advantage, unfair competition, fraud, and violation of California Penal Code Section 502 (computer data access and fraud act). IneoQuest filed a motion for summary judgment in June 2008. In October 2008, IneoQuest’s motion for summary judgment was denied in its entirety, and the matter is currently set for trial in June 2009. Ixia is seeking monetary damages in excess of $10 million in addition to equitable relief.
     In a related proceeding based on the same facts, Mr. Bettinelli was criminally charged with felony violation of Penal Code Section 502; he pleaded no contest to the felony charge in September 2008, which was reduced to a misdemeanor at sentencing upon his payment of $75,000 to Ixia as restitution.

     IneoQuest Technologies, Inc. vs. Ixia. In November 2008, IneoQuest filed a complaint against Ixia in the United States District Court for the Central District of California. The complaint alleges that Ixia makes and sells products that infringe a patent owned by IneoQuest, and that Ixia misappropriated IneoQuest’s trade secrets, in addition to numerous other related claims. The patent at issue allegedly relates to a system and method for analyzing the performance of multiple transportation streams of streaming media in packet-based networks. IneoQuest seeks a permanent injunction enjoining Ixia from infringing the patent at issue and from using IneoQuest’s trade secrets and confidential information, unspecified general and exemplary damages, and attorneys’ fees and costs.
     In January 2009, Ixia filed an answer and counterclaim to IneoQuest’s complaint denying IneoQuest’s claims and raising several affirmative defenses. Ixia has also asserted a counterclaim against IneoQuest seeking declaratory relief that Ixia has not infringed the IneoQuest patent and that such patent is invalid. Although the Company cannot predict the outcome of this matter, Ixia believes that it has strong defenses to IneoQuest’s claims and is defending the action vigorously. The parties have not yet commenced discovery in this matter.
     We are not aware of any other pending legal proceedings than the matters mentioned above that, individually or in the aggregate, would have a material adverse effect on our business, results of operations or financial position. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party trademarks or other intellectual property rights. Such claims, even if without merit, could result in the expenditure of significant financial and managerial resources.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders during the fourth quarter of 2008.
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

		High	Low
2008
	First quarter	$9.52	$6.82
	Second quarter	8.36	6.30
	Third quarter	9.09	6.75
	Fourth quarter	7.40	4.73
2007
	First quarter	$11.67	$9.11
	Second quarter	9.80	8.52
	Third quarter	10.19	8.72
	Fourth quarter	10.60	8.80
     On February 19, 2009, the closing sales price reported for our Common Stock was $5.00 per share, and as of that date there were approximately 26 shareholders of record.
     We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future.

     The following graph compares the cumulative total return on the Company’s Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the five-year period commencing January 1, 2004. Ixia is one of the companies that makes up the Nasdaq Telecommunications Index. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
Comparison of Five-Year Cumulative Total Return*
among Ixia, the Nasdaq Composite Index
and the Nasdaq Telecommunications Index

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Ixia	$100	$143.68	$126.50	$82.05	$81.03	$49.40
Nasdaq Composite Index	100	110.08	112.88	126.51	138.13	80.47
Nasdaq Telecommunications	100	106.64	103.00	131.01	134.97	78.22
Index

*	Assumes (i) $100 invested on December 31, 2003 in Ixia Common Stock, the Nasdaq Composite Index and the Nasdaq Telecommunications Index and (ii) immediate reinvestment of all dividends.
(b) Use of Proceeds
     None.
(c) Issuer Repurchases of Equity Securities
     In November 2008, we announced a stock buyback program (the “Program”) to repurchase up to $25 million of our common stock. This Program is in addition to the $50 million repurchase program, which was announced in August 2007 and completed in June 2008. During the three months ended December 31, 2008, we repurchased 472,133 shares under the Program. As of December 31, 2008, approximately $22.2 million remains available for future repurchases. The Program expires on May 29, 2009 and provides that we may earlier terminate or extend the Program at any time.

     The following table summarizes our stock repurchase activity under the Program for the three months ended December 31, 2008:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that may
		Average Price	Announced	yet be Purchased
	Total Number of	Paid	Plans or	under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
November 1 — November 30	—	$—	—	$25,000,000
December 1 — December 31	472,133	5.89	472,133	22,220,495

	472,133	$5.89	472,133	22,220,495

Item 6. Selected Financial Data
     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statement of income data set forth below for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of income data set forth below for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from the audited consolidated financial statements not included herein, but which were previously filed with the SEC.

	2008 (2)	2007(3)	2006(4)	2005	2004
Consolidated Statement of Income Data (in thousands, except per share data):
Revenues:
Products	$146,802	$148,226	$155,388	$130,045	$97,200
Services	29,065	25,895	24,744	20,808	13,464

Total revenues	175,867	174,121	180,132	150,853	110,664

Costs and operating expenses: (1)
Cost of revenues — products	32,411	32,724	29,437	24,239	20,592
Cost of revenues — amortization of purchased technology	4,778	5,196	4,705	3,891	3,044
Cost of revenues — services	4,475	3,870	2,681	2,216	1,423
Research and development	49,184	47,407	43,450	32,404	24,960
Sales and marketing	59,390	57,420	59,020	39,359	30,566
General and administrative	26,948	24,927	23,800	16,438	12,479
Amortization of intangible assets	886	1,912	1,745	1,278	1,532
Impairment of goodwill, purchased technology and/or other intangible assets	—	3,263	—	—	—

Total costs and operating expenses	178,072	176,719	164,838	119,825	94,596

(Loss) income from operations	(2,205)	(2,598)	15,294	31,028	16,068
Interest and other income, net	6,574	11,723	9,409	5,055	2,960
Other-than-temporary impairment on investments	(20,243)	—	—	—	—

	2008 (2)	2007(3)	2006(4)	2005	2004
(Loss) income before income taxes	(15,874)	9,125	24,703	36,083	19,028
Income tax expense	21	2,119	11,222	7,593	4,007

Net (loss) income	$(15,895)	$7,006	$13,481	$28,490	$15,021

(Loss) earnings per share:
Basic	$(0.24)	$0.10	$0.20	$0.44	$0.25
Diluted	$(0.24)	$0.10	$0.20	$0.41	$0.23
Weighted average number of common and common equivalent shares outstanding:
Basic	65,087	67,936	67,005	65,168	60,687
Diluted	65,087	69,386	68,792	69,227	64,745

(1)	Stock-based compensation included in:

Cost of revenues — products	$513	$519	$590	$—	$30
Cost of revenues — services	195	197	224	—	3
Research and development	4,166	5,243	6,481	—	271
Sales and marketing	3,411	4,416	7,838	—	77
General and administrative	2,360	2,659	2,890	—	38

(2)	Our 2008 results include a pre-tax other-than-temporary impairment charge of $20.2 million, which consists of an other-than-temporary impairment charge of $15.8 million (pre-tax) to earnings related to our investments in auction rate securities and an other-than-temporary impairment charge of $4.4 million (pre-tax) to earnings related to our investments in bonds issued by Lehman Brothers Holdings, Inc.

(3)	Our 2007 results include a pre-tax impairment charge of $3.3 million, which consists of the impairment of purchased technology of $1.5 million and the impairment of certain intangible assets of $1.8 million related to the acquisition of Communication Machinery Corporation in July 2005 and to the acquisition of the mobile video test product line from Dilithium Networks in January 2006.

(4)	Due to the adoption of SFAS 123R effective January 1, 2006, our results of operations for 2008, 2007 and 2006 include $10.6 million, $13.0 million and $18.0 million, respectively, of pre-tax stock-based compensation expense.

	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$192,791	$188,892	$64,644	$51,837	$16,383
Short-term investments in marketable securities	9,850	4,999	152,703	124,456	81,757
Working capital	217,882	206,059	235,168	191,176	104,515
Long-term investments in marketable securities	3,657	54,609	4,354	25,392	49,015
Total assets	328,426	369,440	349,059	322,216	241,451
Total shareholders’ equity	273,196	316,500	300,789	263,480	193,491

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2008, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.
Business Overview
     We are a leading provider of test systems for IP-based infrastructure and services. Our hardware and software allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second that carry data traffic over optical fiber or electrical cable. We also offer applications that test and verify traditional Time-Division Multiplexing (TDM) voice-based networks, and voice over IP technology, devices and systems. These applications also assess interoperability, assist in troubleshooting, allow service optimization and perform call traffic monitoring of video telephony. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12-month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended December 31, 2008, our Ethernet interface cards have represented the majority of our product shipments. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the Internet and in enterprise applications, where demand has increased or remained stable during the three years ended December 31, 2008. Looking forward, while we expect that the sale of our Ethernet interface cards will continue to represent the majority of our product revenues, due to the current global business environment, it is difficult to accurately forecast the future demand and revenue trends for our products.
     Sales to our largest customer accounted for $36.9 million, or 21.0%, of our total revenues in 2008, $41.7 million, or 23.9%, of our total revenues in 2007 and $46.3 million, or 25.7%, of our total revenues in 2006. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generate a majority of our revenues from product shipments to customer locations within the United States. We generated revenues from product shipments to international locations of $63.0 million, or 35.8% of our total revenues, in 2008, $60.9 million, or 35.0% of our total revenues, in 2007, and $57.3 million, or 31.8% of our total revenues, in 2006. We intend to continue increasing our sales efforts internationally with specific focus on Europe and the Asia Pacific region. Looking forward, we continue to expect the majority of our revenues to be generated within the United States for the foreseeable future.
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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the years ended December 31, 2008, 2007 and 2006, services revenues related to our implied PCS obligations approximated $4.2 million, $3.4 million and $8.4 million, respectively. For the years ended December 31, 2008, 2007 and 2006, $0, $0 and $25.9 million, respectively, of deferred revenue relating to implied PCS was reversed and recognized as product revenues as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. Future reversals of implied PCS deferred revenue are not expected to be significant over the near term as a result of the future license management of additional products and our determination not to provide PCS to certain customers after the expiration of the contractual PCS period.

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
     Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. Under this standard, the estimated fair value for accounting purposes of each share-based award is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based awards which meets the requirements of SFAS 123R. The determination of the fair value for accounting purposes of share-based awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are estimated based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Consistent with our past practice, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach.
     During the second quarter of 2008, our shareholders approved a Stock Option Exchange Program (the “Program”), which allowed current employees, other than executive officers and members of our Board of Directors, to exchange certain underwater options for fewer new options. On August 7, 2008, we completed the Program by canceling 3.7 million old options and granting 2.6 million new options. The canceled old options had per share exercise prices ranging from $9.30 to $21.50, and the new options were granted with an exercise price of $8.58 per share, the closing price of our common stock on August 7, 2008 as reported on the Nasdaq Global Select Market. The new options have vesting schedules ranging from approximately one to four years and have contractual terms ranging from approximately three to six years. The additional gross stock-based compensation expense of $3.1 million related to this Program will be recognized over the vesting periods of one to four years from the date of grant of the new options.
     For the years ended December 31, 2008, 2007 and 2006, stock-based compensation expense was $10.6 million, $13.0 million and $18.0 million, respectively. Our stock-based compensation expense declined for the year ended December 31, 2008 as compared to the comparable prior periods in 2007 and 2006 due in part to (i) an increase in estimated and actual forfeitures and (ii) the decline in the price of our common stock and weighted grant date fair values for new awards resulting in lower total stock-based compensation cost. The aggregate balance of gross unearned stock-based compensation to be expensed in the periods 2009 and through 2012 related to unvested share-based awards as of December 31, 2008 was approximately $18.5 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

     Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing, operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality control, logistics, shipping and some final assembly and testing at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues also includes the amortization of purchased technology in connection with our acquisitions of certain product lines and technologies.
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
     In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we expect to continue to experience pricing pressure on larger transactions or from larger customers as a result of competition and the current global business environment.
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, and amortization of intangible assets. Due to the current global business environment, it is difficult to accurately forecast our revenue, and therefore we are unable to accurately project our expected operating expense trends as a percentage of total revenues. In dollar terms, we expect total operating expenses, excluding stock-based compensation expenses discussed above, to decline in 2009 when compared to 2008 due, in part, to lower compensation costs through the reduction or elimination of bonuses and base salary increases in 2009. We expect to continue to meet our product development objectives and our changing customer requirements in 2009 with our existing sales force, development team and operating infrastructure.
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

     Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their useful lives. Periodically we review goodwill and other intangible assets for impairment. An impairment charge would be recorded to the extent that the carrying value exceeds the fair value in the period that the impairment circumstances occurred. See Note 5 to the Consolidated Financial Statements included in this Form 10-K.
     Interest and Other Income, Net. Interest and other income, net represents interest on cash and a variety of securities, including money market funds, commercial paper, auction rate securities, and government, federal agency and corporate debt securities, and certain foreign currency gains and losses.
     Income Tax. Income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions and for the effects of equity compensation plans.
Critical Accounting Policies and Estimates
     Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets and marketable securities, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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

•	Acquisition Purchase Price Allocation. When we acquire a business, product line or rights to a product or technology, we allocate the purchase price to the various tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. To assist in this process, we may obtain appraisals from valuation specialists for certain of these items. Most of the assumptions used to determine fair value are made based on forecasted information. The useful lives of amortizable intangible assets are reviewed for reasonableness periodically by management in light of current conditions.

•	Impairment of Long-Lived Assets. We evaluate the recoverability of our identifiable definite life intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which generally requires that we assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. To the extent that the estimated undiscounted cash flows fall below the carrying value of the intangible or other long lived assets we write-down the assets to fair value. Fair value is generally determined based on discounted cash flows. Determining the fair value based on discounted cash flows is subjective in nature and often involves the use of significant estimates and assumptions about future results and discount rates. We evaluate the recoverability of our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires us to assess our goodwill annually for impairment. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the fair value.

•	Stock-Based Compensation. We record stock-based compensation in accordance with SFAS 123R as discussed in “Stock-based Compensation” in the “Business Overview” section of Item 7.

•	Impairment of Marketable Securities. We periodically review our marketable securities for impairment. If we conclude that any of our investments are impaired, we determine whether such impairment is “other-than-temporary” as defined under the FASB Staff Position 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”). Factors we consider to make such a determination include, among others, the severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent and ability to hold an investment until a recovery occurs. If any impairment is considered “other-than-temporary,” we write down the asset to its fair value and take a corresponding charge to earnings.

•	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, in accordance with SFAS No. 5, “Accounting for Contingencies,” and we record accruals when the loss is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances of each situation and in some instances based in part on the advice of outside legal counsel.

Results of Operations
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	2008	2007	2006
Revenues:
Products	83.5%	85.1%	86.3%
Services	16.5	14.9	13.7

Total revenues	100.0	100.0	100.0

Costs and operating expenses: (1)
Cost of revenues — products	18.4	18.8	16.3
Cost of revenues — amortization of purchased technology	2.7	3.0	2.6
Cost of revenues — services	2.5	2.2	1.5
Research and development	28.0	27.2	24.1
Sales and marketing	33.8	33.0	32.8
General and administrative	15.4	14.3	13.2
Amortization of intangible assets	0.5	1.1	1.0
Impairment of purchased technology and intangible assets	—	1.9	—

Total costs and operating expenses	101.3	101.5	91.5

(Loss) income from operations	(1.3)	(1.5)	8.5
Interest and other income, net	3.7	6.7	5.2
Other-than-temporary impairment on investments	(11.4)	—	—

(Loss) income before income taxes	(9.0)	5.2	13.7
Income tax expense	—	1.2	6.2

Net (loss) income	(9.0)%	4.0%	7.5%

(1)	Stock-based compensation included in:

Cost of revenues — products	0.3%	0.3%	0.3%
Cost of revenues — services	0.1	0.1	0.1
Research and development	2.4	3.0	3.6
Sales and marketing	1.9	2.5	4.4
General and administrative	1.3	1.5	1.6
Comparison of the Years Ended December 31, 2008 and 2007
     Revenues. In 2008, total revenues increased 1.0% to $175.9 million from $174.1 million in 2007. This overall increase primarily relates to the $3.2 million increase in service revenues, partially offset by a $1.4 million decrease in product revenue. Revenues from services increased to $29.1 million in 2008 from $25.9 million in 2007 primarily due to an increase in the ratable recognition of revenues under our extended PCS and warranty contracts and our implied PCS arrangements. Revenues from products decreased to $146.8 million in 2008 from $148.2 million in 2007 primarily due to a $5.5 million decrease in shipments of our software products (primarily our Layer 2/3 and IxChariot software products) in 2008. This decrease in shipments of our software products was partially offset by a $3.3 million increase in shipments of our interface cards (primarily our Ethernet interface cards) in 2008 compared to 2007. In 2008, total revenues from Cisco Systems, our largest account, decreased to $36.9 million, or 21.0% of our total revenue, from $41.7 million, or 23.9% of our total revenue in 2007.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues, including the $1.5 million impairment charge related to purchased technology recognized in 2007 discussed below, decreased to 23.7% in 2008 from 24.9% in 2007 due primarily to the impairment charge of $1.5 million related to purchased technology recognized in 2007. Our cost of product revenues remained relatively flat at $32.4 million in 2008 and $32.7 million in 2007. Amortization of purchased technology decreased to $4.8 million in 2008 from $5.2 million in 2007 due in part to the completion of amortization periods for certain intangible assets. In 2008, our cost of providing services increased to $4.5 million from $3.9 million in 2007 primarily due to costs associated with our technical support team, including warranty costs, partially offset by lower costs related to our professional services business.
     Research and Development Expenses. In 2008, research and development expenses increased 3.7% to $49.2 million from $47.4 million in 2007. This increase was primarily due to higher compensation and related employee costs of approximately $2.2 million and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling in 2007. The higher compensation and related employee costs primarily related to annual salary increases. The above increases were partially offset by a reduction in stock-based compensation expense of approximately $1.1 million in 2008.
     Sales and Marketing Expenses. In 2008, sales and marketing expenses increased 3.4% to $59.4 million from $57.4 million in 2007. This increase was primarily due to higher compensation and related employee costs of approximately $1.7 million, higher travel expense of approximately $448,000, and a non-recurring benefit of approximately $400,000 from a favorable property tax ruling that occurred in 2007. The higher compensation and related employee costs in 2008 compared to 2007 primarily related to additions to our sales and marketing team and annual salary increases, partially offset by lower commissions earned by sales personnel. The above net increase was partially offset by a reduction in stock-based compensation expense of approximately $1.0 million in 2008.
     General and Administrative Expenses. In 2008, general and administrative expenses increased 8.1% to $26.9 million from $24.9 million in 2007. During 2008, general and administrative expenses included $1.4 million in professional fees and other costs related to certain strategic initiatives. During 2007, general and administrative expenses included $1.2 million in professional fees, temporary assistance and other costs related to the completion during 2007 of the restatement of certain of our previously filed financial statements as more fully described in our 2006 Form 10-K. Excluding the above costs, general and administrative expenses for 2008 and 2007 were $25.5 million and $23.7 million, respectively. This increase of approximately $1.8 million in 2008 as compared to the same period in 2007 was primarily due to higher professional fees of $1.3 million principally related to litigation costs, higher rent and other facilities costs at our corporate headquarters of $861,000, and higher compensation and related employee costs of $403,000 due in part to annual salary increases. These increases were partially offset by lower recruiting fees of $428,000 and lower stock-based compensation of $300,000 in 2008.
     Amortization of Intangible Assets. In 2008, amortization of intangible assets decreased to $886,000 from $1.9 million in 2007. This decrease was primarily related to the completion of amortization periods for certain intangible assets during 2008 and the impairment charge recorded in 2007 attributable to certain intangible assets related to the acquisition of Communication Machinery Corporation in July 2005 and the acquisition of the mobile video test product line from Dilithium Networks in January 2006.
     Impairment of Purchased Technology and Intangible Assets. In 2007, we recognized impairment charges of $1.5 million attributable to purchased technology and $1.8 million attributable to certain intangible assets related to the wireless LAN testing tools acquired as part of Communication Machinery Corporation in July 2005 and the acquisition of the mobile video test product line from Dilithium Networks in January 2006. Under SFAS 144, we determined that the future expected undiscounted cash flows were less than the carrying value of the affected identifiable intangible assets, which indicated that an impairment existed. To measure the impairment, we used the discounted cash flow approach to reduce the carrying value of the affected assets to fair value, which resulted in the $3.3 million impairment of the above noted purchased technology and other identifiable intangible assets. See Note 6 to our Consolidated Financial Statements.
     Interest and Other Income, Net. Interest and other income, net decreased to $6.6 million in 2008 from $11.7 million in 2007. This decrease was primarily due to the lower effective yields during 2008 as compared to the same period in 2007.
     Other-than-temporary Impairment on Investments. In 2008, other-than-temporary impairments on investments totaled $20.2 million. There were no such impairments in 2007. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. During 2008, other-than-temporary impairments on investments included an impairment charge of $15.8 million (pre-tax) to earnings related to our illiquid auction rate securities (“ARS”) and an impairment charge of $4.4 million (pre-tax) to earnings related to our investments in bonds issued by Lehman Brothers Holdings, Inc. (“LBHI”). As of December 31, 2008, the estimated fair values of our ARS and LBHI bonds approximated $3.2 million and $446,000, respectively. See below under “Liquidity and Capital Resources” and Notes to Consolidated Financial Statements for additional information.
     Income Tax Expense. Income tax expense decreased to $21,000, or an effective rate of -0.1%, in 2008 from $2.1 million, or an effective rate of 23.2%, in 2007. The effective tax rate in 2008 differs from the effective tax rate in 2007 primarily due to a decrease in pre-tax book earnings.
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
     General and Administrative Expenses. In 2007, general and administrative expenses increased 4.7% to $24.9 million from $23.8 million in 2006. This increase was primarily due to higher compensation and related employee costs of approximately $1.4 million primarily due to the addition of personnel in our accounting and legal departments. During 2007 and 2006, general and administrative expenses included $1.2 million and $1.3 million, respectively, in professional fees, temporary assistance and other costs related to the completion during 2007 of the restatement of certain of our previously filed financial statements as more fully described in our 2006 Form 10-K.
     Amortization of Intangible Assets. In 2007, amortization of intangible assets increased to $1.9 million from $1.7 million in 2006. This increase was primarily the result of increases in intangible assets resulting from the acquisitions of certain technologies in 2006 and 2007.

     Impairment of Purchased Technology and Intangible Assets. In 2007, we recognized impairment charges of $1.5 million attributable to purchased technology and $1.8 million attributable to certain intangible assets related to the wireless LAN testing tools acquired as part of Communication Machinery Corporation in July 2005 and the acquisition of the mobile video test product line from Dilithium Networks in January 2006. Under SFAS 144, we determined that the future expected undiscounted cash flows were less than the carrying value of the affected identifiable intangible assets, which indicated that an impairment existed. To measure the impairment, we used the discounted cash flow approach to reduce the carrying value of the affected assets to fair value, which resulted in the $3.3 million impairment of the above noted purchased technology and other identifiable intangible assets. See Note 6 to our Consolidated Financial Statements.
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
Liquidity and Capital Resources
     We have funded our operations with our cash balances, cash generated from operations and proceeds from our initial public offering.

	Year Ended December 31,
	2008	2007	2006

Cash, cash equivalents and investments	206,298	248,500	221,701
Cash provided by operating activities	24,335	45,769	33,911
Cash provided by (used in) investing activities	19,082	78,491	(26,980)
Cash (used in) provided by financing activities	(39,518)	(12)	5,876
     As of December 31, 2008, we had cash and cash equivalents of $192.8 million compared to $188.9 million as of December 31, 2007. Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, decreased to $206.3 million as of December 31, 2008 from $248.5 million as of December 31, 2007 primarily due to the repurchase of $43.6 million of our common stock pursuant to our stock buyback programs.
     Net cash provided by operating activities was $24.3 million in 2008, $45.8 million in 2007 and $33.9 million in 2006. Net cash generated from operations in 2008, 2007 and 2006 was primarily provided by net (loss) income of $(15.9) million, $7.0 million and $13.5 million, respectively, adjusted for non-cash items and changes in working capital components.
     In 2008, 2007 and 2006, non-cash items included $17.2 million, $18.7 million and $16.5 million, respectively, for depreciation and amortization of fixed and intangible assets and non-cash stock-based compensation charges of $10.6 million, $13.0 million and $18.0 million, respectively. In 2008, non-cash items also included a $20.2 million other-than-temporary impairment charge, which consisted of a charge of $15.8 million related to our illiquid auction rate securities and a charge of $4.4 million related to our investments in bonds issued by LBHI. In 2007, non-cash items included a $3.3 million impairment charge related to previously acquired purchased technology and certain other intangible assets from Communication Machinery Corporation in July 2005 and from Dilithium Networks in January 2006. Changes in working capital in 2007 included an increase of $3.8 million whereas 2006 included a decrease of $4.7 million, related to changes in accounts receivable due in part to the timing of shipments to customers. Changes in working capital in 2006 included a decrease of $15.0 million in deferred revenues primarily due to reversals of implied PCS deferred revenue as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. Also in 2006, net deferred tax assets decreased by $5.7 million due in part to the increase in reversals of implied PCS deferred revenue in 2007 as compared to 2006.
     Cash provided by investing activities was $19.1 million in 2008 and $78.5 million in 2007, as compared to a cash outflow of $27.0 million in 2006. In 2008, cash provided by investing activities principally consisted of $30.2 million related to the net proceeds from marketable securities, partially offset by $8.5 million related to the purchase of property and equipment and $2.2 million related to payments made in connection with acquisitions of certain technologies. In 2007, cash provided by investing activities principally consisted of $92.8 million related to the net proceeds from marketable securities, partially offset by $10.9 million related to the purchase of property and equipment and $3.2 million related to payments made in connection with acquisitions of certain technologies. In 2006, cash used in investing activities principally consisted of $7.2 million related to the net purchases of marketable securities, $12.3 million for the purchase of property and equipment, $5.2 million related to the January 2006 purchase of certain product lines from Dilithium Networks and $2.1 million related to the June 2006 acquisition of certain technology from Bell Canada.
     Net cash (used in) provided by financing activities was $(39.5) million in 2008, $(12,000) in 2007 and $5.9 million in 2006. In 2008 and 2007, cash used in financing activities principally consisted of the repurchase of our common stock pursuant to our stock buyback programs of $43.6 million and $9.2 million, respectively, partially offset by proceeds related to the exercise of stock options, warrants and employee stock purchase plan options of $3.9 million and $8.9 million, respectively. In 2006, financing activities provided $5.9 million and consisted principally of proceeds related to the exercise of stock options and employee stock purchase plan options.
     The continuing adverse conditions in the financial markets have reduced our ability to liquidate our auction rate securities that we have classified as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $206.3 million as of December 31, 2008, $3.2 million ($19.0 million at par value, or cost) consists of illiquid auction rate securities. Given the disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. During the fourth quarter of 2008, the estimated fair values of our auction rate securities declined substantially due to, among other things, significant credit rating downgrades and the conversion of nearly 80% of our auction rate securities (at par value) from an auction rate debt security to auction market preferred stock (“AMPS”) of Ambac Assurance Corporation (“Ambac”). The AMPS is not registered, and provides holders with when and if declared dividends. In light of the above and impact of the deepening financial crisis on banks and financial institutions, we believe that our auction rate security investments are other-than-temporarily impaired as it is probable that we will not collect the original principal amounts and the monthly interest or dividend payments. Accordingly, during the fourth quarter of 2008, we recorded an unrealized other-than-temporary impairment charge of $15.8 million (pre-tax) to earnings related to our auction rate securities, which included the reclassification of the unrealized temporary loss of $4.7 million (pre-tax) recorded through other comprehensive income for the year ended December 31, 2007.
     The following table sets forth the fair value adjustments to our auction rate securities for the year ended December 31, 2008 (in thousands):

Investments in
Marketable
Securities
(Non-current)

Balance at December 31, 2007	$14,345
Unrealized loss recorded to other comprehensive income	(11,134)

Balance at December 31, 2008	$3,211

     We will continue to monitor the market for auction rate securities. The fair value of our investments in auction rate securities may be adversely impacted by, among other events: (i) a further deterioration in market conditions; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuer of the securities. Should such an event occur, we may need to record additional unrealized losses related to these securities.
     We continuously monitor our investment portfolio and actively manage our investments to preserve principal values whenever possible. However, we currently hold investments in corporate debt securities that could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. We currently hold bonds issued by LBHI with a face value of $5.0 million and maturity date in July 2010. In September 2008, LBHI filed for bankruptcy. As a result, the credit rating of our LBHI bonds was significantly downgraded and LBHI ceased making interest payments on the bonds. We believe that our investment in the LBHI bonds is other-than-temporarily impaired as it is probable that we will not collect the total interest and principal amounts due according to the contractual terms of the bonds. To estimate the fair value of our LBHI bonds, we used the average of three indications of value, consisting of the estimated fair value per our investment brokerage/custodial statement and two non-binding market quotes. As of December 31, 2008, the estimated fair value of our LBHI bonds was determined to be $446,000. For the year ended December 31, 2008, we recorded pre-tax other-than-temporary impairment charges of $4.4 million (i.e., the difference between our then carrying value and estimated fair value of our LBHI bonds) to earnings. It is possible that we could recognize future impairment charges on our LBHI bonds or other corporate debt securities we currently own if future events, new information or the passage of time cause us to determine that a decline in our carrying value is other-than-temporary.
     As of December 31, 2008, over 93% of our cash and investment balance of $206.3 million was invested in U.S. Treasury-based money market funds or held in our operating cash accounts. See Notes to Consolidated Financial Statements for additional information.
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
Financial Commitments
     Our significant financial commitments at December 31, 2008 are as follows (in thousands):

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Operating leases	$20,730	$5,666	$9,213	$5,410	$441
Purchase obligations	641	641	—	—	—

	$21,371	$6,307	$9,213	$5,410	$441

     Purchase obligations in the table above consist of purchase orders issued to certain of our contract manufacturers in the normal course of business to purchase specified quantities of certain interface cards and chassis. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders.
     As of December 31, 2008, we had a net liability for uncertain tax positions of approximately $3.6 million, which may be payable by us in the future. We are not able to reasonably estimate the timing of the payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the liability of $3.6 million is excluded from the table above. See Note 7 to our Consolidated Financial Statements.

Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008. Upon adoption, we are required to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our earnings per share amounts.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008. FSP 142-3 will have an impact on our accounting for business combinations completed after January 1, 2009.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We believe that the adoption of SFAS 160 will not have a significant impact on our consolidated financial position, results of operations or cash flows.
     On January 1, 2008, we adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and liabilities and did not have a material impact on our consolidated financial position, results of operations or cash flows. The provisions of SFAS 157 related to nonfinancial assets and liabilities will be effective for us on January 1, 2009 in accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) and will be applied prospectively. We do not expect that the adoption of the remaining aspects of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4 to our Consolidated Financial Statements for disclosures required by this new pronouncement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. We maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, government and federal agency securities, corporate debt securities, auction rate securities and money market funds. Our cash equivalents and investments consist of both fixed and variable rate securities. We do not use any derivatives or similar instruments to manage our interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. Currently, the carrying amount of our fixed rate securities approximates fair market value. Our fixed rate securities are currently classified as available-for-sale securities. While we do not intend to sell these fixed rate securities prior to maturity based on a sudden change in market interest rates, should we choose to sell these securities in the future, our consolidated operating results or cash flows may be adversely affected. A significant portion of our cash equivalents and investments portfolio consists of variable interest rate securities. Accordingly, we also have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall. The continuing adverse conditions in the credit markets has caused a macro shift in investments into highly liquid short-term investments such as U.S. Treasury bills. This has caused a significant decline in short-term interest rates, which we expect will reduce future interest income. As of December 31, 2008, the substantial majority of our cash and investment balance was invested in U.S. Treasury-based money market funds with yields of less than 100 basis points. In addition, further deterioration of the financial markets, among other factors, may require us to record additional impairments of our investments.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     As of December 31, 2008, our management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008 based on criteria in Internal Control — Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2009, which information will appear under the captions entitled “Proposal 1 — Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2008.
     The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2009, which information will appear under the captions “Proposal 1 — Election of Directors - Compensation of Directors,” “Executive Compensation and Other Information,” “Compensation Discussion and Analysis” and “Compensation Committee Report.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2009, which information will appear under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Executive Compensation and Other Information — Equity Compensation Plan Information.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2009, which information will appear under the caption entitled “Certain Relationships and Related Transactions,” and “Proposal 1 — Election of Directors.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2008.
Item 14. Principal Accounting Fees and Services
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 28, 2009, which information will appear under the caption “Proposal 4 — Ratification of Appointment of Independent Registered Public Accounting Firm.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2008.

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
     (3) Exhibits

3.1	Amended and Restated Articles of Incorporation, as amended(1)

3.2	Bylaws, as amended(2)

10.1*	Amended and Restated 1997 Equity Incentive Plan (3)

10.2*	Amended and Restated Non-Employee Director Stock Option Plan(4)

10.3*	Employee Stock Purchase Plan(5)

10.3.1*	Amendment No. 1, dated May 9, 2003, to Ixia Employee Stock Purchase Plan(6)

10.3.2*	Supplemental Provisions, effective April 14, 2006, to Ixia Employee Stock Purchase Plan(7)

10.4*	Officer Severance Plan(8), together with Amendment to the Officer Severance Plan(9)

10.5*	Ixia Officer Severance Plan (as Amended and Restated effective January 1, 2009)(10)

10.6*	Form of Indemnity Agreement between Ixia and its directors and executive officers(11)

10.7	Office Lease Agreement dated September 14, 2007 between MS LPC Malibu Property Holdings, LLC and Ixia(12)

10.8	License, Distribution and Option Agreement, dated July 7, 2003, between NetIQ Corporation and Ixia(13)

10.9	First Amendment to License, Distribution and Option Agreement dated as of January 6, 2005 between the Registrant and NetIQ Corporation(14)

10.10	Second Amendment to License, Distribution and Option Agreement dated as of June 16, 2005 between the Registrant and NetIQ Corporation(15)(16)

10.11*	Summary of 2007 Compensation for the Registrant’s Named Executive Officers(17)

10.12*	Compensation of Named Executive Officers and Chief Executive Officer for 2008

10.13*	Summary of Compensation for the Registrant’s Non-Employee Directors(18)

10.14*	2007 Executive Officer Bonus Plan(19)

10.15*	Ixia 2008 Executive Officer Bonus Plan(20)

10.16*	Employment Offer Letter Agreement dated as of August 8, 2007 between the Company and Atul Bhatnagar(21)

10.17*	Ixia 2008 Equity Incentive Plan, including Amendment No. 1 dated May 28, 2008(22)

14.1	Code of Ethics for Chief Executive and Senior Financial Officers(23)

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit No. 3.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(2)	Incorporated by reference to Exhibit No. 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on November 16, 2007.

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(5)	Incorporated by reference to Exhibit No. 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(6)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-107818) filed with the Commission on August 8, 2003.

(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on April 20, 2006.

(8)	Incorporated by reference to Exhibit No. 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(9)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on January 7, 2009.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on January 7, 2009.

(11)	Incorporated by reference to Exhibit No. 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on September 25, 2007.

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on August 19, 2003.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(15)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(16)	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.

(17)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2007.

(18)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2006.

(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on July 26, 2007.

(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on April 17, 2008.

(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on September 4, 2007.

(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on June 3, 2008.

(23)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2003.
(b)	Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules

See the Schedule under Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2009	IXIA
/s/ Atul Bhatnagar
Atul Bhatnagar
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Atul Bhatnagar	President, Chief Executive Officer and Director	March 6, 2009
Atul Bhatnagar	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	March 6, 2009
Thomas B. Miller	(Principal Financial and Accounting Officer)

/s/ Errol Ginsberg	Chief Innovation Officer and Chairman of the Board	March 6, 2009
Errol Ginsberg

/s/ Jon F. Rager	Director	March 6, 2009
Jon F. Rager

/s/ Gail Hamilton	Director	March 6, 2009
Gail Hamilton

/s/ Jonathan Fram	Director	March 6, 2009
Jonathan Fram

/s/ Laurent Asscher	Director	March 6, 2009
Laurent Asscher

IXIA

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Ixia:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 5, 2009

IXIA
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$192,791	$188,892
Short-term investments in marketable securities	9,850	4,999
Accounts receivable, net	34,001	32,405
Inventories	14,966	12,731
Deferred income taxes	4,855	5,613
Prepaid expenses and other current assets	4,981	3,385

Total current assets	261,444	248,025

Investments in marketable securities	3,657	54,609
Property and equipment, net	18,506	21,433
Deferred income taxes	14,945	13,543
Intangible assets, net	10,592	14,147
Goodwill	16,728	16,728
Other assets	2,554	955

Total assets	$328,426	$369,440

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,729	$2,474
Accrued expenses	18,823	19,440
Deferred revenues	19,558	18,748
Income taxes payable	452	1,304

Total current liabilities	43,562	41,966

Deferred revenues	6,109	7,167
Other liabilities	5,559	3,807

Total liabilities	55,230	52,940

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2008 and 2007; 63,391 and 68,171 shares issued and outstanding as of December 31, 2008 and 2007, respectively	92,386	132,092
Additional paid-in capital	107,882	98,157
Retained earnings	73,182	89,077
Accumulated other comprehensive loss	(254)	(2,826)

Total shareholders’ equity	273,196	316,500

Total liabilities and shareholders’ equity	$328,426	$369,440

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Products	$146,802	$148,226	$155,388
Services	29,065	25,895	24,744

Total revenues	175,867	174,121	180,132

Costs and operating expenses: (1)
Cost of revenues — products	32,411	32,724	29,437
Cost of revenues — amortization of purchased technology	4,778	5,196	4,705
Cost of revenues — services	4,475	3,870	2,681
Research and development	49,184	47,407	43,450
Sales and marketing	59,390	57,420	59,020
General and administrative	26,948	24,927	23,800
Amortization of intangible assets	886	1,912	1,745
Impairment of purchased technology and intangible assets	—	3,263	—

Total costs and operating expenses	178,072	176,719	164,838

(Loss) income from operations	(2,205)	(2,598)	15,294
Interest and other income, net	6,574	11,723	9,409
Other-than-temporary impairment on investments	(20,243)	—	—

(Loss) income before income taxes	(15,874)	9,125	24,703
Income tax expense	21	2,119	11,222

Net (loss) income	$(15,895)	$7,006	$13,481

(Loss) earnings per share:
Basic	$(0.24)	$0.10	$0.20
Diluted	$(0.24)	$0.10	$0.20

Weighted average number of common and common equivalent shares outstanding:
Basic	65,087	67,936	67,005
Diluted	65,087	69,386	68,792

(1) Stock-based compensation included in:
Cost of revenues — products	$513	$519	$590
Cost of revenues — services	195	197	224
Research and development	4,166	5,243	6,481
Sales and marketing	3,411	4,416	7,838
General and administrative	2,360	2,659	2,890
The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total
Balance as of December 31, 2005	66,580	$126,792	$68,098	$68,590	$—	$263,480
Net income				13,481		13,481
Shares issued pursuant to stock incentive plans and exercise of employee stock purchase plan options	771	5,621				5,621
Stock-based compensation			18,023			18,023
Stock award tax benefit			184			184

Balance as of December 31, 2006	67,351	132,413	86,305	82,071	—	300,789

Net income				7,006		7,006
Change in unrealized gains and losses on investments, net of tax					(2,844)	(2,844)
Cumulative translation adjustment					18	18

Comprehensive income						4,180
Shares issued pursuant to stock incentive plans and exercise of employee stock purchase plan options	1,739	8,870				8,870
Repurchase of shares pursuant to stock buyback program	(919)	(9,191)				(9,191)
Stock-based compensation			13,034			13,034
Stock award tax shortfall			(1,182)			(1,182)

Balance as of December 31, 2007	68,171	132,092	98,157	89,077	(2,826)	316,500

Net loss				(15,895)		(15,895)
Change in unrealized gains and losses on investments, net of tax					(1,680)	(1,680)
Reclassification adjustment for investment losses recognized in net loss, net of tax					4,191	4,191
Cumulative translation adjustment					61	61

Comprehensive loss						(13,323)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	1,029	3,897				3,897
Repurchase of shares pursuant to stock buyback programs	(5,809)	(43,603)				(43,603)
Stock-based compensation			10,645			10,645
Stock award tax shortfall			(920)			(920)

Balance as of December 31, 2008	63,391	$92,386	$107,882	$73,182	$(254)	$273,196

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(15,895)	$7,006	$13,481
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effect of acquisitions:
Depreciation	11,527	11,560	10,038
Amortization of purchased technology and intangible assets	5,664	7,108	6,450
Impairment on investments	20,243	—	—
Impairment of purchased technology and intangible assets	—	3,263	—
Stock-based compensation	10,645	13,034	18,023
Deferred income taxes	(2,455)	(1,478)	5,739
Tax (shortfall) benefit from stock award transactions	(920)	(1,182)	184
Excess tax benefits from stock-based compensation	(188)	(309)	(255)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,596)	3,816	(4,656)
Inventories	(2,235)	(1,127)	(1,758)
Prepaid expenses and other current assets	(1,596)	797	(663)
Other assets	(1,599)	(468)	(172)
Accounts payable	2,255	279	(677)
Accrued expenses	(167)	2,146	2,168
Deferred revenues	(248)	1,367	(15,014)
Income taxes payable and other liabilities	900	(43)	1,023

Net cash provided by operating activities	24,335	45,769	33,911

Cash flows from investing activities:
Purchases of property and equipment	(8,540)	(10,931)	(12,332)
Purchases of available-for-sale securities	—	(54,150)	(153,400)
Proceeds from available-for-sale securities	2,001	161,850	114,225
Purchases of held-to-maturity securities	(8,924)	(45,469)	(7,978)
Proceeds from held-to-maturity securities	37,104	30,564	39,944
Purchases of other intangible assets	(314)	(175)	(165)
Payments in connection with acquisitions	(2,245)	(3,198)	(7,274)

Net cash provided by (used in) investing activities	19,082	78,491	(26,980)

Cash flows from financing activities:
Proceeds from exercise of stock options, warrants and employee stock purchase plan options	3,897	8,870	5,621
Repurchase of common stock	(43,603)	(9,191)	—
Excess tax benefits from stock-based compensation	188	309	255

Net cash (used in) provided by financing activities	(39,518)	(12)	5,876

Net increase in cash and cash equivalents	3,899	124,248	12,807
Cash and cash equivalents at beginning of year	188,892	64,644	51,837

Cash and cash equivalents at end of year	$192,791	$188,892	$64,644

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$5,443	$4,724	$4,291

The accompanying notes are an integral part of these consolidated financial statements

IXIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
     Business
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of test systems for IP-based infrastructure and services. Our hardware and software allow our customers to test and measure the performance, functionality, service quality and conformance of Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second that carry data traffic over optical fiber or electrical cable. We also offer applications that test and verify traditional Time-Division Multiplexing (TDM) voice-based networks and voice over IP technology, devices and systems. These applications also assess interoperability, assist in troubleshooting, allow service optimization and perform call traffic monitoring of video telephony. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
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
     We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen. These contracts are used to reduce the risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes. To date, net gains and losses on the above transactions have not been significant. As of December 31, 2008, we did not have any significant foreign currency forward contracts outstanding.

     Investments in Marketable Securities
     We determine the appropriate classification of investments in marketable securities at the time of purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and reevaluate such determination at each balance sheet date. Held-to-maturity securities are carried at amortized cost, which typically approximates fair value. Accretion and amortization of purchase discounts and premiums are included in interest and other income, net. Available-for-sale securities are stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income or loss, net of tax. The specific identification method is used to compute realized gains and losses on our marketable securities. Gross realized gains and gross realized losses on our marketable securities were not significant for the years ended December 31, 2008, 2007 and 2006.
     As of December 31, 2008, our available-for-sale securities consisted of corporate debt securities and auction rate securities. As of December 31, 2007, our available-for-sale securities consisted of auction rate securities. We held no held-to-maturity securities as of December 31, 2008, and as of December 31, 2007, our held-to-maturity securities consisted of federal agencies and corporate debt securities. In light of the worsening economic climate and volatility in the financial markets, during the fourth quarter of 2008, we transferred our remaining investments in corporate debt securities issued by banks and financial institutions from held-to-maturity securities to available-for-sale securities. As a result of this transfer, we recorded a gross unrealized loss of $332,000 through other comprehensive income during the fourth quarter of 2008.
     We periodically review our marketable securities for impairment. If we conclude that any of our investments are impaired, we determine whether such impairment is “other-than-temporary” as defined under the FASB Staff Position 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”). Factors we consider to make such a determination include, among others, the severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent and ability to hold an investment until a recovery occurs. If any impairment is considered “other-than-temporary,” we write down the asset to its fair value and take a corresponding charge to earnings. During 2007, we recorded an unrealized temporary loss of $4.7 million (pre-tax) related to our auction rate securities through other comprehensive income. During the fourth quarter of 2008, we recorded an unrealized other-than-temporary impairment charge of $15.8 million (pre-tax) to earnings related to our auction rate securities, which included the reclassification of the unrealized temporary loss of $4.7 million (pre-tax) recorded through other comprehensive income for the year ended December 31, 2007. In addition, during 2008, we recorded an other-than-temporary impairment charge of $4.4 million to earnings related to our investments in bonds issued by Lehman Brothers Holdings, Inc. (“LBHI”). See Note 4 for additional information.
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

     Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation. Depreciation of our computer software and equipment is computed using the straight-line method based upon the estimated useful lives of the applicable assets, ranging from two to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. Useful lives are evaluated regularly by management in order to determine recoverability in light of current technological conditions. Property and equipment also includes the cost of our products used for research and development and sales and marketing activities, including product demonstrations for potential customers. Repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the statements of income.
     Goodwill and Purchased Intangible Assets
     We apply SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) to purchased intangible assets, which are carried at cost less accumulated amortization. Cost or purchase price is determined based on amounts paid to the seller (both in cash and the value of our stock), liabilities assumed and transaction costs. The value of intangible assets is determined using valuation techniques such as the discounted cash flow method. In the case of a purchase of a business, the purchase price is allocated to the various identifiable assets, including intangibles, based on their respective fair values, with any remaining amount being assigned to goodwill. In the case of an asset purchase, any excess purchase price is allocated ratably based on the respective fair values of the assets. Amortization of purchased technology is computed using the greater of (a) the ratio of current revenues to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life. Amortization of other intangible assets is computed using the straight-line method over the economic lives of the respective assets. The economic useful lives are determined based on comparison of similar technologies in the industry, historical experience and management expectations. Goodwill is carried at cost and is tested for impairment annually or whenever events or circumstances occur indicating that goodwill might be impaired in accordance with SFAS 142. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds the implied fair value of goodwill. Other intangible assets are tested for impairment as circumstances arise in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recorded to the extent that the carrying value of an intangible asset exceeds its fair value. During the year ended December 31, 2007, we recorded an impairment loss related to previously acquired purchased technology and certain other intangible assets (see Note 6 for additional information). No such impairment was recorded during the year ended December 31, 2008.
     Litigation
     We are currently involved in certain legal proceedings. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. See Note 8 for additional information.
     Product Warranty
     We generally provide a 12-month initial standard warranty on our hardware products after product shipment and accrue for estimated future warranty costs at the time product revenue is recognized. All product warranty expenses are reflected within cost of sales in the accompanying consolidated statements of income. Accrued product warranty costs are included as a component of accrued expenses in the accompanying consolidated balance sheets.

     Activity in the product warranty liability account for the years presented is as follows (in thousands):

	December 31,	December 31,	December 31,
	2008	2007	2006
Balance at beginning of year	$577	$344	$230
Current year provision	619	596	230
Expenditures	(263)	(363)	(116)

Balance at end of year	$933	$577	$344

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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the years ended December 31, 2008, 2007 and 2006, services revenues related to our implied PCS obligations approximated $4.2 million, $3.4 million and $8.4 million, respectively. For the years ended December 31, 2008, 2007 and 2006, $0, $0 and $25.9 million, respectively, of deferred revenue relating to implied PCS was reversed and recognized as product revenues as a result of the license management of certain products and our determination not to provide PCS after the expiration of the contractual PCS period. Future reversals of implied PCS deferred revenue are not expected to be significant over the near term as a result of the future license management of additional products and our determination not to provide PCS to certain customers after the expiration of the contractual PCS period.
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
     Cost of Revenues
     Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing, operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality control, logistics, shipping and some final assembly and testing at our facility in Calabasas, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues also includes the amortization of purchased technology in connection with our acquisitions of certain product lines and technologies.
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

     Advertising
     Advertising costs are expensed as incurred. Advertising costs were $1.0 million, $912,000 and $822,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
     SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of share-based awards, which meets the requirement of SFAS 123R. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are estimated based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We will evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Consistent with our past practice, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach.
     Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously recognized, if any, are reported as a financing cash inflow. Stock-based compensation expense recognized under SFAS 123R for the years ended December 31, 2008, 2007, and 2006 were $10.6 million, $13.0 million and $18.0 million, respectively. The balance of gross unearned stock-based compensation to be expensed in the periods 2009 through 2012 related to unvested share-based awards as of December 31, 2008 was approximately $18.5 million.
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
     Effective January 1, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, we recognize, in our consolidated financial statements, the impact of tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions.
     Earnings Per Share
     Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options.

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
     Segments
     We have adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We have determined that we did not have any separately reportable business segments as of, and for the years ended, December 31, 2008, 2007 and 2006.
     Reclassifications and Presentation
     Certain prior year amounts have been reclassified to conform to the current year presentation.
     Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008. Upon adoption, we are required to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. We are currently evaluating the impact, if any, that the adoption of this FSP will have on our earnings per share amounts.
     In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles (“GAAP”). This FSP is effective for financial statements issued for interim periods and fiscal years beginning after December 15, 2008. FSP 142-3 will have an impact on our accounting for business combinations completed after January 1, 2009.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We believe that the adoption of SFAS 160 will not have a significant impact on our consolidated financial position, results of operations or cash flows.
     On January 1, 2008, we adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and liabilities and did not have a material impact on our consolidated financial position, results of operations or cash flows. The provisions of SFAS 157 related to nonfinancial assets and liabilities will be effective for us on January 1, 2009 in accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) and will be applied prospectively. We do not expect that the adoption of the remaining aspects of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4 for disclosures required by this new pronouncement.
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
     The continuing adverse conditions in the financial and credit markets have reduced our ability to liquidate our auction rate securities that we have classified as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $206.3 million as of December 31, 2008, $3.2 million ($19.0 million at par value, or cost) consists of these illiquid auction rate securities. See Note 4 for additional information.

     Significant Customer
     For the years ended December 31, 2008, 2007 and 2006, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Year Ended December 31,
	2008	2007	2006
Amount of total revenues	$36,857	$41,655	$46,280
As a percentage of total revenues	21.0%	23.9%	25.7%
     As of December 31, 2008 and 2007, we had receivable balances from the customer approximating 13.9% and 12.6%, respectively, of total accounts receivable.
     International Data
     For the years ended December 31, 2008, 2007 and 2006, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Year Ended December 31,
	2008	2007	2006
Amount of total revenues	$63,045	$60,946	$57,275
As a percentage of total revenues	35.8%	35.0%	31.8%
     Long-lived assets are primarily located in the United States. As of December 31, 2008, approximately $8.0 million, or 15.4% of our total long-lived assets, were located at international locations. As of December 31, 2007, approximately $8.5 million, or 9.1% of our total long-lived assets, were located at international locations. Long-lived assets located at international locations consisted primarily of fixed assets.
     Sources of Supply
     We outsource the manufacture, assembly and testing of printed circuit board assemblies, certain interface cards and certain chassis to a limited number of third party contract manufacturers and assembly companies. We cannot be certain that we will be able to effectively manage or retain our contract manufacturers, or that these contract manufacturers will continue to operate as going concerns or to meet our future requirements for timely delivery of products of sufficient quality and quantity. We and our contract manufacturers currently buy a number of key components of our products from a limited number of suppliers, which are manufactured by a limited number of companies. Although we believe that other contract manufacturers and suppliers could provide similar services and components on comparable terms, a change in one of our key contract manufacturers or suppliers could cause a delay in manufacturing, additional cost inefficiencies and a possible loss of sales, which could adversely affect our consolidated operating results.
     In January 2009, we entered into an agreement with Plexus Services Corp (“Plexus”), a major electronic manufacturing services company, to improve our manufacturing process and supply chain management. The term of the agreement is for five years and under the agreement, Plexus will manufacture and manage our supply chain for many of our chassis and interface cards. A significant portion of our manufactured products should be fully transitioned to Plexus by the end of 2009.

3. Selected Balance Sheet Data
     Accounts Receivable, Net
     Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007
Trade accounts receivable	$34,765	$33,019
Allowance for doubtful accounts	(764)	(614)

	$34,001	$32,405

     Activity in the allowance for doubtful accounts during the years presented is as follows (in thousands):

	December 31,	December 31,	December 31,
	2008	2007	2006
Balance at beginning of year	$614	$1,174	$854
Charged to cost and expenses	300	300	335
Reversal of cost and expenses	—	(60)	—
Deductions	(150)	(800)	(15)

Balance at end of year	$764	$614	$1,174

     Investments in Marketable Securities
     Investments in marketable securities as of December 31, 2008 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale — short-term:
Corporate debt securities	$10,182	$9,850

Available-for-sale — long-term:
Auction rate securities	3,211	3,211
Corporate debt securities	446	446

	3,657	3,657

	$13,839	$13,507

     During the latter half of 2007, certain of our auction rate securities failed to auction due to sell orders exceeding buy orders. Of our total cash and investments balance of $206.3 million as of December 31, 2008, $3.2 million ($19.0 million at par value, or cost) consists of illiquid auction rate securities. During the fourth quarter of 2008, Ambac Assurance Corporation (“Ambac”) exercised a put option that effectively converted our auction rate debt securities with a par value of $15.0 million to Ambac auction market preferred stock (“AMPS”). The AMPS is not registered; and provides holders with when, and if declared, noncumulative dividends and a liquidation preference in the event of a liquidation or dissolution of Ambac provided there are available funds to be distributed after creditor obligations have been met. The AMPS do not have a conversion feature, mandatory redemption option or maturity date. The remaining balance of our auction rate securities with a par value of $4.0 million was issued by a trust created by a bank (the “Trust”) and matures in December 2017. The Trust is collateralized by a bank deposit note and includes a pool of credit default swaps that were sold by the Trust, which exposes the collateral to claims in the event of default of any of the related underlying bonds. In addition, during the fourth quarter of 2008, the credit ratings of our auction rate securities issued by Ambac and the Trust were significantly downgraded to as low as Ba1 (Moody’s Investor Service) and BBB (Standard & Poor’s), respectively. In light of the above and impact of the deepening financial crisis on banks and financial institutions, we believe that our auction rate security investments are other-than-temporarily impaired as it is probable that we will not collect the original principal amounts and the monthly interest or dividend payments. Accordingly, during the fourth quarter of 2008, we recorded an unrealized other-than-temporary impairment charge of $15.8 million (pre-tax) to earnings related to our auction rate securities, which included the reclassification of the unrealized temporary loss of $4.7 million (pre-tax) recorded through other comprehensive income for the year ended December 31, 2007.
     In addition to our auction rate securities, we hold investments in corporate debt securities that could be subject to default by the issuer or could suffer declines in fair value that become other-than-temporary. We currently hold bonds issued by Lehman Brothers Holdings, Inc. (“LBHI”) with a face value of $5.0 million and maturity date in July 2010. In September 2008, LBHI filed for bankruptcy. As a result, the credit rating of our LBHI bonds was significantly downgraded and LBHI ceased making interest payments on the bonds. We believe that our investment in the LBHI bonds is other-than-temporarily impaired as it is probable that we will not collect the total interest and principal amounts due according to the contractual terms of the bonds. As of December 31, 2008, the estimated fair value of our LBHI bonds was determined to be $446,000. For the year ended December 31, 2008, we recorded pre-tax other-than-temporary impairment charges of $4.4 million (i.e., the difference between our then carrying value and estimated fair value of our LBHI bonds) to earnings.
     It is possible that we could recognize future impairment charges on our auction rate securities, LBHI bonds or other corporate debt securities we currently own if future events, new information or the passage of time cause us to determine that a decline in our carrying value is other-than-temporary. We will continue to review and analyze these securities each reporting period.
     In light of the worsening economic climate and volatility in the financial markets, during the fourth quarter of 2008, we transferred our remaining investments in corporate debt securities issued by banks and financial institutions from held-to-maturity securities to available-for-sale securities, and currently intend to dispose of these securities by December 31, 2009. As a result of this transfer, we recorded a gross unrealized loss of $332,000 through other comprehensive income during the fourth quarter of 2008. All of our corporate debt securities contractually mature in 2010.
     Investments in marketable securities as of December 31, 2007 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale — short-term:
Auction rate securities	$2,001	$2,001
Held-to-maturity — maturities of less than one year:
Government agency debt securities	2,998	2,984

	4,999	4,985

Available-for-sale — long-term:
Auction rate securities	14,345	14,345
Held-to-maturity — maturities of one to five years:
Government agency debt securities	25,058	25,220
Corporate debt securities	15,206	15,234

	54,609	54,799

	$59,608	$59,784

     Inventories
     Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007
Raw materials	$1,987	$2,276
Work in process	4,932	6,680
Finished goods	8,047	3,775

	$14,966	$12,731

     Property and Equipment, Net
     Property and equipment, net consisted of the following (dollars in thousands):

		December 31,	December 31,
	Useful Life	2008	2007
	(in years)
Computer equipment	3	$8,580	$7,701
Computer software	3-5	8,601	7,652
Demonstration equipment	2	12,592	13,196
Development equipment	5	15,466	13,404
Furniture and other equipment	5	15,216	14,271
Leasehold improvements	5-10	4,255	3,556

		64,710	59,780
Accumulated depreciation		(46,204)	(38,347)

		$18,506	$21,433

     Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007
Accrued vacation	$3,797	$2,981
Accrued payroll	2,682	4,216
Accrued bonuses	2,509	2,319
Due to third parties for technology and certain assets	1,796	2,377
Accrued commissions	1,524	1,566
Accrued legal and professional fees	1,251	1,033
Accrued warranty	933	577
Employee stock purchase plan payroll deductions	687	545
Accrued travel	479	642
Sales tax payable	444	221
Accrued property taxes	367	339
Other	2,354	2,624

	$18,823	$19,440

4. Fair Value Measurements
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
     Financial assets carried at fair value as of December 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

		Quoted Prices in
	Fair Value	Active Markets	Significant Other	Significant
	December 31,	for Identical	Observable	Unobservable
	2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash equivalents:
U.S. Treasury-based money market funds	$185,858	$185,858	$—	$—
Short-term investments:
Corporate debt securities(1)	9,850	—	9,850	—
Long-term investments:
Corporate debt securities(1)	446	—	446	—
Auction rate securities (2)	3,211	—	—	3,211

Total financial assets	$199,365	$185,858	$10,296	$3,211

(1)	To estimate the fair value of our corporate debt securities, we use the average of three indications of value, consisting of the estimated fair value per our investment brokerage/custodial statement and two non-binding market quotes.

(2)	Given the disruption in the auction process described in Note 3, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

     The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

Investments in
Marketable
Securities
(Non-current)
Balance at December 31, 2007	$14,345
Realized loss included in earnings	(11,134)

Balance at December 31, 2008	$3,211

Additional loss included in earnings due to reclassification from other comprehensive income for securities still held at December 31, 2008	$(4,655)

     During the fourth quarter of 2008, we recorded an unrealized other-than-temporary impairment charge of $15.8 million (pre-tax) to earnings related to our auction rate securities (Level 3), which included the reclassification of the unrealized temporary loss of $4.7 million (pre-tax) recorded through other comprehensive income for the year ended December 31, 2007. The fair value of our investments in auction rate securities may be adversely impacted by, among other events: (i) a further deterioration in market conditions; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuer of the securities. Should such an event occur, we may need to record additional unrealized losses related to these securities. For the year ended December 31, 2008, we also recorded pre-tax other-than-temporary impairment charges of $4.4 million (i.e., the difference between our then carrying value and estimated fair value of our LBHI bonds) to earnings. It is possible that we could recognize future impairment charges on our LBHI bonds or other corporate debt securities we currently own if future events, new information or the passage of time cause us to determine that a decline in our carrying value is other-than-temporary. See Note 3 for additional information.
5. Acquisitions
     In February 2007, we acquired the rights to certain wireless technology from a privately-held company for an estimated purchase price of $2.4 million. As of December 31, 2008, we have paid approximately $590,000 related to this acquisition and expect to pay the balance over the next 12 months. We accounted for this acquisition under the purchase method of accounting and allocated the purchase price to the net tangible and amortizable intangible assets acquired based on their estimated fair values. The acquired assets did not constitute a business and as such, no goodwill was recorded on the asset purchase.
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
     In the second quarter of 2007, we recognized an impairment charge of $1.8 million consisting of $700,000 of purchased technology and $1.1 million of certain other intangible assets related to the Test Business. See Note 6 for additional information.
Acquisition of Certain Assets from Bell Canada
     In June 2006, we completed the acquisition of certain technology from Bell Canada (“Test Tools”). Included with the acquired Test Tools are certain intellectual property rights and pending patents, and we also entered into a services agreement with Bell Canada for the use of certain Bell Canada employees to assist us with market development activities related to the Test Tools. The purchase price for the Test Tools asset acquisition was $3.6 million, of which the remaining $500,000 was paid in 2008. We accounted for the Test Tools acquisition under the purchase method of accounting and allocated the purchase price to the net tangible and intangible assets acquired based on their estimated fair values.
6. Goodwill and Other Intangible Assets
     The following table presents 2008 details of our total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net
Goodwill	$16,728	$—	$16,728

Other intangible assets:
Technology	$35,633	$(26,341)	$9,292
Non-compete	937	(937)	—
Trademark	676	(526)	150
Workforce	395	(395)	—
Customer relationships	1,511	(1,511)	—
Other	3,072	(1,922)	1,150

	$42,224	$(31,632)	$10,592

     The following table presents 2007 details of our total purchased intangible assets (in thousands):

		Accumulated
	Gross	Amortization	Net
Goodwill	$16,728	$—	$16,728

Other intangible assets:
Technology	$34,094	$(21,021)	$13,073
Non-compete	937	(929)	8
Trademark	676	(426)	250
Workforce	395	(395)	—
Customer relationships	1,511	(1,498)	13
Other	2,502	(1,699)	803

	$40,115	$(25,968)	$14,147

     In 2007, we recognized an impairment charge of $1.5 million consisting of $746,000 of purchased technology and $765,000 of certain other intangible assets related to the wireless LAN testing tools acquired as part of

Communication Machinery Corporation in July 2005. Also, in 2007, we recognized an impairment charge of $1.8 million consisting of $700,000 of purchased technology and $1.1 million of certain other intangible assets related to the acquisition of the mobile video test product line from Dilithium Networks in January 2006 (see Note 5). The impairment charges resulted from lower than expected current and projected operating profits for the applicable products and our decision to curtail sales and development efforts related to these products. Under SFAS 144, we determined that the future expected undiscounted cash flows were less than the carrying value of the affected identifiable intangible assets, which indicated that an impairment existed. To measure the impairment, we used the discounted cash flow approach to reduce the carrying value of the affected assets to fair value, which resulted in the $3.3 million impairment of the above noted purchased technology and other identifiable intangible assets.
     The estimated future amortization expense of purchased intangible assets as of December 31, 2008 is as follows (in thousands):

2009	$5,185
2010	3,473
2011	1,090
2012	450
2013	194
Thereafter	200

$10,592

7. Income Taxes
     The components of (loss) income before income taxes were (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S.	$(19,992)	$5,761	$24,673
Foreign	4,118	3,364	30

	$(15,874)	$9,125	$24,703

     Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$856	$3,123	$4,672
State	594	(268)	503
Foreign	1,025	741	309

Deferred:
Federal	(1,171)	(543)	4,785
State	(1,418)	(1,483)	1,212
Foreign	135	549	(259)

Income tax expense	$21	$2,119	$11,222

     The net effective income tax rate differed from the federal statutory income tax rate as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal statutory expense	$(5,556)	$3,194	$8,646
State taxes, net of federal benefit	(536)	(1,138)	1,242
Research and development credits	(813)	(625)	(969)
Stock-based compensation	543	809	2,644
Domestic production activities deduction	(138)	(276)	(249)
Foreign tax rate differential	(282)	113	41
Other	(282)	42	(133)
Valuation allowance	7,085	—	—

Income tax expense	$21	$2,119	$11,222

Net effective income tax rate	(0.1)%	23.2%	45.4%
     The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$297	$239
Research and development credit carryforward	5,380	4,999
Deferred revenue	4,168	4,500
Stock-based compensation	6,385	5,074
Inventory adjustments	1,876	1,790
Net operating loss carryforward	445	509
Unrealized loss on investments	8,004	1,811
Accrued liabilities and other	2,713	1,873

	29,268	20,795
Valuation allowance	(8,072)	—

	21,196	20,795

Deferred tax liabilities:
Depreciation and amortization	(1,396)	(1,639)

Net deferred tax assets	$19,800	$19,156

     In assessing the realizability of deferred income tax assets, SFAS No. 109, Accounting for Income Taxes, establishes a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.
     During 2008, we recorded an $8.1 million valuation allowance to fully offset the deferred tax asset, which primarily related to the unrealized loss recorded as a result of the impairment of certain marketable securities (see also Note 3).

     As of December 31, 2008, we have gross state research and development credit carryforwards of approximately $8.3 million. The state carryovers have an indefinite carryover period.
     At December 31, 2008, we have net operating loss (“NOLs”) carryforwards of approximately $1.1 million and $1.8 million for federal and state purposes, respectively. The federal NOLs expire at various dates through 2024, and the state NOLs expire at various dates through 2014. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The annual limitation under Section 382 of the Internal Revenue Code is approximately $183,000.
     Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $6.0 million at December 31, 2008. Deferred income taxes on these earnings have not been provided as these accounts are considered to be permanent in duration.
     At December 31, 2008, we had gross unrecognized tax benefits of approximately $4.3 million. Of this total, approximately $3.6 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized. We classify liabilities for unrecognized tax benefits for which we do not anticipate payment or receipt of cash within one year in noncurrent other liabilities.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. During 2008, we recognized approximately $25,000 (net of tax benefit) of interest within our statement of income. We had accrued interest of approximately $34,000 (net of tax benefit) at December 31, 2008.
     We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. With few minor exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in material jurisdictions for the tax years ended prior to 2004.
     A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits — December 31, 2007	$4,367
Gross increases — Tax positions taken in prior period	18
Gross decreases — Tax positions taken in prior period	(13)
Gross increases — Tax positions taken in current period	617
Lapse of statute of limitations	(669)

Unrecognized Tax Benefits — December 31, 2008	$4,320

     At December 31, 2008, we expect no material reductions in our recorded liability for unrecognized tax benefits to occur over the next 12 months.
8. Commitments and Contingencies
     We lease our facilities under noncancelable operating leases for varying periods through February 2016, excluding options to renew. The following are the future minimum commitments under these leases (in thousands):

Year Ending
December 31,
2009	$5,666
2010	5,106
2011	4,107
2012	3,724
2013	1,686
Thereafter	441

$20,730

     Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $6.1 million, $5.2 million and $4.3 million, respectively.
     Litigation
     Ixia v. Charles Bettinelli and IneoQuest Technologies, Inc. In October 2005, Ixia filed a complaint against its former employee, Charles Bettinelli, and his then-employer, IneoQuest Technologies, Inc. (“IneoQuest”). The case is pending in Los Angeles County Superior Court. Ixia’s complaint alleges breach of contract, misappropriation of trade secrets, intentional interference with contract and prospective business advantage, unfair competition, fraud, and violation of California Penal Code Section 502 (computer data access and fraud act). IneoQuest filed a motion for summary judgment in June 2008. In October 2008, IneoQuest’s motion for summary judgment was denied in its entirety, and the matter is currently set for trial in June 2009. Ixia is seeking monetary damages in excess of $10 million in addition to equitable relief.
     In a related proceeding based on the same facts, Mr. Bettinelli was criminally charged with felony violation of Penal Code Section 502; he pleaded no contest to the felony charge in September 2008, which was reduced to a misdemeanor at sentencing upon his payment of $75,000 to Ixia as restitution.
     IneoQuest Technologies, Inc. vs. Ixia. In November 2008, IneoQuest filed a complaint against Ixia in the United States District Court for the Central District of California. The complaint alleges that Ixia makes and sells products that infringe a patent owned by IneoQuest, and that Ixia misappropriated IneoQuest’s trade secrets, in addition to numerous other related claims. The patent at issue allegedly relates to a system and method for analyzing the performance of multiple transportation streams of streaming media in packet-based networks. IneoQuest seeks a permanent injunction enjoining Ixia from infringing the patent at issue and from using IneoQuest’s trade secrets and confidential information, unspecified general and exemplary damages, and attorneys’ fees and costs.
     In January 2009, Ixia filed an answer and counterclaim to IneoQuest’s complaint denying IneoQuest’s claims and raising several affirmative defenses. Ixia has also asserted a counterclaim against IneoQuest seeking declaratory relief that Ixia has not infringed the IneoQuest patent and that such patent is invalid. Although the Company cannot predict the outcome of this matter, Ixia believes that it has strong defenses to IneoQuest’s claims and is defending the action vigorously. The parties have not yet commenced discovery in this matter.
     We are not aware of any other pending legal proceedings than the matters mentioned above that, individually or in the aggregate, would have a material adverse effect on our business, results of operations or financial position. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party trademarks or other intellectual property rights. Such claims, even if without merit, could result in the expenditure of significant financial and managerial resources.
     Indemnifications
     In the normal course of business, we provide indemnification guarantees of varying scope to customers including against claims of intellectual property infringement made by third parties arising from the use of our products. The duration of these indemnifications and guarantees varies and in certain cases, is indefinite. Historically, costs related to these indemnification and guarantee provisions have not been significant and accordingly, we believe the estimated fair value of these indemnification and guarantee provisions is immaterial. With the exception of the product warranty accrual (see Note 1), no liabilities have been recorded for these indemnification and guarantee provisions.

9. Shareholders’ Equity
     Stock Award Plans
     Our Amended and Restated 1997 Equity and Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our eligible employees and consultants. The share-based awards may include incentive stock options, nonqualified stock options, restricted stock units (“RSU”) or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. The 1997 Plan terminated in May 2008 and as such, no shares are available for future grant. As of December 31, 2008, 5.8 million awards remained outstanding under the 1997 Plan.
     Our 2008 Equity Incentive Plan, as amended (the “2008 Plan”), provides for the issuance of share-based awards to our eligible employees and consultants. The share-based awards may include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units (“RSU”) or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 2008 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% if granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 90 days after termination other than (i) for termination for cause for which the vested options are forfeited on the termination date or (ii) as a result of death or disability for which vested options may be exercised for up to 180 days after termination. The 2008 Plan will terminate in May 2018, unless terminated sooner by the Board of Directors. As of December 31, 2008, we have reserved 8.6 million shares of our Common Stock for issuance under the 2008 Plan, 4.2 million shares of which were available for future grant as of such date.
     Our Amended and Restated Non-Employee Director Equity Incentive Plan (the “Director Plan”) provides for the issuance of share-based awards to our non-employee directors. We have reserved a total of 400,000 shares of Common Stock for issuance under the Director Plan. The grants under the plan are automatic and non-discretionary. Effective May 2007, the Director Plan provides for an initial grant to a non-employee director of 10,000 RSUs upon the director’s appointment to the Board of Directors, which vest in eight equal quarterly installments. The Director Plan also provides for each non-employee director to be granted at least 4,000 RSUs upon the director’s re-election to the Board of Directors at an annual meeting of shareholders. These subsequent grants vest in four equal quarterly installments commencing on the 15th day of the second calendar month during the first calendar quarter following the calendar quarter in which the RSUs are granted. The Director Plan will terminate in September 2010, unless terminated sooner by the Board of Directors. As of December 31, 2008, the Director Plan had approximately 165,000 shares available for future grant.
     The following table summarizes stock option activity for the year ended December 31, 2008 (in thousands, except per share and contractual life data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2007	9,905	$10.67
Granted	4,332	8.11
Exercised	(399)	3.86
Forfeited/canceled	(5,395)	12.82

Outstanding as of December 31, 2008	8,443	$8.30	3.94	$2,889

Exercisable as of December 31, 2008	3,450	$8.07	2.46	$2,881

     Excluding the effects of the incremental gross stock-based compensation related to the Stock Option Exchange Program discussed below, the weighted average grant-date fair value of options granted for the years ended December 31, 2008, 2007 and 2006 was $2.96, $4.51 and $5.69 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $5.5 million and $2.2 million, respectively. As of December 31, 2008, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.31 years.
     The following table summarizes RSU activity for the year ended December 31, 2008 (in thousands, except per share data):

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2007	673	$9.40
Awarded	1,090	5.94
Released	(227)	9.35
Forfeited/canceled	(61)	9.28

Outstanding as of December 31, 2008	1,475	$6.77

     The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as of December 31, 2008 was 1.73 years.
     Employee Stock Purchase Plan
     The employee stock purchase plan (the “Plan”) was adopted and approved in September 2000. The Plan became effective upon the closing of our initial public offering in October 2000. We have reserved a total of 3.5 million shares of Common Stock for issuance under the Plan, together with the potential for an annual increase in the number of shares reserved under the Plan on May 1 of each year. As of December 31, 2008, 693,000 shares were available for future issuance. For the years ended December 31, 2008 and 2007, 405,000 and 387,000 shares, respectively, were issued under the Plan.
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
     Stock-Based Compensation Expense
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected lives (in years)	4.0	4.5	4.1
Risk-free interest rates	2.4%	4.4%	4.8%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	48.2%	52.4%	61.0%
     Warrants
     As of December 31, 2006, there were warrants outstanding and exercisable to purchase 50,000 shares of Common Stock with an exercise price of $7.00 per share. During 2007, these warrants were exercised and there were no warrants outstanding as of December 31, 2007 and 2008.
     Stock Buyback Programs
     In November 2008, we announced a stock buyback program to repurchase up to $25 million of our Common Stock. This program is in addition to the $50 million repurchase program, which was announced in August 2007 and completed in June 2008. During 2008, we repurchased 5.8 million shares of our Common Stock at an average purchase price of $7.51 per share. During 2007, we repurchased 918,935 shares of our Common Stock at an average purchase price of $10.00 per share. These repurchased shares remain authorized, but are no longer issued and outstanding.
     Option Exchange Program
     During the second quarter of 2008, our shareholders approved a Stock Option Exchange Program (the “Program”), which allowed current employees, other than executive officers and members of our Board of Directors, to exchange certain underwater options for fewer new options. On August 7, 2008, we completed the Program by canceling 3.7 million old options and granting 2.6 million new options. The canceled old options had per share exercise prices ranging from $9.30 to $21.50, and the new options were granted with an exercise price of $8.58 per share, the closing price of our common stock on August 7, 2008 as reported on the Nasdaq Global Select Market. The new options have vesting schedules ranging from approximately one to four years and have contractual terms ranging from approximately three to six years. The additional gross stock-based compensation expense of $3.1 million related to this Program will be recognized over the vesting periods of one to four years from the date of grant of the new options.
10. Retirement Plan
     We provide a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds. As determined annually by the Board of Directors, we may contribute matching funds of 50% of the employee contributions up to $2,500. These matching contributions vest based on the employee’s years of service with us. For the years ended December 31, 2008, 2007 and 2006, we expensed and made contributions to the Plan in the amount of approximately $741,000, $713,000 and $674,000, respectively. In January 2009, we suspended the matching of employee 401(k) contributions.

11. Earnings Per Share
     The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Basic Presentation
Numerator:
Net (loss) income	$(15,895)	$7,006	$13,481
Denominator:
Weighted average common shares	65,087	67,936	67,005

Basic (loss) earnings per share	$(0.24)	$0.10	$0.20

Diluted presentation
Denominator:
Shares used to calculate basic	65,087	67,936	67,005
Weighted average effect of stock options and other share-based awards	—	1,450	1,787

Denominator for diluted computation	65,087	69,386	68,792

Diluted (loss) earnings per share	$(0.24)	$0.10	$0.20

     The diluted earnings per share computations for the years ended December 31, 2007 and 2006, exclude employee stock options and other share-based awards to purchase 7.0 million and 6.4 million shares, respectively, which were antidilutive.
12. Quarterly Financial Summary (Unaudited)

	Three Months Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2008(1)	2008 (1)	2008	2008	2007	2007	2007(2)	2007
	(in thousands, except per share data)
Statement of Income Data:
Total revenues	$40,972	$47,324	$45,920	$41,651	$46,385	$44,034	$42,999	$40,703
Total cost of revenues	9,958	10,238	11,012	10,456	10,132	10,608	10,722	10,328
Gross profit	31,014	37,086	34,908	31,195	36,253	33,426	32,277	30,375
(Loss) income before income taxes	(19,164)	509	2,762	19	5,526	2,994	1,057	(452)
Net (loss) income	(18,265)	483	1,781	106	4,439	1,926	1,400	(759)
(Loss) earnings per share:
Basic	$(0.29)	$0.01	$0.03	$0.00	$0.07	$0.03	$0.02	$(0.01)
Diluted	$(0.29)	$0.01	$0.03	$0.00	$0.06	$0.03	$0.02	$(0.01)

(1)	In the third and fourth quarters of 2008, we recorded other-than-temporary impairment charges of $4.3 million and $15.9 million, respectively, related to our previous investments in auction rate securities and our investment in long term bonds issued by Lehman Brothers Holdings, Inc. See Note 3 for additional information.

(2)	In the second quarter of 2007, we recorded an impairment charge of $3.3 million, which consists of the impairment of purchased technology of $1.5 million and the impairment of certain intangible assets of $1.8 million related to the acquisitions of Communication Machinery Corporation in July 2005 and the mobile video test product line from Dilithium Networks in January 2006. See Note 6 for additional information.

EXHIBIT INDEX

Exhibit No.	Description

10.12	Compensation of Named Executive Officers and Chief Executive Officer for 2008

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002