Form 10-Q
period 2009-03-31
IXIA
filed 2009-05-07
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	62,405,026 (Outstanding at April 30, 2009)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,046	$192,791
Short-term investments in marketable securities	171,894	9,850
Accounts receivable, net of allowance for doubtful accounts of $751 and $764 as of March 31, 2009 and December 31, 2008, respectively	29,393	34,001
Inventories	14,936	14,966
Deferred income taxes	4,198	4,855
Prepaid expenses and other current assets	4,368	4,981

Total current assets	252,835	261,444

Investments in marketable securities	2,252	3,657
Property and equipment, net	17,651	18,506
Deferred income taxes	18,483	14,945
Intangible assets, net	9,334	10,592
Goodwill	16,728	16,728
Other assets	2,355	2,554

Total assets	$319,638	$328,426

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,324	$4,729
Accrued expenses	16,416	18,823
Deferred revenues	20,032	19,558
Income taxes payable	335	452

Total current liabilities	40,107	43,562

Deferred revenues	5,847	6,109
Other liabilities	5,785	5,559

Total liabilities	51,739	55,230

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 62,393 and 63,391 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	87,084	92,386
Additional paid-in capital	111,927	107,882
Retained earnings	69,191	73,182
Accumulated other comprehensive loss	(303)	(254)

Total shareholders’ equity	267,899	273,196

Total liabilities and shareholders’ equity	$319,638	$328,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues:
Products	$30,081	$34,934
Services	7,043	6,717

Total revenues	37,124	41,651

Costs and operating expenses:(1)
Cost of revenues — products	7,566	8,182
Cost of revenues — amortization of purchased technology	1,165	1,220
Cost of revenues — services	943	1,054
Research and development	11,866	11,986
Sales and marketing	14,399	14,702
General and administrative	6,224	7,004
Amortization of intangible assets	160	261

Total costs and operating expenses	42,323	44,409

Loss from operations	(5,199)	(2,758)
Interest and other income, net	561	2,777
Other-than-temporary impairment on investments	(1,405)	—

(Loss) income before income taxes	(6,043)	19
Income tax benefit	(2,052)	(87)

Net (loss) income	$(3,991)	$106

(Loss) earnings per share:
Basic	$(0.06)	$0.00
Diluted	$(0.06)	$0.00

Weighted average number of common and common equivalent shares outstanding:
Basic	63,053	67,948
Diluted	63,053	68,922

(1)	Stock-based compensation included in:

Cost of revenues — products	$170	$157
Cost of revenues — services	64	60
Research and development	1,621	1,109
Sales and marketing	1,264	914
General and administrative	716	696
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(3,991)	$106
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	2,645	2,968
Amortization of purchased technology and intangible assets	1,325	1,481
Stock-based compensation	3,835	2,936
Deferred income taxes	(2,881)	39
Impairment on investments	1,405	—
Tax benefit (shortfall) from stock option transactions	210	(614)
Excess tax benefits from stock-based compensation	—	(15)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	4,608	(1,535)
Inventories	30	2,179
Prepaid expenses and other current assets	613	(419)
Other assets	199	(17)
Accounts payable	(1,405)	(125)
Accrued expenses	(2,407)	(291)
Deferred revenues	212	(55)
Income taxes payable and other liabilities	109	(430)

Net cash provided by operating activities	4,507	6,208

Cash flows from investing activities:
Purchases of property and equipment	(1,858)	(2,564)
Purchases of available-for-sale securities	(162,025)	—
Proceeds from available-for-sale securities	—	2,001
Purchases of held-to-maturity securities	—	(4,995)
Proceeds from held-to-maturity securities	—	5,061
Purchases of other intangible assets	(67)	(77)
Payments in connection with acquisitions	—	(81)

Net cash used in investing activities	(163,950)	(655)

Cash flows from financing activities:
Proceeds from exercise of stock options	21	712
Repurchase of common stock	(5,323)	(8,252)
Excess tax benefits from stock-based compensation	—	15

Net cash used in financing activities	(5,302)	(7,525)

Net decrease in cash and cash equivalents	(164,745)	(1,972)
Cash and cash equivalents at beginning of period	192,791	188,892

Cash and cash equivalents at end of period	$28,046	$186,920

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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2009 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
3. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$2,139	$1,987
Work in process	4,854	4,932
Finished goods	7,943	8,047

	$14,936	$14,966

4. Shareholders’ Equity
     Stock-Based Compensation
     Stock-based compensation expense recognized under Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) for the three months ended March 31, 2009 and 2008 was $3.8 million and $2.9 million, respectively.
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Expected life (in years)	3.8	4.1
Risk-free interest rate	1.3%	2.5%
Dividend yield	0.0%	0.0%
Expected volatility	47.8%	49.7%
     The aggregate balance of gross unearned stock-based compensation related to unvested share-based awards as of March 31, 2009, was approximately $15.7 million, and this amount is expected to be expensed in the remainder of 2009 and through 2013.
     The following table summarizes stock option activity for the three months ended March 31, 2009 (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2008	8,443	$8.30
Granted	600	4.96
Exercised	(15)	1.37
Forfeited/canceled	(183)	8.22

Outstanding as of March 31, 2009	8,845	$8.09	3.93	$2,572

Exercisable as of March 31, 2009	4,080	$8.20	2.51	$2,437

     The following table summarizes restricted stock unit activity for the three months ended March 31, 2009 (number of awards in thousands):

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2008	1,475	$6.77
Awarded	128	5.00
Released	(51)	9.26
Forfeited/canceled	(6)	7.09

Outstanding as of March 31, 2009	1,546	$6.62

     Stock Buyback Program
     In November 2008, we announced a six-month stock buyback program to repurchase up to $25 million of our Common Stock. This program is in addition to the $50 million repurchase program, which was announced in August 2007 and completed in June 2008. For the three months ended March 31, 2009, we repurchased 1.1 million shares of our common stock for $5.3 million, or approximately $5.00 per share. Since the inception of the $25 million share repurchase program through March 31, 2009, we have repurchased approximately 1.5 million shares of our common stock at an average purchase price of $5.28 per share, or a total of approximately $8.1 million. These repurchased shares remain authorized, but are no longer issued and outstanding.
5. (Loss) Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2009 and 2008 (in thousands, except per share data):

	Three months ended
	March 31,
	2009	2008
Numerator:
Net (loss) income	$(3,991)	$106

Denominator:
Basic presentation:
Weighted average common shares	63,053	67,948

Denominator for basic calculation	63,053	67,948

Diluted presentation:
Shares used above	63,053	67,948
Weighted average effect of dilutive stock options and other share-based awards	—	974

Denominator for diluted calculation	63,053	68,922

Basic (loss) earnings per share	$(0.06)	$0.00

Diluted (loss) earnings per share	$(0.06)	$0.00

     The diluted earnings per share computations for the three months ended March 31, 2009 and 2008, exclude employee stock options and other share-based awards to purchase 10.1 million and 8.7 million shares, respectively, which were antidilutive.

6. Concentrations
     Significant Customer
     For the three months ended March 31, 2009 and 2008, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2009	2008
Amount of total revenues	$6,850	$10,567
As a percentage of total revenues	18.5%	25.4%
     As of March 31, 2009 and December 31, 2008, we had receivable balances from this customer approximating 12.9% and 13.9%, respectively, of total accounts receivable.
     International Data
     For the three months ended March 31, 2009 and 2008, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended
	March 31,
	2009	2008
Amount of total revenues	$16,728	$13,816
As a percentage of total revenues	45.1%	33.2%
     For the three months ended March 31, 2009 and 2008, total revenues from product shipments to Japan approximated $4.4 million, or 11.9% of total revenues, and $2.4 million, or 5.9% of total revenues, respectively.
     Long-lived assets are primarily located in the United States. As of March 31, 2009, approximately $7.7 million, or 15.9%, of our total long-lived assets were located at international locations. As of December 31, 2008, approximately $8.0 million, or 15.4%, of our total long-lived assets were located at international locations. Long-lived assets located at international locations consist primarily of fixed assets.
7. Fair Value Measurements
     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities. On January 1, 2009, we adopted the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, which were previously deferred by FSP No. SFAS 157-2. As of March 31, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the estimated amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Financial assets carried at fair value as of March 31, 2009 and December 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2009				December 31, 2008
		Quoted				Quoted
		Prices in				Prices in
		Active	Significant			Active	Significant
		Markets for	Other	Significant		Markets for	Other	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:(1)
U.S. Treasury based money market funds	$263	$263	$—	$—	$185,858	$185,858	$—	$—
U.S. Treasury securities	19,998	—	19,998	—	—	—	—	—
Short-term investments:(1)
U.S. Treasury securities	162,045	—	162,045	—	—	—	—	—
Corporate debt securities	9,849	—	9,849	—	9,850	—	9,850	—
Long-term investments:
Auction rate securities (2)	1,806	—	—	1,806	3,211	—	—	3,211
Corporate debt securities (1)	446	—	446	—	446	—	446	—

Total financial assets	$194,407	$263	$192,338	$1,806	$199,365	$185,858	$10,296	$3,211

(1)	To estimate the fair value of our U.S. Treasury based money market funds and U.S. Treasury securities, we use the estimated fair value per our investment brokerage/custodial statement. To estimate the fair value of our corporate debt securities, we use up to three indications of value, consisting of the estimated fair value per our investment brokerage/custodial statement and non-binding market quotes.

(2)	Given the disruption in the auction process, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

     The following table summarizes the activity for the three months ended March 31, 2009 and 2008 for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Investments in Marketable Securities
	(Non-current)
	2009	2008
Beginning balance, January 1	$3,211	$14,345
Unrealized loss recorded in other comprehensive income	—	(10)
Unrealized loss recorded in earnings	(1,405)	—

Ending balance, March 31	$1,806	$14,335

Unrealized losses recorded in earnings for level 3 assets still held at March 31	$(1,405)	$—

     During the latter half of 2007, certain of our auction rate securities failed to auction due to sell orders exceeding buy orders.  Of our total cash and investments balance of $202.2 million as of March 31, 2009, $1.8 million ($19.0 million at par value, or cost) consists of illiquid auction rate securities. During the fourth quarter of 2008, Ambac Assurance Corporation (“Ambac”) exercised a put option that effectively converted our auction rate debt securities with a par value of $15.0 million to Ambac auction market preferred stock (“AMPS”). The AMPS is not registered; and provides holders with when, and if declared, noncumulative dividends and a liquidation preference in the event of a liquidation or dissolution of Ambac provided there are available funds to be distributed after creditor obligations have been met. The AMPS do not have a conversion feature, mandatory redemption option or maturity date. The remaining balance of our auction rate securities with a par value of $4.0 million was issued by a trust created by a bank (the “Trust”) and matures in December 2017. The Trust is collateralized by a bank deposit note and includes a pool of credit default swaps that were sold by the Trust, which exposes the collateral to claims in the event of default of any of the related underlying bonds. During the first quarter of 2009, the estimated fair value of our auction rate securities declined substantially to $1.8 million as of March 31, 2009 from $3.2 million as of December 31, 2008. In light of the impact of the ongoing financial crisis on banks and financial institutions and the relatively low credit ratings of our auction rate securities, among other factors, we believe that our auction rate security investments are other-than-temporarily impaired as it is probable that we will not collect all of the original principal amounts and all of the monthly interest or dividend payments. Accordingly, during the first quarter of 2009, we recorded an additional other-than-temporary impairment charge of $1.4 million (pre-tax) to earnings related to our auction rate securities.
8. Contingencies
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
     In January 2009, Ixia filed an answer and counterclaim to IneoQuest’s complaint denying IneoQuest’s claims and raising several affirmative defenses. Ixia has also asserted a counterclaim against IneoQuest seeking declaratory relief that Ixia has not infringed the IneoQuest patent and that such patent is invalid. In April 2009, Ixia filed an amended answer and counterclaim to IneoQuest’s complaint in which Ixia asserted that IneoQuest has infringed four patents owned by Ixia. Although the Company cannot predict the outcome of this matter, Ixia believes that it has strong defenses to IneoQuest’s claims and is defending the action vigorously. The parties have not yet commenced discovery in this matter.
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
9. Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (FSP): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP Statement of Financial Accounting Standard (“SFAS”) 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS 107 and APB 28-1”), each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 “Fair Value Measurements,” in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an estimated exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 115-2 and SFAS 124-2 require that credit losses be recognized in earnings and losses resulting from factors other than credit of the issuer be recognized in other comprehensive income. Prior to adoption, all other-than-temporary impairment losses are recorded in earnings in the period of recognition. Upon initial adoption of FSP SFAS 115-2 and SFAS 124-2, a cumulative effect adjustment related to the initial adoption of FSP SFAS 115-2 and SFAS 124-2 is recorded as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the potential impact of these Staff Positions.
     In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 will have an impact on our consolidated financial statements, but the timing, nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
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
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial free 12-month and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support (generally offered for 12-month periods). PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended March 31, 2009, our Ethernet interface cards have represented the majority of our revenues. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the Internet and in enterprise applications. Looking forward, we expect that the sale of our Ethernet interface cards will continue to represent the majority of our revenues. We have also seen sequential declines in our overall revenues over the past two quarters, due in part to the global business environment and our customers’ constraints in their capital expenditure and operating budgets, which limit our ability to accurately forecast the future demand and revenue trends for our products and services.
     Sales to our largest customer, Cisco Systems, accounted for approximately $6.8 million, or 18.5%, and $10.6 million, or 25.4%, of our total revenues for the three months ended March 31, 2009 and 2008, respectively. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generate a majority of our revenues from product shipments to customer locations within the United States. We generated revenues from product shipments to international locations of $16.7 million, or 45.1%, and $13.8 million, or 33.2%, of our total revenues for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, our revenues generated from international locations increased both in dollars and as a percentage of revenues when compared to the same period in 2008 in each of our major regions led by the Asia Pacific region where sales in Japan grew to $4.4 million, or 11.9% of our total revenues, for the three months ended March 31, 2009 from $2.4 million, or 5.9% of our total revenues, in the same period in 2008. We intend to continue increasing our sales efforts internationally with specific focus on Europe and the Asia Pacific regions. However, looking forward, we continue to expect the majority of our revenues to be generated within the United States for the foreseeable future.
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
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the three months ended March 31, 2009 and 2008, services revenues related to our implied PCS obligations approximated $1.1 million and $1.0 million, respectively.
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
     For the three months ended March 31, 2009 and 2008, stock-based compensation expense was $3.8 million and $2.9 million, respectively. Our stock-based compensation for the three months ended March 31, 2009 increased from the comparable prior period in 2008 due in part to (i) the incremental expense recognized in the first quarter of 2009 related to the completion of our Stock Option Exchange Program on August 7, 2008 as more fully described in our 2008 Form 10-K, (ii) an increase in the first quarter impact on stock-based compensation expense related to our 2008 annual grants of share-based awards to employees compared to the 2007 annual grants of share-based awards to employees, and (i) lower actual forfeitures in the first quarter of 2009 compared to the first quarter of 2008. The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2009 and through 2013 related to unvested share-based awards as of March 31, 2009 was approximately $15.7 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
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
     In January 2009, we entered into an agreement with Plexus Services Corp (“Plexus”), a major electronic manufacturing services company, to improve our manufacturing process and supply chain management. The term of the agreement is for five years and under the agreement, Plexus will manufacture and manage our supply chain for many of our chassis and interface cards. In February 2009, we began transitioning some of our manufactured products to Plexus, and expect to fully transition all of our high volume manufactured products to Plexus by the end of 2009.

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
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, and amortization of intangible assets. While we expect to continue to meet our product development objectives and our changing customer requirements for the remainder of 2009, we expect total operating expenses, excluding stock-based compensation expenses discussed above, to remain relatively constant in dollar terms as we seek to leverage our existing sales force, development team and operating infrastructure to meet our objectives.
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
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, human resources, information technology and administrative personnel, as well as professional fees (e.g., legal, accounting and advisory fees), insurance costs and other general corporate expenses.
     Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their useful lives. Periodically we review goodwill and other intangible assets for impairment. An impairment charge would be recorded to the extent that the carrying value exceeds the fair value in the period that the impairment circumstances occurred.
     Interest and Other Income, Net. Interest and other income, net represents interest on cash and a variety of securities, including commercial paper, money market funds, auction rate securities, and government and corporate debt securities, and certain foreign currency gains and losses.

     Income Tax. Income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions and for the effects of equity compensation plans.
RESULTS OF OPERATIONS
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2009	2008
Revenues:
Products	81.0%	83.9%
Services	19.0	16.1

Total revenues	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	20.4	19.6
Cost of revenues — amortization of purchased technology	3.1	2.9
Cost of revenues — services	2.6	2.5
Research and development	32.0	28.8
Sales and marketing	38.7	35.4
General and administrative	16.8	16.8
Amortization of intangible assets	0.4	0.6

Total costs and operating expenses	114.0	106.6

Loss from operations	(14.0)	(6.6)
Interest and other income, net	1.5	6.7
Other-than-temporary impairment on investments	(3.8)	—

(Loss) income before income taxes	(16.3)	0.1
Income tax benefit	(5.5)	(0.2)

Net (loss) income	(10.8)%	0.3%

(1)	Stock-based compensation included in:

Cost of revenues — products	0.5%	0.4%
Cost of revenues — services	0.2	0.1
Research and development	4.4	2.7
Sales and marketing	3.4	2.2
General and administrative	1.9	1.7
Comparison of Three Months Ended March 31, 2009 and 2008
     Revenues. In the first quarter of 2009, total revenues decreased 10.9% to $37.1 million from the $41.7 million recorded in the first quarter of 2008. This decrease in total revenues in the first quarter of 2009 as compared to the same period last year was primarily due to a $4.9 million decrease in product revenues partially offset by a $326,000 increase in service revenues. Revenues from products decreased to $30.1 million in the first quarter of 2009 from $34.9 million in the same period in 2008 primarily due to a $3.2 million decrease in shipments of our hardware products (primarily our Ethernet interface cards) and a $872,000 decrease in shipments of our software products (primarily our IxANVL and IxChariot software products) in the first quarter of 2009 over the same period in 2008.

     Revenues from Cisco Systems, our largest account, were $6.8 million, representing 18.5% of our total revenues for the first quarter of 2009, compared to $10.6 million or 25.4% of our total revenues for the first quarter of 2008.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 26.1% in the first quarter of 2009 from 25.0% in the first quarter of 2008. Our cost of product revenues decreased 7.5% to $7.6 million in the first quarter of 2009 from $8.2 million in the same period of 2008 primarily due to the decrease in product revenues. Amortization of purchased technology remained flat at $1.2 million for the first quarter of 2009 as compared to the same period in 2008. For the first quarter of 2009, our cost of services revenues decreased to $943,000 in the first quarter of 2009 from $1.1 million in the same period of 2008 primarily due to a decline in warranty repair costs.
     Research and Development Expenses. Research and development expenses for the first quarter of 2009 and 2008 were $11.9 million and $12.0 million, respectively. The slight decrease in research and development expense in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to lower compensation and related employee costs of $754,000 primarily due to the elimination of bonuses in 2009 and due to favorable foreign currency exchange rates, particularly in Romania and India where the local currencies weakened against the U.S. Dollar in the first quarter of 2009 as compared to the first quarter of 2008. These expense decreases were partially offset by an increase in stock-based compensation expense of $512,000 in the first quarter of 2009 compared to the first quarter of 2008.
     Sales and Marketing Expenses. In the first quarter of 2009, sales and marketing expenses decreased $303,000 to $14.4 million from the $14.7 million incurred in the same period of 2008. This decrease was primarily due to lower travel expenses of $409,000, lower sales training and program expenses of $321,000 due in part to our efforts to reduce discretionary spending, and lower depreciation expense. These expense decreases were partially offset by higher stock-based compensation expense of $350,000 and higher compensation and related employee costs of $127,000. The increase in compensation and related employee costs in the first quarter of 2009 as compared to the first quarter of 2008 was due to the addition of personnel to our sales and marketing teams, partially offset by the elimination of bonuses in 2009 and by favorable foreign currency exchange rates, particularly in Great Britain, where the local currency weakened against the U.S. dollar in the first quarter of 2009 as compared to the first quarter of 2008.
     General and Administrative Expenses. In the first quarter of 2009, general and administrative expenses decreased 11.1% to $6.2 million from the $7.0 million incurred in the first quarter of 2008. During the first quarter of 2008, general and administrative expenses included $707,000 in professional fees and other costs related to certain strategic initiatives. Excluding the above costs, general and administrative expenses for the first quarter of 2009 and 2008 were $6.2 million and $6.3 million, respectively. This decrease was primarily related to lower compensation and fringe benefit costs of $410,000 due in part to the elimination of bonuses in 2009 and to lower recruiting fees of $343,000 in the first quarter of 2009 compared to the same period in 2008. These expense decreases were partially offset by higher litigation support fees of approximately $410,000 in the first quarter of 2009 compared to the same period in 2008.
     Amortization of Intangible Assets. In the first quarter of 2009, amortization of intangible assets was $160,000 as compared to $261,000 in the first quarter of 2008. This decrease primarily related to the completion of amortization periods for certain intangible assets.
     Interest and Other Income, Net. Interest and other income, net decreased to $561,000 in the first quarter of 2009 from the $2.8 million recorded in the first quarter of 2008. This decrease was primarily due to the lower effective yields during the first quarter of 2009 compared to the same period in 2008.
     Other-than-temporary Impairment on Investments. In the first quarter of 2009, other-than-temporary impairments on investments totaled $1.4 million. There were no such write-downs in the same period of 2008. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. During the first quarter of 2009, we recorded a pre-tax other-than-temporary impairment charge of $1.4 million related to our illiquid auction rate securities (“ARS”). As of March 31, 2009, the estimated fair value of our ARS approximated $1.8 million. See below under “Liquidity and Capital Resources” and Notes to Consolidated Financial Statements for additional information.

     Income Tax.  For the first quarter of 2009, we had an income tax benefit of $2.1 million, or an effective rate of 34.0%, as compared to an income tax benefit of $87,000, or an effective rate of -457.9%, for the first quarter of 2008.  The effective tax rate in the first quarter of 2009 differs from the effective tax rate in the first quarter of 2008 primarily due to the decrease of disqualifying dispositions of incentive stock options in the first quarter of 2009 as compared to the first quarter of 2008.
LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations with our cash balances, cash generated from operations and proceeds from our initial offering. The following table sets forth cash, investment and cash flow information (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash, cash equivalents and investments	$202,192	$244,451
Net cash provided by operating activities	4,507	6,208
Net cash used in investing activities	(163,950)	(655)
Net cash used in financing activities	(5,302)	(7,525)
     Our cash, cash equivalents and short- and long-term investments, when viewed in the aggregate, decreased to $202.2 million as of March 31, 2009 from $206.3 million as of December 31, 2008 primarily due to the repurchase of $5.3 million of our common stock pursuant to our stock buyback program announced in November 2008.
     Net cash provided by operating activities was $4.5 million in the first three months of 2009 and $6.2 million in the same period of 2008. Net cash generated from operations in the first three months of 2009 and 2008 was provided primarily by a net loss of $3.9 million and net income of $106,000, respectively, adjusted for non-cash items. In the first three months of 2009 and 2008, non-cash items included $4.0 million and $4.4 million, respectively, for depreciation and amortization of fixed and intangible assets, and non-cash stock-based compensation charges of $3.8 million and $2.9 million, respectively.
     Net cash used in investing activities for the first three months of 2009 and 2008 was $164.0 million and $655,000, respectively. In the first three months of 2009, cash used in investing activities principally consisted of $162.0 million from the net purchase of short-term U.S. Treasury securities. In the first three months of 2008, cash used in investing activities consisted of $2.6 million related to the purchase of property and equipment, partially offset by the net proceeds from marketable securities of $2.1 million.
     Net cash used in financing activities for the first three months of 2009 and 2008 was $5.3 million and $7.5 million, respectively. The net cash used in financing activities during the first three months of 2009 and 2008 was primarily due to the repurchase of our common stock for an aggregate purchase price of $5.3 million and $8.3 million, respectively.
     The continuing adverse conditions in the financial markets have reduced our ability to liquidate our auction rate securities that we have classified as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $202.2 million as of March 31, 2009, $1.8 million ($19.0 million at par value, or cost) consists of illiquid auction rate securities. Given the disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rates and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. During the first quarter of 2009, the estimated fair value of our auction rate securities declined substantially to $1.8 million as of March 31, 2009 from $3.2 million as of December 31, 2008. In light of the impact of the ongoing financial crisis on banks and financial institutions and the relatively low credit ratings of our auction rate securities, among other factors, we believe that our auction rate security investments are other-than-temporarily impaired as it is probable that we will not collect all of the original principal amounts and all of the monthly interest or dividend payments. Accordingly, during the first quarter of 2009, we recorded an additional unrealized other-than-temporary impairment charge of $1.4 million (pre-tax) to earnings related to our auction rate securities.
     The following table sets forth the fair value adjustments to our auction rate securities during the first quarter of 2009 (in thousands):

Investments in
Marketable
Securities
(Non-current)

Balance at December 31, 2008	$3,211
Unrealized loss recorded in earnings	(1,405)

Balance at March 31, 2009	$1,806

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
SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current global economy, competition, consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s 2008 Form 10-K and in our other filings with the Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. We maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. Treasury bills, corporate debt securities, auction rate securities and money market funds. Our cash equivalents and investments consist of both fixed and variable rate securities. We do not use any derivatives or similar instruments to manage our interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. Currently, the carrying amount of our fixed rate securities approximates fair market value. Our fixed rate securities are currently classified as available-for-sale securities. While we do not intend to sell these fixed rate securities prior to maturity based on a sudden change in market interest rates, should we choose to sell these securities in the future, our consolidated operating results or cash flows may be adversely affected. A portion of our cash equivalents and investments portfolio consists of variable interest rate securities. Accordingly, we also have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall. The continuing adverse conditions in the credit markets has caused a macro shift in investments into highly liquid short-term investments such as U.S. Treasury bills. This has caused a significant decline in short-term interest rates, which we expect will reduce interest income levels in 2009 when compared to 2008. As of March 31, 2009, the substantial majority of our cash and investment balance was invested in U.S. Treasury bills with yields of less than 100 basis points. In addition, further deterioration of the financial markets, among other factors, may require us to record additional impairments of our investments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2009), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 8, “Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. Risk Factors
     Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in certain of our other filings with the Securities and Exchange Commission. There have been no material changes to our risk factors previously disclosed in the 2008 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In November 2008, we announced a stock buyback program (the “Program”) to repurchase up to $25 million of our Common Stock. During the three months ended March 31, 2009, we repurchased 1.1 million shares under the Program. These repurchased shares remain authorized, but are no longer issued and outstanding. The Program expires on May 29, 2009 and provides that we may earlier terminate or extend the Program at any time.
     The following table summarizes our stock repurchase activity under the Program for the three months ended March 31, 2009:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that may
		Average Price	Announced	yet be Purchased
	Total Number of	Paid	Plans or	under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
January 1 – January 31	148,535	$5.14	763,953	$22,220,495
February 1 – February 28	296,805	5.36	1,589,821	21,456,542
March 1 – March 31	619,216	4.74	2,937,672	19,866,721

	1,064,556	$4.97	5,291,446	16,929,049

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
ITEM 6. Exhibits

10.1	Master Services Agreement dated January 29, 2009 between Plexus Services Corp and Ixia

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date: May 7, 2009	By:	/s/ Atul Bhatnagar Atul Bhatnagar
President and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Thomas B. Miller Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Master Services Agreement dated January 29, 2009 between Plexus Services Corp and Ixia

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002