Form 10-Q
period 2009-06-30
IXIA
filed 2009-08-07
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
   Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	62,487,125
(Class of Common Stock)	(Outstanding at August 3, 2009)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$30,933	$192,791
Short-term investments in marketable securities	41,846	9,850
Accounts receivable, net of allowance for doubtful accounts of $828 and $764 as of June 30, 2009 and December 31, 2008, respectively	31,649	34,001
Inventories	18,420	14,966
Deferred income taxes	6,475	4,855
Prepaid expenses and other current assets	6,048	4,981

Total current assets	135,371	261,444

Investments in marketable securities	62,873	3,657
Property and equipment, net	18,901	18,506
Deferred income taxes	23,201	14,945
Intangible assets, net	55,805	10,592
Goodwill	39,194	16,728
Other assets	2,254	2,554

Total assets	$337,599	$328,426

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,890	$4,729
Accrued expenses	21,512	18,823
Deferred revenues	26,401	19,558
Income taxes payable	620	452

Total current liabilities	52,423	43,562

Deferred revenues	5,094	6,109
Other liabilities	12,313	5,559

Total liabilities	69,830	55,230

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 62,422 and 63,391 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	85,588	92,386
Additional paid-in capital	114,390	107,882
Retained earnings	66,537	73,182
Accumulated other comprehensive income (loss)	1,254	(254)

Total shareholders’ equity	267,769	273,196

Total liabilities and shareholders’ equity	$337,599	$328,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Products	$30,441	$38,783	$60,522	$73,717
Services	7,964	7,137	15,007	13,854

Total revenues	38,405	45,920	75,529	87,571

Costs and operating expenses:(1)
Cost of revenues — products	7,944	8,658	15,510	16,840
Cost of revenues — services	801	1,134	1,744	2,188
Research and development	11,443	12,530	23,309	24,508
Sales and marketing	13,358	15,027	27,757	29,723
General and administrative	6,514	6,120	12,738	12,418
Amortization of intangible assets	1,386	1,427	2,711	2,908
Acquisition related	2,522	18	2,522	738
Restructuring	1,011	—	1,011	—

Total costs and operating expenses	44,979	44,914	87,302	89,323

(Loss) income from operations	(6,574)	1,006	(11,773)	(1,752)
Interest and other income, net	668	1,756	1,229	4,533
Other-than-temporary impairment on investments	—	—	(1,405)	—

(Loss) income before income taxes	(5,906)	2,762	(11,949)	2,781
Income tax (benefit) expense	(3,252)	981	(5,304)	894

Net (loss) income	$(2,654)	$1,781	$(6,645)	$1,887

(Loss) earnings per share:
Basic	$(0.04)	$0.03	$(0.11)	$0.03
Diluted	$(0.04)	$0.03	$(0.11)	$0.03

Weighted average number of common and common equivalent shares outstanding:
Basic	62,349	65,343	62,699	66,646
Diluted	62,349	66,265	62,699	67,594

(1) Stock-based compensation included in:

Cost of revenues — products	$93	$91	$263	$248
Cost of revenues — services	36	35	100	95
Research and development	1,042	774	2,663	1,883
Sales and marketing	797	860	2,061	1,774
General and administrative	644	672	1,360	1,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(6,645)	$1,887
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,114	5,876
Amortization of intangible assets	2,711	2,908
Stock-based compensation	6,447	5,368
Deferred income taxes	(6,444)	693
Impairment on investments	1,405	—
Tax benefit (shortfall) from stock option transactions	61	(821)
Excess tax benefits from stock-based compensation	(53)	(29)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	6,167	(3,483)
Inventories	496	3,073
Prepaid expenses and other current assets	563	(754)
Other assets	1,436	(1,245)
Accounts payable	(1,391)	936
Accrued expenses	(6,581)	174
Deferred revenues	(72)	1,315
Income taxes payable and other liabilities	72	1,350

Net cash provided by operating activities	3,286	17,248

Cash flows from investing activities:
Purchases of property and equipment	(4,611)	(4,844)
Purchases of available-for-sale securities	(211,260)	—
Proceeds from available-for-sale securities	133,988	2,001
Purchases of held-to-maturity securities	—	(8,924)
Proceeds from held-to-maturity securities	—	13,065
Purchases of other intangible assets	(156)	(118)
Payments in connection with acquisitions, net of cash acquired	(76,360)	(81)

Net cash (used in) provided by investing activities	(158,399)	1,099

Cash flows from financing activities:
Proceeds from exercise of stock options	1,626	1,998
Repurchase of common stock	(8,424)	(40,809)
Excess tax benefits from stock-based compensation	53	29

Net cash used in financing activities	(6,745)	(38,782)

Net decrease in cash and cash equivalents	(161,858)	(20,435)
Cash and cash equivalents at beginning of period	192,791	188,892

Cash and cash equivalents at end of period	$30,933	$168,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of converged test systems for wireless and wired infrastructures and services. Our hardware and software allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second and wireless networks that carry data traffic over optical fiber, electrical cable and airwaves. We also offer hardware platforms and equipment that test wireless equipment, especially those associated with 3G and 4G (i.e., Long-Term Evolution (LTE)) networks. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2009 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2008 has been derived from our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current presentation. These reclassifications include (i) presenting acquisition related costs separately in the statements of income and (ii) including amortization of purchased technology within the amortization of intangible assets line item in the accompanying statements of income.
3. Acquisition
     On June 23, 2009, we completed our acquisition of all of the outstanding shares of common stock of Catapult Communications Corporation (“Catapult”). Catapult provides advanced wireless test systems to network equipment manufacturers and service providers worldwide. Catapult’s 3G (third generation) and 4G (fourth generation) wireless networking test solutions complement our IP performance test systems and service verification platforms. With this acquisition, we will be able to broaden our product portfolio and provide a single source solution for testing converged multiplay IP services over wireless and wireline networks to new and existing customers. In addition, we expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Catapult’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

     The aggregate consideration totaled $106.6 million and consisted of (i) $104.6 million paid for the outstanding shares of common stock of Catapult and (ii) $2.0 million paid to holders of options to purchase Catapult common stock that were cancelled in connection with the acquisition and that had exercise prices lower than the per share purchase price. Acquisition costs related to the transaction approximated $2.5 million, have been expensed as incurred, and have been included within the Acquisition Related expenses line item on our consolidated statements of income. The acquisition was funded from our existing cash and cash equivalents.
     The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$28,190
Short-term investments in marketable securities	8,638
Accounts receivable	3,815
Inventories	3,950
Other current assets	3,331
Long-term investments in marketable securities	4,366
Deferred income taxes (non-current)	2,490
Other non-current assets	2,108
Identifiable intangible assets	48,790
Goodwill	22,466

Total assets acquired	128,144
Accounts payable and accrued expenses	(9,116)
Deferred revenues	(5,900)
Other liabilities (non-current)	(6,570)

Net assets acquired	$106,558

     The preliminary purchase price allocation is pending the receipt of certain tax-related information, such as the final tax attributes that will be finalized upon the filing of certain pre-acquisition tax returns.
     The identifiable intangible assets of $48.8 million consist of $26.7 million of acquired technology, $13.4 million of customer relationships, $6.1 million of service agreements, $1.0 million related to a non-compete agreement and $1.6 million of other identifiable intangible assets. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from three to six years. The goodwill recorded in connection with this transaction is not deductible for income tax purposes.
     The following table summarizes total revenues and net loss of the combined entity had the acquisition of Catapult occurred on January 1, 2009 and 2008, respectively (in thousands):

	For the six months ended June 30,
	2009	2008
Total revenues	$90,834	$103,596
Net loss	(19,926)	(8,457)
     The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among others items, amortization of identifiable intangible assets and reductions in revenues related to the estimated fair value adjustment to deferred revenues. Since the acquisition date, the results of Catapult’s operations have been included in our consolidated financial statements, which include revenues of $2.8 million and income before taxes of approximately $1.6 million related to Catapult for the three and six months ended June 30, 2009. The combined results, as well as those of Catapult included in the Company’s results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

4. Restructuring Costs
     During the second quarter of 2009 and prior to the acquisition of Catapult, our management approved, committed to and initiated a plan to restructure our operations. The company-wide restructuring plan included a reduction in force of approximately 80 positions, which represented approximately 9-10% of our worldwide work force, including contractors, prior to the announcement of the restructuring plan. We recognized restructuring costs of approximately $1.0 million in the second quarter of 2009, which was recorded to the Restructuring line item within our consolidated statements of income. These costs primarily related to one-time employee termination benefits consisting of severance and other related costs. We expect to complete the restructuring during the third quarter of 2009, and as of June 30, 2009, we had accrued approximately $755,000 related to the plan. Activity and reserve balances for restructuring charges are as follows (in thousands):

Restructuring
Charges
Initial costs	$1,011
Cash payments	(256)
Adjustments	—

Reserve balances at June 30, 2009	$755

5. Selected Balance Sheet Data
     Investments in marketable securities as of June 30, 2009 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$33,023	$33,042
Corporate debt securities	8,680	8,804

Available-for-sale – long-term:
U.S. Treasury, government and agency debt securities	34,548	34,559
Corporate debt securities	20,287	20,680
Auction rate securities	6,173	7,634

	$102,711	$104,719

     Gross realized gains and gross realized losses on our marketable securities were not significant for the three and six months ended June 30, 2009. As of June 30, 2009, our gross unrealized losses on our investments were not significant.
     Investments in marketable securities as of December 31, 2008 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale – short-term:
Corporate debt securities	$10,182	$9,850

Available-for-sale – long-term:
Auction rate securities	3,211	3,211
Corporate debt securities	446	446

	3,657	3,657

	$13,839	$13,507

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$4,300	$1,987
Work in process	4,566	4,932
Finished goods	9,554	8,047

	$18,420	$14,966

6. Shareholders’ Equity
     Stock-Based Compensation
     Stock-based compensation expense for the three and six months ended June 30, 2009 was $2.6 million and $6.4 million, respectively. Stock-based compensation for the three and six months ended June 30, 2008 was $2.4 million and $5.4 million, respectively.
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected lives (in years)	3.8	4.0	3.8	4.1
Risk-free interest rates	1.8%	2.9%	1.3%	2.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	48.1%	49.5%	47.8%	49.7%
     The aggregate balance of gross unearned stock-based compensation related to unvested share-based awards as of June 30, 2009, was approximately $12.2 million, and this amount is expected to be expensed in the remainder of 2009 and through 2013.
     The following table summarizes stock option activity for the six months ended June 30, 2009 (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2008	8,443	$8.30
Granted	632	4.98
Exercised	(116)	1.15
Forfeited/canceled	(415)	8.61

Outstanding as of June 30, 2009	8,544	$8.14	3.73	$4,194

Exercisable as of June 30, 2009	4,616	$8.36	2.49	$2,929

     The following table summarizes restricted stock unit activity for the six months ended June 30, 2009 (number of awards in thousands):

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2008	1,475	$6.77
Awarded	144	5.12
Released	(234)	7.29
Forfeited/canceled	(39)	6.72

Outstanding as of June 30, 2009	1,346	$6.60

     Stock Buyback Program
     We announced a six-month stock buyback program in November 2008 to repurchase up to $25 million of our common stock. This program expired in May 2009 and was in addition to the $50 million repurchase program, which was announced in August 2007 and completed in June 2008. For the three months ended June 30, 2009, we repurchased 558,352 shares of our common stock for $3.1 million, or approximately $5.55 per share. For the six months ended June 30, 2009, we repurchased 1.6 million shares of our common stock for $8.4 million, or approximately $5.19 per share. Between the inception of the $25 million share repurchase program and its expiration in May 2009, we repurchased approximately 2.1 million shares of our common stock at an average purchase price of $5.35 per share, or a total of approximately $11.2 million. These repurchased shares remain authorized, but are no longer issued and outstanding.
     Other Comprehensive Income
     For the three month ended June 30, 2009 and 2008, comprehensive (loss) income was $(1.1) million and $1.1 million, respectively. Comprehensive (loss) income for the six month periods ended June 30, 2009 and 2008, was $(5.1) million and $1.3 million, respectively. In addition to net (loss) income in 2009 and 2008, the other components of comprehensive (loss) income, all net of tax, were changes in unrealized gain or loss on our investments and foreign currency translation adjustments.
7. (Loss) Earnings Per Share
     Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(2,654)	$1,781	$(6,645)	$1,887

Denominator:
Basic presentation:
Weighted average common shares	62,349	65,343	62,699	66,646

Denominator for basic calculation	62,349	65,343	62,699	66,646

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Diluted presentation:
Shares used above	62,349	65,343	62,699	66,646
Weighted average effect of dilutive stock options and other share-based awards	—	922	—	948

Denominator for diluted calculation	62,349	66,265	62,699	67,594

Basic (loss) earnings per share	$(0.04)	$0.03	$(0.11)	$0.03

Diluted (loss) earnings per share	$(0.04)	$0.03	$(0.11)	$0.03

     The diluted earnings per share computations for the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008, exclude employee stock options and other share-based awards to purchase or otherwise acquire 10.2 million, 8.5 million, 10.2 million and 8.6 million shares, respectively, which were antidilutive.
8. Concentrations
     Significant Customer
     For the three and six months ended June 30, 2009 and 2008, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Amount of total revenues	$7,134	$9,177	$13,984	$19,745
As a percentage of total revenues	18.6%	20.0%	18.5%	22.5%
     As of June 30, 2009 and December 31, 2008, we had receivable balances from this customer approximating 16.1% and 13.9%, respectively, of total accounts receivable.
     International Data
     For the three and six months ended June 30, 2009 and 2008, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Amount of total revenues	$13,477	$17,037	$30,205	$30,853
As a percentage of total revenues	35.1%	37.1%	40.0%	35.2%
     Long-lived assets are primarily located in the United States. As of June 30, 2009, approximately $8.6 million, or 4.8%, of our total long-lived assets were located at international locations. As of December 31, 2008, approximately $8.0 million, or 15.4%, of our total long-lived assets were located at international locations. Long-lived assets located at international locations consist primarily of fixed assets.

9. Fair Value Measurements
     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities. On January 1, 2009, we adopted the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, which were previously deferred by Financial Accounting Standards Board Staff Position (“FSP”) No. SFAS 157-2. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the estimated amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Financial assets carried at fair value as of June 30, 2009 and December 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2009				December 31, 2008
		Quoted				Quoted
		Prices in				Prices in
		Active	Significant			Active	Significant
		Markets for	Other	Significant		Markets for	Other	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:(1)
Money market funds	$14,680	$14,680	$—	$—	$185,858	$185,858	$—	$—
Short-term investments:(1)
U.S. Treasury, government and agency debt securities	33,042	—	33,042	—	—	—	—	—
Corporate debt securities	8,804	—	8,804	—	9,850	—	9,850	—
Long-term investments:
U.S. Treasury, government and agency debt securities	34,559	—	34,559	—	—	—	—	—
Corporate debt securities	20,680	—	20,680	—	446	—	446	—
Auction rate securities (2)	7,634	—	—	7,634	3,211	—	—	3,211

Total financial assets	$119,399	$14,680	$97,085	$7,634	$199,365	$185,858	$10,296	$3,211

(1)	To estimate the fair value of our money market funds, U.S. Treasury, government and agency debt securities, and corporate debt securities, we use the estimated fair value per our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

(2)	Given the disruption in the auction process described below, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.
     The following table summarizes the activity for the three and six months ended June 30, 2009 and 2008 for those financial assets (primarily our auction rate securities) where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Beginning balance	$1,806	$14,335	$3,211	$14,345
Unrealized gain (loss) recorded in other comprehensive income	1,462	(952)	1,462	(962)
Unrealized loss recorded in earnings	—	—	(1,405)	—
Additions from Catapult (See Note 3)	4,366	—	4,366	—

Ending balance	$7,634	$13,383	$7,634	$13,383

Unrealized losses recorded in earnings for level 3 assets still held at June 30	$—	$—	$(1,405)	$—

     During the latter half of 2007, certain of our auction rate securities failed to auction due to sell orders exceeding buy orders. Of our total cash and investments balance of $135.7 million as of June 30, 2009, $7.6 million ($23.4 million at par value, or cost) consists of illiquid auction rate securities. During the first quarter of 2009, the estimated fair value of our auction rate securities declined substantially. In light of the impact of the ongoing financial crisis on banks and financial institutions and the relatively low credit ratings of our auction rate securities, among other factors, we recorded an additional other-than-temporary impairment charge of $1.4 million (pre-tax) to earnings related to our auction rate securities.
     On July 28, 2009, Standard & Poor’s Ratings Services downgraded the credit rating of our Ambac Assurance Auction Market Preferred Shares (“AMPS”) from B to C. Ambac Assurance also announced that it will discontinue paying monthly dividends on the AMPS effective August 1, 2009. As of June 30, 2009, the estimated fair value of our AMPS was $1.6 million (cost of $15.0 million). This downgrade and cessation of dividend information, along with any other new information, will be considered in determining the estimated fair value of our AMPS at September 30, 2009 and may result in an other-than-temporary impairment charge to earnings.
     On April 1, 2009, we adopted the provisions of FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have decreased significantly and in identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP SFAS 157-4 had no impact on our financial position or results of operations.
     On April 1 2009, we adopted FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”), which amended the other-than-temporary impairment model for debt securities. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Adoption of FSP SFAS 115-2 and SFAS 124-2 had no impact on our financial position or results of operations.

     Effective for the second quarter of 2009, we have adopted FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements.
     Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, are carried at cost, which approximates their fair values because of the short-term maturity of these instruments and the relative stability of interest rates.
10. Commitments and Contingencies
     As a result of our second quarter 2009 acquisition of Catapult (see Note 3), we assumed $2.7 million in additional future minimum lease commitments under noncancelable operating leases for varying periods through May 2014.
     Litigation
     Ixia v. Charles Bettinelli and IneoQuest Technologies, Inc. In October 2005, Ixia filed a complaint against its former employee, Charles Bettinelli, and his then-employer, IneoQuest Technologies, Inc. (“IneoQuest”). The case is pending in Los Angeles County Superior Court. Ixia’s complaint alleges breach of contract, misappropriation of trade secrets, intentional interference with contract and prospective business advantage, unfair competition, fraud, and violation of California Penal Code Section 502 (computer data access and fraud act). IneoQuest filed a motion for summary judgment in June 2008. In October 2008, IneoQuest’s motion for summary judgment was denied in its entirety, and the matter is currently set for trial on September 1st, 2009. Ixia is seeking monetary damages in excess of $10 million in addition to equitable relief.
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
     In January 2009, Ixia filed an answer and counterclaim to IneoQuest’s complaint denying IneoQuest’s claims and raising several affirmative defenses. Ixia has also asserted a counterclaim against IneoQuest seeking declaratory relief that Ixia has not infringed the IneoQuest patent and that such patent is invalid. In April 2009, Ixia filed an amended answer and counterclaim to IneoQuest’s complaint in which Ixia asserted that IneoQuest has infringed four patents owned by Ixia. Although the Company cannot predict the outcome of this matter, Ixia believes that it has strong defenses to IneoQuest’s claims and is defending the action vigorously. The parties have recently commenced discovery in this matter.
     Tucana Telecom NV vs. Catapult. On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 12,461,000 euros (approximately $17.4 million as of June 30, 2009) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. No hearing has been scheduled. Catapult has been advised by its Belgian counsel that if the judgment of the Court of Appeals is annulled, the case would have to be re-tried. Catapult believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. Catapult has defended the action vigorously to date and will continue to do so. Catapult may be able to seek indemnification from Tekelec for any damages assessed against Catapult in this matter under the terms of the Asset Purchase Agreement that Catapult entered into with Tekelec, although there is no assurance that such indemnification would be available. It is not possible to determine the amount of any loss that might be incurred in this matter.
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
11. Recent Accounting Pronouncements
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
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 eliminates the previous levels of U.S. GAAP. It does not include any guidance or interpretations of GAAP beyond what is already reflected in the FASB literature. It merely takes previously issued FASB standards and other authoritative pronouncements, changes the nomenclature previously used to refer to FASB standards, in the past, and includes them in specific topic areas. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
OVERVIEW
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of converged test systems for wireless and wired infrastructures and services. Our hardware and software allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 10 gigabits per second and wireless networks that carry data traffic over optical fiber, electrical cable and airwaves. We also offer hardware platforms and equipment that test wireless equipment, especially those associated with 3G and 4G (i.e., Long-Term Evolution (LTE)) networks. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
     Acquisition of Catapult Communications Corporation. On June 23, 2009, we completed our acquisition of all of the outstanding shares of common stock of Catapult Communications Corporation (“Catapult”). Catapult provides advanced wireless test systems to network equipment manufacturers and service providers worldwide. Catapult’s 3G (third generation) and 4G (fourth generation) wireless networking test solutions complement our IP performance test systems and service verification platforms. With this acquisition, we will be able to broaden our product portfolio and provide a single source solution for testing converged multiplay IP services over wireless and wireline networks to new and existing customers. The purchase price for Catapult totaled $106.6 million, or $65.4 million net of Catapult’s existing cash and investments. The Catapult acquisition was funded from our existing cash and cash equivalents.
      As a result of the Catapult acquisition, the results of operations of Catapult have been included in the condensed consolidated statements of income and cash flows since the date of the acquisition. The results of Catapult since the acquisition date are not indicative of the results of operations had the acquisition been effective at the beginning of the applicable periods due in part to the timing of when orders are received and when revenue is recognized, which is generally weighted toward the latter half of its calendar quarters similar to that of the Company.
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial period provided with the product purchase (generally for 90-day or 12-month periods) and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support for certain of our products, training and other professional services. PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended June 30, 2009, our Ethernet interface cards have represented the majority of our revenues. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the Internet and in enterprise applications. Looking forward, we expect that the sale of our Ethernet interface cards will continue to represent a significant portion of our revenues. We have also seen sequential declines in our overall revenues over the past few quarters, due in part to the global business environment and our customers’ constraints in their capital expenditure and operating budgets. These factors also limit our ability to accurately forecast the future demand and revenue trends for our products and services.
     Sales to our largest customer, Cisco Systems, accounted for approximately $7.1 million, or 18.6%, and $14.0 million, or 18.5%, of our total revenues for the three and six months ended June 30, 2009, respectively, and $9.2 million, or 20.0%, and $19.7 million, or 22.5%, of our total revenues for the three and six months ended June 30, 2008, respectively. To date, we have sold our products primarily to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we continue to develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generate a majority of our revenues from product shipments to customer locations within the United States. We generated revenues from product shipments to international locations of $13.5 million, or 35.1%, and $30.2 million, or 40.0%, of our total revenues for the three and six months ended June 30, 2009, respectively, and $17.0 million, or 37.1%, and $30.9 million, or 35.2%, of our total revenues for the three and six months ended June 30, 2008, respectively. We intend to continue increasing our sales efforts internationally with specific focus on Europe and the Asia Pacific regions. Looking forward, and given the acquisition of Catapult with its historical revenues concentrated outside of the United States, we expect our international revenues to continue to grow on an annualized basis as a percentage of our total revenues.
     In some instances our software products may be installed and operated independently from our hardware products. At other times, our software products are installed on and work with our hardware products to enhance the functionality of the overall test system. As our software is generally more than incidental to the sale of our test systems, we recognize revenue by applying the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (collectively, “SOP 97-2”).
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
     When a sale involves multiple elements, or multiple products, and we have vendor-specific objective evidence (“VSOE”) of fair value for each element in the arrangement, we recognize revenue based on the relative fair value of all elements within the arrangement. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon stated PCS renewal rates for certain arrangements. Many of our products, such as our software products, typically include an initial period (generally 90-day or 12-month periods) of free PCS, which is not sold separately. Accordingly, we are unable to establish VSOE for these products.
     In cases where VSOE only exists for the undelivered elements such as PCS, we apply the residual method to recognize revenue. Under the residual method, a portion of the total arrangement fee is allocated first to the undelivered elements, typically PCS, based on their VSOE, and the residual portion of the fee is allocated to the delivered elements, typically our hardware and software products, and is recognized as revenue assuming all other revenue recognition criteria as described above have been met.
     If VSOE cannot be determined for all undelivered elements of an arrangement, we defer revenue until the earlier of (i) the delivery of all elements or (ii) the establishment of VSOE for all undelivered elements, provided that if the only undelivered element is PCS or a service, the total arrangement fee is recognized as revenue over the PCS or service term.
     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our implied PCS obligation also ceases for products that are not license managed provided we have discontinued development, sales activities and support for those specific products. Our license management system locks a software license to a specific computer or Ixia hardware product on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the three months ended June 30, 2009 and 2008, services revenues related to our implied PCS obligations remained flat at $1.0 million. For the six months ended June 30, 2009 and 2008, services revenues related to our implied PCS obligations remained flat at $2.1 million. For the three and six months ended June 30, 2009, $576,000 of deferred revenue relating to implied PCS was reversed and recognized as product revenues as a result of a certain product that is no longer developed, sold or supported. There were no such reversals for the three and six months ended June 30, 2008. Future reversals of implied PCS deferred revenue may occur over the next 12 months as a result of the future license management of additional products and our determination not to provide PCS to certain customers after the expiration of the contractual PCS period.
     Revenues from our separately purchased extended hardware warranty arrangements are recognized ratably over the contractual coverage period. We recognize revenues from training and other professional services at the time the services are provided or completed, as applicable.
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
     Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. The estimated fair value for accounting purposes of each share-based award is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based awards. The determination of the fair value for accounting purposes of share-based awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility of a share-based award are based on historical and other data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Consistent with our past practice, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach.
     For the three and six months ended June 30, 2009, stock-based compensation expense was $2.6 million and $6.4 million, respectively. Stock-based compensation for the three and six months ended June 30, 2008 was $2.4 million and $5.4 million, respectively. The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2009 and through 2013 related to unvested share-based awards as of June 30, 2009 was approximately $12.2 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
     Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing, operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly at our facilities in Calabasas, California and Mountain View, California. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers.
     In January 2009, we entered into an agreement with Plexus Services Corp (“Plexus”), a major electronic manufacturing services company, to improve our manufacturing process and supply chain management. The term of the agreement is for five years, and the agreement provides for Plexus to manufacture and manage our supply chain for many of our chassis and interface cards. In February 2009, we began transitioning some of our manufactured products to Plexus, and expect to fully transition all of our high volume manufactured products to Plexus by the end of 2009.
     Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues does not include an allocation of the amortization of intangible assets related to our acquisitions of certain businesses, product lines and technologies, which are discussed below and included on a separate line item within our consolidated statements of income.
     Our cost of revenues as a percentage of total revenues is primarily affected by the following factors:
•	our pricing policies and those of our competitors;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of customers and sales channels through which our products are sold;

•	the mix of our products sold, such as the mix of software versus hardware product sales;

•	new product introductions by us and by our competitors;

•	demand for our products; and

•	production volume.
     In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we expect to continue to experience pricing pressure on larger transactions and from larger customers as a result of competition and the current global business environment.
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist primarily of research and development, sales and marketing and general and administrative expenses. For the remainder of 2009, we expect these expenses, excluding stock-based compensation expenses discussed above, to increase significantly over the second quarter levels due to the recently completed acquisition of Catapult. Our operating expenses also include the amortization of intangible assets, acquisition related costs and restructuring expenses.
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
     Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their useful lives. Periodically we review goodwill and other intangible assets for impairment. An impairment charge would be recorded to the extent that the carrying value exceeds the fair value in the period that the impairment circumstances occurred. The future amortization of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies or product lines or are required to record impairment charges related to our acquired intangible assets. We expect to record quarterly amortization of approximately $2.7 million for the remainder of 2009 related to the recently completed Catapult acquisition.
     Acquisition related costs are expensed as incurred and consist primarily of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting, tax, due diligence, valuation and other related services, integration related consulting fees, required regulatory costs and other related expenses. We expect our acquisition related expenses to fluctuate over time based on the timing of our acquisitions and related integration activities.
     Restructuring expenses consist primarily of employee severance costs and related charges. We expect to incur additional restructuring expenses over the near term as we complete the integration of our June 2009 acquisition of Catapult. For additional information, please see Note 4 of Notes to Condensed Consolidated Financial Statements.
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
RESULTS OF OPERATIONS
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Products	79.3%	84.5%	80.1%	84.2%
Services	20.7	15.5	19.9	15.8

Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	20.7	18.9	20.5	19.2
Cost of revenues — services	2.1	2.5	2.3	2.5
Research and development	29.8	27.2	30.9	28.0
Sales and marketing	34.7	32.6	36.8	33.9
General and administrative	17.0	13.4	16.8	14.3
Amortization of intangible assets	3.6	3.2	3.6	3.3

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Acquisition related	6.6	0.0	3.3	0.8
Restructuring	2.6	—	1.3	—

Total costs and operating expenses	117.1	97.8	115.5	102.0

(Loss) income from operations	(17.1)	2.2	(15.5)	(2.0)
Interest and other income, net	1.7	3.8	1.6	5.2

Other-than-temporary impairment on investments	—	—	(1.9)	—

(Loss) income before income taxes	(15.4)	6.0	(15.8)	3.2
Income tax (benefit) expense	(8.5)	2.1	(7.0)	1.0

Net (loss) income	(6.9)%	3.9%	(8.8)%	2.2%

____________________

(1) Stock-based compensation included in:
Cost of revenues — products	0.2%	0.2%	0.3%	0.3%
Cost of revenues — services	0.1	0.1	0.1	0.1
Research and development	2.7	1.7	3.5	2.2
Sales and marketing	2.1	1.9	2.7	2.0
General and administrative	1.7	1.5	1.8	1.6
Comparison of Three and Six Months Ended June 30, 2009 and 2008
     Revenues. In the second quarter of 2009, total revenues decreased 16.4% to $38.4 million from the $45.9 million recorded in the second quarter of 2008. This decrease in total revenues in the second quarter of 2009 as compared to the same period last year was primarily due to a $8.3 million decrease in product revenues partially offset by a $827,000 increase in service revenues. Revenues from products decreased to $30.4 million in the second quarter of 2009 from $38.8 million in the same period in 2008 primarily due to a $11.7 million decrease in shipments of our hardware products (primarily our Ethernet interface cards) and a $727,000 decrease in shipments of our software products (primarily our Layer 2/3 and IxChariot software products) in the second quarter of 2009 over the same period in 2008. This decrease in product revenues was partially offset by the $2.8 million in revenue related to Catapult from the acquisition date through the end of the period. Catapult revenues since the acquisition date are not indicative of the results had the acquisition been effective at the beginning of the second quarter of 2009 due in part to the timing of when orders are received and when revenue is recognized, which is generally weighted toward the latter half of its calendar quarters similar to that of the Company.
     In the first six months of 2009, total revenues decreased 13.8% to $75.5 million from $87.6 million recorded in the same period of 2008. This decrease primarily relates to a $13.2 million decrease in product revenues partially offset by a $1.2 million increase in service revenues in the first six months of 2009 over the same period in 2008. The decrease in product revenue is primarily due to a $14.9 million decrease in shipments of our hardware products (primarily our Ethernet interface cards) in the first six months of 2009 over the same period in 2008 and by a $1.6 million decrease in shipments of our software products (primarily our IxChariot and IxLoad software products) in the first six months of 2009 over the same period in 2008. This decrease in product revenues was partially offset by the $2.8 million in revenue related to Catapult from the acquisition date through the end of the period. Catapult revenues since the acquisition date are not indicative of the results had the acquisition been effective at the beginning of the six month period ended June 30, 2009 due in part to the timing of when orders are received and when revenue is recognized, which is generally weighted toward the latter half of its calendar quarters similar to that of the Company.
     Revenues from Cisco Systems, our largest account, were $7.1 million, representing 18.6% of our total revenues for the second quarter of 2009, compared to $9.2 million or 20.0% of our total revenues for the second quarter of 2008. Revenues from Cisco Systems were $14.0 million, representing 18.5% of our total revenues for the first six months of 2009, compared to $19.7 million or 22.5% of our total revenues for the same period in 2008.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 22.8% in the second quarter of 2009 from 21.4% in the second quarter of 2008. Our cost of product revenues decreased to $7.9 million in the second quarter of 2009 from $8.7 million in the same period of 2008 primarily due to the decrease in product revenues resulting in lower cost of goods, partially offset by higher inventory related charges for slow moving and excess inventory. For the second quarter of 2009, our cost of services revenues decreased to $801,000 from $1.1 million in the same period of 2008 primarily due to a decline in warranty repair costs.
     As a percentage of total revenues, our total cost of revenues increased to 22.8% in the first six months of 2009 from 21.7% in the first six months of 2008. Our cost of product revenues decreased 7.9% to $15.5 million in the first six months of 2009 from $16.8 million in the same period of 2008 primarily due to the decrease in product revenues, partially offset by higher inventory related charges for slow moving and excess inventory. For the six months ended June 30, 2009, our cost of services revenues decreased to $1.7 million from $2.2 million in the same period of 2008 due in part to a decline in warranty repair costs.
     Research and Development Expenses. Research and development expenses for the second quarter of 2009 and 2008 were $11.4 million and $12.5 million, respectively. The decrease in research and development expense in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to lower compensation and related employee costs of $1.3 million primarily due to the elimination of bonuses in 2009 and favorable foreign currency exchange rates, particularly in Romania and India where the local currencies weakened against the U.S. Dollar in the second quarter of 2009 as compared to the second quarter of 2008, and lower travel expenses of $278,000. These expense decreases were partially offset by higher consultant costs of $490,000 (primarily in India and the United States) and an increase in stock-based compensation expense of $268,000 in the second quarter of 2009. Research and development expenses also included $220,000 of costs related to Catapult from the acquisition date through the end of the period.
     For the first six months of 2009, research and development expenses decreased 4.9% to $23.3 million from $24.5 million in the same period of 2008. This decrease was primarily due to lower compensation and related employee costs of approximately $2.0 million in the first six months of 2009 primarily due to the elimination of bonuses in 2009 and favorable foreign currency exchange rates, particularly in Romania and India where the local currencies weakened against the U.S. Dollar in the first six months of 2009 as compared to the same period of 2008, and lower travel expenses of $446,000. These decreases were partially offset by an increase in stock-based compensation expense of approximately $780,000 and higher consultant costs of $747,000 (primarily in India and the United States) in the first six months of 2009. Research and development expenses also included $220,000 of costs related to Catapult from the acquisition date through the end of the period.
     Sales and Marketing Expenses. In the second quarter of 2009, sales and marketing expenses decreased $1.6 million to $13.4 million from the $15.0 million incurred in the same period of 2008. This decrease was primarily due to lower compensation and related employee costs, including travel, of $1.2 million and lower sales training and program expenses of $508,000. These expense decreases were partially offset by the incremental expense incurred related to our acquisition of Catapult (from the acquisition date through the end of the period) of $365,000. The decrease in compensation and related employee costs in the second quarter of 2009 as compared to the second quarter of 2008 was primarily due to lower commissions, the elimination of bonuses in 2009 and by favorable foreign currency exchange rates, particularly in Great Britain, where the local currency weakened against the U.S. dollar in the second quarter of 2009 as compared to the second quarter of 2008.
     For the first six months of 2009, sales and marketing expenses decreased 6.6% to $27.8 million from $29.7 million in the same period of 2008. This decrease was primarily due to lower compensation and related employee costs, including travel, of $1.5 million, and lower sales training and programs of $830,000. These expense decreases were partially offset by the incremental expense incurred related to our acquisition of Catapult (from the acquisition date through the end of the period) of $365,000. The decrease in compensation and related employee costs in the first six months of 2009 as compared to the same period of 2008 was primarily due to lower commissions, the elimination of bonuses in 2009 and by favorable foreign currency exchange rates, particularly in Great Britain, where the local currency weakened against the U.S. dollar in the first six months of 2009 as compared to the same period of 2008.
     General and Administrative Expenses. In the second quarter of 2009, general and administrative expenses increased 6.4% to $6.5 million from the $6.1 million incurred in the second quarter of 2008. This increase was primarily due to higher litigation related expenses of $352,000 in the second quarter of 2009 compared to the same period in 2008.

     For the first six months of 2009, general and administrative expenses increased 2.6% to $12.7 million from $12.4 million in the same period of 2008. This increase was primarily due to higher litigation related expenses of $880,000 partially offset by lower recruiting fees of $436,000 and lower bonus expenses of $347,000 due to the elimination of bonuses in 2009.
     Amortization of Intangible Assets. In the second quarter of 2009 and 2008, amortization of intangible assets remained flat at $1.4 million. In the first six months of 2009, amortization of intangible assets decreased to $2.7 million from the $2.9 million recorded in the first six months of 2008. These decreases primarily related to the completion of amortization periods for certain intangible assets, partially offset by the incremental amortization of intangibles primarily related to the acquisition of Catapult.
     Acquisition Related Expenses. Acquisition related expenses for the second quarter of 2009 and 2008 were $2.5 million and $18,000, respectively. Acquisition related expenses for the six months ended June 30, 2009 and 2008 were $2.5 million and $738,000, respectively. Acquisition related expenses incurred in the three and six months ended 2009 increased over the same periods in 2008 due to our acquisition of Catapult on June 23, 2009, which included a success-based banking fee and an increase in expenses for due diligence and other professional services. For additional information, please see Note 3 of Notes to Condensed Consolidated Financial Statements.
     Restructuring. Restructuring expenses for the three and six months ended June 30, 2009 were $1.0 million, and consisted primarily of employee severance costs. We expect that the restructuring initiative will produce annual cost savings of approximately $6.0 million. For additional information, please see Note 4 of Notes to Condensed Consolidated Financial Statements.
     Interest and Other Income, Net. Interest and other income, net decreased to $668,000 in the second quarter of 2009 from the $1.8 million recorded in the second quarter of 2008. Interest and other income, net decreased to $1.2 million in the first six months of 2009 from the $4.5 million recorded in the first six months of 2008. These decreases were primarily due to the lower effective yields during the three and six months ended June 30, 2009 compared to the same periods in 2008.
     Other-than-Temporary Impairment on Investments. In the first quarter of 2009, other-than-temporary impairments on investments totaled $1.4 million. There were no such write-downs in the same period of 2008. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. During the first quarter of 2009, we recorded a pre-tax other-than-temporary impairment charge of $1.4 million related to our illiquid auction rate securities (“ARS”). See below under “Liquidity and Capital Resources” and also see Notes to Consolidated Financial Statements for additional information.
     Income Tax. Income tax benefit was $3.3 million, or a effective rate of 55.1%, for the second quarter of 2009 as compared to an income tax expense of $981,000, or an effective rate of 35.5%, for the second quarter of 2008.  Income tax benefit was $5.3 million, or an effective rate of 44.4%, for the first six months of 2009 as compared to an income tax expense of $894,000, or an effective rate of 32.1%, for the first six months of 2008.  The overall increase in the effective rate for the second quarter and first six months of 2009 as compared to the comparable periods in 2008 was primarily due to an overall decrease in pre-tax income and the corresponding effects of discrete items such as non-deductible transaction costs and other stock based compensation related items.
LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations with our cash balances, cash generated from operations and proceeds from our initial offering. The following table sets forth our summary cash flows for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	3,286	17,248
Net cash (used in) provided by investing activities	(158,399)	1,099
Net cash used in financing activities	(6,745)	(38,782)
     Our cash, cash equivalents and short- and long-term investments, when viewed in the aggregate, decreased to $135.7 million as of June 30, 2009 from $206.3 million as of December 31, 2008 primarily due to the acquisition of Catapult for which $104.6 million was paid during the period, which was offset by Catapult’s existing cash and investments balance of $41.2 million, and the repurchase of $8.4 million of our common stock pursuant to our stock buyback program announced in November 2008.
     Net cash provided by operating activities was $3.3 million in the first six months of 2009 and $17.2 million in the same period of 2008. Net cash generated from operations in the first six months of 2009 and 2008 was provided primarily by a net loss of $6.6 million and net income of $1.9 million, respectively, adjusted for non-cash items. In the first six months of 2009 and 2008, non-cash items included $7.8 million and $8.8 million, respectively, for depreciation and amortization of fixed and intangible assets, and non-cash stock-based compensation charges of $6.4 million and $5.4 million, respectively. During the first six months of 2009, non-cash items also included a $1.4 million other-than-temporary impairment charge related to our illiquid auction rate securities as well as an increase in our net deferred taxes of $6.4 million due in part to our taxable loss position through the first six months of 2009.
     Net cash used in investing activities for the first six months of 2009 was $158.4 million as compared to net cash provided by investing activities of $1.1 million for the first six months of 2008. In the first six months of 2009, cash used in investing activities principally consisted of $77.3 million from the net purchase of investment securities and the acquisition of Catapult in June 2009 which resulted in cash paid, net of cash acquired, of $76.4 million. In the first six months of 2008, cash provided by investing activities consisted of $6.1 million of net proceeds from marketable securities, partially offset by $4.8 million related to the purchase of property and equipment.
     Net cash used in financing activities for the first six months of 2009 and 2008 was $6.7 million and $38.8 million, respectively. The net cash used in financing activities during the first six months of 2009 and 2008 was primarily due to the repurchase of our common stock for an aggregate purchase price of $8.4 million and $40.8 million, respectively.
     The continuing adverse conditions in the financial markets have reduced our ability to liquidate our auction rate securities that we have classified as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $135.7 million as of June 30, 2009, $7.6 million ($23.4 million at cost) consists of illiquid auction rate securities. Given the disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rates and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. During the first quarter of 2009, the estimated fair value of our auction rate securities declined substantially. In light of the impact of the ongoing financial crisis on banks and financial institutions and the relatively low credit ratings of our auction rate securities, among other factors, during the first quarter of 2009, we recorded an additional unrealized other-than-temporary impairment charge of $1.4 million (pre-tax) to earnings related to our auction rate securities.
     The following table summarizes the activity for the three and six months ended June 30, 2009 and 2008 for those financial assets (primarily our auction rate securities) where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Beginning balance	$1,806	$14,335	$3,211	$14,345
Unrealized gain (loss) recorded in other comprehensive income	1,462	(952)	1,462	(962)
Unrealized loss recorded in earnings	—	—	(1,405)	—
Additions from Catapult (See Note 3)	4,366	—	4,366	—

Ending balance	$7,634	$13,383	$7,634	$13,383

Unrealized losses recorded in earnings for level 3 assets still held at June 30	$—	$—	$(1,405)	$—

     We will continue to monitor the market for auction rate securities. The fair value of our investments in auction rate securities may be adversely impacted by, among other events: (i) a further deterioration in market conditions; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuers of the securities. Should such an event occur, we may need to record additional unrealized losses related to these securities.
     On July 28, 2009, Standard & Poor’s Ratings Services downgraded the credit rating of our Ambac Assurance Auction Market Preferred Shares (“AMPS”) from B to C. Ambac Assurance also announced that it will discontinue paying monthly dividends on the AMPS effective August 1, 2009. As of June 30, 2009, the estimated fair value of our AMPS was $1.6 million (cost of $15.0 million). This downgrade and cessation of dividend information, along with any other new information, will be considered in determining the estimated fair value of our AMPS at September 30, 2009 and may result in an other-than-temporary impairment charge to earnings.
     As a result of our second quarter 2009 acquisition of Catapult (see Note 3), we assumed $2.7 million in additional future minimum lease commitments under noncancelable operating leases for varying periods through May 2014. In addition, in connection with the acquisition of Catapult, we also assumed a net liability for uncertain tax positions of approximately $6.4 million, which may be payable by us in the future. We are not able to reasonably estimate the timing of the tax payments or the amount by which the liability for uncertain tax positions will increase or decrease over time.
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
SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current global economy, our success with the integration of our recently completed acquisition of Catapult, competition, consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s 2008 Form 10-K and in our other filings with the Commission, including without limitation the risks discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. We maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. Treasury, government and agency debt securities, corporate debt securities, auction rate securities and money market funds. Our cash equivalents and investments consist of both fixed and variable rate securities. We do not use any derivatives or similar instruments to manage our interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. Currently, the carrying amount of our fixed rate securities approximates fair market value. Our fixed rate securities are currently classified as available-for-sale securities. While we do not intend to sell these fixed rate securities prior to maturity based on a sudden change in market interest rates, should we choose to sell these securities in the future, our consolidated operating results or cash flows may be adversely affected. A portion of our cash equivalents and investments portfolio consists of variable interest rate securities. Accordingly, we also have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall. The continuing adverse conditions in the credit markets has caused a macro shift in investments into highly liquid short-term investments such as U.S. Treasury bills and U.S. government and agency debt securities. This has caused a significant decline in our overall portfolio interest rates, which we expect will reduce interest income levels in 2009 when compared to 2008. In addition, further deterioration of the financial markets, among other factors, may require us to record additional impairments of our investments. See Note 9 to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report.
Exchange Rate Sensitivity
     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales, development and service operations outside of the United States, we do have transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee, Chinese Yuan, Singapore Dollar, Philippine Peso, Canadian Dollar, Swedish Kronor, Euro and British Pound. We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated primarily in Japanese Yen. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2009), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     On June 23, 2009, we acquired Catapult Communications Corporation (“Catapult”). Catapult operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to complete our assessment of Catapult’s systems and controls and incorporate Catapult’s processes into our own systems and control environment. We currently expect to complete this assessment and incorporation of Catapult’s processes and control environment into our system of controls and control environment in the second half of 2009. We intend to disclose all material changes in internal control over financial reporting resulting from the acquisition of Catapult prior to or in our 2009 Annual Report on Form 10-K in which we include Catapult in our annual assessment of internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 10, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
ITEM 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most significant for you to consider and that could materially and adversely affect our business, financial condition or future results are discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
     We have also added below risk factors entitled “We may not realize the expected financial benefits from our acquisition of Catapult Communications Corporation” and “The inability to successfully defend claims from taxing authorities or the adoption of new tax legislation could adversely affect our operating results and financial position” that should be considered in addition to the risk factors disclosed in our 2008 Form 10-K. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in our 2008 Form 10-K. Additional risks and uncertainties, including risks and uncertainties which are not presently known to us or which we currently do not deem to be significant, may also materially impair or adversely affect our business operations and our results of operations, financial condition and cash flows.
We may not realize the expected financial benefits from our acquisition of Catapult Communications Corporation.
     On June 23, 2009, we completed our acquisition of Catapult Communications Corporation (“Catapult”). Achieving the expected benefits of this acquisition will require us to, among other things, increase the revenue growth rate of Catapult, retain key employees of Catapult, successfully introduce and gain market acceptance for Catapult’s wireless products and realize certain anticipated cost savings and synergies. If we are unable to integrate our businesses successfully, then we may fail to realize the anticipated synergies and growth opportunities or achieve the cost savings and revenue growth we expect from the acquisition. As a result, our results of operations, financial condition and cash flows may be adversely impacted.
The inability to successfully defend claims from taxing authorities or the adoption of new tax legislation could adversely affect our operating results and financial position.
     We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those jurisdictions. Due to the complexity of tax laws in those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from tax authorities related to these differences could have an adverse impact on our results of operations, financial condition and cash flows. In addition, legislative bodies in the various countries where we do business may from time to time adopt new tax legislation that could have a material adverse affect on our results of operations, financial condition and cash flows.
     On May 5, 2009, the Obama administration announced several proposals to reform U.S. tax rules for international operations of U.S. taxpayers. The proposed changes would limit the ability of U.S. corporations to deduct expenses attributable to unrepatriated earnings, modify the foreign tax credit and modify the “check-the-box” rules. It is unclear whether these proposed tax reforms will be enacted and, if enacted, what the scope of the reforms will be. Depending on their content, such reforms, if enacted, could have an adverse effect on our future financial results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In November 2008, we announced a stock buyback program (the “Program”) to repurchase up to $25 million of our common stock. During the three months ended June 30, 2009, we repurchased 558,352 shares under the Program. These repurchased shares remain authorized, but are no longer issued and outstanding. The Program expired on May 29, 2009.
     The following table summarizes our stock repurchase activity under the Program for the three months ended June 30, 2009:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that may
		Average Price	Announced	yet be Purchased
	Total Number of	Paid	Plans or	under the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
April 1 — April 30	315,352	$5.46	315,352	$16,929,049
May 1 — May 31	243,000	5.61	243,000	13,844,894
June 1 — June 30	—	—	—	—

	558,352	$5.52	558,352	—

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	On May 28, 2009, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”).

(b)	At the Annual Meeting, the following persons were elected as directors of the Company. The number of votes cast for each director as well as the number of votes withheld, are listed opposite each director’s name.

Name of Director	Votes Cast For Director	Votes Withheld
Laurent Asscher	58,916,466	1,766,799
Atul Bhatnagar	60,510,246	173,019
Jonathan Fram	54,447,342	6,235,923
Errol Ginsberg	60,451,085	232,180
Gail Hamilton	58,936,366	1,746,899
Jon F. Rager	58,440,830	2,242,435
(c)	At the Annual Meeting, with 33,135,547 votes cast in favor and 19,650,524 votes cast against, the shareholders approved an amendment to the Company’s 2008 Equity Incentive Plan, as amended, to (1) increase the total number of shares of Common Stock authorized and reserved for issuance thereunder as equity incentives by 3,000,000 shares and (2) increase the limitation on the aggregate number of shares that may be issued pursuant to restricted stock units and restricted stock awards granted thereunder by 3,000,000, from a total of 2,000,000 to a total of 5,000,000 shares. There were 5,000,552 broker non-votes with respect to this matter and 2,896,642 abstentions.

(d)	At the Annual Meeting, with 60,617,500 votes cast in favor and 47,921 votes cast against, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. There were 17,844 abstentions with respect to this matter.

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
ITEM 6. Exhibits

2.1	Agreement and Plan of Merger dated as of May 11, 2009 among Ixia, Catapult Communications Corporation and Josie Acquisition Company(1)

2.2	Support Agreement dated as of May 11, 2009 among Ixia, Josie Acquisition Company and the stockholders listed on the signature pages thereto(2)

10.1	Employment Agreement dated as of May 11, 2009 by and between Ixia and Richard A. Karp(3)

10.2	Amendment No. 2 to Ixia 2008 Equity Incentive Plan, as amended(4)

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K dated May 11, 2009 (File No. 000-31523), as filed with the Commission on May 12, 2009.

(2)	Incorporated by reference to Exhibit 2.2 to Ixia’s Current Report on Form 8-K dated May 11, 2009 (File No. 000-31523), as filed with the Commission on May 12, 2009.

(3)	Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K dated May 11, 2009 (File No. 000-31523), as filed with the Commission on May 12, 2009.

(4)	Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K dated May 28, 2009 (File No. 000-31523), as filed with the Commission on June 2, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA
Date: August 7, 2009	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002