Form 10-Q
period 2009-09-30
IXIA
filed 2009-11-06
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	62,914,417 (Outstanding at November 2, 2009)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$15,322	$192,791
Short-term investments in marketable securities	58,565	9,850
Accounts receivable, net of allowance for doubtful accounts of $643 and $764 as of September 30, 2009 and December 31, 2008, respectively	37,219	34,001
Inventories	16,182	14,966
Deferred income taxes	6,313	4,855
Prepaid expenses and other current assets	4,140	4,981

Total current assets	137,741	261,444

Investments in marketable securities	54,813	3,657
Property and equipment, net	18,056	18,506
Deferred income taxes	26,835	14,945
Intangible assets, net	52,032	10,592
Goodwill	39,194	16,728
Other assets	2,290	2,554

Total assets	$330,961	$328,426

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,228	$4,729
Accrued expenses	20,612	18,823
Deferred revenues	24,481	19,558
Income taxes payable	673	452

Total current liabilities	49,994	43,562

Deferred revenues	4,681	6,109
Other liabilities	12,321	5,559

Total liabilities	66,996	55,230

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 62,635 and 63,391 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	85,717	92,386
Additional paid-in capital	116,155	107,882
Retained earnings	60,314	73,182
Accumulated other comprehensive income (loss)	1,779	(254)

Total shareholders’ equity	263,965	273,196

Total liabilities and shareholders’ equity	$330,961	$328,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Products	$37,076	$39,888	$97,598	$113,605
Services	9,298	7,436	24,305	21,290

Total revenues	46,374	47,324	121,903	134,895

Costs and operating expenses:(1)
Cost of revenues — products	10,461	8,100	25,971	24,940
Cost of revenues — services	823	965	2,567	3,153
Research and development	13,692	12,483	37,001	36,991
Sales and marketing	15,233	14,474	42,990	44,197
General and administrative	7,359	6,526	20,097	18,944
Amortization of intangible assets	3,774	1,374	6,485	4,282
Acquisition related	880	—	3,402	738
Restructuring	2,527	—	3,538	—

Total costs and operating expenses	54,749	43,922	142,051	133,245

(Loss) income from operations	(8,375)	3,402	(20,148)	1,650
Interest and other income, net	343	1,405	1,572	5,938
Other-than-temporary impairment on investments	(1,356)	(4,298)	(2,761)	(4,298)

(Loss) income before income taxes	(9,388)	509	(21,337)	3,290
Income tax (benefit) expense	(3,165)	26	(8,469)	920

Net (loss) income	$(6,223)	$483	$(12,868)	$2,370

(Loss) earnings per share:
Basic	$(0.10)	$0.01	$(0.21)	$0.04
Diluted	$(0.10)	$0.01	$(0.21)	$0.04

Weighted average number of common and common equivalent shares outstanding:
Basic	62,551	63,473	62,649	65,580
Diluted	62,551	64,416	62,649	66,539

(1) Stock-based compensation included in:
Cost of revenues — products	$76	$120	$339	$368
Cost of revenues — services	29	45	129	140
Research and development	596	866	3,259	2,749
Sales and marketing	271	781	2,332	2,555
General and administrative	626	552	1,986	1,920
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(12,868)	$2,370
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effect of acquisitions:
Depreciation and amortization	7,631	8,716
Amortization of intangible assets	6,485	4,282
Stock-based compensation	8,045	7,732
Deferred income taxes	(10,212)	(787)
Impairment on investments	2,761	4,298
Tax benefit (shortfall) from stock option transactions	228	(595)
Excess tax benefits from stock-based compensation	(77)	(188)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	597	(4,829)
Inventories	2,734	1,254
Prepaid expenses and other current assets	2,471	(400)
Other assets	1,399	(1,498)
Accounts payable	(1,053)	1,016
Accrued expenses	(5,473)	922
Deferred revenues	(2,405)	(357)
Income taxes payable and other liabilities	133	723

Net cash provided by operating activities	396	22,659

Cash flows from investing activities:
Purchases of property and equipment	(6,166)	(7,117)
Purchases of available-for-sale securities	(236,204)	—
Proceeds from available-for-sale securities	149,621	2,001
Purchases of held-to-maturity securities	—	(8,924)
Proceeds from held-to-maturity securities	—	13,071
Purchases of other intangible assets	(156)	(203)
Payments in connection with acquisitions, net of cash acquired	(78,368)	(2,200)

Net cash used in investing activities	(171,273)	(3,372)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	1,755	2,581
Repurchase of common stock	(8,424)	(40,809)
Excess tax benefits from stock-based compensation	77	188

Net cash used in financing activities	(6,592)	(38,040)

Net decrease in cash and cash equivalents	(177,469)	(18,753)
Cash and cash equivalents at beginning of period	192,791	188,892

Cash and cash equivalents at end of period	$15,322	$170,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of converged test systems and services for wireless and wired infrastructures and services. Our hardware and software allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 100 gigabits per second and wireless networks that carry data traffic over optical fiber, electrical cable and airwaves. We also offer hardware platforms and equipment that test wireless equipment, especially those associated with 3G (third generation) and 4G (fourth generation or Long-Term Evolution (LTE)) networks. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2009 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2008 has been derived from our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     We evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date we issued these financial statements.
3. Acquisition
     Catapult Communications Corporation
     On June 23, 2009, we completed our acquisition of all of the outstanding shares of common stock of Catapult Communications Corporation (“Catapult”). Catapult provides advanced wireless test systems to network equipment manufacturers and service providers worldwide. Catapult’s 3G and 4G wireless networking test solutions complement our IP performance test systems and service verification platforms. With this acquisition, we have broadened our product portfolio and are able to provide a single source solution for testing converged IP services over wireless and wireline networks to new and existing customers. In addition, we expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Catapult’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.
     The aggregate consideration totaled $106.6 million and consisted of (i) $104.6 million paid for the outstanding shares of common stock of Catapult and (ii) $2.0 million paid to holders of options to purchase Catapult common stock that were cancelled in connection with the acquisition and that had exercise prices lower than the per share purchase price. For the three and nine months ended September 30, 2009, acquisition costs related to the Catapult transaction, including integration activities, were $642,000 and $3.2 million, respectively. These acquisition related costs have been expensed as incurred, and have been included within the Acquisition Related expenses line item on our consolidated statements of income. The acquisition was funded from our existing cash and cash equivalents.
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
     The following table summarizes proforma total revenues and net loss of the combined entity had the acquisition of Catapult occurred on January 1, 2009 and 2008, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Actual)	(Proforma)	(Proforma)	(Proforma)
Total revenues	$46,374	$55,987	$137,208	$159,583
Net loss	(6,223)	(2,157)	(26,149)	(10,614)

     The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among others items, amortization of identifiable intangible assets and reductions in revenues related to the estimated fair value adjustment to deferred revenues. Since the acquisition date, the results of Catapult’s operations have been included in our consolidated financial statements, which include revenues of $7.5 million and a loss before taxes of approximately $7.1 million related to Catapult for the three months ended September 30, 2009 and revenues of $10.4 million and a loss before taxes of approximately $5.6 million related to Catapult for the nine months ended September 30, 2009. The combined results, as well as those of Catapult included in the Company’s results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.
     Agilent Technologies’ N2X Data Networks Product Line
     On October 30, 2009, we completed our acquisition from Agilent Technologies, Inc. (“Agilent”) of its N2X Data Network Testing Product Line business (“N2X Business”). The N2X Business provides network equipment manufacturers and service providers with solutions to validate the performance and scalability characteristics of next-generation network equipment for voice, video and data (multiplay) services. With this acquisition, we expect to be able to broaden our product portfolio, expand our customer base, accelerate our growth in key markets and capture additional market share. In addition, we expect to realize operational and cost synergies, leverage the existing sales channels and product development resources, and utilize the assembled workforce. We believe that these factors, among others, will contribute to a purchase price in excess of the estimated fair value of the net identifiable assets acquired, and, as a result, we expect to record goodwill in connection with this transaction.
     Ixia paid a cash purchase price of $44,075,000, subject to a post-closing working capital adjustment, and assumed certain liabilities of Agilent relating to the N2X Business. The aggregate purchase price was funded from our existing cash and cash equivalents. In return for the consideration paid, we acquired certain assets and liabilities of Agilent’s N2X Business, including inventory, accounts receivables, fixed assets, accounts payable, customer relationships, certain intellectual property rights, and other assets required to run the business. The assembled workforce of the N2X Business comprises of approximately 200 individuals engaged primarily in research and development and sales activities. As part of the transaction, we also entered into a Transition Services Agreement with Agilent whereby Agilent will continue to operate certain portions of the N2X Business for the next several months as we work to transition the employees and operations to Ixia.
     For the three and nine months ended September 30, 2009, acquisition costs related to this transaction totaled $238,000. These acquisition costs have been expensed as incurred, and have been included within the Acquisition Related expenses line item on our consolidated statement of income.
     We are currently in the process of estimating the fair values of the assets acquired (including the determination of the useful lives of the acquired intangible assets) and liabilities assumed at the date of acquisition in order to complete our allocation of the purchase price as well as to prepare the supplemental pro forma information. We are also evaluating whether the goodwill that we expect to record in connection with this transaction will be deductible for income tax purposes.
4. Restructuring Costs
     During the second quarter of 2009 and prior to the acquisition of Catapult, our management approved, committed to and initiated a plan to restructure our operations (“Ixia Restructuring”). The Ixia Restructuring included a reduction in force of approximately 80 positions, which represented approximately 9-10% of our worldwide work force, including contractors, prior to the announcement of the restructuring. We recognized restructuring costs of approximately $1.0 million in the second quarter of 2009, which was recorded to the Restructuring line item within our consolidated statements of income. These costs primarily related to one-time employee termination benefits consisting of severance and other related costs. The restructuring was substantially completed during the third quarter of 2009, and as of September 30, 2009, we had approximately $67,000 of liability reserved related to the Ixia Restructuring.

     During the third quarter of 2009, our management approved, committed to and initiated a plan to restructure our operations in light of our acquisition of Catapult at the end of the second quarter of 2009 (“Catapult Restructuring”). The Catapult Restructuring included a reduction in force of approximately 45 positions, which represented approximately 4-5% of our worldwide work force, including contractors, at the beginning of the third quarter of 2009. We recognized restructuring costs of approximately $2.6 million related to one-time employee termination benefits consisting of severance and other related costs in the third quarter of 2009, which was recorded to the Restructuring line item within our consolidated statements of income. We expect to complete our Catapult Restructuring during the fourth quarter of 2009, and as of September 30, 2009, we had approximately $1.1 million of liability reserved related to the Catapult Restructuring.
     Activity and reserve balances for restructuring charges are as follows (in thousands):

		Ixia	Catapult
	Total	Restructuring	Restructuring
Reserve balances at January 1, 2009	$—	$—	$—
Initial costs	1,011	1,011	—
Cash payments	(256)	(256)	—
Adjustments	—	—	—

Reserve balances at June 30, 2009	755	755	—

Initial costs	2,558	—	2,558
Cash payments	(2,161)	(657)	(1,504)
Adjustments	(31)	(31)	—

Reserve balances at September 30, 2009	$1,121	$67	$1,054

5. Selected Balance Sheet Data
     Investments in marketable securities as of September 30, 2009 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale — short-term:
U.S. Treasury, government and agency debt securities	$44,021	$44,065
Corporate debt securities	13,850	14,500

Available-for-sale — long-term:
U.S. Treasury, government and agency debt securities	34,541	34,728
Corporate debt securities	14,387	14,538
Auction rate securities	3,866	5,547

	$110,665	$113,378

     Gross realized gains and gross realized losses on our marketable securities were not significant for the three and nine months ended September 30, 2009. As of September 30, 2009, our gross unrealized losses on our investments were not significant.

     Investments in marketable securities as of December 31, 2008 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale — short-term:
Corporate debt securities	$10,182	$9,850

Available-for-sale — long-term:
Auction rate securities	3,211	3,211
Corporate debt securities	446	446

	3,657	3,657

	$13,839	$13,507

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$4,072	$1,987
Work in process	3,218	4,932
Finished goods	8,892	8,047

	$16,182	$14,966

6. Shareholders’ Equity
     Stock-Based Compensation
     Stock-based compensation expense for the three and nine months ended September 30, 2009 was $1.6 million and $8.0 million, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2008 was $2.4 million and $7.7 million, respectively.
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected lives (in years)	3.1	4.1	3.5	4.1
Risk-free interest rates	2.0%	2.8%	1.6%	2.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	45.7%	47.1%	47.1%	49.2%
     The aggregate balance of gross unearned stock-based compensation related to unvested share-based awards as of September 30, 2009, was approximately $9.9 million, and this amount is expected to be expensed in the remainder of 2009 and through 2013.

     The following table summarizes stock option activity for the nine months ended September 30, 2009 (number of options and aggregate intrinsic value in thousands):

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2008	8,443	$8.30
Granted	980	5.65
Exercised	(210)	1.25
Forfeited/canceled	(627)	9.00

Outstanding as of September 30, 2009	8,586	$8.12	3.62	$3,871

Exercisable as of September 30, 2009	5,116	$8.44	2.44	$2,555

     The following table summarizes restricted stock unit activity for the nine months ended September 30, 2009 (number of awards in thousands):

		Weighted Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2008	1,475	$6.77
Awarded	164	5.34
Released	(352)	7.24
Forfeited/canceled	(62)	6.70

Outstanding as of September 30, 2009	1,225	$6.55

     In October 2009, we granted share-based awards to our employees consisting of approximately 1.0 million restricted stock units and 858,000 stock options which increased our aggregate balance of gross unearned stock-based compensation by an estimated $8.6 million. These grants consisted primarily of annual performance awards and new hire grants related to our Catapult acquisition.
     Stock Buyback Program
     We announced a six-month stock buyback program in November 2008 to repurchase up to $25 million of our common stock. This program expired in May 2009 and was in addition to the $50 million repurchase program, which was announced in August 2007 and completed in June 2008. From January 1, 2009 through the May 2009 expiration date, we repurchased 1.6 million shares of our common stock for $8.4 million, or approximately $5.19 per share. Between the inception of the $25 million share repurchase program and its expiration in May 2009, we repurchased approximately 2.1 million shares of our common stock at an average purchase price of $5.35 per share, or a total of approximately $11.2 million. These repurchased shares remain authorized, but are no longer issued and outstanding.
     Other Comprehensive Income
     For the three months ended September 30, 2009 and 2008, comprehensive loss was $5.7 million and $285,000, respectively. Comprehensive (loss) income for the nine month periods ended September 30, 2009 and 2008, was $(10.8) million and $1.0 million, respectively. In addition to net (loss) income in 2009 and 2008, the other components of comprehensive (loss) income, all net of tax, were changes in unrealized gain or loss on our investments and foreign currency translation adjustments.
7. (Loss) Earnings Per Share
     Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(6,223)	$483	$(12,868)	$2,370

Denominator:
Basic presentation:
Weighted average common shares	62,551	63,473	62,649	65,580

Denominator for basic calculation	62,551	63,473	62,649	65,580

Diluted presentation:
Shares used above	62,551	63,473	62,649	65,580
Weighted average effect of dilutive stock options and other share-based awards	—	943	—	959

Denominator for diluted calculation	62,551	64,416	62,649	66,539

Basic (loss) earnings per share	$(0.10)	$0.01	$(0.21)	$0.04

Diluted (loss) earnings per share	$(0.10)	$0.01	$(0.21)	$0.04

     The diluted earnings per share computations for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008, exclude employee stock options and other share-based awards to purchase or otherwise acquire 10.0 million, 7.7 million, 10.1 million and 8.3 million shares, respectively, which were antidilutive.
8. Concentrations
     Significant Customer
     For the three and nine months ended September 30, 2009 and 2008, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Amount of total revenues	$6,354	$9,228	$20,338	$28,973
As a percentage of total revenues	13.7%	19.5%	16.7%	21.5%
     As of September 30, 2009 and December 31, 2008, we had receivable balances from this customer approximating 11.4% and 13.9%, respectively, of total accounts receivable.
     International Data
     For the three and nine months ended September 30, 2009 and 2008, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Amount of total revenues	$19,132	$16,593	$49,337	$47,446
As a percentage of total revenues	41.3%	35.1%	40.5%	35.2%
     Long-lived assets are primarily located in the United States. As of September 30, 2009, approximately $8.6 million, or 5.2%, of our total long-lived assets were located at international locations. As of December 31, 2008, approximately $8.0 million, or 15.4%, of our total long-lived assets were located at international locations. Long-lived assets located at international locations consist primarily of fixed assets.

9. Fair Value Measurements
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Financial assets carried at fair value as of September 30, 2009 and December 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2009				December 31, 2008
		Quoted				Quoted
		Prices in				Prices in
		Active	Significant			Active	Significant
		Markets for	Other	Significant		Markets for	Other	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:(1)
Money market funds	$202	$202	$—	$—	$185,858	$185,858	$—	$—
Short-term investments:(1)
U.S. Treasury, government and agency debt securities	44,065	—	44,065	—	—	—	—	—
Corporate debt securities	14,500	—	14,500	—	9,850	—	9,850	—
Long-term investments:
U.S. Treasury, government and agency debt securities	34,728	—	34,728	—	—	—	—	—
Corporate debt securities	14,538	—	14,538	—	446	—	446	—
Auction rate securities (2)	5,547	—	—	5,547	3,211	—	—	3,211

Total financial assets	$113,580	$202	$107,831	$5,547	$199,365	$185,858	$10,296	$3,211

(1)	To estimate the fair value of our money market funds, U.S. Treasury, government and agency debt securities, and corporate debt securities, we use the estimated fair value per our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

(2)	Given the disruption in the auction process described below, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

     The following table summarizes the activity for the three and nine months ended September 30, 2009 and 2008 for those financial assets (primarily our auction rate securities) where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$7,634	$13,383	$3,211	$14,345
Unrealized gain (loss) recorded in other comprehensive income	219	(1,242)	1,681	(2,204)
Unrealized loss recorded in earnings	(1,356)	—	(2,761)	—
Settlements	(950)	—	(950)	—
Additions from Catapult (See Note 3)	—	—	4,366	—

Ending balance	$5,547	$12,141	$5,547	$12,141

Unrealized losses recorded in earnings for level 3 assets still held at September 30	$(1,356)	$—	$(2,761)	$—

     During the latter half of 2007, certain of our auction rate securities failed to auction due to sell orders exceeding buy orders. Of our total cash and investments balance of $128.7 million as of September 30, 2009, $5.5 million consists of illiquid auction rate securities. During the first quarter of 2009, the estimated fair value of our auction rate securities declined substantially. In light of the impact of the ongoing financial crisis on banks and financial institutions and the relatively low credit ratings of our auction rate securities, among other factors, we recorded an other-than-temporary impairment charge of $1.4 million (pre-tax) to earnings related to our auction rate securities in the first quarter of 2009. During the third quarter of 2009, Standard & Poor’s Ratings Services downgraded the credit rating of our Ambac Assurance Auction Market Preferred Shares (“AMPS”) from B to C. Ambac Assurance also discontinued paying monthly dividends on the AMPS effective August 1, 2009. Accordingly, an additional other-than-temporary impairment charge of $1.4 million (pre-tax) was recorded in the third quarter of 2009 related to our AMPS (cost of $15.0 million).
     On April 1, 2009, we adopted accounting guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly and in identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of this accounting guidance had no impact on our financial position or results of operations.
     On April 1, 2009, we adopted accounting guidance which amended the other-than-temporary impairment model for debt securities. Under the accounting guidance, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.
     Effective for the second quarter of 2009, we adopted accounting guidance which required disclosures about the fair value of financial instruments in interim as well as in annual financial statements. Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, are carried at cost, which approximates their fair values because of the short-term maturity of these instruments and the relative stability of interest rates.

10. Commitments and Contingencies
     As a result of our second quarter 2009 acquisition of Catapult (see Note 3), we assumed $2.7 million in additional future minimum lease commitments under noncancelable operating leases for varying periods through May 2014. On October 30, 2009, we completed our acquisition of the N2X Business. In connection with this acquisition, we also assumed $1.4 million in additional future minimum lease commitments under noncancelable operating agreements for varying periods through September 2010.
     Litigation
     Ixia v. Charles Bettinelli and IneoQuest Technologies, Inc. In October 2005, Ixia filed a complaint against its former employee, Charles Bettinelli, and his then-employer, IneoQuest Technologies, Inc. (“IneoQuest”) in Los Angeles County Superior Court. Ixia’s complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with contract and prospective business advantage, unfair competition, fraud, and violation of California Penal Code Section 502 (computer data access and fraud act). IneoQuest filed a motion for summary judgment in June 2008. In October 2008, IneoQuest’s motion for summary judgment was denied in its entirety, and the matter went to trial in September 2009. Ixia sought monetary damages in excess of $10 million in addition to equitable relief. After a three-week trial, the jury returned a verdict in mid-October 2009 finding that (i) Mr. Bettinelli breached his non-disclosure agreement with Ixia; and (ii) both IneoQuest and Mr. Bettinelli misappropriated Ixia’s trade secrets and used Ixia’s trade secret customer contact information. Notwithstanding the jury’s finding of wrongdoing by IneoQuest and Mr. Bettinelli, the jury did not award damages to Ixia. The Court has not yet entered judgment on the verdict.
     In a related proceeding based on the same facts, Mr. Bettinelli was criminally charged with felony violation of Penal Code Section 502 for his unauthorized use of Ixia’s computer data; he pleaded no contest to the felony charge in September 2008, which was reduced to a misdemeanor at sentencing upon his payment of $75,000 to Ixia as restitution.
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
     In January 2009, Ixia filed an answer and counterclaim to IneoQuest’s complaint denying IneoQuest’s claims and raising several affirmative defenses. Ixia has also asserted a counterclaim against IneoQuest seeking declaratory relief that Ixia has not infringed the IneoQuest patent and that such patent is invalid. In April 2009, Ixia filed an amended answer and counterclaim to IneoQuest’s complaint in which Ixia asserted that IneoQuest has infringed four patents owned by Ixia. Although the Company cannot predict the outcome of this matter, Ixia believes that it has strong defenses to IneoQuest’s claims and is defending the action vigorously. The parties commenced discovery in this matter in the 2009 second quarter. A joint patent claim construction brief is due by November 30, 2009.
     Tucana Telecom NV vs. Catapult. On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 12,461,000 Euros (approximately $18.2 million as of September 30, 2009) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. No hearing has been scheduled. Catapult has been advised by its Belgian counsel that if the judgment of the Court of Appeals is annulled, the case would have to be re-tried. Catapult believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. Catapult has defended the action vigorously to date and will continue to do so. Catapult may be able to seek indemnification from Tekelec for any damages assessed against Catapult in this matter under the terms of the Asset Purchase Agreement that Catapult entered into with Tekelec, although there is no assurance that such indemnification would be available. It is not possible to determine the amount of any loss that might be incurred in this matter.
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
11. Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update of Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification, or Codification. The Codification supersedes all existing accounting standard documents and the Codification will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. We have conformed these financial statements and related Notes to the new Codification.
     In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. This guidance also requires providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 or on a retrospective basis. Early application is permitted. We are currently evaluating this new ASU.
     In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine the software elements that are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 or on a retrospective basis. Early application is permitted. We are currently evaluating this new ASU.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
OVERVIEW
     We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of converged test systems and services for wireless and wired infrastructures and services. Our hardware and software allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications and Application Programming Interfaces (APIs) that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 100 gigabits per second and wireless networks that carry data traffic over optical fiber, electrical cable and airwaves. We also offer hardware platforms and equipment that test wireless equipment, especially those associated with 3G (third generation) and 4G (fourth generation or Long-Term Evolution (LTE)) networks. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
     Acquisition of Catapult Communications Corporation. On June 23, 2009, we completed our acquisition of all of the outstanding shares of common stock of Catapult Communications Corporation (“Catapult”). Catapult provides advanced wireless test systems to network equipment manufacturers and service providers worldwide. Catapult’s 3G and 4G wireless networking test solutions complement our IP performance test systems and service verification platforms. With this acquisition, we will be able to broaden our product portfolio and provide a single source solution for testing converged multiplay IP services over wireless and wireline networks to new and existing customers. The purchase price for Catapult totaled $106.6 million, or $65.4 million net of Catapult’s existing cash and investments. The Catapult acquisition was funded from our existing cash and cash equivalents. The results of operations of Catapult have been included in the condensed consolidated statements of income and cash flows since the date of the acquisition.
     Acquisition of Agilent Technologies’ N2X Data Network Testing Product Line. On October 30, 2009, we completed our acquisition from Agilent Technologies, Inc. (“Agilent”) of its N2X Data Network Testing Product Line business (“N2X Business”) for $44.1 million in cash, subject to a post-closing working capital adjustment, and the assumption of certain liabilities of the N2X Business. In return for the consideration paid, we acquired certain assets and liabilities of Agilent’s N2X Business, including inventory, accounts receivables, fixed assets, accounts payable, customer relationships, certain intellectual property rights, and other assets required to run the business. The N2X Business provides network equipment manufacturers and service providers with solutions to validate the performance and scalability characteristics of next-generation network equipment for voice, video and data (multiplay) services. The acquisition was funded from our existing cash and investments. In the fourth quarter of 2009, the result of operations of the N2X Business acquisition will be included in our consolidated statements of income and cash flows from the date of acquisition, which we expect will result in a significant increase in revenues, cost of goods sold and operating expenses.
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial period provided with the product purchase (generally for 90-day or 12-month periods) and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support for certain of our products, training and other professional services. PCS on our software products includes unspecified software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended September 30, 2009, our Ethernet interface cards have represented the majority of our revenues. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the Internet and in enterprise applications. Looking forward, we expect that the sale of our Ethernet interface cards will continue to represent a significant portion of our revenues. We have also seen year-over-year declines in our overall revenues over the past several quarters, due in part to the global business environment and our customers’ constraints in their capital expenditure and operating budgets. These factors also limit our ability to accurately forecast the future demand and revenue trends for our products and services.
     Sales to our largest customer, Cisco Systems, accounted for approximately $6.4 million, or 13.7%, and $20.3 million, or 16.7%, of our total revenues for the three and nine months ended September 30, 2009, respectively, and $9.2 million, or 19.5%, and $29.0 million, or 21.5%, of our total revenues for the three and nine months ended September 30, 2008, respectively. To date, we have sold the majority of our products to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we continue to develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generate a majority of our revenues from product shipments to customer locations within the United States. We generated revenues from product shipments to international locations of $19.1 million, or 41.3%, and $49.3 million, or 40.5%, of our total revenues for the three and nine months ended September 30, 2009, respectively, and $16.6 million, or 35.1%, and $47.4 million, or 35.2%, of our total revenues for the three and nine months ended September 30, 2008, respectively. We intend to continue increasing our sales efforts internationally with specific focus on Europe and the Asia Pacific regions. Looking forward, and given the recent acquisitions of Catapult and the N2X Business, we expect our international revenues to continue to grow on an annualized basis as a percentage of our total revenues.
     In some instances our software products may be installed and operated independently from our hardware products. At other times, our software products are installed on and work with our hardware products to enhance the functionality of the overall test system. As our software is generally more than incidental to the sale of our test systems, we recognize revenue by applying software revenue recognition guidance.
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

     Services revenues from our initial and separately purchased extended contractual PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our implied PCS obligation also ceases for products that are not license managed provided we have discontinued development, sales activities and support for those specific products. Our license management system locks a software license to a specific computer or Ixia hardware product on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the three months ended September 30, 2009 and 2008, services revenues related to our implied PCS obligations approximated $923,000 and at $1.0 million, respectively. For the nine months ended September 30, 2009 and 2008, services revenues related to our implied PCS obligations approximated $3.0 million and $3.1 million, respectively. For the three and nine months ended September 30, 2009, $0 and $576,000, respectively, of deferred revenue relating to implied PCS was reversed and recognized as product revenues as a result of a certain product that is no longer developed, sold or supported. There were no such reversals for the three and nine months ended September 30, 2008. Future reversals of implied PCS deferred revenue may occur over the next 12 months as a result of the future license management of additional products and our determination not to provide PCS to certain customers after the expiration of the contractual PCS period.
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

     For the three and nine months ended September 30, 2009, stock-based compensation expense was $1.6 million and $8.0 million, respectively. Stock-based compensation for the three and nine months ended September 30, 2008 was $2.4 million and $7.7 million, respectively. The aggregate balance of gross unearned stock-based compensation to be expensed in the remainder of 2009 and through 2013 related to unvested share-based awards as of September 30, 2009 was approximately $9.9 million. In October 2009, we granted annual share-based awards to our employees which increased our aggregate balance of gross unearned stock-based compensation by an estimated $8.6 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
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
     In January 2009, we entered into an agreement with Plexus Services Corp (“Plexus”), a major electronic manufacturing services company, to improve our manufacturing process and supply chain management. The term of the agreement is five years, and the agreement provides for Plexus to manufacture and manage our supply chain for many of our chassis and interface cards. In February 2009, we began transitioning some of our manufactured products to Plexus, and expect to fully transition all of our high volume manufactured products to Plexus by the end of 2009. We are currently evaluating the manufacturing process and supply chain related to our acquisitions.
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

     Operating Expenses. Our operating expenses are generally recognized when incurred and consist primarily of research and development, sales and marketing and general and administrative expenses. For the remainder of 2009, we expect our operating expenses, excluding the impact of stock-based compensation expenses discussed above, to increase significantly over the third quarter levels due to the recently completed acquisition of the N2X Business from Agilent. Our operating expenses also include the amortization of intangible assets, acquisition related costs and restructuring expenses.
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
     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, legal, human resources, information technology and administrative personnel, as well as professional fees (e.g., legal and accounting), insurance costs and other general corporate expenses.
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
     Acquisition related costs are expensed as incurred and consist primarily of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting, tax, due diligence, valuation and other related services, consulting fees, required regulatory costs and other related expenses. We expect our acquisition related expenses to fluctuate over time based on the timing of our acquisitions and related integration activities.
     Restructuring expenses consist primarily of employee severance costs and related charges. We expect to incur additional restructuring expenses over the near term as we complete the integrations of our recent acquisitions. For additional information, please see Note 4 of Notes to Condensed Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
     The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Products	79.9%	84.3%	80.1%	84.2%
Services	20.1	15.7	19.9	15.8

Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	22.6	17.2	21.3	18.5
Cost of revenues — services	1.7	2.0	2.1	2.3
Research and development	29.6	26.4	30.4	27.4
Sales and marketing	32.9	30.6	35.2	32.8
General and administrative	15.9	13.8	16.5	14.0
Amortization of intangible assets	8.1	2.8	5.3	3.3
Acquisition related	1.9	—	2.8	0.5
Restructuring	5.4	—	2.9	—

Total costs and operating expenses	118.1	92.8	116.5	98.8

(Loss) income from operations	(18.1)	7.2	(16.5)	1.2
Interest and other income, net	0.7	3.0	1.3	4.4
Other-than-temporary impairment on investments	(2.9)	(9.1)	(2.3)	(3.2)

(Loss) income before income taxes	(20.3)	1.1	(17.5)	2.4
Income tax (benefit) expense	(6.9)	0.1	(6.9)	0.6

Net (loss) income	(13.4)%	1.0%	(10.6)%	1.8%

(1) Stock-based compensation included in:
Cost of revenues — products	0.2%	0.3%	0.3%	0.3%
Cost of revenues — services	0.1	0.1	0.1	0.1
Research and development	1.3	1.8	2.7	2.0
Sales and marketing	0.6	1.7	1.9	1.9
General and administrative	1.3	1.2	1.6	1.4
Comparison of Three and Nine Months Ended September 30, 2009 and 2008
     Revenues. In the third quarter of 2009, total revenues decreased 2.0% to $46.4 million from the $47.3 million recorded in the third quarter of 2008. As a result of our acquisition of Catapult in June 2009, the third quarter of 2009 included a full quarter of Catapult revenue of $7.5 million. Revenues from products decreased to $37.1 million in the third quarter of 2009 from $39.9 million in the same period in 2008. Excluding the Catapult product revenue of $5.5 million, the decrease of $8.3 million was primarily due to a $6.0 million decrease in shipments of our hardware products (primarily our Ethernet interface cards) and a $2.0 million decrease in shipments of our software products (primarily our IxLoad and IxChariot software products) in the third quarter of 2009 over the same period in 2008. Excluding the Catapult services revenues of $2.0 million, services revenues in the third quarter of 2009 were $7.3 million compared to $7.4 million in the third quarter of 2008.

     In the first nine months of 2009, total revenues decreased 9.6% to $121.9 million from $134.9 million recorded in the same period of 2008. As a result of our acquisition of Catapult in June 2009, the first nine months of 2009 included $10.4 million of revenue related to Catapult. Revenues from products decreased to $97.6 million in the first nine months of 2009 from $113.6 million in the same period in 2008. Excluding the Catapult product revenue of $8.4 million, the decrease in product revenue was primarily due to a $20.7 million decrease in shipments of our hardware products (primarily our Ethernet interface cards) in the first nine months of 2009 over the same period in 2008 and by a $3.6 million decrease in shipments of our software products (primarily our IxLoad and IxChariot software products) in the first nine months of 2009 over the same period in 2008. Excluding the Catapult services revenues of $2.0 million, services revenues increased by $1.0 million in the first nine months of 2009 compared to the same period in 2008 primarily due to a net increase in the ratable recognition of our PCS arrangements and extended warranty contracts.
     Revenues from Cisco Systems, our largest account, were $6.4 million, representing 13.7% of our total revenues for the third quarter of 2009, compared to $9.2 million or 19.5% of our total revenues for the third quarter of 2008. Revenues from Cisco Systems were $20.3 million, representing 16.7% of our total revenues for the first nine months of 2009, compared to $29.0 million or 21.5% of our total revenues for the same period in 2008.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 24.3% in the third quarter of 2009 from 19.2% in the third quarter of 2008. As a result of our acquisition of Catapult in June 2009, the third quarter of 2009 included cost of goods sold attributable to Catapult of $2.0 million. Excluding the Catapult cost of product revenues of $1.6 million, our cost of product revenues increased to $8.9 million in the third quarter of 2009 from $8.1 million in the same period of 2008 primarily due to higher inventory related charges for slow moving and excess inventory. Excluding the Catapult cost of services revenues of approximately $400,000, our cost of services revenues decreased to $458,000 from $965,000 in the same period of 2008 primarily due to a decline in our accrued warranty repair costs.
     As a percentage of total revenues, our total cost of revenues increased to 23.4% in the first nine months of 2009 from 20.8% in the first nine months of 2008. As a result of our acquisition of Catapult in June 2009, the first nine months of 2009 included cost of goods sold attributable to Catapult of $2.4 million. Excluding the Catapult cost of product revenues of $2.0 million, our cost of product revenues decreased to $24.0 million in the first nine months of 2009 from $24.9 million in the same period of 2008 primarily due to the decrease in product revenues and lower compensation and related employee costs of $322,000, partially offset by higher inventory related charges for slow moving and excess inventory. Excluding the Catapult cost of services revenues of approximately $400,000, our cost of services revenues decreased to $2.2 million in the first nine months of 2009 from $3.2 million in the same period of 2008 primarily due to a decline in warranty repair costs and lower compensation and related employee costs of $241,000. The decrease in compensation and related employee costs in the first nine months of 2009 as compared to the same period of 2008 was primarily due to the elimination of bonuses in 2009.
     Research and Development Expenses. Research and development expenses for the third quarter of 2009 and 2008 were $13.7 million and $12.5 million, respectively. As a result of our acquisition of Catapult in June 2009, the third quarter of 2009 included a full quarter of Catapult research and development costs of $3.0 million. Excluding the incremental Catapult research and development costs, the decrease in research and development expense in the third quarter of 2009 compared to the third quarter of 2008 of $1.8 million was due to lower compensation and related employee costs, including travel, of $1.6 million and lower stock-based compensation expense of $271,000. The decrease in compensation and related employee costs was primarily due to the elimination of bonuses in 2009 and favorable foreign currency exchange rates, particularly in Romania and India where the local currencies weakened against the U.S. Dollar in the third quarter of 2009 as compared to the third quarter of 2008. These expense decreases were partially offset by higher consulting costs of $401,000 (primarily in India and the United States) in the third quarter of 2009 compared to the third quarter of 2008.
     Research and development expenses for the first nine months of 2009 and 2008 remained flat at $37.0 million. As a result of our acquisition of Catapult in June 2009, the first nine months of 2009 included $3.2 million of Catapult research and development costs. Excluding the incremental Catapult research and development costs, the decrease in research and development expenses in the first nine months of 2009 as compared to the same period last year was primarily due to lower compensation and related employee costs, including travel, of $4.0 million. The decrease in compensation and related employee costs was primarily due to the elimination of bonuses in 2009 and favorable foreign currency exchange rates, particularly in Romania and India where the local currencies weakened against the U.S. Dollar in the first nine months of 2009 as compared to the same period of 2008. These decreases were partially offset by an increase in consulting costs of $1.1 million (primarily in India and the United States) and higher stock-based compensation expense of approximately $510,000 in the first nine months of 2009 as compared to the same period last year.
     Sales and Marketing Expenses. In the third quarter of 2009, sales and marketing expenses increased to $15.2 million from the $14.5 million incurred in the same period of 2008. As a result of our acquisition of Catapult in June 2009, the third quarter of 2009 included a full quarter of Catapult sales and marketing costs of $3.5 million. Excluding the incremental Catapult sales and marketing costs, the decrease of $2.8 million was primarily due to lower compensation and related employee costs, including travel, of $1.5 million, lower facilities and depreciation costs of $654,000 and lower stock-based compensation expenses of $510,000. The decrease in compensation and related employee costs in the third quarter of 2009 as compared to the third quarter of 2008 was primarily due to lower commissions, the elimination of bonuses in 2009 and favorable foreign currency exchange rates, particularly in Great Britain, where the local currency weakened against the U.S. Dollar in the third quarter of 2009 as compared to the third quarter of 2008.
     For the first nine months of 2009, sales and marketing expenses decreased $1.2 million to $43.0 million from $44.2 million in the same period of 2008. As a result of our acquisition of Catapult in June 2009, the first nine months of 2009 included $3.9 million of Catapult sales and marketing costs. Excluding the incremental Catapult sales and marketing costs, the decrease of $5.1 million was primarily due to lower compensation and related employee costs, including travel, of $3.0 million, lower facilities and depreciation costs of $995,000 and lower external training and programs of $828,000. The decrease in compensation and related employee costs in the first nine months of 2009 as compared to the same period of 2008 was primarily due to lower commissions, the elimination of bonuses in 2009 and favorable foreign currency exchange rates, particularly in Great Britain, where the local currency weakened against the U.S. Dollar in the first nine months of 2009 as compared to the same period of 2008.
     General and Administrative Expenses. In the third quarter of 2009, general and administrative expenses increased $833,000 to $7.4 million from the $6.5 million incurred in the third quarter of 2008. As a result of our acquisition of Catapult in June 2009, the third quarter of 2009 included a full quarter of Catapult general and administrative costs of $1.0 million. Excluding the incremental Catapult general and administrative costs, the decrease of $206,000 was primarily due to lower facilities and depreciation costs of $390,000 and lower compensation and related employee costs of $215,000. These decreases were partially offset by higher litigation related expenses of $425,000 in the third quarter of 2009 compared to the same period in 2008.
     For the first nine months of 2009, general and administrative expenses increased $1.2 million to $20.1 million from $18.9 million in the same period of 2008. As a result of our acquisition of Catapult in June 2009, the first nine months of 2009 included $1.1 million of Catapult general and administrative costs. Excluding the incremental Catapult general and administrative costs, the increase of $12,000 was primarily due to higher litigation related expenses of $1.3 million partially offset by lower compensation and related employee costs, including travel, of $735,000 and lower facilities and depreciation costs of $363,000.
     Amortization of Intangible Assets. In the third quarter of 2009 and 2008, amortization of intangible assets was $3.8 million and $1.4 million, respectively. In the first nine months of 2009, amortization of intangible assets increased to $6.5 million from the $4.3 million recorded in the first nine months of 2008. These increases primarily related to the incremental amortization of intangibles related to the acquisition of Catapult in June 2009, partially offset by the completion of amortization periods for certain intangible assets.
     Acquisition Related Expenses. Acquisition related expenses for the third quarter of 2009 and 2008 were $880,000 and $0, respectively. Acquisition related expenses for the nine months ended September 30, 2009 and 2008 were $3.4 million and $738,000, respectively. Acquisition related expenses incurred in the three and nine months ended 2009 increased over the same periods in 2008 primarily due to our acquisition of Catapult on June 23, 2009, as well as expenses incurred for our recently announced acquisition of the N2X Business. For additional information, please see Note 3 of Notes to Condensed Consolidated Financial Statements.

     Restructuring. Restructuring expenses for the three and nine months ended September 30, 2009 were $2.5 million and $3.5 million, respectively, and consisted primarily of employee severance costs related to the Ixia Restructuring initiated during the second quarter of 2009 and the Catapult Restructuring initiated during the third quarter of 2009. The Ixia Restructuring included a reduction in force of approximately 80 positions, which represented approximately 9-10% of our worldwide work force, including contractors, prior to the announcement of the restructuring. The Catapult Restructuring included a reduction in force of approximately 45 positions, which represented approximately 4-5% of our worldwide work force, including contractors, at the beginning of the third quarter of 2009. We expect that these restructuring initiatives will produce cost savings of approximately $10.0 million on an annualized basis. For additional information, please see Note 4 of Notes to Condensed Consolidated Financial Statements.
     Interest and Other Income, Net. Interest and other income, net decreased to $343,000 in the third quarter of 2009 from the $1.4 million recorded in the third quarter of 2008. Interest and other income, net decreased to $1.6 million in the first nine months of 2009 from the $5.9 million recorded in the first nine months of 2008. These decreases were primarily due to lower average cash and investment balances in the aggregate and lower effective yields during the three and nine months ended September 30, 2009 compared to the same periods in 2008.
     Other-than-Temporary Impairment on Investments. For the three and nine months ended September 30, 2009, other-than-temporary impairments on investments were $1.4 million and $2.8 million, respectively. Other-than-temporary impairments on investments for the three and nine months ended September 30, 2008 were $4.3 million. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value.
     During the first quarter of 2009, the estimated fair value of our auction rate securities declined substantially. In light of the impact of the ongoing financial crisis on banks and financial institutions and the relatively low credit ratings of our auction rate securities, among other factors, during the first quarter of 2009, we recorded an additional unrealized other-than-temporary impairment charge of $1.4 million (pre-tax) to earnings related to our auction rate securities. During the third quarter of 2009, Standard & Poor’s Ratings Services downgraded the credit rating of our Ambac Assurance Auction Market Preferred Shares (“AMPS”) from B to C. Ambac Assurance also discontinued paying monthly dividends on the AMPS effective August 1, 2009. Accordingly, an additional other-than-temporary impairment charge of $1.4 million was recorded for the three months ended September 30, 2009 related to our AMPS (cost of $15.0 million).
     During the third quarter of 2008, we recorded an other-than-temporary impairment charge of $4.3 million related to our investment in bonds issued by Lehman Brothers Holdings, Inc. as a result of its bankruptcy filing in September 2008.
     See below under “Liquidity and Capital Resources” and also see Notes to Consolidated Financial Statements for additional information.
     Income Tax. Income tax benefit was $3.2 million, or an effective rate of 33.7%, for the third quarter of 2009 as compared to an income tax expense of $26,000, or an effective rate of 5.1%, for the third quarter of 2008. Income tax benefit was $8.5 million, or an effective rate of 39.7%, for the first nine months of 2009 as compared to an income tax expense of $920,000, or an effective rate of 28.0%, for the first nine months of 2008. The overall increase in the effective tax rates for the third quarter and first nine months of 2009 as compared to the effective tax rates for the comparable periods in 2008 was primarily due to an overall decrease in pre-tax income and the corresponding effects of discrete items such as non-deductible transaction costs and other stock-based compensation related items.

LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations with our cash balances, cash generated from operations and proceeds from our initial public offering. The following table sets forth our summary cash flows for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	396	22,659
Net cash used in investing activities	(171,273)	(3,372)
Net cash used in financing activities	(6,592)	(38,040)
     Our cash, cash equivalents and short- and long-term investments, when viewed in the aggregate, decreased to $128.7 million as of September 30, 2009 from $206.3 million as of December 31, 2008 primarily due to the acquisition of Catapult for which $106.6 million was paid during the period, which was offset by Catapult’s existing cash and investments balance of $41.2 million, and the repurchase of $8.4 million of our common stock pursuant to our stock buyback program announced in November 2008. On October 30, 2009, we completed our acquisition of the N2X Business for $44.1 million in cash, which is subject to a post-closing working capital adjustment.
     Net cash provided by operating activities was $396,000 in the first nine months of 2009 and $22.7 million in the same period of 2008. Net cash generated from operations in the first nine months of 2009 and 2008 was provided primarily by a net loss of $12.9 million and net income of $2.4 million, respectively, adjusted for non-cash items. In the first nine months of 2009 and 2008, non-cash items included $14.1 million and $13.0 million, respectively, for depreciation and amortization of fixed and intangible assets, and $8.0 million and $7.7 million, respectively, for non-cash stock-based compensation charges. During the first nine months of 2009, non-cash items also included a $2.8 million other-than-temporary impairment charge related to our illiquid auction rate securities as well as an increase in our net deferred taxes of $10.2 million due in part to our taxable loss position through the first nine months of 2009. During the first nine months of 2008, non-cash items also included a $4.3 million other-than-temporary impairment charge related to our investment in bonds issued by Lehman Brothers Holdings, Inc. Working capital changes in the first nine months of 2008 included a $4.8 million increase in accounts receivable primarily due to an increase in receivable balances at certain of our larger accounts and to the timing of shipments to customers.
     Net cash used in investing activities was $171.3 million for the first nine months of 2009 and $3.4 million in the same period of 2008. In the first nine months of 2009, cash used in investing activities principally consisted of $86.6 million from the net purchase of investment securities and the acquisition of Catapult in June 2009 which resulted in cash paid, net of cash acquired, of $78.4 million. In the first nine months of 2008, cash provided by investing activities consisted of $6.1 million of net proceeds from marketable securities, partially offset by $7.1 million related to the purchase of property and equipment.
     Net cash used in financing activities for the first nine months of 2009 and 2008 was $6.6 million and $38.0 million, respectively. The net cash used in financing activities during the first nine months of 2009 and 2008 was primarily due to the repurchase of our common stock for an aggregate purchase price of $8.4 million and $40.8 million, respectively.
     The continuing adverse conditions in the financial markets have reduced our ability to liquidate our auction rate securities that we have classified as long-term investments in marketable securities on our balance sheet. Of our total cash and investments balance of $128.7 million as of September 30, 2009, $5.5 million consists of illiquid auction rate securities. Given the disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rates and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. During the first quarter of 2009, the estimated fair value of our auction rate securities declined substantially. In light of the impact of the ongoing financial crisis on banks and financial institutions and the relatively low credit ratings of our auction rate securities, among other factors, during the first quarter of 2009, we recorded an additional unrealized other-than-temporary impairment charge of $1.4 million (pre-tax) to earnings related to our auction rate securities. On July 28, 2009, Standard & Poor’s Ratings Services downgraded the credit rating of our Ambac Assurance Auction Market Preferred Shares (“AMPS”) from B to C. Ambac Assurance also discontinued paying monthly dividends on the AMPS effective August 1, 2009. Accordingly, an other-than-temporary impairment charge of $1.4 million was recorded for the three months ended September 30, 2009 related to our AMPS (cost of $15.0 million).
     The following table summarizes the activity for the three and nine months ended September 30, 2009 and 2008 for those financial assets (primarily our auction rate securities) where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$7,634	$13,383	$3,211	$14,345
Unrealized gain (loss) recorded in other comprehensive income	219	(1,242)	1,681	(2,204)
Unrealized loss recorded in earnings	(1,356)	—	(2,761)	—
Settlements	(950)	—	(950)	—
Additions from Catapult	—	—	4,366	—

Ending balance	$5,547	$12,141	$5,547	$12,141

Unrealized losses recorded in earnings for level 3 assets still held at September 30	$(1,356)	$—	$(2,761)	$—

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
     As a result of our acquisition of Catapult in the second quarter 2009, we assumed $2.7 million in additional future minimum lease commitments under noncancelable operating leases for varying periods through May 2014. In addition, in connection with the acquisition of Catapult, we also assumed a net liability for uncertain tax positions of approximately $6.4 million, which may be payable by us in the future. We are not able to reasonably estimate the timing of the tax payments or the amount by which the liability for uncertain tax positions will increase or decrease over time. On October 30, 2009, we completed our acquisition of the N2X Business. In connection with this acquisition, we assumed $1.4 million in additional future minimum lease commitments under noncancelable operating agreements for varying periods through September 2010.
     Taking into account the $44.1 million cash outflow related to our acquisition of the N2X Business on October 30, 2009, we believe that our existing balances of cash and cash equivalents and investments (excluding our illiquid long-term auction rate securities of $5.5 million), and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current global economy, our success with the integration of our recently completed acquisitions, competition, consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s 2008 Form 10-K and in our other filings with the Commission, including without limitation the risks discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of September 30, 2009), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     On June 23, 2009, we acquired Catapult Communications Corporation (“Catapult”). Catapult operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to complete our assessment of Catapult’s systems and controls and incorporate Catapult’s processes into our own systems and control environment. We currently expect to complete this assessment and incorporation of Catapult’s processes and control environment into our system of controls and control environment in the fourth quarter of 2009. We intend to disclose all material changes in internal control over financial reporting resulting from the acquisition of Catapult prior to or in our 2009 Annual Report on Form 10-K in which we include Catapult in our annual assessment of internal control over financial reporting.
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
ITEM 1A. Risk Factors
     We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition and future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most significant for you to consider and that could materially and adversely affect our business, financial condition or future results are discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).
     We have also added below risk factors entitled “We may not realize the expected financial benefits from our acquisition of Agilent Technologies’ N2X Data Network Testing Product Line,” “We may not realize the expected financial benefits from our acquisition of Catapult Communications Corporation” and “The inability to successfully defend claims from taxing authorities or the adoption of new tax legislation could adversely affect our operating results and financial position” that should be considered in addition to the risk factors disclosed in our 2008 Form 10-K. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in our 2008 Form 10-K. Additional risks and uncertainties, including risks and uncertainties which are not presently known to us or which we currently do not deem to be significant, may also materially impair or adversely affect our business operations and our results of operations, financial condition and cash flows.
We may not realize the expected financial benefits from our acquisition of Agilent Technologies’ N2X Data Network Testing Product Line.
     On October 30, 2009, we completed our acquisition from Agilent Technologies, Inc. (“Agilent”) of substantially all of the assets of N2X Data Network Testing Product Line (“N2X Business”). Achieving the expected benefits of this acquisition will require us to, among other things, retain and grow revenues at the key customer accounts of the N2X Business, successfully integrate the N2X products with our existing product line, retain key employees of the N2X Business, and realize certain anticipated cost savings and synergies. If we are unable to integrate this business successfully, then we may fail to realize the anticipated synergies and growth opportunities or achieve the cost savings and revenue growth we expect from the acquisition. As a result, our results of operations, financial condition and cash flows may be materially and adversely impacted.
We may not realize the expected financial benefits from our acquisition of Catapult Communications Corporation.
     On June 23, 2009, we completed our acquisition of Catapult Communications Corporation (“Catapult”). Achieving the expected benefits of this acquisition will require us to, among other things, increase the revenue growth rate of Catapult, retain key employees of Catapult, successfully introduce and gain market acceptance for Catapult’s wireless products and realize certain anticipated cost savings and synergies. If we are unable to integrate this business successfully, then we may fail to realize the anticipated synergies and growth opportunities or achieve the cost savings and revenue growth we expect from the acquisition. As a result, our results of operations, financial condition and cash flows may be materially and adversely impacted.
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

Claims from tax authorities related to these differences could have an adverse impact on our results of operations, financial condition and cash flows. In addition, legislative bodies in the various countries in which we do business may from time to time adopt new tax legislation that could have a material adverse affect on our results of operations, financial condition and cash flows.
     On May 5, 2009, the Obama administration announced several proposals to reform U.S. tax rules for international operations of U.S. taxpayers. The proposed changes would limit the ability of U.S. corporations to deduct expenses attributable to unrepatriated earnings, modify the foreign tax credit and modify the “check-the-box” rules. It is unclear whether these proposed tax reforms will be enacted and, if enacted, what the scope of the reforms will be. Depending on their content, such reforms, if enacted, could have a material adverse effect on our future financial results.

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

IXIA
Date: November 6, 2009	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002