Form 10-Q
period 2010-03-31
IXIA
filed 2010-05-06
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	64,204,096 (Outstanding at April 26, 2010)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$29,940	$15,061
Short-term investments in marketable securities	13,970	10,337
Accounts receivable, net of allowance for doubtful accounts of $705 and $654 as of March 31, 2010 and December 31, 2009, respectively	58,669	55,765
Inventories	14,449	14,541
Prepaid expenses and other current assets	12,749	9,727

Total current assets	129,777	105,431

Investments in marketable securities	50,894	53,582
Property and equipment, net	17,883	18,693
Intangible assets, net	64,903	69,132
Goodwill	60,121	60,121
Other assets	2,616	2,129

Total assets	$326,194	$309,088

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,185	$6,136
Accrued expenses	25,928	21,253
Deferred revenues	33,389	29,842
Income taxes payable	1,729	1,263

Total current liabilities	68,231	58,494

Deferred revenues	7,659	7,309
Other liabilities	6,642	6,620

Total liabilities	82,532	72,423

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 63,954 and 63,062 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	90,591	87,283
Additional paid-in capital	121,276	118,754
Retained earnings	29,848	28,979
Accumulated other comprehensive income	1,947	1,649

Total shareholders’ equity	243,662	236,665

Total liabilities and shareholders’ equity	$326,194	$309,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Revenues:
Products	$50,669	$30,081
Services	11,372	7,043

Total revenues	62,041	37,124

Costs and operating expenses:(1)
Cost of revenues — products	11,445	7,566
Cost of revenues — services	1,508	943
Research and development	18,639	11,866
Sales and marketing	19,161	14,399
General and administrative	8,867	6,224
Amortization of intangible assets	5,058	1,325
Acquisition and other related	1,123	—
Restructuring	3,490	—

Total costs and operating expenses	69,291	42,323

Loss from operations	(7,250)	(5,199)
Interest and other income, net	8,787	561
Other-than-temporary impairment on investments	—	(1,405)

Income (loss) before income taxes	1,537	(6,043)
Income tax expense (benefit)	668	(2,052)

Net income (loss)	$869	$(3,991)

Earnings (loss) per share:
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)

Weighted average number of common and common equivalent shares outstanding:
Basic	63,496	63,053
Diluted	64,785	63,053

(1)	Stock-based compensation included in:

Cost of revenues — products	$123	$170
Cost of revenues — services	46	64
Research and development	1,201	1,621
Sales and marketing	835	1,264
General and administrative	591	716
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$869	$(3,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,457	2,645
Amortization of intangible assets	5,058	1,325
Stock-based compensation	2,796	3,835
Deferred income taxes	—	(2,881)
Impairment on investments	—	1,405
Tax (shortfall) benefit from stock option transactions	(274)	210
Excess tax benefits from stock-based compensation	(92)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(2,904)	4,608
Inventories	92	30
Prepaid expenses and other current assets	(3,022)	613
Other assets	(487)	199
Accounts payable	649	(1,405)
Accrued expenses	4,850	(2,407)
Deferred revenues	3,897	212
Income taxes payable and other liabilities	284	109

Net cash provided by operating activities	14,173	4,507

Cash flows from investing activities:
Purchases of property and equipment	(1,670)	(1,858)
Purchases of available-for-sale securities	(9,393)	(162,025)
Proceeds from available-for-sale securities	8,973	—
Purchases of other intangible assets	(79)	(67)
Payments in connection with acquisitions	(525)	—

Net cash used in investing activities	(2,694)	(163,950)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,308	21
Repurchase of common stock	—	(5,323)
Excess tax benefits from stock-based compensation	92	—

Net cash provided by (used in) financing activities	3,400	(5,302)

Net increase (decrease) in cash and cash equivalents	14,879	(164,745)
Cash and cash equivalents at beginning of period	15,061	192,791

Cash and cash equivalents at end of period	$29,940	$28,046

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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2010 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of March 31, 2010 has been derived from our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current presentation. These reclassifications include classifying amortization of purchased technology within the amortization of intangible assets line item in the accompanying statements of operations.
3. Acquisitions
     We acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009 and Agilent Technologies, Inc.’s N2X Data Network Testing Product Line business (“N2X”) on October 30, 2009 and have included the results of these acquisitions in our consolidated results of operations since the acquisition dates.
     The following table summarizes the pro forma total revenues and net loss of the combined entities had the acquisitions of Catapult and N2X occurred on January 1, 2009 (in thousands):

Three Months
Ended March 31,
2009
(Pro forma)
Total revenues	$58,802
Net loss	(8,715)
     The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among others items, amortization of identifiable intangible assets and reductions in revenues related to the estimated fair value adjustment to deferred revenues. The combined results do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable period noted above, or the future results of operations of the combined entity.
4. Restructuring Costs
     During the first quarter of 2010, our management approved, committed to and initiated a plan to restructure our operations in light of our acquisition of N2X (“N2X Restructuring”). The N2X Restructuring included a net reduction in force of approximately 80 positions, which represented approximately 7% of our worldwide work force, including contractors, at the beginning of the first quarter of 2010. We recognized restructuring costs of approximately $3.5 million related to one-time employee termination benefits consisting of severance and other related costs in the first quarter of 2010, which was recorded to the Restructuring line item within our consolidated statement of operations.
     During the third quarter of 2009, our management approved, committed to and initiated a plan to restructure our operations in light of our acquisition of Catapult (“Catapult Restructuring”). The Catapult Restructuring included a net reduction in force of approximately 45 positions, which represented approximately 4% of our worldwide work force, including contractors, at the beginning of the third quarter of 2009. The restructuring was substantially completed during the fourth quarter of 2009.
     During the second quarter of 2009 and prior to the acquisition of Catapult, our management approved, committed to and initiated a plan to restructure our operations (“Ixia Restructuring”). The Ixia Restructuring included a net reduction in force of approximately 80 positions, which represented approximately 10% of our worldwide work force, including contractors, prior to the announcement of the restructuring. The restructuring was substantially completed during the third quarter of 2009.
     Activity related to our restructuring plans are as follows (in thousands):

		N2X	Catapult	Ixia
	Total	Restructuring	Restructuring	Restructuring
Accrual at January 1, 2010	$879	$—	$837	$42
Charges	3,490	3,479	11	—
Payments	(1,896)	(1,209)	(655)	(32)

Accrual at March 31, 2010	$2,473	$2,270	$193	$10

5. Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$3,046	$3,674
Work in process	3,726	4,731
Finished goods	7,677	6,136

	$14,449	$14,541

6. Other Comprehensive Income (Loss)
     For the three months ended March 31, 2010 and 2009, comprehensive income (loss) was $1.2 million and $(4.0) million, respectively. In addition to net income (loss) in 2010 and 2009, the other components of comprehensive income (loss), all net of tax, were changes in unrealized gain or loss on our investments and foreign currency translation adjustments.
7. Earnings (Loss) Per Share
     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three months ended
	March 31,
	2010	2009
Numerator:
Net income (loss)	$869	$(3,991)

Denominator:
Basic presentation:
Weighted average common shares	63,496	63,053

Denominator for basic calculation	63,496	63,053

Diluted presentation:
Shares used above	63,496	63,053
Weighted average effect of dilutive stock options and other share-based awards	1,289	—

Denominator for diluted calculation	64,785	63,053

Basic earnings (loss) per share	$0.01	$(0.06)

Diluted earnings (loss) per share	$0.01	$(0.06)

     The diluted earnings per share computations for the three months ended March 31, 2010 and 2009 exclude employee stock options and other share-based awards to purchase or otherwise acquire 6.1 million shares and 10.1 million shares, respectively, which were antidilutive.
8. Concentrations
     Significant Customer
     For the three months ended March 31, 2010 and 2009, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2010	2009
Amount of total revenues	$12,016	$6,850
As a percentage of total revenues	19.4%	18.5%

     As of March 31, 2010 and December 31, 2009, we had receivable balances from this customer approximating 17.5% and 14.2%, respectively, of total accounts receivable. As of March 31, 2010, we had a receivable balance from a second significant customer that approximated 16.2% of total accounts receivable, compared to approximately 14.2% of total accounts receivable as of December 31, 2009.
     International Data
     For the three months ended March 31, 2010 and 2009, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended
	March 31,
	2010	2009
Amount of total revenues	$33,438	$16,728
As a percentage of total revenues	53.9%	45.1%
     For the three months ended March 31, 2010 and 2009, total revenues from product shipments to Japan approximated $9.0 million, or 14.5% of total revenues, and $4.4 million, or 11.9% of total revenues.
     As of March 31, 2010 and December 31, 2009, our property and equipment were geographically located as follows (in thousands):

	March 31,	December 31,
	2010	2009
United States	$10,509	$10,874
Romania	2,397	2,647
India	2,392	2,506
Other	2,585	2,666

	$17,883	$18,693

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

     Financial assets carried at fair value as of March 31, 2010 and December 31, 2009 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2010				December 31, 2009
		Quoted Prices in				Quoted Prices in
		Active Markets for	Significant Other	Significant		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:(1)
Money market funds	$78	$78	$—	$—	$241	$241	$—	$—
Short-term investments:(1)
U.S. Treasury, government and agency debt securities	6,981	—	6,981	—	5,713	—	5,713	—
Corporate debt securities	6,994	—	6,994	—	4,624	—	4,624	—
Long-term investments:
U.S. Treasury, government and agency debt securities	27,650	—	27,650	—	34,673	—	34,673	—
Corporate debt securities	17,420	—	17,420	—	13,236	—	13,236	—
Auction rate securities (2)	5,819	—	—	5,819	5,673	—	—	5,673

Total financial assets	$64,942	$78	$59,045	$5,819	$64,160	$241	$58,246	$5,673

(1)	To estimate the fair value of our money market funds, U.S. government and agency debt securities, and corporate debt securities, we use the estimated fair value per our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

(2)	Given the disruption in the auction process in the auction rate securities market, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on, among other events: (i) a further deterioration in market conditions; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuer of the securities.
     The following table summarizes the activity for the three months ended March 31, 2010 and 2009 for those financial assets (primarily our auction rate securities) where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance	$5,673	$3,211
Unrealized gain recorded in other comprehensive income	261	—
Unrealized loss recorded in earnings	—	(1,405)
Settlements	(115)	—

Ending balance	$5,819	$1,806

Unrealized losses recorded in earnings for Level 3 assets still held at March 31	$—	$(1,405)

     Auction Rate Securities Settlement
     During the first quarter of 2010, we entered into an $8.9 million favorable legal settlement with a former investment manager attributable to our purchase in prior periods of certain investments in auction rate securities that have been substantially written down. We retained the auction rate securities at issue, which have an aggregate par value of $19.0 million and a fair value of $2.5 million as of March 31, 2010. The settlement proceeds were recorded to the Interest and other income, net line item within our consolidated statement of operations.

10. Commitments and Contingencies
     Litigation
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
     In January 2009, Ixia filed an answer and counterclaim to IneoQuest’s complaint denying IneoQuest’s claims and raising several affirmative defenses. Ixia has also asserted a counterclaim against IneoQuest seeking declaratory relief that Ixia has not infringed the IneoQuest patent and that such patent is invalid. In April 2009, Ixia filed an amended answer and counterclaim to IneoQuest’s complaint in which Ixia asserted that IneoQuest has infringed four patents owned by Ixia. Although the Company cannot predict the outcome of this matter, Ixia believes that it has strong defenses to IneoQuest’s claims and is defending the action vigorously. The parties commenced discovery in this matter in the 2009 second quarter. The parties filed a Joint Claim Construction brief on November 30, 2009, and are awaiting a claim construction ruling from the Court. Fact discovery is set to conclude 90 days after the issuance of the claim construction ruling. Expert discovery is set to conclude 150 days after the issuance of the claim construction ruling. As yet, a trial date has not been set.
     Tucana Telecom NV vs. Catapult. On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 10.4 million Euros (approximately $14.0 million as of March 31, 2010) for the alleged improper termination in 2002 by Catapult of Tucana’s purported distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. In a decision dated January 14, 2010, the Belgian Supreme Court set aside the decision of the Antwerp Court of Appeal and remanded the matter for trial to the Ghent Court of Appeal. The matter has not yet been set for trial.
     Catapult believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. Catapult has defended the action vigorously to date and will continue to do so. Catapult may be able to seek indemnification from Tekelec for any damages assessed against Catapult in this matter under the terms of the Asset Purchase Agreement that Catapult entered into with Tekelec, although there is no assurance that such indemnification would be available. On March 30, 2010, Tekelec’s legal counsel in Belgium informed Catapult’s Belgian counsel that its client is considering intervening voluntarily in the Ghent appeal proceedings but that no final decision has been taken in this respect yet. It is not possible to determine the amount of any loss that might be incurred in this matter.
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
11. Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13

establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. ASU 2009-13 provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. This guidance also requires providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 or on a retrospective basis. Early application is permitted. We expect to adopt ASU 2009-13 on January 1, 2011 and are currently evaluating the impact of adopting ASU 2009-13 on our consolidated financial position, results of operations and cash flows.
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
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
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
     Acquisition of Catapult Communications Corporation. On June 23, 2009, we completed our acquisition of all of the outstanding shares of common stock of Catapult Communications Corporation (“Catapult”). The IxCatapult products provide advanced wireless test systems to network equipment manufacturers and service providers worldwide. The IxCatapult 3G and 4G wireless networking test solutions complement our wireline IP performance test systems and service verification platforms. With this acquisition, we have been able to broaden our product portfolio and provide a single source solution for testing converged multiplay IP services over wireless and wireline networks to new and existing customers. The purchase price for Catapult totaled $106.6 million, or $65.4 million net of Catapult’s existing cash and investment balances at the time of the acquisition. The Catapult acquisition was funded from our existing cash and cash equivalents. The results of operations of Catapult have been included in the consolidated statements of operations and cash flows since the date of the acquisition.
     Acquisition of Agilent Technologies’ N2X Data Network Testing Product Line. On October 30, 2009, we completed our acquisition from Agilent Technologies, Inc. (“Agilent”) of its N2X Data Network Testing Product Line business (“N2X”) for $43.5 million in cash and the assumption of certain liabilities of N2X. In return for the consideration paid, we acquired certain assets and liabilities of N2X, including inventory, accounts receivables, fixed assets, accounts payable, customer relationships, certain intellectual property rights, and other assets required to run the business. The N2X products provide network equipment manufacturers and service providers with solutions to validate the performance and scalability characteristics of next-generation network equipment for voice, video and data (multiplay) services. The acquisition was funded from our existing cash and investments. The results of operations of N2X have been included in the consolidated statements of operations and cash flows since the date of the acquisition.
     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial period provided with the product purchase (generally for 90-day or 12-month periods) and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support for certain of our products, training and other professional services. PCS on our software products includes unspecified when and if available software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and our Ethernet interface cards continue to represent the majority of our product revenues. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the Internet and in enterprise applications. Looking forward, we expect that the sale of our Ethernet interface cards will continue to represent a significant portion of our revenues. Excluding the impact of our 2009 acquisitions, we did see some positive signs with respect to the stabilization of our business in the fourth quarter of 2009 with continued improvement in the first quarter of 2010. However, we remain cautiously optimistic about the extent and length of any economic recovery and about our customers’ willingness to significantly increase spending levels for the remainder of 2010.
     Sales to our largest customer accounted for approximately $12.0 million, or 19.4%, and $6.9 million, or 18.5%, of our total revenues for the three months ended March 31, 2010 and 2009, respectively. To date, we have sold the majority of our products to network equipment manufacturers. While we expect that we will continue to have customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we continue to develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we have historically generated the majority of our revenues from product shipments to customer locations within the United States. However, for the three months ended March 31, 2010, we generated revenues from product shipments to international locations of $33.4 million, or 53.9%, compared to $16.7 million, or 45.1%, of our total revenues for the three months ended March 31, 2009. During the three months ended March 31, 2010, our revenues generated from international locations increased both in dollars and as a percentage of revenues when compared to the same period in 2009 primarily due to additional sales arising from our acquisitions of Catapult in June 2009 and N2X in October 2009. Our sales in the Asia Pacific region for the three months ended March 31, 2010 and 2009 were $20.4 million and $9.7 million, respectively. The increase in sales for the Asia Pacific region was led by Japan, which had sales of $9.0 million for the first three months of 2010 compared to $4.4 million for same period in 2009. The increase in Japan sales was principally due to the contributions from our acquisitions in 2009. We intend to continue increasing our sales efforts internationally with targeted focus in the Europe and the Asia Pacific regions. Looking forward, and given the recent acquisitions of Catapult and N2X, we expect our international revenues to continue to grow on an annualized basis as a percentage of our total revenues.
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
     When sales arrangements involve multiple elements, or multiple products, and we have vendor-specific objective evidence (“VSOE”) of fair value for each element in the arrangement, we recognize revenue based on the relative fair value of all elements within the arrangement. We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon stated substantive PCS renewal rates for certain arrangements. Many of our products, such as our software products, typically include an initial period (generally 90-day or 12–month periods) of free PCS, which is not sold separately. Accordingly, we are unable to establish VSOE for these products.
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
     Services revenues from our initial and separately purchased extended PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management system locks a software license to a specific computer or Ixia hardware chassis on which our software resides. The system then manages and controls the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the three months ended March 31, 2010 and 2009, services revenues related to our implied PCS obligations approximated $904,000 and $1.1 million, respectively.
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
     For the three months ended March 31, 2010 and 2009, stock-based compensation expense was $2.8 million and $3.8 million, respectively. Our stock-based compensation expense declined for the quarter ended March 31, 2010 as compared to the same period in 2009 primarily due to an overall declining trend in the number of stock awards granted as well as lower average grant date fair values for more recent awards. The aggregate balance of gross unrecognized stock-based compensation to be expensed in the remainder of 2010 and through 2014 related to unvested share-based awards as of March 31, 2010 was approximately $18.7 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be reasonably estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
     Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing, operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly in Calabasas, California and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues does not include an allocation of the amortization of intangible assets related to our acquisitions of certain businesses, product lines and technologies, which are discussed below and included on a separate line item within our consolidated statements of operations.
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
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expenses discussed above and amortization of intangible assets, acquisition and other related costs and restructuring expenses discussed below, to increase significantly for the remainder of 2010 when compared to the same periods in 2009 due to our 2009 acquisitions of Catapult and N2X. For the remainder of 2010, we expect operating expenses, excluding stock-based compensation expenses, amortization of intangible assets, acquisition and other related costs and restructuring expenses, in dollar terms and as a percentage of total revenues to decline or remain relatively flat on a quarterly basis as we seek to leverage our current operational infrastructure and employee base.
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
     Acquisition and other related costs are expensed as incurred and consist primarily of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting, tax, due diligence, valuation and other related services, change in control payments, consulting fees, required regulatory costs and other related expenses. We expect our acquisition and other related expenses to fluctuate over time based on the timing of our acquisitions and related integration activities.
     Restructuring expenses consist primarily of employee severance costs and related charges, as well as facility-related charges to consolidate operations.
     Interest and Other Income, Net. Interest and other income, net represents interest on cash and a variety of securities, including money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities, and certain foreign currency gains and losses as well as legal settlement proceeds.
     Income Tax. Income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may differ based on economic conditions. Such changes could have a substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets and changes to these valuation allowances in future periods. We continually reevaluate the judgments surrounding our estimates and make adjustments as appropriate.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2010	2009
Revenues:
Products	81.7%	81.0%
Services	18.3	19.0

Total revenues	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	18.5	20.4
Cost of revenues — services	2.4	2.6
Research and development	30.0	32.0
Sales and marketing	30.9	38.7
General and administrative	14.3	16.8
Amortization of intangible assets	8.2	3.5
Acquisition and other related	1.8	—
Restructuring	5.6	—

Total costs and operating expenses	111.7	114.0

Loss from operations	(11.7)	(14.0)
Interest and other income, net	14.2	1.5
Other-than-temporary impairment on investments	—	(3.8)

Income (loss) before income taxes	2.5	(16.3)
Income tax expense (benefit)	1.1	(5.5)

Net income (loss)	1.4%	(10.8)%

(1)	Stock-based compensation included in:

Cost of revenues — products	0.2%	0.5%
Cost of revenues — services	0.1	0.2
Research and development	1.9	4.4
Sales and marketing	1.3	3.4
General and administrative	1.0	1.9
Comparison of Three Months Ended March 31, 2010 and 2009
     As a result of our acquisitions of Catapult Communications Corporation (“Catapult”) on June 23, 2009 and Agilent Technologies, Inc. (“Agilent”) N2X Data Network Testing Product Line business (“N2X”) on October 30, 2009, our consolidated results of operations for the three months ended March 31, 2010 include the results of these operations from the respective acquisition dates. The integration of Catapult and its processes was substantially completed as of December 31, 2009, while the integration activities with respect to N2X was substantially completed as of March 31, 2010. To assist the readers of our financial statements in reviewing our year over year consolidated operating results, we have estimated the impacts of these acquisitions in the related statement of operations sections below, although some activities cannot be reasonably extracted and included as either a Catapult or N2X activity. We reported our financial results for the quarter ended March 31, 2010, on April 29, 2010, as furnished with our Current Report on Form 8-K filed with the Securities and Exchange Commission on that date. Those results have been adjusted in this Form 10-Q to increase net income by $176,000 due to the deferral of certain inventory costs.

     Revenues. In the first quarter of 2010, total revenues increased 67.1% to $62.0 million from the $37.1 million recorded in the first quarter of 2009. As a result of our acquisitions of Catapult in June 2009 and the N2X in October 2009 (“2009 Acquisitions”), revenues for the first quarter of 2010 included $19.2 million related to the 2009 Acquisitions. Excluding the revenues from our 2009 Acquisitions, revenues increased to $42.8 million in the first quarter of 2010 due to a $2.2 million increase in shipments of our hardware and software products (primarily our IxLoad software product and our Ethernet interface cards) in the first quarter of 2010 over the same period in 2009 and a $1.7 million extended PCS renewal order from a customer for which implied PCS had been previously deferred. Revenues from Cisco Systems, our largest account, were $12.0 million, representing 19.4% of our total revenues for the first quarter of 2010, compared to $6.9 million or 18.5% of our total revenues for the first quarter of 2009.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 20.9% in the first quarter of 2010 from 22.9% in the first quarter of 2009. Our first quarter of 2010 cost of goods sold included approximately $3.6 million of cost of goods sold attributable to our 2009 Acquisitions. Excluding the cost of revenues related to our 2009 Acquisitions, our total cost of revenues increased to $9.4 million in the first quarter of 2010 from $8.5 million in the first quarter of 2009 due in part to the increased sales volumes and royalty payments in the first quarter of 2010 compared to the same period in 2009.
     Research and Development Expenses. In the first quarter of 2010, research and development expenses increased 57.1% to $18.6 million from $11.9 million in the first quarter of 2009. As a result of our 2009 Acquisitions, our research and development expenditures in the first quarter of 2010 included approximately $6.5 million related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the 2009 Acquisitions, research and development expense in the first quarter of 2010 were $12.1 million compared to $11.9 million in the first quarter of 2009. This increase was primarily due to higher compensation and related employee costs, including travel, of $1.2 million, partially offset by lower stock-based compensation expense of $616,000 and lower consulting costs of $207,000. The increase in compensation and related employee costs was primarily due to the reinstatement of our global bonus plan in 2010.
     Sales and Marketing Expenses. In the first quarter of 2010, sales and marketing expenses increased 33.1% to $19.2 million from $14.4 million in the first quarter of 2009. As a result of our 2009 Acquisitions, our sales and marketing costs in the first quarter of 2010 included approximately $5.3 million related to these acquisitions. Excluding the incremental sales and marketing costs related to the 2009 Acquisitions, sales and marketing expenses in the first quarter of 2010 were $13.9 million compared to $14.4 million in the first quarter of 2009. This decrease of $0.5 million was primarily due to lower stock-based compensation expenses of $556,000.
     General and Administrative Expenses. In the first quarter of 2010, general and administrative expenses increased 42.5% to $8.9 million from $6.2 million in the first quarter of 2009. As a result of our 2009 Acquisitions, our general and administrative costs in the first quarter of 2010 included approximately $736,000 related to these acquisitions. Excluding the incremental general and administrative costs related to the 2009 Acquisitions, general and administrative expenses in the first quarter of 2010 were $8.1 million compared to $6.2 million in the first quarter of 2009. The increase of $1.9 million was primarily due to higher compensation and related employee costs of $1.0 million, including costs related to the reinstatement of our global bonus plan in 2010, and higher litigation related expenses of $773,000.
     Amortization of Intangible Assets. In the first quarter of 2010, amortization of intangible assets increased to $5.1 million from $1.3 million in the first quarter of 2009. The increase primarily related to the incremental amortization of intangibles related to our 2009 Acquisitions.
     Acquisition and Other Related Expenses. Acquisition and other related expenses for the first quarter of 2010 were $1.1 million and primarily consisted of legal and accounting fees relating to our continued integration activities following our 2009 Acquisitions. There were no acquisition and other related expenses for the three months ended March 31, 2009.
     Restructuring. Restructuring expenses for the three months ended March 31, 2010 were $3.5 million, and consisted primarily of employee severance costs related to the N2X Restructuring initiated during the first quarter of 2010. The N2X Restructuring included a reduction in force of approximately 80 positions, which represented approximately 7% of our worldwide work force, including contractors, prior to the announcement of the restructuring. There were no restructuring expenses for the three months ended March 31, 2009. We expect that this restructuring initiative will produce cost savings of approximately $10.0 million to $11.0 million on an annualized basis. For additional information, please see Note 4 of Notes to Condensed Consolidated Financial Statements.
     Interest and Other Income, Net. Interest and other income, net increased to $8.8 million in the first quarter of 2010 from the $561,000 recorded in the first quarter of 2009. This increase was primarily due to an $8.9 million favorable settlement with a former investment manager attributable to our purchase in prior periods of certain investments in auction rate securities with an aggregate par value of $19.0 million that have been substantially written down.
     Other-than-Temporary Impairment on Investments. In the first quarter of 2009, other-than-temporary impairments on investments totaled $1.4 million related to our illiquid auction rate securities (“ARS”). There were no such write-downs in the same period of 2010.
     Income Tax. Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $668,000, or an effective rate of 43.5% for the first quarter of 2010, as compared to an income tax benefit of $2.1 million, or an effective rate of 34.0% for the first quarter of 2009. The increase to the effective tax rate is due to the fact that we continue to take a full valuation allowance against our U.S. deferred tax assets. As a result, we no longer record the benefits associated with the changes in these assets. Additionally, the increase to the effective tax rate was also driven by changes in the geographic mix in profitability. As a result, our tax provision consists primarily of foreign income tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations with our cash balances, cash generated from operations and proceeds from our initial public offering and from stock option exercises. The following table sets forth our summary cash flows for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$14,173	$4,507
Net cash used in investing activities	(2,694)	(163,950)
Net cash provided by (used in) financing activities	3,400	(5,302)
     Our cash, cash equivalents and short- and long-term investments, when viewed in the aggregate, increased to $94.8 million as of March 31, 2010 from $79.0 million as of December 31, 2009 primarily due to the $8.9 million settlement proceeds with a former investment manager attributable to our purchase of certain investments in auction rate securities, working capital changes and proceeds from employee stock option exercises.
     Net cash provided by operating activities was $14.2 million in the first three months of 2010 and $4.5 million in the same period of 2009. Net cash generated from operations in the first three months of 2010 and 2009 was provided by a net income of $869,000 and net loss of $4.0 million, respectively, plus adjustments for non-cash items. In the first three months of 2010 and 2009, non-cash items included $7.5 million and $4.0 million, respectively, for depreciation and amortization of fixed and intangible assets, and $2.8 million and $3.8 million, respectively, for non-cash stock-based compensation charges. During the first three months of 2009, non-cash items also included a $1.4 million other-than-temporary impairment charge related to our illiquid auction rate securities.
     Net cash used in investing activities was $2.7 million for the first three months of 2010, and consisted primarily of capital expenditures. Net cash used in investing activities in the first three months of 2009 was $164.0 million, and consisted primarily of $162.0 million from the net purchase of short-term U.S. Treasury securities.
     Net cash provided by financing activities for the first three months of 2010 was $3.4 million as compared to a net cash used in financing activities of $5.3 million for the first three months of 2009. The net cash provided by financing activities during the first three months of 2010 was primarily due to the proceeds received from stock option exercises. The net cash used in financing activities during the first three months of 2009 was primarily due to the repurchase of our common stock for an aggregate purchase price of $5.3 million.
     We believe that our existing balances of cash and cash equivalents and investments (excluding our illiquid long-term auction rate securities with an estimated fair value of $5.8 million), and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks, uncertainties and other factors may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the current global economy, our success with the integration of our recently completed acquisitions, competition, consistency of orders from significant customers, our success in developing and producing new products and market acceptance of our products. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. Factors that may cause our actual results to differ materially from our forward-looking statements include the risks and other factors set forth in the “Risk Factors” and other sections of the Company’s 2009 Form 10-K and in our other filings with the Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the fixed rate securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. We do not enter into investments for trading or speculative purposes. We maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. government and federal agency securities, corporate debt securities, auction rate securities and money market funds. Our cash equivalents and investments consist of both fixed and variable rate securities. We do not use any derivatives or similar instruments to manage our interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our fixed rate securities are currently classified as available-for-sale securities. While we do not intend to sell these fixed rate securities prior to maturity based on a sudden change in market interest rates, should we choose to sell these securities in the future, our consolidated operating results and cash flows may be adversely affected. A smaller portion of our cash equivalents and investments portfolio consists of variable interest rate securities. Accordingly, we also have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall.
Exchange Rate Sensitivity
     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales, development and service operations outside of the United States, we do have transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee, Chinese Yuan, Singapore Dollar, Malaysian Ringgit, Australian Dollar, Canadian Dollar, Swedish Kronor, Euro and British Pound. We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated primarily in Japanese Yen. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2010), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in certain of our other filings with the Securities and Exchange Commission. There have been no material changes to our risk factors previously disclosed in the 2009 Form 10-K.

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

IXIA

Date: May 6, 2010	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002