Form 10-Q
period 2010-06-30
IXIA
filed 2010-08-06
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock (Class of Common Stock)	65,298,962 (Outstanding at July 26, 2010)

IXIA

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$28,246	$15,061
Short-term investments in marketable securities	42,191	10,337
Accounts receivable, net of allowance for doubtful accounts of $934 and $654 as of June 30, 2010 and December 31, 2009, respectively	67,621	55,765
Inventories	17,744	14,541
Prepaid expenses and other current assets	8,716	9,727

Total current assets	164,518	105,431

Investments in marketable securities	32,474	53,582
Property and equipment, net	19,886	18,693
Intangible assets, net	59,930	69,132
Goodwill	60,121	60,121
Other assets	1,595	2,129

Total assets	$338,524	$309,088

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,144	$6,136
Accrued expenses	26,586	21,253
Deferred revenues	33,516	29,842
Income taxes payable	312	1,263

Total current liabilities	72,558	58,494

Deferred revenues	7,142	7,309
Other liabilities	6,748	6,620

Total liabilities	86,448	72,423

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 64,981 and 63,062 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	96,254	87,283
Additional paid-in capital	124,579	118,754
Retained earnings	29,487	28,979
Accumulated other comprehensive income	1,756	1,649

Total shareholders’ equity	252,076	236,665

Total liabilities and shareholders’ equity	$338,524	$309,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Products	$54,925	$30,441	$105,594	$60,522
Services	11,179	7,964	22,551	15,007

Total revenues	66,104	38,405	128,145	75,529

Costs and operating expenses:(1)
Cost of revenues — products	13,773	7,944	25,218	15,510
Cost of revenues — services	1,518	801	3,026	1,744
Research and development	17,882	11,443	36,521	23,309
Sales and marketing	19,160	13,358	38,321	27,757
General and administrative	8,357	6,514	17,224	12,738
Amortization of intangible assets	5,086	1,386	10,144	2,711
Acquisition and other related	1,556	2,522	2,679	2,522
Restructuring	67	1,011	3,557	1,011

Total costs and operating expenses	67,399	44,979	136,690	87,302

Loss from operations	(1,295)	(6,574)	(8,545)	(11,773)
Interest and other income, net	309	668	9,096	1,229
Other-than-temporary impairment on investments	—	—	—	1,405

(Loss) income before income taxes	(986)	(5,906)	551	(11,949)
Income tax (benefit) expense	(625)	(3,252)	43	(5,304)

Net (loss) income	$(361)	$(2,654)	$508	$(6,645)

(Loss) earnings per share:
Basic	$(0.01)	$(0.04)	$0.01	$(0.11)
Diluted	$(0.01)	$(0.04)	$0.01	$(0.11)

Weighted average number of common and common equivalent shares outstanding:
Basic	64,603	62,349	64,052	62,699
Diluted	64,603	62,349	65,628	62,699

(1)	Stock-based compensation included in:

Cost of revenues — products	$133	$93	$256	$263
Cost of revenues — services	50	36	96	100
Research and development	1,356	1,042	2,557	2,663
Sales and marketing	896	797	1,731	2,061
General and administrative	961	644	1,552	1,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$508	$(6,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,501	5,114
Amortization of intangible assets	10,144	2,711
Stock-based compensation	6,192	6,447
Deferred income taxes	—	(6,444)
Impairment on investments	—	1,405
Tax (shortfall) benefit from stock option transactions	(367)	61
Excess tax benefits from stock-based compensation	(410)	(53)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(11,856)	6,167
Inventories	(3,203)	496
Prepaid expenses and other current assets	1,011	563
Other assets	534	1,436
Accounts payable	5,608	(1,391)
Accrued expenses	5,508	(6,581)
Deferred revenues	3,507	(72)
Income taxes payable and other liabilities	(794)	72

Net cash provided by operating activities	21,883	3,286

Cash flows from investing activities:
Purchases of property and equipment	(6,543)	(4,611)
Purchases of available-for-sale securities	(41,582)	(211,260)
Proceeds from available-for-sale securities	30,763	133,988
Purchases of other intangible assets	(192)	(156)
Payments in connection with acquisitions, net of cash acquired	(525)	(76,360)

Net cash used in investing activities	(18,079)	(158,399)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	8,971	1,626
Repurchase of common stock	—	(8,424)
Excess tax benefits from stock-based compensation	410	53

Net cash provided by (used in) financing activities	9,381	(6,745)

Net increase (decrease) in cash and cash equivalents	13,185	(161,858)
Cash and cash equivalents at beginning of period	15,061	192,791

Cash and cash equivalents at end of period	$28,246	$30,933

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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2010 or any other future period.
     These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2009 has been derived from our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.
3. Acquisitions
     We acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009 and Agilent Technologies, Inc.’s N2X Data Network Testing Product Line business (“N2X”) on October 30, 2009 and have included the results of these acquisitions in our consolidated results of operations since the acquisition dates.
     The following table summarizes the three and six months ended June 30, 2009 pro forma total revenues and net loss of the combined entities had the acquisitions of Catapult and N2X occurred on January 1, 2009 (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009
	(Pro forma)	(Pro forma)
Total revenues	$53,880	$112,682
Net loss	(17,730)	(26,445)

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
4. Restructuring Costs
     During the first quarter of 2010, our management approved, committed to and initiated a plan to restructure our operations in light of our acquisition of N2X (the “N2X Restructuring”). The N2X Restructuring included a net reduction in force of approximately 80 positions, which represented approximately 7% of our worldwide work force, including contractors, at the beginning of the first quarter of 2010. The restructuring was substantially completed during the first quarter of 2010.
     During the third quarter of 2009, our management approved, committed to and initiated a plan to restructure our operations in light of our acquisition of Catapult (the “Catapult Restructuring”). The Catapult Restructuring included a net reduction in force of approximately 45 positions, which represented approximately 4% of our worldwide work force, including contractors, at the beginning of the third quarter of 2009. The restructuring was substantially completed during the fourth quarter of 2009.
     During the second quarter of 2009 and prior to the acquisition of Catapult, our management approved, committed to and initiated a plan to restructure our operations (the “Ixia Restructuring”). The Ixia Restructuring included a net reduction in force of approximately 80 positions, which represented approximately 10% of our worldwide work force, including contractors, prior to the June 2009 announcement of the restructuring. The restructuring was substantially completed during the third quarter of 2009.
     Activity related to our restructuring plans is as follows (in thousands):

		N2X	Catapult	Ixia
	Total	Restructuring	Restructuring	Restructuring
Accrual at January 1, 2010	$879	$—	$837	$42
Charges	3,490	3,479	11	—
Payments	(1,896)	(1,209)	(655)	(32)

Accrual at March 31, 2010	$2,473	$2,270	$193	$10

Charges	140	132	8	—
Payments	(2,263)	(2,201)	(62)	—
Adjustments	(73)	—	(63)	(10)

Accrual at June 30, 2010	$276	$201	$75	$—

5. Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$5,423	$3,674
Work in process	4,507	4,731
Finished goods	7,814	6,136

	$17,744	$14,541

6. Shareholders’ Equity
     Other Comprehensive (Loss) Income
     For the three month periods ended June 30, 2010 and 2009, comprehensive loss was $552,000 and $1.1 million, respectively. Comprehensive income (loss) for the six month periods ended June 30, 2010 and 2009, was $616,000 and $(5.1) million, respectively. In addition to net (loss) income in 2010 and 2009, the other components of comprehensive (loss) income, net of tax, were changes in unrealized gain or loss on our investments and foreign currency translation adjustments.
     Employee Stock Purchase Plan
     During the second quarter of 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”), which permits eligible employees to purchase Common Stock at a discounted price, subject to limitations as set forth in the 2010 Purchase Plan. The 2010 Purchase Plan will replace the existing 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) upon its expiration in September 2010 (i.e., no new offering periods will be offered under the 2000 Purchase Plan, although the open offering periods prior to the September 2000 expiration will continue until the applicable two-year offering periods end). The last offering period under the 2000 Purchase Plan commenced on May 1, 2010 and will end on April 30, 2012. We have reserved a total of 500,000 shares of Common Stock for issuance under the 2010 Purchase Plan, together with the potential for an annual increase in the number of shares reserved under the 2010 Purchase Plan on May 1 of each year. The 2010 Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November 1 of each year. The first 24-month offering period under the 2010 Purchase Plan is scheduled to begin on November 1, 2010 and to end on October 31, 2012. The 2010 Purchase Plan will terminate in March 2020, unless it is earlier terminated by the Board of Directors.
7. (Loss) Earnings Per Share
     Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$(361)	$(2,654)	$508	$(6,645)

Denominator:
Basic presentation:
Weighted average common shares	64,603	62,349	64,052	62,699

Denominator for basic calculation	64,603	62,349	64,052	62,699

Diluted presentation:
Shares used above	64,603	62,349	64,052	62,699
Weighted average effect of dilutive stock options and other share-based awards	—	—	1,576	—

Denominator for diluted calculation	64,603	62,349	65,628	62,699

Basic (loss) earnings per share	$(0.01)	$(0.04)	$0.01	$(0.11)

Diluted (loss) earnings per share	$(0.01)	$(0.04)	$0.01	$(0.11)

     Due to our net loss position for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2009, the diluted earnings per share computations exclude weighted employee stock options and other share-based awards of 11.9 million, 10.2 million, and 10.2 million shares, respectively, which were antidilutive. The diluted earnings per share computation for the six months ended June 30, 2010 excludes weighted employee stock options and other share-based awards of 3.4 million shares as the inclusion of these shares in the calculation would have been antidilutive.
8. Concentrations
     Significant Customer
     For the three and six months ended June 30, 2010 and 2009, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Amount of total revenues	$9,437	$7,134	$21,453	$13,984
As a percentage of total revenues	14.3%	18.6%	16.7%	18.5%
     As of June 30, 2010 and December 31, 2009, we had receivable balances from this customer approximating 17.6% and 14.2%, respectively, of total accounts receivable. As of June 30, 2010, we had a receivable balance from a second significant customer that approximated 10.3% of total accounts receivable, compared to approximately 4.0% of total accounts receivable as of December 31, 2009.
     International Data
     For the three and six months ended June 30, 2010 and 2009, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Amount of total international revenues	$26,403	$13,477	$59,841	$30,205
As a percentage of total revenues	39.9%	35.1%	46.7%	40.0%
     As of June 30, 2010 and December 31, 2009, our property and equipment were geographically located as follows (in thousands):

	June 30,	December 31,
	2010	2009
United States	$11,527	$10,874
India	2,208	2,506
Romania	2,167	2,647
Other	3,984	2,666

	$19,886	$18,693

9. Fair Value Measurements
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market, and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Financial assets carried at fair value as of June 30, 2010 and December 31, 2009 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2010				December 31, 2009
						Quoted
		Quoted Prices				Prices in
		in Active	Significant			Active	Significant
		Markets for	Other	Significant		Markets for	Other	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:(1)
Money market funds	$943	$943	$—	$—	$241	$241	$—	$—
Short-term investments:(1)
U.S. Treasury, government and agency debt securities	35,164	—	35,164	—	5,713	—	5,713	—
Corporate debt securities	7,027	—	7,027	—	4,624	—	4,624	—
Long-term investments:
U.S. Treasury, government and agency debt securities	12,565	—	12,565	—	34,673	—	34,673	—
Corporate debt securities	14,722	—	14,722	—	13,236	—	13,236	—
Auction rate securities (2)	5,187	—	—	5,187	5,673	—	—	5,673

Total financial assets	$75,608	$943	$69,478	$5,187	$64,160	$241	$58,246	$5,673

(1)	To estimate the fair value of our money market funds, U.S. government and agency debt securities, and corporate debt securities, we use the estimated fair value per our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

(2)	Given the disruption in the auction process in the auction rate securities market, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on, among other events: (i) a further deterioration in market conditions; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a default on interest or principal payments by the issuer of the securities.

     There were no transfers of assets between levels within the fair value hierarchy for the six-month period ended June 30, 2010.
     The following table summarizes the activity for the three and six months ended June 30, 2010 and 2009 for those financial assets (primarily our auction rate securities) where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning balance	$5,819	$1,806	$5,673	$3,211
Unrealized (loss) gain recorded in other comprehensive income	(353)	1,462	(92)	1,462
Unrealized loss recorded in earnings	—	—	—	(1,405)
Additions from Catapult acquisition	—	4,366	—	4,366
Settlements	(279)	—	(394)	—

Ending balance	$5,187	$7,634	$5,187	$7,634

Unrealized losses recorded in earnings for level 3 assets still held at June 30	$—	$—	$—	$(1,405)

     Auction Rate Securities Settlement
     During the first quarter of 2010, we entered into an $8.9 million favorable legal settlement with a former investment manager attributable to our purchase in prior periods of certain investments in auction rate securities that have been substantially written down. We retained the auction rate securities at issue, which have an aggregate par value of $19.0 million and a fair value of $2.2 million as of June 30, 2010. The settlement proceeds were recorded to the Interest and other income, net line item within our consolidated statement of operations.
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
     In January 2009, Ixia filed an answer and counterclaim to IneoQuest’s complaint denying IneoQuest’s claims and raising several affirmative defenses. Ixia has also asserted a counterclaim against IneoQuest seeking declaratory relief that Ixia has not infringed the IneoQuest patent and that such patent is invalid. In April 2009, Ixia filed an amended answer and counterclaim to IneoQuest’s complaint in which Ixia asserted that IneoQuest has infringed four patents owned by Ixia. Although the Company cannot predict the outcome of this matter, Ixia believes that it has strong defenses to IneoQuest’s claims and is defending the action vigorously. The parties commenced discovery in this matter in the 2009 second quarter. The parties filed a Joint Claim Construction brief on November 30, 2009. On July 27, 2010, the Court issued a claim construction ruling relating to certain terms within the claims of IneoQuest’s patent and ordered the parties to further brief claim construction issues related to Ixia’s four asserted patents. Fact discovery is set to conclude 90 days after the issuance of the claim construction ruling. Expert discovery is set to conclude 150 days after the issuance of the claim construction ruling. As yet, a trial date has not been set.

     Tucana Telecom NV vs. Catapult. On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 10.4 million Euros (approximately $12.7 million as of June 30, 2010) for the alleged improper termination in 2002 by Catapult of Tucana’s purported distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. In a decision dated January 14, 2010, the Belgian Supreme Court set aside the decision of the Antwerp Court of Appeal and remanded the matter for trial to the Ghent Court of Appeal. The matter has not yet been set for trial.
     In June 2010, Catapult filed a complaint against Tucana in the Superior Court of the State of California, County of Los Angeles, seeking declaratory and injunctive relief and damages for breach of the distribution agreement. Catapult seeks a declaration that the distribution agreement is a valid and enforceable agreement, and that the distribution agreement’s mandatory forum selection and choice of law provisions are enforceable and require that the litigation of any dispute involving the agreement be brought in a court located in the County of Los Angeles. Catapult also seeks an order permanently enjoining Tucana from prosecuting any claims arising out of Tucana’s distribution relationship with Catapult in any judicial forum outside the County of Los Angeles. Tucana has not yet responded to the complaint. Catapult also seeks compensatory damages of not less than $200,000 for damages suffered by Catapult arising out of Tucana’s breach of the distribution agreement.
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
11. Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for the accounting of multiple-deliverable revenue arrangements, which establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. This guidance also requires providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 or on a retrospective basis. Early application is permitted. We expect to adopt the new guidance on January 1, 2011 and are currently evaluating the impact on our consolidated financial position, results of operations and cash flows.
     In October 2009, the FASB issued authoritative guidance for the accounting of certain revenue arrangements that include software elements, which changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine the software elements that are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 or on a retrospective basis. Early application is permitted. We expect to adopt the new guidance on January 1, 2011 relating to new revenue arrangements entered into or modified after that date, and are currently evaluating the impact on our consolidated financial position, results of operations and cash flows.
     In January 2010, the FASB issued authoritative guidance for the accounting of fair value measurements and disclosures, which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
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
     Acquisition of Catapult Communications Corporation. On June 23, 2009, we completed our acquisition of all of the outstanding shares of common stock of Catapult Communications Corporation (“Catapult”). Our IxCatapult products now provide advanced wireless test systems to network equipment manufacturers and service providers worldwide. The IxCatapult 3G and 4G wireless networking test solutions complement our wireline IP performance test systems and service verification platforms. With this acquisition, we have been able to broaden our product portfolio and provide a single source solution for testing converged multiplay IP services over wireless and wireline networks to new and existing customers. The purchase price for Catapult totaled $106.6 million, or $65.4 million net of Catapult’s existing cash and investment balances at the time of the acquisition. The Catapult acquisition was funded from our existing cash and cash equivalents. The results of operations of Catapult have been included in the consolidated statements of operations and cash flows since the date of the acquisition.
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
     Our hardware products primarily consist of chassis and interface cards, and our Ethernet interface cards continue to represent the majority of our product revenues. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the Internet at network speeds of up to 100 Gigabits per second. During the second quarter of 2010, we saw increased sales for our testing solutions across our Gigabit Ethernet, 10 Gigabit Ethernet and high-speed Ethernet interface cards, with our 10 Gigabit Ethernet interface cards continuing to be our strongest seller. Over the next 12 months, we expect that the sale of our Ethernet interface cards will continue to represent the majority of our revenues. Over the past few quarters, we have seen some positive signs with respect to the stabilization and growth of our business. However, we continue to remain cautiously optimistic about the extent and length of the economic recovery and about some of our customers’ willingness to continue spending at the levels we saw during the first half of 2010.
     Sales to our largest customer accounted for approximately $9.4 million, or 14.3%, and $21.5 million, or 16.7%, of our total revenues for the three and six months ended June 30, 2010, respectively, and $7.1 million, or 18.6%, and $14.0 million, or 18.5%, of our total revenues for the three and six months ended June 30, 2009, respectively. To date, we have sold the majority of our products to network equipment manufacturers, and in the second quarter of 2010, sales to network equipment manufacturers represented nearly two-thirds of our total sales. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we continue to develop a broader and more diverse customer base, our reliance on any one customer or customer type should decline. From a geographic perspective, we have historically generated the majority of our revenues from product shipments to customer locations within the United States. For the three and six months ended June 30, 2010, we generated revenues from product shipments to international locations of $26.4 million, or 39.9%, and $59.8 million, or 46.7%, of our total revenues for the three and six months ended June 30, 2010, respectively, compared to $13.5 million, or 35.1%, and $30.2 million, or 40.0%, of our total revenues for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2010, our revenues generated from international locations increased both in dollars and as a percentage of revenues when compared to the same period in 2009 primarily due to additional sales arising from our acquisitions of Catapult in June 2009 and N2X in October 2009. We also intend to continue increasing our sales efforts internationally with a targeted focus in the Europe and Asia Pacific regions. Looking forward, and given our 2009 acquisitions of Catapult and N2X, we expect our international revenues to continue to grow on an annualized basis as a percentage of our total revenues.
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
     Services revenues from our initial and separately purchased extended PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation. The implied PCS obligation for our software products ceases upon (i) the license management of our software upgrades and (ii) our determination not to provide PCS after the expiration of the contractual PCS period. Our license management systems manage and control the provision of software upgrades to ensure that the upgrades are only provided to customers that are entitled to receive such upgrades during an initial or extended PCS period. For software products that are not controlled under a license management system and for certain customers where we provide implied PCS outside of the contractual PCS period, we allocate and defer revenue for these implied PCS obligations and recognize this revenue ratably over the implied PCS periods as described above. For the three months ended June 30, 2010 and 2009, services revenues related to our implied PCS obligations were $857,000 and $1.0 million, respectively. For the six months ended June 30, 2010 and 2009, services revenues related to our implied PCS were $1.8 million and $2.1 million, respectively. For the three and six months ended June 30, 2009, $576,000 of deferred revenue relating to implied PCS was reversed and recognized as product revenues as a result of a certain product that is no longer developed, sold or supported. There were no such reversals for the three and six months ended June 30, 2010. Future reversals of implied PCS deferred revenue may occur over the next 12 months as a result of the future license management of additional products and our determination not to provide PCS to certain customers after the expiration of the contractual PCS period.
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
     For the three and six months ended June 30, 2010, stock-based compensation expense was $3.4 million and $6.2 million, respectively. Stock-based compensation for the three and six months ended June 30, 2009 was $2.6 million and $6.4 million, respectively. Our stock-based compensation expense increased for the quarter ended June 30, 2010 as compared to the same period in 2009 due in part to the incremental impact of the share-based awards granted to the employees related to our 2009 acquisitions of Catapult and N2X, as well as the incremental impact of the March 2010 annual refresher share-based grants to our executive officers. The aggregate balance of gross unrecognized stock-based compensation to be expensed in the remainder of 2010 and through 2014 related to unvested share-based awards as of June 30, 2010 was approximately $17.9 million. To the extent that we grant additional share-based awards, future expense may increase by the additional amortization of deferred compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be reasonably estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
     Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing, operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly in Calabasas, California and/or Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with customer and technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues does not include an allocation of the amortization of intangible assets related to our acquisitions of certain businesses, product lines and technologies, which are discussed below and included on a separate line item within our consolidated statements of operations.
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
     In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we have seen some increases in costs due to an industry-wide shortage in certain component parts and other supply chain constraints. Additionally, we expect to continue to experience pricing pressure on larger transactions and from larger customers as a result of competition.
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expenses discussed above and amortization of intangible assets, acquisition and other related costs and restructuring expenses discussed below, to increase for the second half of 2010 when compared to the same period in 2009 due in part to our acquisition of N2X in October 2009 and to the reinstatement of our global bonus plan in 2010.
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
     General and administrative expenses consist primarily of salaries and related expenses for certain executive, finance, legal, human resources, information technology and administrative personnel, as well as professional fees (e.g., legal and accounting), facility costs related to our corporate headquarters, insurance costs and other general corporate expenses.
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
     Acquisition and other related costs are expensed as incurred and consist primarily of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting, tax, due diligence, valuation and other related services, change in control payments, consulting fees, required regulatory costs, certain employee, facility and infrastructure transition costs, and other related expenses. We expect our acquisition and other related expenses to fluctuate over time based on the timing of our acquisitions and related integration activities.
     Restructuring expenses consist primarily of employee severance costs and related charges, as well as some facility-related charges to exit certain locations.
     Interest and Other Income, Net. Interest and other income, net represents interest on cash and a variety of securities, including money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities, certain foreign currency gains and losses, and other non-operating items such as legal settlement proceeds.
     Income Tax. Income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets and changes to these valuation allowances in future periods. We continually reevaluate the judgments surrounding our estimates and make adjustments as appropriate.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Products	83.1%	79.3%	82.4%	80.1%
Services	16.9	20.7	17.6	19.9

Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	20.8	20.7	19.7	20.5
Cost of revenues — services	2.3	2.1	2.4	2.3
Research and development	27.1	29.8	28.5	30.9
Sales and marketing	29.0	34.7	29.9	36.8
General and administrative	12.6	17.0	13.4	16.8
Amortization of intangible assets	7.7	3.6	7.9	3.6
Acquisition and other related	2.4	6.6	2.1	3.3
Restructuring	0.1	2.6	2.8	1.3

Total costs and operating expenses	102.0	117.1	106.7	115.5

Loss from operations	(2.0)	(17.1)	(6.7)	(15.5)
Interest and other income, net	0.6	1.7	7.1	1.6
Other-than-temporary impairment on investments	—	—	—	(1.9)

(Loss) income before income taxes	(1.4)	(15.4)	0.4	(15.8)
Income tax (benefit) expense	(0.9)	(8.5)	0.0	(7.0)

Net (loss) income	(0.5)%	(6.9)%	0.4%	(8.8)%

(1) Stock-based compensation included in:
Cost of revenues — products	0.2%	0.2%	0.2%	0.3%
Cost of revenues — services	0.1	0.1	0.1	0.1
Research and development	2.1	2.7	2.0	3.5
Sales and marketing	1.4	2.1	1.4	2.7
General and administrative	1.5	1.7	1.2	1.8
Comparison of Three and Six Months Ended June 30, 2010 and 2009
     As a result of our acquisitions of Catapult Communications Corporation (“Catapult”) on June 23, 2009 and of the N2X Data Network Testing Product Line business (“N2X”) of Agilent Technologies, Inc. on October 30, 2009 (collectively the “2009 Acquisitions”), our consolidated results of operations for the three and six months ended June 30, 2010 include the results of these operations. The three and six month periods ended June 30, 2009 include the results of operations of our Catapult acquisition from the respective acquisition date (i.e., June 23, 2009). The integration of Catapult and its processes was substantially completed as of December 31, 2009, while the integration activities with respect to N2X are expected to be completed during the third quarter of 2010. To assist the readers of our financial statements in reviewing our year over year consolidated operating results, we have estimated the impacts of the 2009 Acquisitions in the statement of operations sections below, although some activities cannot be reasonably extracted and included as either a Catapult or N2X activity.
     Revenues. In the second quarter of 2010, total revenues increased 72.1% to $66.1 million from the $38.4 million recorded in the second quarter of 2009. As a result of our 2009 Acquisitions, revenues for the second quarter of 2010 included approximately $15.3 million related to the 2009 Acquisitions. The second quarter of 2009 included approximately $2.8 million in revenue related to Catapult from the acquisition date through June 30, 2009. Excluding the revenues from our 2009 Acquisitions, revenues increased to $50.8 million in the second quarter of 2010 from $35.6 million in the second quarter of 2009 principally due to a $13.2 million increase in shipments of our hardware products (primarily our 10 Gigabit and 1 Gigabit Ethernet interface cards) in the second quarter of 2010 over the same period in 2009.
     In the first six months of 2010, total revenues increased 69.7% to $128.1 million from $75.5 million recorded in the same period of 2009. As a result of our 2009 Acquisitions, revenues for the first six months of 2010 included approximately $34.4 million related to the 2009 Acquisitions. The second quarter of 2009 included approximately $2.8 million in revenue related to Catapult from the acquisition date through June 30, 2009. Excluding the revenues from our 2009 Acquisitions, revenues increased to $93.7 million in the first six months of 2010 from $72.7 million in the first six months of 2009 principally due to a $16.6 million increase in shipments of our hardware and software products (primarily our 10 Gigabit and 1 Gigabit Ethernet interface cards and our IxLoad and IxNetwork software products) in the first six months of 2010 over the same period in 2009.
     Revenues from Cisco Systems, our largest account, were $9.4 million, representing 14.3% of our total revenues for the second quarter of 2010, compared to $7.1 million or 18.6% of our total revenues for the second quarter of 2009. Revenues from Cisco Systems were $21.5 million, representing 16.7% of our total revenues for the first six months of 2010, compared to $14.0 million or 18.5% of our total revenues for the same period in 2009.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 23.1% in the second quarter of 2010 from 22.8% in the second quarter of 2009. Our second quarter of 2010 and 2009 cost of goods sold included approximately $2.5 million and $361,000, respectively, of cost of goods sold attributable to our 2009 Acquisitions. Excluding the cost of revenues related to our 2009 Acquisitions, our total cost of revenues increased to $12.8 million in the second quarter of 2010 from $8.4 million in the second quarter of 2009 primarily due to the increased sales volumes in the second quarter of 2010 compared to the same period in 2009, partially offset by lower inventory-related charges for slow moving and excess inventory that were incurred in the second quarter of 2009 compared to the same period in 2010.
     As a percentage of total revenues, our total cost of revenues decreased to 22.1% in the first six months of 2010 from 22.8% in the first six months of 2009. As a result of our 2009 Acquisitions, our cost of revenues for the first six months of 2010 and 2009 included approximately $6.2 million and $361,000, respectively, related to the 2009 Acquisitions. Excluding the cost of revenues related to our 2009 Acquisitions, our total cost of revenues increased to $22.1 million in the first six months of 2010 from $16.9 million in the first six months of 2009 primarily due to the increased sales volumes in the first six months of 2010 compared to the same period in 2009, partially offset by lower inventory-related charges for slow moving and excess inventory that were incurred in the second quarter of 2009 compared to the same period in 2010.
     Research and Development Expenses. In the second quarter of 2010, research and development expenses increased 56.3% to $17.9 million from $11.4 million in the second quarter of 2009. As a result of our 2009 Acquisitions, our research and development expenditures in the second quarter of 2010 and 2009 included approximately $5.0 million and $220,000, respectively, related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the 2009 Acquisitions, research and development expenses in the second quarter of 2010 were $12.9 million compared to $11.2 million in the second quarter of 2009. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $1.2 million and an increase in stock-based compensation expense of $314,000, partially offset by a reduction in consulting costs of $275,000. The increase in compensation and related employee costs was primarily due to the reinstatement of our global bonus plan in 2010.
     Research and development expenses for the first six months of 2010 and 2009 increased 56.7% to $36.5 million from $23.3 million in the same period of 2009. As a result of our 2009 Acquisitions, our research and development expenditures in the first six months of 2010 and 2009 included approximately $11.3 million and $220,000, respectively, related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the 2009 Acquisitions, research and development expense in the first six months of 2010 were $25.2 million compared to $23.1 million in the first six months of 2009. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $2.4 million, partially offset by a reduction in consulting costs of $482,000. The increase in compensation and related employee costs was primarily due to the reinstatement of our global bonus plan in 2010.
     Sales and Marketing Expenses. In the second quarter of 2010, sales and marketing expenses increased 43.4% to $19.2 million from $13.4 million in the second quarter of 2009. As a result of our 2009 Acquisitions, our sales and marketing costs in the second quarter of 2010 and 2009 included approximately $6.4 million and $365,000, respectively, related to these acquisitions. Excluding the incremental sales and marketing costs related to the 2009 Acquisitions, second quarter 2010 sales and marketing expenses of $12.8 million were relatively flat compared to $13.0 million in the second quarter of 2009.
     Sales and marketing expenses for the first six months of 2010 and 2009 increased 38.1% to $38.3 million from $27.8 million in the same period of 2009. As a result of our 2009 Acquisitions, our sales and marketing expenditures in the first six months of 2010 and 2009 included approximately $11.6 million and $365,000, respectively, related to the sales and marketing activities of the acquired operations. Excluding the incremental sales and marketing costs related to the 2009 Acquisitions, sales and marketing expense in the first six months of 2010 declined to $26.7 million from $27.4 million in the first six months of 2009 as higher sales commissions to employees were offset by lower depreciation expenses and lower stock-based compensation charges.
     General and Administrative Expenses. In the second quarter of 2010, general and administrative expenses increased 28.3% to $8.4 million from $6.5 million in the second quarter of 2009. General and administrative costs attributable to our 2009 Acquisitions were not significant in the second quarters of 2010 and 2009. The increase in general and administrative expenses was primarily due to an increase in compensation and related employee costs of $753,000, including costs related to the reinstatements of our global bonus plan in 2010 and annual salary increases, an increase in stock-based compensation expense of $317,000 and certain increases in information technology support costs of $200,000.
     For the first six months of 2010, general and administrative expenses increased 35.2% to $17.2 million from $12.7 million in the same period of 2009. As a result of our 2009 Acquisitions, the first six months of 2010 and 2009 included approximately $918,000 and $149,000, respectively, of general and administrative costs of the acquired operations. Excluding the incremental general and administrative costs related to the 2009 Acquisitions, general and administrative expenses in the first six months of 2010 were $16.3 million compared to $12.6 million in the first six months of 2009. This increase was primarily due to an increase in compensation and related employee costs of $1.8 million, an increase in legal expenses of $630,000, and an increase in costs related to outside services (principally information technology support costs) of $443,000. The increase in compensation and related employee costs was primarily due to the reinstatement of our global bonus plan in 2010.
     Amortization of Intangible Assets. In the second quarter of 2010, amortization of intangible assets increased to $5.1 million from $1.4 million in the second quarter of 2009. In the first six months of 2010, amortization of intangible assets increased to $10.1 million from the $2.7 million recorded in the first six months of 2009. These increases were primarily due to the incremental amortization in the 2010 periods of intangibles related to our 2009 Acquisitions.
     Acquisition and Other Related Expenses. Acquisition and other related expenses for the second quarter of 2010 and 2009 were $1.6 million and $2.5 million, respectively. Acquisition and other related expenses for the six months ended June 30, 2010 and 2009 were $2.7 million and $2.5 million, respectively. These acquisition and other related expenses are a result of our 2009 Acquisitions. For the second quarter and first six months of 2009, acquisition and other related expenses consisted primarily of success-based banking fees and professional fees. For the second quarter and first six months of 2010, acquisition and other related expenses consisted primarily of employee, facility and infrastructure transition costs, as well as professional fees. For additional information, please see Note 3 of the Notes to Condensed Consolidated Financial Statements included in this report.
     Restructuring. Restructuring expenses for the second quarter of 2010 and 2009 were $67,000 and $1.0 million, respectively. Restructuring expenses for the six months ended June 30, 2010 and 2009 were $3.6 million and $1.0 million, respectively. For additional information, please see Note 4 of the Notes to Condensed Consolidated Financial Statements included in this report.
     Interest and Other Income, Net. Interest and other income, net decreased to $309,000 in the second quarter of 2010 from the $668,000 recorded in the second quarter of 2009. Interest and other income, net increased to $9.1 million in the first six months of 2010 from the $1.2 million recorded in the first six months of 2009. The significant increase in the first six months of 2010 as compared to the first six months of 2009 was primarily due to an $8.9 million favorable settlement with a former investment manager in the first quarter of 2010 attributable to our purchase in prior periods of certain investments in auction rate securities with an aggregate par value of $19.0 million that have been substantially written down.
     Other-than-Temporary Impairment on Investments. In the first six months of 2009, other-than-temporary impairments on investments totaled $1.4 million related to our illiquid auction rate securities. There were no such write-downs in the same period of 2010.
     Income Tax. Income tax benefit was $625,000, or an effective rate of 63.4%, for the second quarter of 2010 as compared to an income tax benefit of $3.3 million, or an effective rate of 55.1%, for the second quarter of 2009. The overall increase in the effective rate for the second quarter of 2010 as compared to the same period in 2009 was primarily due to a significantly lower pre-tax loss in the second quarter of 2010 compared to the same period in 2009, and the corresponding effects of discrete items on the pre-tax loss amounts.
     Income tax expense was $43,000, or an effective rate of 7.8%, for the first six months of 2010 as compared to an income tax benefit of $5.3 million, or an effective rate of 44.4%, for the first six months of 2009. The overall decrease in the effective rate for the first six months of 2010 as compared to the same period in 2009 was primarily due to an increase in pre-tax income from an $11.9 million pre-tax loss for the first six months of 2009 to $551,000 pre-tax income for the first six months of 2010, which resulted in a greater effective rate impact in 2010 from discrete items, such as disqualifying dispositions of incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations with our cash balances, cash generated from operations and proceeds from our initial public offering and from stock option exercises. The following table sets forth our summary cash flows for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$21,883	$3,286
Net cash used in investing activities	(18,079)	(158,399)
Net cash provided by (used in) financing activities	9,381	(6,745)
     Our cash, cash equivalents and short- and long-term investments, when viewed in the aggregate, increased to $102.9 million as of June 30, 2010 from $79.0 million as of December 31, 2009 due in part to the $8.9 million receipt of settlement proceeds from a former investment manager in the first quarter of 2010 related to our previous purchase of certain investments in auction rate securities and proceeds from exercises of share-based awards of $9.0 million.
     Net cash provided by operating activities was $21.9 million in the first six months of 2010 and $3.3 million in the same period of 2009. This increase in cash flow generated from operations was primarily due to the $8.9 million settlement proceeds discussed above as well as better overall operating results in the first six months of 2010 as compared to the first six months of 2009.
     Net cash used in investing activities was $18.1 million and $158.4 million for the first six months of 2010 and 2009, respectively. Excluding marketable security purchases and proceeds, net cash used in investing activities was $7.3 million and $81.1 million for the first six months of 2010 and 2009, respectively. This decline in net cash used was primarily due to the acquisition of Catapult in June 2009 which resulted in cash paid, net of cash acquired, of $76.4 million in the second quarter of 2009 compared to no such payment in the first six months of 2010.
     Net cash provided by financing activities for the first six months of 2010 was $9.4 million as compared to net cash used in financing activities of $6.7 million for the first six months of 2009. This increase in cash provided by financing activities was due to (i) there being no stock repurchases in the first six months of 2010 when compared to stock purchases of $8.4 million in the first six months of 2009 due to the expiration of our stock buyback plan in May 2009 and (ii) an increase in proceeds from the exercises of share-based awards of $7.3 million for the first six months of 2010 when compared to the first six months of 2009.
     We believe that our existing balances of cash and cash equivalents and investments (excluding our illiquid long-term auction rate securities with an estimated fair value of $5.2 million), and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the fixed rate securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. We do not enter into investments for trading or speculative purposes. We maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. government and federal agency securities, corporate debt securities, auction rate securities and money market funds. Our cash equivalents and investments consist of both fixed and variable rate securities. We do not use any derivatives or similar instruments to manage our interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our fixed rate securities are currently classified as available-for-sale securities. While we do not intend to sell these fixed rate securities prior to maturity based on a sudden change in market interest rates, should we choose to sell these securities in the future, our consolidated operating results may be adversely affected. A small portion of our cash equivalents and investments portfolio consists of variable interest rate securities. Accordingly, we also have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall.
Exchange Rate Sensitivity
     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales, support, marketing, development and other operations outside of the United States, we have transactions that are denominated in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee, Chinese Yuan, Singapore Dollar, Malaysian Ringgit, Australian Dollar, Canadian Dollar, Swedish Kronor, Euro and British Pound. We utilize foreign currency forward contracts to hedge certain accounts receivable amounts denominated in foreign currencies, primarily in Japanese Yen. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2010), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Discussion of legal matters is incorporated by reference from Note 10, “Commitments and Contingencies,” in Part I, Item 1 of this report.
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
ITEM 6. Exhibits

10.1	2010 Employee Stock Purchase Plan (1)

10.2	Amended and Restated 2008 Equity Incentive Plan (2)

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-31523), as filed with the Commission on June 3, 2010.

(2)	Incorporated by reference to Exhibit 10.2 to Ixia’s Current Report on Form 8-K dated May 27, 2010 (File No. 000-31523), as filed with the Commission on June 3, 2010.

     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA
Date: August 6, 2010	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002