Form 10-Q
period 2010-09-30
IXIA
filed 2010-11-05
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	66,525,860
(Class of Common Stock)	(Outstanding at October 26, 2010)

IXIA

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)
IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$42,691	$15,061
Short-term investments in marketable securities	40,379	10,337
Accounts receivable, net of allowance for doubtful accounts of $934 and $654 as of September 30, 2010 and December 31, 2009, respectively	65,843	55,765
Inventories	23,659	14,541
Prepaid expenses and other current assets	9,232	9,727

Total current assets	181,804	105,431

Investments in marketable securities	37,493	53,582
Property and equipment, net	22,372	18,693
Intangible assets, net	56,481	69,132
Goodwill	60,121	60,121
Other assets	2,232	2,129

Total assets	$360,503	$309,088

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,776	$6,136
Accrued expenses	31,221	21,253
Deferred revenues	34,488	29,842
Income taxes payable	1,090	1,263

Total current liabilities	78,575	58,494

Deferred revenues	7,206	7,309
Other liabilities	6,654	6,620

Total liabilities	92,435	72,423

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized, 66,061 and 63,062 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	103,940	87,283
Additional paid-in capital	127,634	118,754
Retained earnings	34,361	28,979
Accumulated other comprehensive income	2,133	1,649

Total shareholders’ equity	268,068	236,665

Total liabilities and shareholders’ equity	$360,503	$309,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Products	$58,540	$37,076	$164,134	$97,598
Services	12,350	9,298	34,901	24,305

Total revenues	70,890	46,374	199,035	121,903

Costs and operating expenses:(1)
Cost of revenues — products	14,231	10,461	39,449	25,971
Cost of revenues — services	1,535	823	4,561	2,567
Research and development	17,802	13,692	54,323	37,001
Sales and marketing	19,665	15,233	57,986	42,990
General and administrative	8,443	7,359	25,667	20,097
Amortization of intangible assets	3,532	3,774	13,676	6,485
Acquisition and other related	312	880	2,991	3,402
Restructuring	30	2,527	3,587	3,538

Total costs and operating expenses	65,550	54,749	202,240	142,051

Income (loss) from operations	5,340	(8,375)	(3,205)	(20,148)
Interest and other income, net	578	343	9,674	1,572
Other-than-temporary impairment on investments	—	(1,356)	—	(2,761)

Income (loss) before income taxes	5,918	(9,388)	6,469	(21,337)
Income tax expense (benefit)	1,044	(3,165)	1,087	(8,469)

Net income (loss)	$4,874	$(6,223)	$5,382	$(12,868)

Earnings (loss) per share:
Basic	$0.07	$(0.10)	$0.08	$(0.21)
Diluted	$0.07	$(0.10)	$0.08	$(0.21)

Weighted average number of common and common equivalent shares outstanding:
Basic	65,513	62,551	64,388	62,649
Diluted	68,018	62,551	66,341	62,649
(1) Stock-based compensation included in:
Cost of revenues — products	$115	$76	$371	$339
Cost of revenues — services	44	29	140	129
Research and development	1,191	596	3,748	3,259
Sales and marketing	772	271	2,503	2,332
General and administrative	916	626	2,468	1,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,382	$(12,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,240	7,631
Amortization of intangible assets	13,676	6,485
Stock-based compensation	9,230	8,045
Deferred income taxes	(634)	(10,212)
Impairment on investments	—	2,761
Tax (shortfall) benefit from stock option transactions	(350)	228
Excess tax benefits from stock-based compensation	(712)	(77)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(10,078)	597
Inventories	(9,118)	2,734
Prepaid expenses and other current assets	495	2,471
Other assets	531	1,399
Accounts payable	5,240	(1,053)
Accrued expenses	10,143	(5,473)
Deferred revenues	4,543	(2,405)
Income taxes payable and other liabilities	(208)	133

Net cash provided by operating activities	36,380	396

Cash flows from investing activities:
Purchases of property and equipment	(11,544)	(6,166)
Purchases of available-for-sale securities	(63,140)	(236,204)
Proceeds from available-for-sale securities	49,365	149,621
Purchases of other intangible assets	(275)	(156)
Payments in connection with acquisitions, net of cash acquired	(525)	(78,368)

Net cash used in investing activities	(26,119)	(171,273)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	16,657	1,755
Repurchase of common stock	—	(8,424)
Excess tax benefits from stock-based compensation	712	77

Net cash provided by (used in) financing activities	17,369	(6,592)

Net increase (decrease) in cash and cash equivalents	27,630	(177,469)
Cash and cash equivalents at beginning of period	15,061	192,791

Cash and cash equivalents at end of period	$42,691	$15,322

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
2. Basis of Presentation
     The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented.
     In connection with the completion of these financial statements, we identified adjustments to amortization expense and unrealized foreign currency gains that related to the three months ended June 30, 2010. We have corrected these non-cash items in the three months ended September 30, 2010 as we concluded the adjustments were not material to either the three or six months ended June 30, 2010 or the three months ended September 30, 2010. The adjustments were (i) to reverse $333,000 of amortization expense improperly recorded and (ii) to record an unrealized foreign currency gain of $267,000 that was not recorded.
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
     The following table summarizes the three and nine months ended September 30, 2009 pro forma total revenues and net loss of the combined entities had the acquisitions of Catapult and N2X occurred on January 1, 2009 (in thousands):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2009	2009
	(Pro forma)	(Pro forma)
Total revenues	$57,382	$170,064
Net loss	(9,146)	(35,590)
     The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among other items, amortization of identifiable intangible assets and reductions in revenues related to the estimated fair value adjustment to deferred revenues. The combined results do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable period noted above, or the future results of operations of the combined entities.
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
     Activity related to our restructuring plans is as follows (in thousands):

		N2X	Catapult
	Total	Restructuring	Restructuring
Accrual at January 1, 2010	$837	$—	$837
Charges	3,490	3,479	11
Payments	(1,864)	(1,209)	(655)

Accrual at March 31, 2010	$2,463	$2,270	$193

Charges	140	132	8
Payments	(2,263)	(2,201)	(62)
Adjustments	(64)	—	(64)

Accrual at June 30, 2010	$276	$201	$75

Charges	30	—	30
Payments	(246)	(182)	(64)

Accrual at September 30, 2010	$60	$19	$41

5. Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$6,065	$3,674
Work in process	6,866	4,731
Finished goods	10,728	6,136

	$23,659	$14,541

6. Shareholders’ Equity
     Other Comprehensive Income (Loss)
     For the three month periods ended September 30, 2010 and 2009, comprehensive income (loss) was $5.3 million and $(5.7) million, respectively. Comprehensive income (loss) for the nine month periods ended September 30, 2010 and 2009, was $5.9 million and $(10.8) million, respectively. In addition to net income (loss) in 2010 and 2009, the other components of comprehensive (loss) income, net of tax, were changes in unrealized gain or loss on our investments and foreign currency translation adjustments.
     Employee Stock Purchase Plan
     During the second quarter of 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”), which permits eligible employees to purchase Common Stock at a discounted price, subject to limitations as set forth in the 2010 Purchase Plan. The 2010 Purchase Plan replaced the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) upon its expiration in September 2010 (i.e., no new 24-month offering periods will be offered under the 2000 Purchase Plan, although the open offering periods prior to the September 2010 expiration will continue until the applicable 24-month offering periods end). The last offering period under the 2000 Purchase Plan commenced on May 1, 2010 and will end on April 30, 2012. Each offering period under the 2000 Purchase Plan consists of four six-month purchase periods. We have reserved a total of 500,000 shares of Common Stock for issuance under the 2010 Purchase Plan, together with the potential for an annual increase in the number of shares reserved under the 2010 Purchase Plan on May 1 of each year. The 2010 Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November 1 of each year. The first 24-month offering period under the 2010 Purchase Plan began on November 1, 2010 and is scheduled to end on October 31, 2012. The 2010 Purchase Plan will terminate in March 2020, unless it is earlier terminated by the Board of Directors.
7. Earnings (Loss) Per Share
     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding during the period.
     The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$4,874	$(6,223)	$5,382	$(12,868)

Denominator:
Basic presentation:
Weighted average common shares	65,513	62,551	64,388	62,649

Denominator for basic calculation	65,513	62,551	64,388	62,649

Diluted presentation:
Shares used above	65,513	62,551	64,388	62,649
Weighted average effect of dilutive stock options and other share-based awards	2,505	—	1,953	—

Denominator for diluted calculation	68,018	62,551	66,341	62,649

Basic (loss) earnings per share	$0.07	$(0.10)	$0.08	$(0.21)

Diluted (loss) earnings per share	$0.07	$(0.10)	$0.08	$(0.21)

     Due to our net loss position for the three and nine months ended September 30, 2009, the diluted earnings per share computations exclude weighted employee stock options and other share-based awards of 10.0 million and 10.1 million shares, respectively, which were antidilutive. The diluted earnings per share computation for the three and nine months ended September 30, 2010 excludes weighted employee stock options and other share-based awards of 1.7 million and 2.4 million shares, respectively, as the inclusion of these shares in the calculation would have been antidilutive.
8. Concentrations
     Significant Customer
     For the three and nine months ended September 30, 2010 and 2009, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Amount of total revenues	$9,034	$6,354	$30,487	$20,338
As a percentage of total revenues	12.7%	13.7%	15.3%	16.7%
     As of September 30, 2010 and December 31, 2009, we had receivable balances from this customer approximating 12.3% and 14.2%, respectively, of total accounts receivable. As of September 30, 2010, we had a receivable balance from a second significant customer that approximated 15.8% of total accounts receivable, compared to approximately 14.2% of total accounts receivable as of December 31, 2009.
     International Data
     For the three and nine months ended September 30, 2010 and 2009, total revenues from international product shipments consisted of the following (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Amount of total international revenues	$37,234	$19,132	$97,075	$49,337
As a percentage of total revenues	52.5%	41.3%	48.8%	40.5%
     For the three and nine months ended September 30, 2010, total revenues from product shipments to Japan approximated $8.6 million, or 12.1% of total revenues, and $21.2 million, or 10.7% of total revenues, respectively. For the three and nine months ended September 30, 2009, total revenues from product shipments to Japan approximated $4.0 million, or 8.6% of total revenues, and $10.8 million, or 8.8% of total revenues, respectively.
     As of September 30, 2010 and December 31, 2009, our property and equipment were geographically located as follows (in thousands):

	September 30,	December 31,
	2010	2009
United States	$11,670	$10,874
India	2,646	2,506
Romania	2,124	2,647
Other	5,932	2,666

	$22,372	$18,693

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
     Financial assets carried at fair value as of September 30, 2010 and December 31, 2009 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2010				December 31, 2009
		Quoted Prices in				Quoted Prices in
		Active Markets for	Significant Other	Significant		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:(1)
Money market funds	$2,180	$2,180	$—	$—	$241	$241	$—	$—
Short-term investments:(1)
U.S. Treasury, government and agency debt securities	33,768	—	33,768	—	5,713	—	5,713	—
Corporate debt securities	6,611	—	6,611	—	4,624	—	4,624	—
Long-term investments: (1)
U.S. Treasury, government and agency debt securities	10,034	—	10,034	—	34,673	—	34,673	—
Corporate debt securities	22,238	—	22,238	—	13,236	—	13,236	—
Auction rate securities (2)	5,221	—	—	5,221	5,673	—	—	5,673

Total financial assets	$80,052	$2,180	$72,651	$5,221	$64,160	$241	$58,246	$5,673

(1)	To estimate the fair value of our money market funds, U.S. government and agency debt securities, and corporate debt securities, we use the estimated fair value per our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

(2)	Given the disruption in the auction process in the auction rate securities market, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on, among other events: (i) a further deterioration in market conditions; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a default on interest or principal payments by the issuer of the securities.

     There were no transfers of assets between levels within the fair value hierarchy for the nine-month period ended September 30, 2010.
     The following table summarizes the activity for the three and nine months ended September 30, 2010 and 2009 for those financial assets (primarily our auction rate securities) where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balance	$5,187	$7,634	$5,673	$3,211
Unrealized gain recorded in other comprehensive income	117	219	25	1,681
Unrealized loss recorded in earnings	—	(1,356)	—	(2,761)
Additions from Catapult acquisition	—	—	—	4,366
Settlements	(83)	(950)	(477)	(950)

Ending balance	$5,221	$5,547	$5,221	$5,547

Unrealized losses recorded in earnings for level 3 assets still held at September 30	$—	$(1,356)	$—	$(2,761)

     Auction Rate Securities Settlement
     During the first quarter of 2010, we entered into an $8.9 million favorable legal settlement with a former investment manager attributable to our purchase in prior periods of certain investments in auction rate securities that have been substantially written down. We retained the auction rate securities at issue, which have an aggregate par value of $19.0 million and a fair value of $2.3 million as of September 30, 2010. The settlement proceeds were recorded to the Interest and other income, net line item within our consolidated statement of operations.
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
     In January 2009, Ixia filed an answer and counterclaim to IneoQuest’s complaint denying IneoQuest’s claims and raising several affirmative defenses. Ixia has also asserted a counterclaim against IneoQuest seeking declaratory relief that Ixia has not infringed the IneoQuest patent and that such patent is invalid. In April 2009, Ixia filed an amended answer and counterclaim to IneoQuest’s complaint in which Ixia asserted that IneoQuest has infringed four patents owned by Ixia. Although the Company cannot predict the outcome of this matter, Ixia believes that it has strong defenses to IneoQuest’s claims and is defending the action vigorously. The parties commenced discovery in this matter in the 2009 second quarter. The parties filed a Joint Claim Construction brief on November 30, 2009. On July 27, 2010, the Court issued a claim construction ruling relating to certain terms within the claims of IneoQuest’s patent and ordered the parties to further brief claim construction issues related to Ixia’s four asserted patents. Fact discovery is set to conclude 90 days after the issuance of the claim construction ruling related to Ixia’s four asserted patents. Expert discovery is set to conclude 150 days after the issuance of the claim construction ruling. As yet, a trial date has not been set.
     Tucana Telecom NV vs. Catapult. On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult, which Ixia acquired in June 2009. Tucana had sought damages of 10.4 million Euros (approximately $14.0 million as of September 30, 2010) for the alleged improper termination in 2002 by Catapult of Tucana’s purported distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. In a decision dated January 14, 2010, the Belgian Supreme Court set aside the decision of the Antwerp Court of Appeal and remanded the matter for trial to the Ghent Court of Appeal. The matter has not yet been set for trial.
     In June 2010, Catapult filed a complaint against Tucana in the Superior Court of the State of California, County of Los Angeles, seeking declaratory and injunctive relief and damages for breach of the distribution agreement. Catapult filed its First Amended Complaint on September 8, 2010 to address a statute of limitations issue raised by Tucana’s initial response. Catapult seeks a declaration that the distribution agreement is a valid and enforceable agreement, and that the distribution agreement’s mandatory forum selection and choice of law provisions are enforceable and require that the litigation of any dispute involving the agreement be brought in a court located in the County of Los Angeles. Catapult also seeks an order permanently enjoining Tucana from prosecuting any claims arising out of Tucana’s distribution relationship with Catapult in any judicial forum outside the County of Los Angeles. Catapult also seeks compensatory damages of not less than $200,000 for damages suffered by Catapult arising out of Tucana’s breach of the distribution agreement. Tucana filed a demurrer to the First Amended Complaint on October 12, 2010 seeking dismissal of the action based on the statute of limitations and the doctrine of laches. Catapult intends to vigorously oppose that demurrer. The hearing on the demurrer is scheduled for December 9, 2010.
     Catapult believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. Catapult has defended the action vigorously to date and will continue to do so. Catapult may be able to seek indemnification from Tekelec for any damages assessed against Catapult in this matter under the terms of the Asset Purchase Agreement that Catapult entered into with Tekelec, although there is no assurance that such indemnification would be available. On March 30, 2010, Tekelec’s legal counsel in Belgium informed Catapult’s Belgian counsel that its client is considering intervening voluntarily in the Ghent appeal proceedings but that no final decision has been taken in this respect. It is not possible to determine the amount of any loss that might be incurred in this matter.
     We are not aware of any pending legal proceedings other than the matters mentioned above that, individually or in the aggregate, would have a material adverse effect on our business, results of operations or financial position. We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party trademarks or other intellectual property rights. Such claims, even if without merit, could result in our expenditure of significant financial and managerial resources.
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
     In October 2009, the FASB issued authoritative guidance for the accounting of certain revenue arrangements that include software elements, which changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue accounting guidance. The new guidance includes factors to help companies determine the software elements that are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple deliverables. The amendments are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010 or on a retrospective basis. Early application is permitted. We expect to adopt the new guidance on January 1, 2011 relating to new revenue arrangements entered into or modified after that date, and are currently evaluating the impact on our consolidated financial position, results of operations and cash flows.
     In January 2010, the FASB issued authoritative guidance for the accounting of fair value measurements and disclosures, which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Adoption of this new guidance required additional disclosures that did not have a material impact on our consolidated financial position, results of operations and cash flows.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.
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
     Our hardware products primarily consist of chassis and interface cards, and our Ethernet interface cards continue to represent the majority of our product revenues. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the Internet at network speeds of up to 100 Gigabits per second. During 2010, we have seen increased sales for our testing solutions across our Gigabit Ethernet 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, with our 10 Gigabit Ethernet interface cards continuing to be our strongest seller. Over the next 12 months, we expect that the sale of our Ethernet interface cards will continue to represent the majority of our revenues with 10 Gigabit Ethernet interface cards continuing to be our top selling product category. Over the past few quarters, we have seen some positive signs with respect to the stabilization and growth of our business. However, we continue to remain cautiously optimistic about the extent and length of the economic recovery and about some of our customers’ willingness to continue spending at the levels we have seen during the first nine months of 2010.
     Sales to our largest customer accounted for approximately $9.0 million, or 12.7%, and $30.5 million, or 15.3%, of our total revenues for the three and nine months ended September 30, 2010, respectively, and $6.4 million, or 13.7%, and $20.3 million, or 16.7%, of our total revenues for the three and nine months ended September 30, 2009, respectively. To date, we have sold the majority of our products to network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we continue to develop a broader and more diverse customer base, our reliance on any one customer or customer type should decline. From a geographic perspective, we have historically generated the majority of our revenues from product shipments to customer locations within the United States. For the three and nine months ended September 30, 2010, we generated revenues from product shipments to international locations of $37.2 million, or 52.5%, and $97.1 million, or 48.8%, of our total revenues for the three and nine months ended September 30, 2010, respectively, compared to $19.1 million, or 41.3%, and $49.3 million, or 40.5%, of our total revenues for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, our revenues generated from international locations increased both in dollars and as a percentage of revenues when compared to the same periods in 2009 primarily due to additional international sales arising from our acquisitions of Catapult in June 2009 and N2X in October 2009. Our sales in the Asia Pacific region were $22.1 million and $59.5 million for the three and nine months ended September 30, 2010, respectively, and $11.8 million and $28.3 million for the three and nine months ended September 30, 2009, respectively. The increase in sales for the Asia Pacific region was led by Japan, which generated sales of $8.6 million and $21.2 million for the three and nine months ended September 30, 2010, respectively, compared to $4.0 million and $10.8 million for the three and nine months ended September 30, 2009, respectively. The increase in Japan sales was primarily due to the contributions from our acquisitions in 2009. We also intend to continue increasing our sales efforts internationally with a targeted focus in the Europe and Asia Pacific regions. Looking forward, and given our 2009 acquisitions of Catapult and N2X, we expect our international revenues to be approximately 50% of our total revenues on an annualized basis.
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
     For the three and nine months ended September 30, 2010, stock-based compensation expense was $3.0 million and $9.2 million, respectively. Stock-based compensation for the three and nine months ended September 30, 2009 was $1.6 million and $8.0 million, respectively. Our stock-based compensation expense increased for the quarter ended September 30, 2010 as compared to the same period in 2009 due in part to (i) the incremental impact of the share-based awards granted to the employees related to our 2009 acquisitions of Catapult and N2X, (ii) the incremental impact of the annual refresher share-based grants to our employees in October 2009 and executive officers in March 2010, and (iii) a lower forfeiture rate in the third quarter of 2010. The aggregate balance of gross unrecognized stock-based compensation to be expensed in the remainder of 2010 and through 2014 related to unvested share-based awards as of September 30, 2010 was approximately $14.4 million. To the extent that we grant additional share-based awards, future expense may increase by the additional amortization of deferred compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be reasonably estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
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
     Our cost of revenues as a percentage of total revenues is primarily affected by the following factors:
•	our pricing policies and those of our competitors;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of customers and sales channels through which our products are sold;

•	the mix of our products sold, such as the mix of software versus hardware product sales;

•	new product introductions by us and by our competitors;

•	demand for and quality of our products; and

•	production volume.
     In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we have seen some increases in costs due to an industry-wide shortage in certain component parts and other supply chain constraints. Additionally, we expect to continue to experience pricing pressure on larger transactions and from significant customers as a result of competition.
     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expenses discussed above and amortization of intangible assets, acquisition and other related costs and restructuring expenses discussed below, to remain relatively flat in the fourth quarter of 2010 when compared to the third quarter of 2010.
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
     Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their estimated useful lives. We evaluate our identifiable definite life intangible assets and other long-lived assets for impairment, when events or changes in circumstances indicate that a potential impairment may exist. An impairment charge would be recorded to the extent that the carrying value exceeds its undiscounted cash flows and its estimated fair value in the period that the impairment circumstances occurred. We evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value. The future amortization expense of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies or product lines or are required to record impairment charges related to our acquired intangible assets.
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
     Income Tax. Income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets and changes to these valuation allowances in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

RESULTS OF OPERATIONS
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Products	82.6%	79.9%	82.5%	80.1%
Services	17.4	20.1	17.5	19.9

Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues — products	20.1	22.6	19.8	21.3
Cost of revenues — services	2.2	1.7	2.3	2.1
Research and development	25.2	29.6	27.3	30.4
Sales and marketing	27.7	32.9	29.1	35.2
General and administrative	11.9	15.9	12.9	16.5
Amortization of intangible assets	5.0	8.1	6.9	5.3
Acquisition and other related	0.4	1.9	1.5	2.8
Restructuring	0.0	5.4	1.8	2.9

Total costs and operating expenses	92.5	118.1	101.6	116.5

Income (loss) from operations	7.5	(18.1)	(1.6)	(16.5)
Interest and other income, net	0.8	0.7	4.9	1.3
Other-than-temporary impairment on investments	—	(2.9)	—	(2.3)

Income (loss) before income taxes	8.3	(20.3)	3.3	(17.5)
Income tax expense (benefit)	1.4	(6.9)	0.6	(6.9)

Net income (loss)	6.9%	(13.4)%	2.7%	(10.6)%

(1) Stock-based compensation included in:
Cost of revenues — products	0.2%	0.2%	0.2%	0.3%
Cost of revenues — services	0.1	0.1	0.1	0.1
Research and development	1.3	1.3	1.9	2.7
Sales and marketing	0.6	0.6	1.3	1.9
General and administrative	1.3	1.3	1.2	1.6
Comparison of Three and Nine Months Ended September 30, 2010 and 2009
     As a result of our acquisitions of Catapult Communications Corporation (“Catapult”) on June 23, 2009 and of the N2X Data Network Testing Product Line business (“N2X”) of Agilent Technologies, Inc. on October 30, 2009 (collectively the “2009 Acquisitions”), our consolidated results of operations for the three and nine months ended September 30, 2010 include the results of these operations. The three and nine month periods ended September 30, 2009 include the results of operations of our Catapult acquisition from the acquisition date (i.e., June 23, 2009). The integration of Catapult and its processes was substantially completed as of December 31, 2009, while the integration activities with respect to N2X were substantially completed as of September 30, 2010. To assist the readers of our financial statements in reviewing our year over year consolidated operating results, we have estimated the impacts of the 2009 Acquisitions in the statement of operations sections below, although some activities cannot be reasonably extracted and identified as either a Catapult or N2X activity.
     Revenues. In the third quarter of 2010, total revenues increased 52.9% to $70.9 million from the $46.4 million recorded in the third quarter of 2009. As a result of our 2009 Acquisitions, revenues for the third quarter of

2010 included approximately $21.8 million related to the 2009 Acquisitions. The third quarter of 2009 included approximately $7.5 million in revenue related to the Catapult acquisition in June 2009. Excluding the revenues from our 2009 Acquisitions, revenues increased to $49.1 million in the third quarter of 2010 from $38.9 million in the third quarter of 2009 principally due to a $11.5 million increase in shipments of our hardware products (primarily our 40/100 Gigabit Ethernet interface cards) in the third quarter of 2010 over the same period in 2009.
     In the first nine months of 2010, total revenues increased 63.3% to $199.0 million from $121.9 million recorded in the same period of 2009. As a result of our 2009 Acquisitions, revenues for the first nine months of 2010 included approximately $56.2 million related to the 2009 Acquisitions. The first nine months of 2009 included approximately $10.4 million in revenue related to Catapult from the acquisition date through September 30, 2009. Excluding the revenues from our 2009 Acquisitions, revenues increased to $142.8 million in the first nine months of 2010 from $111.5 million in the first nine months of 2009 principally due to a $26.5 million increase in shipments of our hardware products (primarily our 10 Gigabit and 40/100 Gigabit Ethernet interface cards) in the first nine months of 2010 over the same period in 2009.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 22.2% in the third quarter of 2010 from 24.3% in the third quarter of 2009. As a percentage of total revenues, our total cost of revenues decreased to 22.1% in the first nine months of 2010 from 23.4% in the first nine months of 2009. The decrease in our total cost of revenues for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 was primarily due to certain inventory-related charges for slow moving and excess inventory that were incurred in the three and nine months ended September 30, 2009 that did not recur in the 2010 periods. These inventory charges totaled $1.0 million and $1.8 million for the three and nine months ended September 30, 2009, respectively.
     Research and Development Expenses. In the third quarter of 2010, research and development expenses increased 30.0% to $17.8 million from $13.7 million in the third quarter of 2009. As a result of our 2009 Acquisitions, our research and development expenditures in the third quarter of 2010 and 2009 included approximately $4.9 million and $3.0 million, respectively, related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the 2009 Acquisitions, research and development expenses in the third quarter of 2010 were $12.9 million compared to $10.7 million in the third quarter of 2009. This increase was primarily due to an increase in compensation and related employee costs of $1.1 million and an increase in stock-based compensation expense of $595,000. The increase in compensation and related employee costs was primarily due to the reinstatement of our global bonus plan in 2010.
     Research and development expenses for the first nine months of 2010 increased 46.8% to $54.3 million from $37.0 million in the same period of 2009. As a result of our 2009 Acquisitions, our research and development expenditures in the first nine months of 2010 and 2009 included approximately $16.2 million and $3.2 million, respectively, related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the 2009 Acquisitions, research and development expense in the first nine months of 2010 was $38.1 million compared to $33.8 million in the first nine months of 2009. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $3.7 million. The increase in compensation and related employee costs was primarily due to the reinstatement of our global bonus plan in 2010.
     Sales and Marketing Expenses. In the third quarter of 2010, sales and marketing expenses increased 29.6% to $19.7 million from $15.2 million in the third quarter of 2009. As a result of our 2009 Acquisitions, our sales and marketing costs in the third quarter of 2010 and 2009 included approximately $6.4 million and $3.5 million, respectively, related to these acquisitions. Excluding the incremental sales and marketing costs related to the 2009 Acquisitions, sales and marketing expenses in the third quarter of 2010 were $13.3 million compared to $11.7 million in the third quarter of 2009. This increase was primarily due to an increase in commissions of $855,000 as revenues increased compared to the same period last year, as well as an increase in stock-based compensation expense of $501,000.
     Sales and marketing expenses for the first nine months of 2010 increased 34.9% to $58.0 million from $43.0 million in the same period of 2009. As a result of our 2009 Acquisitions, our sales and marketing expenditures in the first nine months of 2010 and 2009 included approximately $17.9 million and $3.9 million, respectively, related to the sales and marketing activities of the acquired operations. Excluding the incremental sales and marketing costs related to the 2009 Acquisitions, sales and marketing expense in the first nine months of

2010 increased to $40.1 million from $39.1 million in the first nine months of 2009 as higher commissions to sales personnel were partially offset by lower depreciation expenses.
     General and Administrative Expenses. In the third quarter of 2010, general and administrative expenses increased 14.7% to $8.4 million from $7.4 million in the third quarter of 2009. As a result of 2009 Acquisitions, the third quarter of 2009 included general and administrative costs of $1.0 million. General and administrative costs attributable to our 2009 Acquisitions were not significant in the third quarter of 2010. Excluding the incremental general and administrative costs related to our 2009 Acquisitions, general and administrative expenses in the third quarter of 2010 increased by $2.0 million over the same period in 2009 primarily due to an increase in compensation and related employee costs of $1.0 million, including costs related to the reinstatement of our global bonus plan in 2010 and annual salary increases, higher systems and application related costs and an increase in stock-based compensation expense.
     For the first nine months of 2010, general and administrative expenses increased 27.7% to $25.7 million from $20.1 million in the same period of 2009. As a result of our 2009 Acquisitions, the first nine months of 2010 and 2009 included approximately $892,000 and $1.1 million, respectively, of general and administrative costs of the acquired operations. Excluding the incremental general and administrative costs related to the 2009 Acquisitions, general and administrative expenses in the first nine months of 2010 were $24.8 million compared to $19.0 million in the first nine months of 2009. This increase was primarily due to an increase in compensation and related employee costs of $2.9 million, higher systems and application related costs of approximately $900,000 and an increase in stock-based compensation expense. The increase in compensation and related employee costs was primarily due to the reinstatement of our global bonus plan in 2010 and annual salary increases.
     Amortization of Intangible Assets. In the third quarter of 2010, amortization of intangible assets decreased to $3.5 million from $3.8 million in the third quarter of 2009. In the first nine months of 2010, amortization of intangible assets increased to $13.7 million from the $6.5 million recorded in the first nine months of 2009. The increase in the first nine months of 2010 compared to the same period in 2009 was primarily due to the incremental amortization in 2010 of the intangibles related to our 2009 Acquisitions.
     Acquisition and Other Related Expenses. Acquisition and other related expenses for the third quarter of 2010 and 2009 were $312,000 and $880,000, respectively. Acquisition and other related expenses for the nine months ended September 30, 2010 and 2009 were $3.0 million and $3.4 million, respectively. These acquisition and other related expenses are a result of our 2009 Acquisitions. For the third quarter and first nine months of 2009, acquisition and other related expenses consisted primarily of success-based banking fees and professional fees primarily due to our acquisition of Catapult on June 23, 2009. For the third quarter and first nine months of 2010, acquisition and other related expenses consisted primarily of employee, facility and infrastructure transition costs, as well as professional fees attributable to our 2009 Acquisitions.
     Restructuring. Restructuring expenses for the third quarter of 2010 and 2009 were $30,000 and $2.5 million, respectively. Restructuring expenses for the nine months ended September 30, 2010 and 2009 were $3.6 million and $3.5 million, respectively. Restructuring expenses in 2009 relate to the Ixia and Catapult restructuring plans, which were substantially completed in 2009, and the restructuring expenses in 2010 primarily relate to the N2X restructuring plan, which was substantially completed in the first quarter of 2010. For additional information, please see Note 4 of the Notes to Condensed Consolidated Financial Statements included in this report.
     Interest and Other Income, Net. Interest and other income, net increased to $578,000 in the third quarter of 2010 from the $343,000 recorded in the third quarter of 2009 primarily due to an out-of-period adjustment recorded in the third quarter of 2010 related to unrealized foreign currency gains of $267,000 attributable to the second quarter of 2010. Interest and other income, net increased to $9.7 million in the first nine months of 2010 from the $1.6 million recorded in the first nine months of 2009. The significant increase in the first nine months of 2010 as compared to the first nine months of 2009 was primarily due to an $8.9 million favorable settlement with a former investment manager in the first quarter of 2010 related to our purchase in prior periods of certain investments in auction rate securities with an aggregate par value of $19.0 million that have been substantially written down.
     Other-than-Temporary Impairment on Investments. For the three and nine months ended September, 30 2009, other-than-temporary impairments on investments totaled $1.4 million and $2.8 million, respectively, related to our illiquid auction rate securities. There were no such write-downs in the same periods of 2010.

     Income Tax. Income tax expense was $1.0 million, or an effective rate of 17.6%, for the third quarter of 2010 as compared to an income tax benefit of $3.2 million, or an effective rate of 33.7%, for the third quarter of 2009. Income tax expense was $1.1 million, or an effective rate of 16.8%, for the first nine months of 2010 as compared to an income tax benefit of $8.5 million, or an effective rate of 39.7%, for the first nine months of 2009. The overall decrease in the effective tax rates for the 2010 periods as compared to the same periods in 2009 was primarily due to the impacts of the Company’s permanent items on pre-tax income (loss) as the Company moved from a pre-tax loss position in 2009 to a pre-tax income position in 2010. Also contributing to the decline in the effective tax rates for the 2010 periods was the Company’s operations outside the U.S. where the statutory tax rates are generally lower, as well as an increase in benefits from discrete items in 2010, such as disqualifying dispositions of incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations with our cash balances, cash generated from operations and proceeds from our initial public offering and from stock option exercises. The following table sets forth our summary cash flows for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$36,380	$396
Net cash used in investing activities	(26,119)	(171,273)
Net cash provided by (used in) financing activities	17,369	(6,592)
     Our cash, cash equivalents and short- and long-term investments, when viewed in the aggregate, increased to $120.6 million as of September 30, 2010 from $79.0 million as of December 31, 2009 due primarily to the $36.4 million in net cash provided by operating activities and $16.7 million of cash generated from the exercises of share-based awards for the nine months ended September 30, 2010. This increase in cash and investments was partially offset by capital expenditures of $11.5 million.
     Net cash provided by operating activities was $36.4 million in the first nine months of 2010 and $396,000 in the same period of 2009. This increase in cash flow generated from operations was primarily due to better overall operating results in the first nine months of 2010 as compared to the first nine months of 2009 as well as the $8.9 million receipt of settlement proceeds from a former investment manager in the first quarter of 2010 related to our previous purchase of certain investments in auction rate securities.
     Net cash used in investing activities was $26.1 million and $171.3 million for the first nine months of 2010 and 2009, respectively. Excluding marketable security purchases and proceeds, net cash used in investing activities was $12.3 million and $84.7 million for the first nine months of 2010 and 2009, respectively. This decline in net cash used was primarily due to the acquisition of Catapult in June 2009 which resulted in cash paid, net of cash acquired, of $78.4 million compared to no such payment in the first nine months of 2010. This decrease in spending was partially offset by a $5.4 million increase in capital expenditures in the first nine months of 2010 over the first nine months of 2009 due in part to the facility and equipment needs of our expanded workforce after our acquisitions in 2009.
     Net cash provided by financing activities for the first nine months of 2010 was $17.4 million as compared to net cash used in financing activities of $6.6 million for the first nine months of 2009. This increase in cash provided by financing activities was due to (i) an increase of $14.9 million in proceeds from the exercises of share-based awards for the first nine months of 2010 when compared to the first nine months of 2009 and (ii) there being no stock repurchases in the first nine months of 2010 due to the expiration of our stock buyback plan in May 2009 as compared to stock repurchases of $8.4 million in the first nine months of 2009 under the buyback.
     We believe that our existing balances of cash and cash equivalents, investments (excluding our illiquid long-term auction rate securities with an estimated fair value of $5.2 million), and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
     The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the fixed rate securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. We do not enter into investments for trading or speculative purposes. We maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. government and federal agency securities, corporate debt securities, auction rate securities and money market funds. Our cash equivalents and investments consist of both fixed and variable rate securities. We do not use any derivatives or similar instruments to manage our interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our fixed rate securities are currently classified as available-for-sale securities. While we do not intend to sell these fixed rate securities prior to maturity based on a sudden change in market interest rates, should we choose to sell these securities in the future, our consolidated operating results may be adversely affected. As of September 30, 2010, only a small portion of our cash equivalents and investment portfolio consisted of variable interest rate securities. Accordingly, we also have some interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of September 30, 2010), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

IXIA
Date: November 5, 2010	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: November 5, 2010	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002