Form 10-K
period 2010-12-31
IXIA
filed 2011-03-04
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (818) 871-1800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value	The NASDAQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 30, 2010, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $287,891,883.
As of March 1, 2011, the number of shares of the Registrant’s Common Stock outstanding was 68,465,345.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 19, 2011 are incorporated by reference into Part III of this Annual Report.

IXIA
FORM 10-K

PART I
Item 1. Business
Overview
     We are a leading provider of converged test systems and services for wireless and wired infrastructures and services. Our hardware and software products allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications, Application Programming Interfaces (APIs) and automation tools that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 100 Gigabits per second and wireless networks that carry data traffic over optical fiber, electrical cable and airwaves. We also offer hardware platforms and equipment that test wireless equipment, especially those associated with 3G (third generation), 4G (fourth generation) and Long-Term Evolution (LTE) networks. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
     During the year ended December 31, 2010, we received orders from approximately 900 new and existing customers. Based on product shipments for the year ended December 31, 2010, our significant customers by category included:
•	Leading network equipment manufacturers such as Cisco Systems, Juniper Networks and Alcatel-Lucent;

•	Semiconductor manufacturers such as Broadcom, HSL and LSI Corporation;

•	Telecommunications equipment manufacturers such as Ericsson, Nokia Siemens Networks and ZTE Corporation;

•	Voice, broadband and/or wireless service providers such as NTT, AT&T and Verizon;

•	Cable operators such as Comcast Cable, Time Warner and Charter Communications;

•	Enterprises such as Wells Fargo, Morgan Stanley and Oracle; and

•	Government contractors, departments and agencies such as General Dynamics, U.S. Navy and Deutsche Bahn.
     The delivery of communications and entertainment (e.g., video) traffic is rapidly moving to an all IP infrastructure. To achieve “utility grade” quality, this infrastructure must be thoroughly tested under realistic conditions prior to deployment. Our vision is to accelerate the convergence of all networks to IP by providing the most comprehensive, easy-to-use and automated test systems in the industry. Key growth drivers include the development and deployment of 10, 40 and 100 Gigabit Ethernet network equipment, the build-out of global wired and wireless carrier networks, the proliferation of video and media-rich applications, data center convergence and cloud computing, security devices and applications, and converged IP services such as voice, video and data (multiplay) to the home and wireless devices. We intend to maintain our focus on technology leadership, expand and further penetrate our customer base, leverage our strengths into adjacent areas, acquire key technologies, businesses and assets, and expand our international presence.
     In June 2009, we acquired Catapult Communications Corporation (“Catapult”) and have continued to integrate its products into Ixia’s IxCatapult product line. The IxCatapult product line adds in-depth testing of wireless network components. In particular, these products include test hardware and software that address 3G, 4G, and

Long-Term Evolution (LTE) wireless network access and core components. We have also integrated wireless Catapult technology into our IxLoad product to test the mobile core network.
     In October 2009, we acquired from Agilent Technologies, Inc. (“Agilent”) its N2X Data Network Testing Product Line (“N2X”) to enrich our portfolio with the IxN2X test solution. In addition to broadband and carrier access protocol expertise, the IxN2X product line is known in the industry for its intuitive and powerful user interface and excellent quality. IxN2X best practices are being integrated into the IxNetwork system architecture, and IxN2X customers are taking advantage of Ixia’s layer 4-7 and wireless testing on new, high-density Gigabit and 10 Gigabit Ethernet hardware that support both the IxN2X and Ixia applications.
The Increasing Need for Network and Application Testing and Measurement
     The measurement and analysis of performance, functionality, service quality and conformance of networks, applications, and communication devices is important to the following groups:
•	Communications Chip Manufacturers. At the early stages of development of new components, communications chip manufacturers use our test systems to evaluate and analyze the conformance, interoperability, and performance of their components. This occurs during the design and development phase — typically prior to integration by network equipment manufacturers.

•	Network/Telecommunications Equipment Manufacturers (NEMs/TEMs). NEMs and TEMs provide voice, video, and data service infrastructure equipment to customer network operators, service providers, and network users, who specify high standards of functionality, performance and reliability. To meet these higher standards, NEMs and TEMs must ensure the quality of their products during development and manufacturing and prior to shipping. Failure to ensure the consistent functionality and performance of their products may result in the loss of customers, increased research and development costs, increased support costs and losses resulting from the return of products. NEMs use our test systems to run large-scale subscriber and service emulations, generating extreme traffic loads to verify the performance and capacity of their wired and wireless devices prior to deployment in production networks. Our systems are also used by NEMs and TEMs in the sales and acceptance process to demonstrate to their customers (e.g., service providers and enterprises) how their products will operate under real-world conditions. Our conformance test suites are used by NEMs and TEMs to ensure that their devices conform to published standards — ensuring that they will be interoperable with other equipment.

•	Network Operators and Service Providers (Service Providers). Service Providers seek to provide their customers with a growing variety of high quality, advanced network services. Failure to provide satisfactory service can be costly and may result in high subscriber churn rates and reduced Average Revenue per User (ARPU). To ensure desired service levels and overall quality of experience are acceptable, Service Provider R&D and network engineering groups must verify the performance and functionality of staged networks during the equipment selection and network design process prior to deployment. Service Providers use our test systems to emulate millions of subscribers to realistically predict end-user quality of experience delivered by their wired and wireless infrastructure and services.

•	Enterprises and Government. These large Service Provider customers spend significant amounts on networks and network services. They deploy LANs and WANs that rival some Service Provider networks in size and complexity. These customers use Ixia’s solutions in much the same way as Service Providers, verifying the performance and functionality of network equipment and making sure that new networks, services and applications will perform as expected. They also use our products to test the performance and scalability of their internal applications, often based on proprietary protocols.

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
The Ixia Solution
     We are a leading provider of converged test systems and services for wireless and wired infrastructures and services. Our hardware and software allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications, Application Programming Interfaces (APIs) and automation tools that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 100 Gigabits per second and wireless networks that carry data traffic over optical fiber, electrical cable and airwaves. We also offer hardware platforms and equipment that test wireless equipment, especially those associated with 3G (third generation) and 4G (fourth generation) LTE networks. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
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
     Our systems analyze each discrete packet of information, thereby allowing our customers to precisely measure the performance of their networks and individual network components. This precision allows customers to accurately measure critical quality of service parameters such as throughput, latency, loss and jitter and to check data integrity, packet sequencing throughout the network, and quality of service (QoS) as well as to locate various network problems.
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
     Highly Scalable. Each of our interface cards provides one or more ports through which our systems generate and receive data traffic. Each physical port contains its own dedicated logic circuits, with substantial memory and compute resources. Our customers can easily scale the size of their test bed or the amount of data traffic generated by inserting additional interface cards. By connecting multiple chassis and synchronizing hundreds of ports to operate simultaneously, our customers can simulate extremely large-scale networks. Our GPS-based components even allow our chassis to be distributed throughout the world, while maintaining the close time synchronization necessary for precision tests. We believe that our systems can offer our customers one of the highest port density and scalable space efficient systems available. In addition, our client-server architecture allows multiple users in the same or different geographic locations to simultaneously access and operate different ports contained in the same chassis to run independent tests.
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
     Highly Modular. Our hardware products consist of stackable and portable chassis, which, depending on the chassis model, can be configured with a mix of interface cards. This modular design allows our customers to quickly and easily create realistic, customized test configurations. Our open architecture accelerates integration of additional network technologies into existing systems through the addition of new interface cards and distributed software.
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
Strategy
     Our objective is to be the industry leader in providing performance, functionality, service quality, interoperability and conformance testing solutions for wireless and wired IP networks and IP-based services. Our strategy includes being at the forefront of emerging and next generation technologies such as 40/100 Gigabit Ethernet and LTE, growing our portfolio of products and addressable markets through acquisitions of technologies, businesses and assets, expanding our international presence and customer base, and continuing to deliver high quality products and support to our customers. Key elements of our strategy to achieve this objective include the following:
     Continue to Expand our Addressable Markets. We plan to further expand our addressable markets into areas of growth for wireless and wired IP-based products and services, such as content-aware routing and switching, networks that carry voice, video and data over IP (commonly referred to in the aggregate as multiplay), wireless devices, network and application security, and next-generation networking technologies. We also plan to continue to apply our knowledge of these advanced communication technologies to develop tools for monitoring traffic in live networks.
     Maintain Focus on Technology Leadership. We intend to continue to focus on research and development in order to maintain our technology leadership position and to offer test systems that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as IEEE and the Internet Engineering Task Force, and to continue our active involvement in industry forums and alliances, such as the Ethernet Alliance, Metro Ethernet Forum, TesLA Alliance (Test Lab Automation), Network Test Automation Forum (NTAF), Multi Service Forum (MSF), IMS Forum, WiFi Alliance, WiMAX Forum and 3GPP. We also plan to continue to work closely with some of our established customers who are developing emerging network technologies, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers’ needs as they evolve.
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
Products
     Our test systems consist of hardware and software products that allow our customers to test and measure the performance, functionality, interoperability, service quality and conformance of their wireless and wired IP equipment and networks, and the applications that run over them. Our hardware platform consists largely of interchangeable interface cards which fit into multi-slot chassis. Our chassis are metal cases that incorporate a computer, a power supply, and a backplane which connects the interface cards to the chassis. The interface cards generate, receive and analyze a wide variety of traffic types at multiple network layers. Our software applications and APIs allow our customers to create and manage integrated, easy-to-use automated test environments.
     Our customers can utilize our systems either in test labs or within live networks. Our systems are operated through standard computer peripheral devices, including a monitor, keyboard and mouse. The operator of our systems establishes test parameters for the performance analysis by inputting data using the keyboard and mouse. The operator observes the results of the performance analysis using the monitor and may log results to files for post-analysis or archival. All operations that can be done interactively may also be automated through a variety of scripting interfaces and automation tools.

     Our customers configure our systems based on the specific interfaces of the equipment being tested. For example, if our customer wants to analyze the performance of a router with Ethernet interfaces, the customer would insert Ethernet interface cards into our system.
Chassis
     Our primary chassis, the 12-slot XM12, provides a high density, highly flexible test platform. Operating in conjunction with our test applications, the XM12 provides the foundation for a complete, high performance test environment. A wide array of interface modules is available for the XM12. The chassis supports up to 192 Gigabit and 10 Gigabit Ethernet ports, twelve 40 Gigabit Ethernet ports and six 100 Gigabit Ethernet ports, and 24 Packet over SONET (POS) or Asynchronous Transfer Mode (ATM) ports. These modules provide the network interfaces and distributed processing resources needed for executing a broad range of data, signaling, voice, video, and application testing from layers 1-7 of the network stack. Each chassis supports an integrated test controller that manages all system and testing resources. Resource ownership down to a per-port level, coupled with hot-swappable interface modules ensures a highly flexible, multi-user testing environment. Backward compatibility is maintained with key existing Ixia interface modules and test applications to provide seamless migration from and integration with existing Ixia test installations.
     The IxN2X product line includes legacy N2X hardware chassis (up to four slots) and interface cards as well as new, high-density Gigabit and 10 Gigabit Ethernet load modules for the XM12 chassis that support both the IxN2X and other Ixia applications. The new, high density load modules work seamlessly with legacy N2X hardware and supports IxN2X applications with no changes to the API and GUI, offering legacy N2X users excellent investment protection. Hardware interfaces are available for 10 Mbps through 10 Gbps Ethernet, SONET/SDH, POS, ATM and Frame Relay.
     The IxCatapult product line utilizes three different chassis types. The m500 chassis offers 16 slots for testing 2G, 3G, SS7 and LTE network components. The t600 chassis holds specialized cards used for LTE sector testing. The optional radio heads can be used to generate radio frequency (RF) signals for LTE base station (eNode B) testing.
Interface Cards
     We offer a number of optical and electrical interface cards. Each one of our interface cards contains from one to 16 independent traffic generation and analysis ports. These ports operate at line rate. Each port on most interface cards has a unique transmit stream engine that is used to generate packets of information and a real-time receive analysis engine capable of analyzing the packets as they are received. The transmit stream engine generates millions of data packets or continuous test sequences at line rate that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Each of our current generation interface cards also includes a microprocessor per port to generate and analyze sophisticated routing protocols, such as BGP and MPLS, as well as application traffic such as TCP/IP, HTTP and SSL.
     Interface cards used with IxCatapult are specialized processors that handle wireless signaling and user data. Small numbers of test ports are typically used for wireless node testing. The t600 chassis holds specialized cards used for LTE ‘sector’ testing; three to six card sets are used to test each wireless sector.
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
Video Testing
     Ixia’s IxLoad tests the performance of video servers, multicast routers and the IP video delivery network. This is accomplished by emulating video servers and millions of video subscribers in video on demand and multicast video scenarios. Protocols supported include MPEG, IGMP, RTP and RTSP. IxLoad likewise emulates Internet video clients, including Adobe Flash and HLS and Microsoft Silverlight.
     IxChariot tests video transport networks. This is accomplished by emulating video traffic, and measuring end-to-end video quality. Measurements include throughput, latency, loss, jitter and media delivery index (MDI).
Voice Testing
     IxLoad tests the functionality of VoIP and PSTN devices and services by emulating end devices and servers. Testing areas supported include SIP, SCCP (Skinny), H.323, MGCP and H.248 (MEGACO), as well as TDM and analog telephony services. Performance testing of SIP devices and infrastructure is accomplished by emulating thousands of SIP callers and callees in performance testing scenarios. In 2010, we introduced a PSTN-E1/T1 interface that allows direct testing of telecommunications equipment.
     IxChariot tests the voice transport network. This is accomplished by emulating voice traffic and measuring end-to-end voice quality. Measurements include throughput, latency, loss, jitter and mean opinion score (MOS).
Intelligent Network Testing
     IxLoad tests the performance of content-aware networks and devices including server load balancers (SLB), deep packet inspection (DPI) devices, firewalls, web servers and mail servers. This is accomplished by emulating millions of clients and a variety of servers in realistic performance testing scenarios. Protocols supported include TCP, HTTP, SSL, FTP, SMTP, POP3, IMAP, RTP, RTSP, Telnet, DNS, LDAP, DHCP, SIP, MPEG and IGMP.
Conformance Testing
     IxANVL provides automated network/protocol validation. Developers and manufacturers of networking equipment and Internet devices can use IxANVL to validate protocol compliance and interoperability. IxANVL supports all industry standard test interfaces including 10Mbps/100Mpbs/1Gbps/10Gbps Ethernet, ATM, Serial, Async, T1/E1 and POS. It provides conformance, negative and regression testing on a large selection of protocols including bridging, routing, PPP, TCP/IP, IPv6, IP storage, RMON, VPN, MPLS, voice over IP, Metro Ethernet and multicast.
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

Application Testing
     IxLoad tests the performance of enterprise applications. This is accomplished by emulating a large number of real users accessing applications. Technologies supported include JavaScript, XML, Java, Document Object Model (DOM) and databases (e.g., Oracle, SQL, Access).
Router Testing
     IxNetwork and IxN2X tests core/edge/customer routers and layer 3 switches. This is accomplished by emulating entire network infrastructures and generating high traffic loads across these emulated topologies to verify performance. Protocols supported include IGPs (OSPF, IS-IS, RIP), BGP, MPLS (including layer 2 and 3 VPNs) and IP multicast.
     IxAutomate is an automated test harness that can run turnkey tests using Ixia’s underlying APIs. Multiple turnkey test suites are available to execute control and data plane performance and functionality testing. Tests include route capacity, route convergence, session scalability, tunnel scalability and data plane performance.
Layer 2-3 Security Testing
     IxLoad tests IPSec VPN gateways and systems. This is accomplished by establishing and authenticating IPSec tunnels, and then generating traffic load over the tunnels to verify performance. Site-to-site and remote access VPN testing is supported, as well as DES, 3DES and AES encryption.
     IxNetwork, IxLoad and IxN2X test broadband access devices supporting 802.1x authentication. This is accomplished by high scalable emulation of 802.1x clients (supplicants). Authentication modes supported include MD5, TLS, TTLS and PEAP.
Switch Testing
     IxNetwork and IxN2X test layer 2-3 switches and forwarding devices. This is accomplished by generating traffic load across a mesh of interfaces, and then measuring results down to a per flow basis. Protocols supported include spanning tree, multicast and IP routing.
     IxAutomate tests layer 2-3 switches in an automated fashion. A set of predefined test suites is used to execute performance and functionality tests. Tests include data plane performance, QoS functionality, address cache tests, error filtering and VLAN functionality.
     IxExplorer tests layer 2-3 switches and forwarding devices. This is accomplished by generating traffic load with very granular control of packet parameters and detailed results analysis. Measurements include throughput, latency, inter-arrival time, data integrity and sequence checking.
Wireless Testing
     IxCatapult tests legacy and wireless network protocols associated with 2G, 3G and 4G/LTE wireless networks. This is accomplished through emulation of each network component. These emulations are used in combinations to isolate and test each component or group of components.
     IxLoad tests 3G and 4G/LTE core networks, including the new evolved packet core (EPC) network. This is accomplished by emulating application traffic whether data, voice, or video and measuring end-to-end performance and quality. Measurements include throughput, latency, jitter, mean opinion score (MOS) and media delivery index (MDI).

Broadband Testing
     IxNetwork, IxLoad and IxN2X test broadband aggregation devices including B-RAS, DSLAMs, CMTSs and edge routers. This is accomplished by emulating millions of broadband clients and generating traffic load over those connections. Protocol support includes PPPoE, PPPoA, L2TPv2 and L2TPv3.
     IxChariot tests the broadband access transport network. This is accomplished by emulating application traffic — whether data, voice, or video — and measuring end-to-end performance and quality. Measurements include throughput, latency, jitter, mean opinion score (MOS) and media delivery index (MDI).
Automated Testing
     IxAutomate provides a complete automation environment for testing layer 2-3 routers, switches and similar devices. A set of predefined test suites is used to execute performance and functionality tests. Multiple tests, whether predefined or custom developed, can be scheduled for execution together with configuration of the device under test.
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
Products in Development
     We continue to develop our IP testing capabilities, and throughout 2011 we intend to remain focused on improving our position in performance, functional, interoperability, service quality and conformance testing in the following technology areas:
•	10, 40 and 100 Gigabit Ethernet

•	Carrier, Metro and Data Center Ethernet

•	Security

•	MPLS and MPLS-TP

•	IPv6

•	Voice and Video over IP

•	IPSec

•	Test Automation

•	LTE/EPC

•	Femtocell

•	Energy efficiency

     We may delay or cancel the introduction of new products to the market as a result of a number of factors, some of which are beyond our control. For more information regarding these factors, see “Business — Research and Development” and “Risk Factors — If we are unable to successfully develop or introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed.”
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
Customers
     Since our incorporation in May 1997 through December 31, 2010, we have shipped our systems to over 2,400 customers. No customer other than Cisco Systems has accounted for more than 10% of our total revenues in 2010, 2009 or 2008. Cisco Systems accounted for 13.5% of our total revenues in 2010, 15.6% of our total revenues in 2009 and 21.0% of our total revenues in 2008.
     We do not have long-term or volume purchase contracts that commit our customers to future product purchases, and as a result they may reduce or discontinue purchasing from us at any time.

Competition
     The market for providing wireless and wired network performance measurement and analysis systems is highly competitive, and we expect this competition to continue in the future. We currently compete with test solution vendors such as Spirent Communications, BreakingPoint Systems, JDS Uniphase, EXFO and Anritsu. We also compete with a number of small companies which are focused on network performance measurement, video and rich media, wireless and IMS, high speed Ethernet and converged monitoring test. Additionally, some of our significant customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others.
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
     We expect to continue to experience significant competition from our existing competitors and from companies that may enter our existing or future markets. And, as we move into new market segments within the broader testing arena, we will be challenged by new competitors. These companies may develop similar or substitute solutions that may be more cost-effective or provide better performance or functionality than our systems. Also, as we broaden our product offerings, we may move into new markets in which we will have to compete against companies already established in those markets. Some of our existing and potential competitors have longer operating histories, substantially greater financial, product development, marketing, service, support, technical and other resources, significantly greater name recognition, and a larger installed base of customers than we do. In addition, many of our competitors have well established relationships with our current and potential customers and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors will emerge and rapidly acquire market share. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.
     To be successful, we must continue to respond promptly and effectively to the challenges of changing customer requirements, technological advances and competitors’ innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for wireless and wired network performance measurement and analysis systems.
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

     Marketing. We have a number of programs to support the sale and distribution of our systems and to inform existing and potential customers and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business in the following ways:
•	Sponsoring technical seminars and webinars that highlight our solutions,

•	Participating in industry trade shows and technical conferences,

•	Writing and distribution of various forms of collateral, including brochures, white papers, and application notes,

•	Demonstrating the performance and scalability of our products at our iSimCity proof-of-concept labs,

•	Communicating through our corporate website, and

•	Writing online and print trade journals.
     Technical Support. We maintain a technically knowledgeable and responsive customer service and support staff that is critical to our development of long-term customer relationships. Our staff can:
•	Offer solutions for performance validation needs,

•	Develop custom applications,

•	Deploy to customer sites on short notice, and

•	Provide guidance to optimally utilize our systems.
Manufacturing and Supply Operations
     Our supply operations consist primarily of supply chain planning and procurement, quality control, logistics, final assembly, configuration testing and distribution. We outsource the manufacture, assembly and testing of printed circuit board assemblies, certain interface cards and certain chassis to third party contract manufacturers and assembly companies, the most significant of which are located in Malaysia. This manufacturing process enables us to operate without substantial space and personnel dedicated to solely manufacturing operations. As a result, we can leverage a significant portion of the working capital and capital expenditures that may be required for other operating needs.
     We are dependent upon sole or limited source suppliers for some key components and parts used in our systems, including, but not limited to, field programmable gate arrays, processors, oscillators and optical modules. We and our contract manufacturers forecast consumption and purchase components through purchase orders. We have no guaranteed or long-term supply arrangements with our respective suppliers. In addition, the availability of many components is dependent in part on our ability and the ability of our contract manufacturers and assembly companies to provide suppliers with accurate forecasts of future requirements, as well as the global commodity market. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source or delay in transitioning to a replacement supplier’s product or replacement component into our systems could disrupt our operations and significantly harm our business in any given period.
     Lead times for materials and components ordered by us and by our contract manufacturers vary and depend on factors such as the specific supplier, purchase terms, global allocations and demand for a component at a given time. We and our contract manufacturers acquire materials, complete standard subassemblies and assemble fully-configured systems based on sales forecasts and historical purchasing patterns. If orders do not match forecasts or substantially deviate from historical patterns, we and our contract manufacturers and assembly companies may have excess or inadequate supply of materials and components.
Research and Development
     We believe that research and development is critical to our business. Our development efforts include anticipating and addressing the performance analysis needs of network and telecommunications equipment manufacturers, network operators and service providers, communications chip manufacturers and network users, large enterprises and government customers, and focusing on emerging high growth network technologies.
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
     We plan to continue to make significant investments in research and development, such as our investments in our overseas development facilities, including those in India and Romania. Our research and development expenses were $72.5 million in 2010, $54.0 million in 2009, and $49.2 million in 2008. These costs included stock-based compensation expense of $5.2 million in 2010, $4.5 million in 2009, and $4.2 million in 2008.
Intellectual Property and Proprietary Rights
     Our success and ability to compete are dependent in part upon our ability to protect and maintain our proprietary rights to our intellectual property rights. We currently rely on a combination of patent, trademark, trade secret and copyright laws and restrictions on disclosure and use to establish and protect our intellectual property. We have patent applications and existing patents in the United States and in other jurisdictions. We cannot be certain that these applications will result in the issuance of any patents, or that any such patents, if they are issued, or our existing patents, will be upheld. We also cannot be certain that such patents, if issued, or our existing patents, will be effective in protecting our proprietary technology. We have registered the Ixia name, the Ixia logo and certain other trademarks in the United States, the European Union and other jurisdictions, and have filed for registration of additional trademarks.
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
     Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain or use technology or information such as trade secrets that we regard as confidential and proprietary. We cannot be certain that the steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are similar or superior to our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Any infringement of our intellectual property rights could result in significant litigation costs, and any failure to adequately protect our intellectual property rights could result in our competitors’ offering similar products, potentially resulting in loss of competitive advantage, loss of market share and decreased revenues. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our business.
     The telecommunication and data communications industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or related standards that are important to our business. We have not conducted searches to determine whether the technology we have in our products infringes upon or misappropriates intellectual property rights held by third parties. Any claims asserting that our systems infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See Part I, Item 3 of this Form 10-K for additional information.
Employees
     As of December 31, 2010, we had approximately 1,100 full-time employees. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing, and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.
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
Our business may be adversely affected by unfavorable general economic and market conditions
     Our business is subject to the effects of general economic conditions in the United States and globally and, in particular, market conditions in the communications and networking industries. Our operating results have been adversely affected as a result of unfavorable economic conditions and reduced or deferred capital spending in the United States, Europe, Asia and other parts of the world. The recent global financial crisis included, among other things, significant reductions in available capital and liquidity from banks and other credit providers, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may be in a prolonged recessionary period. Unfavorable economic and market conditions such as these could likely result in lower capital spending by our customers on test and measurement solutions, and therefore demand for our products could decline, adversely impacting our revenue. Challenging economic and market conditions may also impair the ability of our customers to pay for the products and services they have purchased. As a result, our reserves for doubtful accounts and write-offs of accounts receivable may increase.
     In addition, prolonged unfavorable economic conditions and market turbulence may also negatively impact our contract manufacturers’ and suppliers’ capability to timely supply and manufacture our products, thereby impairing our ability to meet our contractual obligations to our customers. These effects, as well as any other currently unforeseeable effects, are difficult to forecast and mitigate. As a result, we may experience material adverse impacts on our business, operating results, financial condition and stock price.
Acquisitions undertaken and any that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results
     Acquisitions are inherently risky and no assurance can be given that our previous or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We expect to continue to review opportunities to acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. While we are not currently a party to any pending acquisition agreements, we may acquire additional businesses, products or technologies in the future. If we make any further acquisitions, we could issue stock that would dilute existing shareholders’ percentage ownership, and we could incur substantial debt or assume liabilities. We have limited experience in acquiring and integrating other businesses and technologies, and as a result, we may not fully realize the expected benefits of an acquisition. During 2009, we completed the acquisitions of Catapult Communications Corporation and Agilent’s N2X Product Line. See Note 3 to the Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2010. Acquisitions involve numerous risks, including the following:
•	problems or delays in assimilating or transitioning to Ixia the acquired operations, systems, processes, controls, technologies, products or personnel;

•	loss of acquired customer accounts;

•	unanticipated costs associated with the acquisition;

•	our failure to identify in the due diligence process significant issues with product quality or development;

•	multiple and overlapping product lines as a result of our acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

•	higher than anticipated costs in continuing support and development of acquired products;

•	diversion of management’s attention from our core business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	adverse effects on existing business relationships of Ixia or the acquired business with its suppliers, licensors, contract manufacturers, customers, distributors and industry experts;

•	significant impairment, exit and/or restructuring charges if the products or technologies acquired in an acquisition do not meet our sales expectations or are unsuccessful;

•	insufficient revenue to offset increased expenses associated with acquisitions;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of the acquired organization’s or our own key employees.
     Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and we cannot be certain that we would be successful in overcoming problems in connection with our past or future acquisitions. Our inability to do so could significantly harm our business, revenues and results of operations.
Competition in our market could significantly harm our results of operations
     The market for our products is highly competitive. We face competition primarily from wireline and wireless test equipment manufacturers such as Spirent Communications, JDS Uniphase, EXFO and Anritsu. We also compete with a number of other small companies which are focused on network performance analysis and measurement. Additionally, some of our significant customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has in the past accounted for a significant portion of our revenues, we cannot be certain that it will continue to do so.
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
     Increased competition in the wireless and wired network performance analysis and measurement markets could result in increased pressure on us to reduce prices and could result in a reduction in our revenues and/or a decrease in our profit margins, each of which could significantly harm our results of operations. In addition, increased competition could prevent us from increasing our market share, or cause us to lose our existing market share, either of which would harm our revenues and profitability.

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
If we are unable to successfully develop or introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed
     The market for our products is characterized by:
•	rapid technological change such as the recent advancements of IP-based networks and wireless technologies (e.g., LTE);

•	frequent new product introductions such as higher speed and more complex routers;

•	evolving industry standards;

•	changing customer needs such as the increase in advanced IP services agreed to between network service providers and their customers; and

•	short product life cycles as a result of rapid changes in our customers’ products.
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
     Our ability to successfully introduce new products in a timely fashion will depend on multiple factors, including our ability to:
•	anticipate technological changes and industry trends;

•	properly identify customer needs;

•	innovate and develop and license or acquire new technologies and applications;

•	hire and retain necessary technical personnel;

•	successfully commercialize new technologies in a timely manner;

•	timely obtain key components for the manufacture of new products;

•	manufacture and deliver our products in sufficient volumes and on time;

•	price our products competitively;

•	provide high quality, timely technical support; and

•	differentiate our offerings from our competitors’ offerings.

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
We depend on sales of a narrow range of products and, if customers do not purchase our products, our revenues and results of operations would be significantly harmed
     Our business and products are concentrated in the market for systems that analyze and measure the performance of wired and wireless IP-based network equipment and systems. This market is an evolving market, and there is uncertainty regarding its size and scope. Our performance will depend on increased sales of our existing systems and the successful development, introduction and market acceptance of new and enhanced products. We cannot be certain that we will be successful in increasing these sales or in developing and introducing new products. Our failure to do so would significantly harm our revenues and results of operations.
Because we depend on a limited number of customers for a majority of our revenues, any cancellation, reduction or delay in purchases by one of these customers could significantly harm our revenues and results of operations
     Historically, a small number of customers has accounted for a significant portion of our total revenues. Sales to our top five customers accounted for between 30% and 40% of total revenues for each of the three years ended December 31, 2010, 2009 and 2008. Additionally, sales to our largest customer, Cisco Systems, accounted for 13.5% of our total revenues in 2010, 15.6% of our total revenues in 2009 and 21.0% of our total revenues in 2008. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. Our dependence on large orders from a limited number of customers makes our relationships with these customers critical to the success of our business. We cannot be certain that we will be able to retain our largest customers, that we will be able to increase our sales to our other existing customers or that we will be able to attract additional customers. From time to time, we have experienced delays and reductions in orders from some of our major customers. In addition, our customers have sought price reductions or other concessions from us and will likely continue to do so. We typically do not have long-term or volume purchase contracts with our customers, and our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to one of these customers, our inability to successfully develop and maintain relationships with existing and new customers, or requirements that we make price reductions or other concessions could significantly harm our revenues and results of operations.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business
     Large network equipment manufacturers and service providers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features, reduce our prices or grant other concessions. As we seek to sell more products to these large network equipment manufacturers and service providers, we may be required to agree to such terms and conditions. These terms may affect the amounts and timing of revenue recognition and our margins, which may adversely affect our profitability and financial condition in the affected periods.

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
Our quarterly and annual operating results have historically fluctuated or may fluctuate significantly in the future as a result of new product introductions and other factors, which fluctuations could cause our stock price to decline significantly
     Our quarterly and annual operating results are difficult to predict and have fluctuated and may fluctuate significantly due to a variety of factors, many of which are outside of our control. Some of the factors that could cause our quarterly and annual operating results to fluctuate include the other risks discussed in this “Risk Factors” section.
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
     In addition, a significant portion of our orders generated and product shipments in each quarter occurs near the end of the quarter. Since individual orders can represent a meaningful percentage of our revenues and net income in any quarter, the deferral or cancellation of or failure to ship an order in a quarter can result in a revenue and net income shortfall that causes us to fail to meet securities analysts’ expectations, our business plan or financial guidance provided by us to investors for that period, and may cause fluctuations in our revenue in subsequent periods.
     Our operating results may also vary as a result of the timing of our release of new products. The introduction of a new product in any quarter may cause an increase in revenues in that quarter that may not be sustainable in subsequent quarters. Conversely, a delay in introducing a new product in a quarter may result in a decrease in revenues in that quarter and lost sales.
     Further, actual events, circumstances, outcomes, and amounts differing from judgments, assumptions and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements could significantly harm our results of operations.
     The factors described above are difficult to forecast and mitigate. As a consequence, operating results for a particular period are difficult to predict, and therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

We expect our gross margins to vary over time and our recent level of gross margins may not be sustainable, which may have a material adverse effect on our future profitability
     Our recent level of gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:
•	increased price competition;

•	changes in customer, geographic or product mix (such as the mix of software versus hardware product sales);

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	increases in material or labor costs;

•	new product introductions by us and by our competitors:

•	changes in shipment volume;

•	excess or obsolete inventory costs; and

•	increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on, our products.
     Each of the above factors may be exacerbated by the decrease in demand for our established products and our transition to our next-generation products. Our failure to sustain our recent level of gross margins due to these or other factors may have a material adverse effect on our results of operations.
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
Continued growth will strain our operations and require us to incur costs to maintain and upgrade our management and operational resources
     We have experienced growth in our operations, including number of employees, sales, products, facility locations and customers. Unless we manage our growth effectively, we may have difficulty in operating our business. As a result, we may inaccurately forecast sales and materials requirements, fail to integrate new personnel or fail to maintain adequate internal controls or systems, which may result in fluctuations in our operating results and cause the price of our stock to decline. We may continue to expand our operations to enhance our product development efforts and broaden our sales reach, which may place a significant strain on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our profitability could be significantly harmed.
If we are unable to expand our sales and distribution channels or are unable to successfully manage our expanded sales organization, our revenues and results of operations will be harmed
     Historically, we have relied primarily on a direct sales organization, supported by distributors and other resellers, to sell our products. Our distribution strategy focuses primarily on developing and expanding our direct sales organization and our network of distributors and other resellers. We may not be able to successfully expand our sales and distribution channels, and the cost of any expansion may exceed the revenues that we generate as a result of the expansion. To the extent that we are successful in expanding our sales and distribution channels, we cannot be certain that we will be able to compete successfully against the significantly larger and better-funded sales and marketing operations of many of our current or potential competitors. In some cases, we have granted exclusive rights to our distributors to market our products in their specified territories. Our distributors may not market our products effectively or devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our sales and support staff, or to maintain existing or establish new relationships with successful distributors, would harm our business, revenues and results of operations.
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
     Losses of one or more of our international distributors or their failure to sell our products would limit our ability to sustain and grow our revenues in international markets. We intend to expand our operations in the Asia Pacific and EMEA regions by adding distributors and international sales and support personnel. Our failure in these efforts could significantly harm our revenues and results of operations, and decrease the value of our stock.
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
Restructuring our workforce can be disruptive
     We have in the past restructured or made other adjustments to our workforce in response to the economic environment, performance issues, recent acquisitions and other internal and external considerations. During 2009 and 2010, we completed two restructurings related to our 2009 acquisitions and in 2009 we completed a restructuring as a result of the economic downturn (See Note 4 to the Consolidated Financial Statements). Restructurings, among other things, can result in a temporary lack of focus and reduced productivity. These effects could recur in connection with future acquisitions and other restructurings and, as a result, our operating results and financial condition could be negatively affected.

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
Our reported financial results could suffer if there is an impairment of goodwill or acquired intangible assets
     We are required (i) to test annually, and review when circumstances warrant, the value of our goodwill associated with past acquisitions and any future acquisitions, and (ii) to test the value of our acquisition-related intangible assets when circumstances warrant to determine if an impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the applicable carrying amount exceeds (i) the implied fair value of the goodwill or (ii) the estimated fair value of acquired intangible assets would be recognized. This would result in an incremental charge for that quarter which would adversely impact our earnings for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below the carrying value of our net assets for a sustained period. The recent economic downturn contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Such declines in our stock price or the failure of our stock price to recover from these declines, as well as any marked decline in our level of revenues or margins, increase the risk that goodwill may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of our goodwill or acquired intangible assets.
International activity may increase our cost of doing business or disrupt our business
     We plan to continue to maintain or expand our international operations and sales activities. Operating internationally involves inherent risks that we may not be able to control, including:
•	difficulties in recruiting, hiring, training and retaining international personnel;

•	increased complexity and costs of managing international operations;

•	growing demand for and cost of technical personnel;

•	changing governmental laws and regulations, including those related to income taxes;

•	increased exposure to foreign currency exchange rate fluctuations;

•	political and economic instability, including military conflict and social unrest;

•	commercial laws and business practices that favor local competition;

•	differing labor and employment laws;

•	supporting multiple languages;

•	reduced or limited protections of intellectual property rights;

•	more complicated logistical and distribution arrangements; and

•	longer accounts receivable cycles and difficulties in collecting receivables.
     The above risks associated with our international operations and sales activities can restrict or adversely affect our ability to sell in international markets, disrupt our business and subject us to additional costs of doing business.
Adverse resolution of legal proceedings may harm our results of operations or financial condition
     We are a party to lawsuits and other legal proceedings in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We cannot provide assurance that we will not be a party to additional legal proceedings in the future or that we will be able to favorably resolve our current lawsuits. To the extent legal proceedings continue for long time periods or are adversely resolved, our business, results of operations and financial position could be significantly harmed. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.
Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products
     From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. For example, in November 2008, IneoQuest filed a complaint against us alleging that we make and sell products that infringe a patent owned by IneoQuest and that we misappropriated certain of IneoQuest’s trade secrets, in addition to numerous other related claims. We cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We have not conducted searches to determine whether the technology we have in our products infringes or misappropriates intellectual property rights held by third parties.
     Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our results of operations. Any such claims, with or without merit, could:
•	be time-consuming;

•	result in costly litigation;

•	divert the efforts of our technical and management personnel;

•	require us to modify the products at issue or to develop alternative technology, thereby causing product shipment delays and the loss or deferral of revenues;

•	require us to cease selling the products at issue;

•	require us to pay substantial damage awards;

•	expose us to indemnity claims from our customers;

•	damage our reputation; or

•	require us to enter into royalty or licensing agreements which, if required, may not be available on terms acceptable to us, if at all.
     In the event any such claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our revenues, results of operations and competitive position could be harmed.
If we fail to accurately forecast our manufacturing requirements, we could incur additional costs and experience manufacturing delays
     We provide our contract manufacturers with rolling forecasts based on anticipated product orders to determine our manufacturing requirements. Some of the components used in our products have significant lead times or lead times which may unexpectedly increase depending on factors such as the specific supplier, contract terms and the demand for components at a given time. Because of these long lead times, we are often required to forecast and order products before we know what our specific manufacturing requirements will be. If we overestimate our product orders, our contract manufacturers may have excess inventory of completed products which we would be obligated to purchase. This will lead to increased costs and the risk of obsolescence. If we underestimate our product orders, our contract manufacturers may have inadequate inventory, which could result in delays in shipments, the loss or deferral of revenues and/or higher costs of sales. Costs are also added to our products when we are required to expedite delivery of our products to customers or of components with long lead times to our contract manufacturers. We cannot be certain that we will be able to accurately forecast our product orders and may in the future carry excess or obsolete inventory, be unable to fulfill customer demand, or both, thereby harming our revenues, results of operations and customer relationships.
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

The inability to successfully defend claims from taxing authorities or the adoption of new tax legislation could adversely affect our operating results and financial position
     We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those jurisdictions. Due to the complexity of tax laws in those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from tax authorities related to these differences could have an adverse impact on our results of operations, financial condition and cash flows. In addition, legislative bodies in the various countries in which we do business may from time to time adopt new tax legislation that could have a material adverse effect on our results of operations, financial condition and cash flows.
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to service our existing debt or debt we may incur
     Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our existing or new indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our existing or future debt obligations.
When we issue shares of our common stock upon conversion of the Convertible Senior Notes, such issuance will dilute the ownership interest of our existing shareholders, including holders who had previously converted their Convertible Senior Notes
     When we issue shares of our common stock upon conversion of our Convertible Senior Notes (the “Notes”), including the effect on the conversion rate should a make whole adjustment event occur, such issuance will dilute the ownership interests of our existing shareholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.
The fundamental change repurchase feature of the Convertible Senior Notes may delay or prevent an otherwise beneficial attempt to take over our company
     The terms of the Notes require us to offer to repurchase the Notes for cash in the event of a fundamental change (such as a change in control event or if our common stock ceases to be listed or quoted on any of the New York Stock Exchange, the Nasdaq Global Select Market or the Nasdaq Global Market or any of their respective successors). A non-stock takeover of our company may trigger the requirement that we repurchase the Notes. This feature may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.
Our investment portfolio may become impaired by deterioration of the financial markets
     We follow an established investment policy and set of objectives designed to preserve principal and liquidity, to generate a market return given the policy’s guidelines and to avoid certain investment concentrations. The policy also sets forth credit quality standards and limits our exposure to any one non-government issuer. Our cash equivalent and short- and long-term investment portfolio as of December 31, 2010 consisted of money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities.
     Although the remainder of our investment portfolio’s carrying value approximated fair value as of December 31, 2010, we cannot predict future market conditions or market liquidity, or the future value of our investments. As a result, we can provide no assurance that our investment portfolio will not be impaired in the future and that any such impairment will not materially and adversely impact our financial condition, results of operations and cash flows.
Changes in laws, regulations and financial accounting standards may affect our reported results of operations
     Changes in accounting regulations and standards, such as the new revenue recognition guidance implemented by us in the first quarter of 2011, increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, could have a significant effect on our results of operations. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our financial results, may also require significant resources to implement and these resources may not be available or may have a premium attached, may divert existing resources from operational initiatives to financial reporting compliance, one or all of which could have an adverse effect on our stock price.
Our business is subject to changing regulation that has resulted in increased costs and may continue to result in additional costs in the future
     We are subject to laws, rules and regulations of federal and state regulatory authorities, including The Nasdaq Stock Market LLC (“Nasdaq”) and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued new requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”) and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.
     In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of the effectiveness of our internal control over financial reporting, have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.
     We are also subject to laws, rules and regulations of authorities in other countries where we do business, and these laws, rules and regulations are also subject to change and uncertainty regarding their application and interpretation. The growth of our operations, both domestically and internationally, has resulted in and is likely to continue to result in increased expense, resources and time spent on matters relating to compliance, including monitoring and training activities.
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
Our business and operations are subject to the risks of earthquakes, floods, hurricanes and other natural disasters
     Our operations could be subject to natural disasters and other business disruptions, which could adversely affect our business and financial results. A number of our facilities and those of our suppliers, our contract manufacturers, and our customers are located in areas that have been affected by natural disasters such as ice and snow storms, earthquakes, floods or hurricanes in the past. For example, currently, our corporate headquarters and many of our customers are located in California. California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. To mitigate some of this risk, certain of our U.S. and international locations are insured up to certain levels against losses and interruptions caused by earthquakes, floods and/or other natural disasters. However, a significant natural disaster could have a material adverse impact on our business, operating results and financial condition.
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
Provisions of our articles of incorporation and bylaws may make it difficult for a third party to acquire us, despite the possible benefits to our shareholders
     Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, some provisions of our articles of incorporation and bylaws could delay or make more difficult a merger, tender offer or proxy contest involving us. Our articles of incorporation include provisions that limit the persons who may call special meetings of shareholders and establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by shareholders at shareholder meetings. These and other provisions of our articles of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in our control despite possible benefits to our shareholders, may discourage bids at a premium over the market price of our common stock and may harm the market price of our common stock and the voting and other rights of our shareholders.
Our stock price may continue to be volatile
     The trading price of our common stock has fluctuated substantially in recent years. The trading price may be subject to future fluctuations in response to, among other events and factors: (i) global economic environment; (ii) variations in our quarterly operating results; (iii) the gain or loss of significant orders; (iv) changes in earnings estimates by analysts who cover our stock; (v) changes in our revenue and/or earnings guidance as periodically announced in our earnings calls or press releases; (vi) announcements of technological innovations and new products by us or our competitors; (vii) changes in domestic and international economic, political and business conditions; (viii) consolidation and general conditions in our industry; and (ix) changes in our executive management team. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in our industry that have been unrelated to the operating performance of these companies. These market fluctuations have affected and may continue to affect the market price of our common stock.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     As of December 31, 2010, all of our properties are leased and we do not own any real property. Our corporate headquarters are located in Calabasas, California, where we currently lease approximately 84,100 square feet of space which houses our research and development, sales and marketing, finance and administration and manufacturing operations. This lease terminates on May 31, 2013, and we have an option to extend the term of the lease for an additional five-year period. We also lease office space for sales, support, marketing, operations and administration in the United Kingdom, Ireland, Germany, France, Finland, Sweden, Canada, South Korea, Japan, China, Singapore, India and Malaysia, and in various states throughout the United States. Additionally, we have leased research and development facilities in Romania, India, Australia, the United Kingdom and Canada. We believe that our current facilities will be adequate to meet our needs for the next 12 months, or that we will be able to obtain additional space when and as needed on acceptable terms.
Item 3. Legal Proceedings
     We are involved from time to time in claims, proceedings and litigation, including the following:
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
     Tucana Telecom NV vs. Catapult. On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by

Tucana against Catapult. Tucana had sought damages of 10.4 million Euros (approximately $13.8 million as of December 31, 2010) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana had appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. In a decision dated January 14, 2010, the Belgium Supreme Court set aside the decision of the Antwerp Court of Appeal and remanded the matter for trial to the Ghent Court of Appeal. Catapult’s Belgian counsel was informed by Tucana’s counsel on January 19, 2011 that Tucana has sent out for service a writ scheduling an introductory hearing before the Ghent Court of Appeals. Catapult’s counsel was informed that Tucana now asserts that it is entitled to additional compensation of approximately 2.7 million Euros (approximately $3.6 million as of December 31, 2010). Once Catapult is served and learns the proposed date for the introductory hearing, a briefing schedule will be established for the exchange of trial briefs.
     In June 2010, Catapult filed a complaint against Tucana in the Superior Court of the State of California, County of Los Angeles, seeking declaratory and injunctive relief and damages for breach of the distribution agreement. Catapult filed its First Amended Complaint on September 8, 2010 to address a statute of limitations issue raised by Tucana’s initial response. Catapult seeks a declaration that the distribution agreement is a valid and enforceable agreement, and that the distribution agreement’s mandatory forum selection and choice of law provisions are enforceable and require that the litigation of any dispute involving the agreement be brought in a court located in the County of Los Angeles. Catapult also seeks an order permanently enjoining Tucana from prosecuting any claims arising out of Tucana’s distribution relationship with Catapult in any judicial forum outside the County of Los Angeles. Catapult also seeks compensatory damages of not less than $200,000 for damages suffered by Catapult arising out of Tucana’s breach of the distribution agreement. Tucana filed a demurrer to the First Amended Complaint on October 12, 2010 seeking dismissal of the action based on the statute of limitations and the doctrine of laches. Catapult filed its opposition to the demurrer on November 23, 2010. The hearing on the demurrer has been scheduled by the Court for April 18, 2011. While awaiting the hearing on the demurrer, Catapult has begun discovery in the California proceeding by requesting Tucana to produce documents relevant to Tucana’s underlying claims. Tucana has not yet responded to that request.
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

	High	Low
2010
Fourth quarter	$18.21	$12.48
Third quarter	12.75	8.47
Second quarter	10.81	8.53
First quarter	9.59	7.00
2009
Fourth quarter	$8.22	$6.33
Third quarter	7.70	6.08
Second quarter	7.03	4.98
First quarter	6.00	4.36
     On February 18, 2011, the closing sales price reported for our Common Stock was $18.83 per share, and as of that date there were approximately 23 shareholders of record.
     We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future.
     The following graph compares the cumulative total return on the Company’s Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the five-year period commencing January 1, 2006. Ixia is one of the companies that makes up the Nasdaq Telecommunications Index. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ixia, the NASDAQ Composite Index
and the NASDAQ Tclecommunications Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Ixia	$100	$64.86	$64.05	$39.05	$50.34	$113.38
Nasdaq Composite Index	100	111.74	124.67	73.77	107.12	125.93
Nasdaq Telecommunications Index	100	131.50	146.22	85.43	118.25	129.78

*	Assumes (i) $100 invested on December 31, 2005 in Ixia Common Stock, the Nasdaq Composite Index and the Nasdaq Telecommunications Index and (ii) immediate reinvestment of all dividends.

(b)	Use of Proceeds

None.

(c)	Issuer Repurchases of Equity Securities

None.
Item 6. Selected Financial Data
     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statement of operations data set forth below for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from the audited consolidated financial statements not included herein, but which were previously filed with the SEC.

	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues:
Products	$227,880	$142,871	$146,802	$148,226	$155,388
Services	48,935	35,123	29,065	25,895	24,744

Total revenues	276,815	177,994	175,867	174,121	180,132

Costs and operating expenses: (1)
Cost of revenues — products	54,378	36,722	32,411	32,724	29,437
Cost of revenues — services	6,327	3,859	4,475	3,870	2,681
Research and development	72,488	53,977	49,167	47,407	43,450
Sales and marketing	79,986	60,374	59,374	57,420	59,020
General and administrative	35,142	28,061	25,502	24,927	23,800
Amortization of intangible assets	17,545	11,391	5,664	7,108	6,450
Acquisition and other related(5)	2,991	6,179	1,479	—	—
Restructuring	3,587	4,637	—	—	—
Impairment of purchased technology and intangible assets(4)	—	—	—	3,263	—

Total costs and operating expenses	272,444	205,200	178,072	176,719	164,838

Income (loss) from operations	4,371	(27,206)	(2,205)	(2,598)	15,294
Interest income and other, net(6)	10,970	2,160	6,574	11,723	9,409
Interest expense	(480)	—	—	—	—
Other-than-temporary impairment on investments(2)	—	(2,761)	(20,243)	—	—

Income (loss) before income taxes	14,861	(27,807)	(15,874)	9,125	24,703
Income tax expense(3)	3,653	16,396	21	2,119	11,222

Net income (loss)	$11,208	$(44,203)	$(15,895)	$7,006	$13,481

Earnings (loss) per share:
Basic	$0.17	$(0.70)	$(0.24)	$0.10	$0.20
Diluted	$0.17	$(0.70)	$(0.24)	$0.10	$0.20

Weighted average number of common and common equivalent shares outstanding:
Basic	65,157	62,710	65,087	67,936	67,005
Diluted	67,769	62,710	65,087	69,386	68,792

(1) Stock-based compensation included in:

Cost of revenues — products	$524	$478	$513	$519	$590
Cost of revenues — services	198	182	195	197	224
Research and development	5,195	4,491	4,166	5,243	6,481
Sales and marketing	3,592	2,989	3,411	4,416	7,838
General and administrative	3,406	2,395	2,360	2,659	2,890

(2)	Our 2009 and 2008 results include a pre-tax other-than-temporary impairment charge of $2.8 million and $15.8 million, respectively, to earnings related to our investments in auction rate securities. Our 2008 results also include a pre-tax other-than-temporary impairment charge of $4.4 million to earnings related to our investments in bonds issued by Lehman Brothers Holdings, Inc.

(3)	In 2009, our income tax expense includes a $28.1 million charge related primarily to the establishment of a valuation allowance against our remaining net U.S. deferred tax assets. In 2008, our income tax expense includes a $7.9 million charge related primarily to the establishment of a valuation allowance against our deferred tax assets associated with the unrealized impairment (capital) losses as discussed above.

(4)	Our 2007 results include a pre-tax impairment charge of $3.3 million, which consists of the impairment of purchased technology of $1.5 million and the impairment of certain intangible assets of $1.8 million related to the acquisition of Communication Machinery Corporation in July 2005 and to the acquisition of the mobile video test product line from Dilithium Networks in January 2006.

(5)	In 2009, we adopted new accounting guidance for business combinations. As a result, transactions costs related to our acquisitions of Catapult and N2X were expensed as incurred rather than treated as part of the purchase price.

(6)	In 2010, we recorded $8.9 million and $1.0 million, respectively, relating to (i) settlement proceeds received for claims asserted by us against our former investment manager for damages and losses relating to our previous investments in auction rate securities with an aggregate par value of $19.0 million, and (ii) proceeds received for the sale of certain of these auction rate securities that were previously written-off.

	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$76,082	$15,061	$192,791	$188,892	$64,644
Short-term investments in marketable securities	151,696	10,337	9,850	4,999	152,703
Working capital	254,373	46,937	217,882	206,059	235,168
Long-term investments in marketable securities	111,440	53,582	3,657	54,609	4,354
Total assets	589,883	309,088	328,426	369,440	349,059
Convertible senior notes	200,000	—	—	—	—
Total liabilities	298,403	72,423	55,230	52,940	48,270
Total shareholders’ equity	291,480	236,665	273,196	316,500	300,789

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2010, 2009 and 2008 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.
Business Overview
     We are a leading provider of converged test systems and services for wireless and wired infrastructures and services. Our hardware and software products allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications, Application Programming Interfaces (APIs) and automation tools that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 100 Gigabits per second and wireless networks that carry data traffic over optical fiber, electrical cable and airwaves. We also offer hardware platforms and equipment that test wireless equipment, especially those associated with 3G (third generation), 4G (fourth generation) and Long-Term Evolution (LTE) networks. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
     Issuance of Convertible Senior Notes. On December 7, 2010, we completed our offering of $200.0 million in aggregate principal amount of 3.0% Convertible Senior Notes (the “Notes”) due December 15, 2015. The net proceeds from the offering after deducting debt issuance costs were $194.0 million, which we intend to use for general corporate purposes, potential acquisitions and strategic transactions. See Note 2 to the Consolidated Financial Statements included in this Form 10-K.
     Acquisition of Agilent Technologies’ N2X Data Network Testing Product Line. On October 30, 2009, we completed our acquisition from Agilent Technologies, Inc. (“Agilent”) of its N2X Data Network Testing Product Line (“N2X”) for $42.8 million in cash and the assumption of certain liabilities of N2X. In return for the consideration paid, we acquired certain assets and liabilities of N2X, including inventory, accounts receivables, fixed assets, accounts payable, customer relationships, certain intellectual property rights, and other assets. The N2X products provide network equipment manufacturers and service providers with solutions to validate the performance and scalability characteristics of next-generation network equipment for voice, video and data (multiplay) services. The acquisition was funded from our existing cash and investments. The results of operations of N2X have been included in the consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the Consolidated Financial Statements included in this Form 10-K.
     Acquisition of Catapult Communications Corporation. On June 23, 2009, we completed our acquisition of all of the outstanding shares of common stock of Catapult Communications Corporation (“Catapult”). Catapult provides advanced wireless test systems to network equipment manufacturers and service providers worldwide. Catapult’s 3G and 4G wireless networking test solutions complement our IP performance test systems and service verification platforms. With this acquisition, we will be able to broaden our product portfolio and provide a single source solution for testing converged multiplay IP services over wireless and wireline networks to new and existing customers. The purchase price for Catapult totaled $106.6 million, or $65.4 million net of Catapult’s existing cash and investment balances at the time of the acquisition. The acquisition was funded from our existing cash and cash equivalents. The results of operations of Catapult have been included in the consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the Consolidated Financial Statements included in this Form 10-K.

     Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our service revenues primarily consist of the provision of post contract customer support and maintenance (“PCS”) related to the initial period provided with the product purchase (generally for 90-day or 12-month periods) and separately purchased extended PCS contracts, and to our implied PCS obligations. Service revenues also include separately purchased extended hardware warranty support for certain of our products, training and other professional services. PCS on our software products includes unspecified when and if available software upgrades and customer technical support services. Our hardware products primarily consist of chassis and interface cards, and during the three years ended December 31, 2010, our Ethernet interface cards have represented the majority of our product revenues. In general, our Ethernet interface cards are used to test equipment and advanced IP services in the core and at the edge of the Internet at network speeds of up to 100 Gigabits per second. During 2010, we have seen increased sales for our testing solutions across our Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, with our 10 Gigabit Ethernet interface cards continuing to be our strongest seller, as our customers upgraded and added capacity to their test environments. Over the next 12 months, we expect that the sale of our Ethernet interface cards will continue to represent the majority of our revenues with 10 Gigabit Ethernet interface cards continuing to be our top selling product category. During 2010, our business stabilized across nearly all of our product categories and our revenues grew significantly over the revenues generated in 2009. While we were encouraged by our 2010 performance, we remain cautiously optimistic about the extent and length of the economic recovery and about some of our customers’ willingness to continue spending at the levels we experienced during 2010.
     Sales to our largest customer accounted for $37.5 million, or 13.5%, of our total revenues in 2010, $27.8 million, or 15.6%, of our total revenues in 2009 and $36.9 million, or 21.0%, of our total revenues in 2008. To date, we have generated the majority of our revenues from network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, our revenues from sales to customer locations outside of the United States continues to grow, especially in Europe and the Asia Pacific region. We generated revenues from product shipments and services to international locations of $136.0 million, or 49.1% of our total revenues, in 2010, $76.3 million, or 42.9% of our total revenues, in 2009, and $63.0 million, or 35.8% of our total revenues, in 2008. During 2010, our total revenues generated from international locations increased both in dollars and as a percentage of revenues when compared to the same periods in 2009 and 2008, respectively, due in part to additional international sales arising from our acquisitions of Catapult in June 2009 and N2X in October 2009. We intend to continue increasing our sales efforts internationally with specific focus on Europe and the Asia Pacific region. Looking forward, we expect our international revenues to be approximately 50% of our total revenues on an annualized basis.
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
     Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based awards. The determination of the fair value for accounting purposes of share-based awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are estimated based on historical data. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense. Consistent with our past practice, we attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach.
     We have outstanding share-based awards that have performance-based vesting conditions. Awards with performance-based vesting conditions require the achievement of certain financial or other performance criteria as a condition to the vesting. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the performance period, using graded approach, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no stock-based compensation expense is recognized, and, to the extent stock-based compensation was previously recognized, such stock-based compensation is reversed.
     For the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense was $12.9 million, $10.5 million and $10.6 million, respectively. Our stock-based compensation expense increased for the year ended December 31, 2010 as compared to the comparable prior period in 2009 due in part to (i) the incremental impact of the share-based awards granted to the employees related to our 2009 acquisitions of Catapult and N2X, (ii) a decrease in estimated and actual forfeitures, and (iii) the increase in the price of our common stock and weighted grant date fair values for new awards in 2010 when compared to 2009. The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2011 through 2014 related to unvested share-based awards as of December 31, 2010 was approximately $18.0 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.
     Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facility in Calabasas, California and/or in Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $12.8 million, $9.2 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, which are included within our Amortization of Intangible Assets line item on our consolidated statements of operations.
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

     Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related and restructuring expenses discussed below, to increase modestly in 2011 when compared to 2010 to achieve our sales growth goals and product initiatives.
•	Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period costs of our products used for internal purposes.
•	Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in direct sales, sales support and marketing functions, as well as promotional and advertising expenditures. We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers.
•	General and administrative expenses consist primarily of salaries and related expenses for certain executive, finance, legal, human resources, information technology and administrative personnel, as well as professional fees (e.g., legal and accounting), facility costs related to our corporate headquarters, insurance costs and other general corporate expenses.
•	Amortization of intangible assets consists of the amortization of the purchase price of the various intangible assets over their estimated useful lives. Periodically we review goodwill and other intangible assets for impairment. An impairment charge would be recorded to the extent that the carrying value exceeds its estimated fair value in the period that the impairment circumstances occurred. The future amortization of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies or product lines, or if we are required to record impairment charges related to our acquired intangible assets. See Note 8 to the Consolidated Financial Statements included in this Form 10-K.
•	Acquisition and other related costs are expensed as incurred and consist primarily of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting, tax, due diligence, valuation and other related services, change in control payments, consulting fees, required regulatory costs, certain employee, facility and infrastructure transition costs, and other related expenses. We expect our acquisition and other related expenses to fluctuate over time based on the timing of our acquisitions and related integration activities.
•	Restructuring expenses consist primarily of employee severance costs and related charges, as well as facility-related charges to exit certain locations.
     Interest income and other, net represents interest on cash and a variety of securities, including money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities, realized gains/losses on the sale of investment securities, certain foreign currency gains and losses, and other non-operating items such as legal settlement proceeds.
     Interest expense consists of interest due to the holders of our 3.00% convertible senior notes issued in December 2010, as well as the amortization of the associated debt issuance costs. See Note 2 to the Consolidated Financial Statements included in this Form 10-K.
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
     We apply the following critical accounting policies in the preparation of our consolidated financial statements:
•	Revenue Recognition Policy. We recognize revenue as discussed in “Revenues” in the “Business Overview” section of Item 7.
•	Acquisition Purchase Price Allocation. When we acquire a business, product line or rights to a product or technology, we allocate the purchase price to the various tangible and intangible assets acquired and the liabilities assumed, based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, some of which may be based in part on historical experience and information obtained from the management of the acquired business, and are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those for purchased technologies and customer relationships, are made based on forecasted information and discount rates. To assist in the purchase price allocation process, as well as the determination of estimated useful lives of acquired intangible assets, we may obtain appraisals from valuation specialists. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates and assumptions.
•	Write-Down of Obsolete Inventory. We write down inventory for estimated obsolescence, excessive quantities or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand is less favorable than our initial estimate, additional inventory write-downs may be required. Once written down, the reserves are not reversed until inventory is sold or disposed of.
•	Income Taxes. We operate in numerous states and countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In determining whether we need to record a valuation allowance against our deferred tax assets, management must make a number of estimates, assumptions and judgments, including estimates of future earnings and taxable income. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The determination to record or release valuation allowance requires significant judgment. During 2010 and 2009, we concluded that a full valuation allowance against our net U.S. deferred tax assets was warranted due to, among other reasons, (i) the recently realized cumulative accounting losses sustained in the U.S., (ii) the taxable losses incurred in the U.S. in 2010 and 2009 and (iii) our uncertainty with respect to generating future U.S. taxable income in the near term given our recently completed U.S. projections and a number of inherent uncertainties such as the future level of U.S. tax deductions from our share-based awards. To the extent these circumstances change we may need to release the valuation allowance.
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
•	Impairment of Long-Lived Assets. We evaluate our identifiable definite life intangible assets and other long-lived assets for impairment, when events or changes in circumstances indicate that a potential impairment may exist. We first estimate the undiscounted cash flows to be generated from the use and ultimate disposition of the applicable asset. To the extent that the estimated undiscounted cash flows fall below the carrying value of the related intangible or other long lived asset, we write-down the asset to its estimated fair value. Fair value is generally determined based on discounted cash flows. Determining the fair value based on discounted cash flows is subjective in nature and often involves the use of significant estimates and assumptions about future results and discount rates. We evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value. We completed our annual goodwill impairment test of our single reporting unit in the fourth quarter of 2010 and determined that there was no impairment.
•	Stock-Based Compensation. We record stock-based compensation as discussed in “Stock-based Compensation” in the “Business Overview” section of Item 7.
•	Impairment of Marketable Securities. We periodically review our marketable securities for impairment. If we conclude that any of our investments are impaired, we determine whether such impairment is “other-than-temporary.” Factors we consider to make such a determination include, among others, the severity of the impairment, the reason for the decline in value and the potential recovery period. If any impairment is considered “other-than-temporary,” we write down the asset to its fair value and take a charge to earnings for the portion of the write-down related to credit losses with the balance, if any, recorded to other comprehensive income.
•	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, and record accruals when the loss is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances of each situation and in some instances based in part on the advice of outside legal counsel.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	2010	2009	2008
Revenues:
Products	82.3%	80.3%	83.5%
Services	17.7	19.7	16.5

Total revenues	100.0	100.0	100.0

Costs and operating expenses: (1)
Cost of revenues — products	19.6	20.6	18.4
Cost of revenues — services	2.3	2.2	2.5
Research and development	26.2	30.3	28.0
Sales and marketing	28.9	33.9	33.8
General and administrative	12.7	15.7	14.6
Amortization of intangible assets	6.3	6.4	3.2
Acquisition and other related	1.1	3.5	0.8
Restructuring	1.3	2.6	—

Total costs and operating expenses	98.4	115.2	101.3

Income (loss) from operations	1.6	(15.2)	(1.3)
Interest income and other, net	3.9	1.2	3.7
Interest expense	(0.2)	—	—
Other-than-temporary impairment on investments	—	(1.6)	(11.4)

Income (loss) before income taxes	5.3	(15.6)	(9.0)
Income tax expense	1.3	9.2	—

Net income (loss)	4.0%	(24.8)%	(9.0)%

(1) Stock-based compensation included in:
Cost of revenues — products	0.2%	0.3%	0.3%
Cost of revenues — services	0.1	0.1	0.1
Research and development	1.9	2.5	2.4
Sales and marketing	1.3	1.7	1.9
General and administrative	1.2	1.3	1.3
Comparison of the Years Ended December 31, 2010 and 2009
     As a result of our acquisitions of Catapult Communications Corporation (“Catapult”) on June 23, 2009 and of the N2X Data Network Testing Product Line business (“N2X”) of Agilent Technologies, Inc. on October 30, 2009 (collectively the “2009 Acquisitions”), our 2010 consolidated results of operations include the results of these operations. Our consolidated results of operations include the results of operations of our 2009 Acquisitions from the respective acquisition dates. The integration of Catapult and its processes was substantially completed as of December 31, 2009, while the integration activities with respect to N2X were substantially completed as of September 30, 2010. To assist the readers of our financial statements in reviewing our year over year consolidated operating results, we have estimated the impacts of the 2009 Acquisitions in the statement of operations sections below, although some activities cannot be reasonably extracted and identified as either a Catapult or N2X activity. Revenues and expenses attributable to our 2009 Acquisitions generally increased (other than general and administrative expenses) in the current year as compared to the prior year primarily as a result of 2010 representing a full year of acquisition related revenues and expenses. General and administrative expenses declined over the same time period as a result of operational synergies and the Catapult restructuring.

     Revenues. In 2010, total revenues increased 55.5% to $276.8 million from $178.0 million in 2009. As a result of our 2009 Acquisitions, revenues for 2010 and 2009 included $70.0 million and $24.1 million, respectively, of revenue related to the 2009 Acquisitions. Excluding the revenues from our 2009 Acquisitions, the increase in total revenues was principally due to a $44.1 million increase in shipments of our hardware products (primarily our 10 Gigabit and 40/100 Gigabit Ethernet interface cards) in 2010 over 2009 and a $7.9 million increase in shipments of our software products (primarily our IxLoad and IxNetwork software products) in 2010 over 2009.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased by 0.9% to 21.9% in 2010 from 22.8% in 2009. This was primarily due to certain inventory-related charges aggregating $1.6 million for slow moving and excess inventory that were incurred in 2009 that did not recur in the 2010 period.
     Research and Development Expenses. In 2010, research and development expenses increased 34.3% to $72.5 million from $54.0 million in 2009. As a result of our 2009 Acquisitions, our research and development expenditures in 2010 and 2009 included approximately $21.1 million and $8.5 million, respectively, related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the 2009 Acquisitions, research and development expenses in 2010 were $51.4 million compared to $45.5 million in 2009. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $4.8 million. The increase in compensation and related employee costs was primarily due to the reinstatement of our company-wide bonus plan in 2010.
     Sales and Marketing Expenses. In 2010, sales and marketing expenses increased 32.5% to $80.0 million from $60.4 million in 2009. As a result of our 2009 Acquisitions, our sales and marketing costs in 2010 and 2009 included approximately $21.9 million and $8.6 million, respectively, related to the sales and marketing activities of the acquired operations. Excluding the incremental sales and marketing costs related to the 2009 Acquisitions, sales and marketing expense in 2010 increased to $58.1 million from $51.8 million in 2009 principally due to an increase in compensation and related employee costs, including travel, of $6.2 million. The increase in compensation and related employee costs was primarily due to higher sales commissions as revenue levels increased in 2010 over the prior year.
     General and Administrative Expenses. In 2010, general and administrative expenses increased 25.2% to $35.1 million from $28.1 million in 2009. As a result of our 2009 Acquisitions, our general and administrative costs in 2010 and 2009 included approximately $0.9 million and $2.9 million, respectively, of general and administrative costs of the acquired operations. Excluding the incremental general and administrative costs related to the 2009 Acquisitions, general and administrative expenses in 2010 were $34.2 million compared to $25.2 million in 2009. The increase was primarily due to an increase in compensation and related employee costs of $4.1 million, higher legal fees and expenses of $1.2 million and an increase in stock-based compensation expense of $1.0 million. The increase in compensation and related employee costs was primarily due to the reinstatement of our company-wide bonus plan in 2010.
     Amortization of Intangible Assets. In 2010, amortization of intangible assets increased to $17.5 million from $11.4 million in 2009. The increase primarily related to the incremental amortization of intangibles related to our 2009 Acquisitions, partially offset by the completion of amortization periods for certain intangible assets.
     Acquisition and Other Related Expenses. Acquisition and other related expenses for 2010 and 2009 were $3.0 million and $6.2 million, respectively. For 2010, acquisition and other related expenses consisted primarily of employee, facility and infrastructure transition costs, as well as professional fees attributable to our 2009 Acquisitions. For 2009, acquisition and other related expenses consisted primarily of success-based banking fees and professional fees. For additional information, see Note 3 to Consolidated Financial Statements.
     Restructuring. Restructuring expenses for 2010 and 2009 were $3.6 million and $4.6 million, respectively. Restructuring expenses in 2009 relate to the Ixia and Catapult restructuring plans, which were substantially completed in 2009, and the restructuring expenses in 2010 primarily relate to the N2X restructuring plan, which was substantially completed in the first quarter of 2010. For additional information, see Note 4 to Consolidated Financial Statements.

     Interest Income and Other, Net. Interest and other income, net increased to $11.0 million in 2010 from $2.2 million in 2009. This increase was due to an $8.9 million favorable settlement with a former investment manager in the first quarter of 2010 related to our purchase in prior periods of certain investments in auction rate securities with an aggregate par value of $19.0 million that had been substantially written down and due to approximately $1.0 million of proceeds received in the fourth quarter of 2010 for the sale of certain of these auction rate securities that were previously written off.
     Interest expense. Interest expense for 2010 was $480,000, including the amortization of debt issuance costs, and related to convertible senior notes issued during December 2010. There was no interest expense in 2009. For additional information, see Note 2 to Consolidated Financial Statements.
     Other-than-temporary Impairment on Investments. For 2009, other-than-temporary impairments on investments totaled $2.8 million. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than -temporary, such investment is written down to its fair value. During 2009, other-than-temporary impairments on investments included impairment charges of $2.8 million (pre-tax) to earnings related to our illiquid auction rate securities. There were no such charges for 2010. For additional information, see Note 6 to Consolidated Financial Statements.
     Income Tax Expense. Income tax expense decreased to $3.7 million, or an effective rate of 24.6%, in 2010 from $16.4 million, or an effective rate of -59.0%, in 2009. The decrease in our overall tax expense was primarily due to the establishment of a full valuation allowance during 2009.
     Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise due to research and development credits and stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions. For additional information, see Note 9 to Consolidated Financial Statements.
     Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future projected taxable income along with other objectively verifiable evidence.
Comparison of the Years Ended December 31, 2009 and 2008
     As a result of our 2009 Acquisitions, our 2009 consolidated results of operations include the results of Catapult and N2X from their respective acquisition dates. To assist the readers of our financial statements in reviewing our year over year consolidated operating results, we have estimated the impacts of the 2009 Acquisitions in the related statement of operations sections below.
     Revenues. In 2009, total revenues increased 1.2% to $178.0 million from $175.9 million in 2008. As a result of our 2009 Acquisitions, revenues for 2009 included $24.1 million of revenue related to the 2009 Acquisitions. Revenues from products decreased to $142.9 million in 2009 from $146.8 million in 2008. Excluding the product revenues from our 2009 Acquisitions of approximately $19.2 million, the decrease in product revenue was primarily due to a $20.1 million decrease in shipments of our hardware products (primarily our Ethernet interface cards) in 2009 over 2008 and by a $2.3 million decrease in shipments of our software products (primarily our IxLoad and IxChariot software products) in 2009 over 2008. Excluding the service revenues from our 2009 Acquisitions of approximately $4.9 million, service revenues increased $1.2 million in 2009 compared to 2008 primarily due to a net increase in the ratable recognition of our PCS arrangements and extended warranty contracts. In 2009, total revenues from Cisco Systems, our largest account, decreased to $27.8 million, or 15.6% of our total revenue, from $36.9 million, or 21.0% of our total revenue, in 2008.
     Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 22.8% in 2009 from 20.9% in 2008. Our 2009 cost of revenues included approximately $5.3 million of cost of goods sold attributable to our 2009 Acquisitions. Excluding the cost of product revenues of approximately $4.4 million related to our 2009 Acquisitions, our cost of product revenues decreased to $32.3 million in 2009 from $32.4 million in 2008 primarily due to the decrease in the costs of product shipped of approximately $2.2 million attributable to the decline in product revenues, partially offset by higher royalty payments of $1.4 million and higher inventory related charges for slow moving and excess inventory. Excluding the cost of service revenues of approximately $844,000 related to our 2009 Acquisitions, our cost of service revenues decreased to $3.0 million in 2009 from $4.5 million in 2008 primarily due to a decline in technical support costs, including warranty expenses, of approximately $1.1 million.
     Research and Development Expenses. In 2009, research and development expenses increased 9.8% to $54.0 million from $49.2 million in 2008. As a result of our 2009 Acquisitions, our research and development expenditures in 2009 included approximately $8.5 million related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the 2009 Acquisitions, the decrease in research and development expenses in 2009 as compared to 2008 was primarily due to lower compensation and related employee costs, including travel, of $4.4 million. The decrease in compensation and related employee costs was primarily due to the elimination of our company-wide bonus plan in 2009, lower compensation due to the Ixia Restructuring announced in the second quarter of 2009 and favorable foreign currency exchange rates, particularly in Romania and India where the local currencies weakened against the U.S. Dollar in 2009 as compared to 2008. These expense decreases were partially offset by higher consulting costs of $1.2 million (primarily in India and the United States) in 2009 compared to 2008.
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
     Acquisition and Other Related Expenses. Acquisition related expenses for 2009 and 2008 were $6.2 million and $1.5 million, respectively. Acquisition related expenses incurred in 2009 increased over the same periods in 2008 primarily due to our acquisitions of Catapult in June 2009 and N2X in October 2009. As a result of our adoption of the new accounting guidance for business combinations on January 1, 2009, acquisition-related costs in 2009 were expensed rather than capitalized and treated as part of the applicable purchase price. Acquisition costs expensed in 2008 related to transactions that were not consummated as of December 31, 2008. For additional information, see Note 3 to Consolidated Financial Statements.
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
     In January 2010, our management approved, committed to and initiated a plan to restructure our operations in light of our acquisition of N2X in the fourth quarter of 2010 (“N2X Restructuring”). The N2X Restructuring included a net reduction in force of approximately 80 positions, which represented approximately 7% of our worldwide work force, including contractors, at the end of the fourth quarter of 2009. During 2010, we recorded restructuring charges for severance and other related costs of $3.6 million on a pre-tax basis related to the N2X Restructuring.
     Interest Income and Other, Net. Interest and other income, net decreased to $2.2 million in 2009 from $6.6 million in 2008. This decrease was primarily due to lower average cash and investment balances in the aggregate and lower effective yields in 2009 compared to 2008. The lower average cash and investment balance in the aggregate was primarily due to the payments for our 2009 Acquisitions.
     Other-than-temporary Impairment on Investments. For 2009 and 2008, other-than-temporary impairments on investments were $2.8 million and $20.2 million, respectively. When, in the opinion of management, a decline in the fair value of an investment is considered to be other-than-temporary, such investment is written down to its fair value. During 2009, other-than-temporary impairments on investments included impairment charges of $2.8 million (pre-tax) to earnings related to our illiquid auction rate securities (“ARS”). During 2008, other-than-temporary impairments on investments included impairment charges of $15.8 million (pre-tax) to earnings related to our ARS and an impairment charge of $4.4 million (pre-tax) to earnings related to our investments in bonds issued by Lehman Brothers Holdings, Inc. As of December 31, 2009, the estimated fair values of our ARS approximated $5.7 million. See Note 6 to Consolidated Financial Statements.
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
     During 2009, management evaluated the need for a valuation allowance against our net U.S. deferred tax assets and concluded that a full valuation allowance against our net U.S. deferred tax assets was warranted in the fourth quarter of 2009 due to, among other reasons, (i) the recently realized cumulative accounting losses sustained in the U.S., (ii) the recently completed three-year projections in which we expect to realize additional accounting losses in the U.S., (iii) the determination that we would be in a U.S. taxable loss position in 2009 and (iv) our uncertainty with respect to generating future U.S. taxable income in the near term given our recently completed U.S. projections and a number of inherent uncertainties such as the future level of U.S. tax deductions from our share-based awards. As a result, a non-cash income tax charge of $28.1 million was recorded to increase our valuation allowance in 2009. During 2008, we recorded an $8.1 million valuation allowance to fully offset the deferred tax assets primarily related to the unrealized loss recorded as a result of the impairment of certain marketable securities. See Note 9 to Consolidated Financial Statements.

Liquidity and Capital Resources
     We have funded our operations with our cash balances, cash generated from operations and proceeds from our initial public offering, from our convertible debt offering and from stock option exercises. The following table sets forth our cash and short- and long-term investments as of December 31, 2010, 2009 and 2008 (in thousands):

	As of December 31,
	2010	2009	2008
Cash and cash equivalents	$76,082	$15,061	$192,791
Short-term marketable securities	151,696	10,337	9,850
Long-term marketable securities	111,440	53,582	3,657

	$339,218	$78,980	$206,298

     Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, increased to $339.2 million as of December 31, 2010 from $79.0 million as of December 31, 2009 primarily due to (i) $194.0 million of net proceeds received from the issuance of convertible senior notes in December 2010, (ii) $50.4 million in net cash provided by our operating activities and (iii) $28.3 million cash generated from exercises of share-based awards. Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, decreased to $79.0 million as of December 31, 2009 from $206.3 million as of December 31, 2008 primarily due to payments in connection with acquisitions, net of cash acquired, of $122.4 million and the repurchase of $8.4 million of our common stock pursuant to our stock buyback programs.
     As of December 31, 2010, 2009 and 2008, we held investments in illiquid auction rate securities with estimated fair values of $5.3 million, $5.7 million and $3.2 million, respectively (See Note 6 to Consolidated Financial Statements).
     The following table sets forth our summary cash flows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash provided by (used in) operating activities	$50,429	$(4,725)	$24,335
Cash (used in) provided by investing activities	(213,789)	(168,005)	19,082
Cash provided by (used in) financing activities	224,381	(5,000)	(39,518)
Cash Flows from Operating Activities
     Operating cash inflows are principally provided by cash collections on sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, product costs and facility-related payments. Going forward, our cash flows from operating activities will be impacted by (i) the extent to which we grow our customer sales, (ii) increase our headcount and enhance our infrastructure to generate additional business, develop new products and features and to support our growth, (iii) by our working capital management, and (iv) interest paid to service our convertible senior notes (See Note 2 to Consolidated Financial Statements).
     Cash provided by operating activities was $50.4 million for the year ended December 31, 2010 compared to cash used in operating activities of $4.7 million for the year ended December 31, 2009. This increase in cash flow generated from operations was primarily due to better overall net operating results in 2010 as compared to 2009 as earnings increased by $55.4 million in 2010 when compared to 2009 driven by our 56% sales growth in 2010 over

2009. Our 2010 earnings growth over 2009 was also due to the $8.9 million receipt of settlement proceeds from a former investment manager in the first quarter of 2010 related to our previous purchase of certain investments in auction rate securities.
     Cash used in operating activities was $4.7 million for the year ended December 31, 2009 compared to cash provided by operating activities of $24.3 million for the year ended December 31, 2008. This decline in cash flow generated from operations was primarily due to (i) a $14.3 million increase of net working capital changes in 2009 when compared to 2008 that adversely impacted cash flow due in part to an $11.8 million increase in accounts receivable as of December 31, 2009 when compared to December 31, 2008 related to an increased amount of shipments at the end of 2009 when compared to the end of 2008, and (ii) an increase of approximately $9.0 million of restructuring and acquisition and other related costs in 2009 when compared to 2008 due to the acquisitions of Catapult and N2X, as well as the two restructuring programs implemented during 2009.
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
     Cash used in investing activities was $213.8 million and $168.0 million for the years ended December 31, 2010 and 2009, respectively. This increase in cash flow used in investing activities was primarily due to (i) a $161.5 million increase in net purchases of marketable securities, as we invested the proceeds from the December 2010 issuance of our convertible senior notes, and (ii) a $6.8 million increase in capital expenditures due in part to meet the facility and equipment needs of our expanded workforce after our 2009 Acquisitions. These increases were partially offset by the $122.4 million in payments made in connection with our 2009 Acquisitions that did not recur.
     Cash used in investing activities was $168.0 million for the year ended December 31, 2009 compared to cash provided by investing activities of $19.1 million for the year ended December 31, 2008. This decline in cash flow provided by investing activities was primarily due to a $120.2 million increase in cash used to acquire businesses in 2009 when compared to 2008 due to the acquisitions of Catapult and N2X in 2009. In addition, during 2009, $37.2 million of cash was used for net purchases of marketable securities compared to $30.2 million of net proceeds from marketable securities in 2008.
Cash Flows from Financing Activities
     Prior to December 2010, our cash inflow from financing activities over the past three years has principally related to proceeds from the exercise of stock options and employee stock purchase plan options. On December 7, 2010, we raised $194.0 million in net proceeds from the issuance of convertible senior notes. Our primary uses of cash from financing activities over the past three years related to the repurchase of our common stock pursuant to approved stock buyback plans. Going forward, we expect our cash flows from financing activities to fluctuate based on the number of exercises of share-based awards which is dependent on the performance of our stock price. If deemed appropriate and approved by our Board of Directors, we may raise additional capital through a debt or equity financing, refinance our existing debt or initiate further stock buyback programs.
     Cash provided by financing activities was $224.4 million for the year ended December 31, 2010 compared to cash used in financing activities of $5.0 million for the year ended December 31, 2009. This increase in cash flow provided by financing activities was primarily due to (i) $194.0 million of net proceeds received from the issuance of senior convertible notes during December 2010, (ii) a $25.0 million increase in proceeds received from exercises of share-based awards and (iii) there being no stock repurchases in 2010 due to the expiration of our stock buyback plan in May 2009 as compared to stock repurchases of $8.4 million in 2009 under the stock buyback plan.

     Cash used in financing activities was $5.0 million and $39.5 million for the years ended December 31, 2009 and 2008, respectively. This decline in cash flow used in financing activities was primarily due to a $35.2 million decline in stock repurchases in 2009 when compared to 2008.
     We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. In addition, our $200 million convertible senior notes have various default provisions, which could accelerate repayment and adversely impact our liquidity. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets and the timely filing of our periodic reports with the Commission.
Financial Commitments
     Our significant financial commitments at December 31, 2010 are as follows (in thousands):

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Operating leases (1)	$16,727	$6,919	$9,160	$648	$—
Purchase obligations (2)	9,833	9,833	—	—	—
Convertible senior notes (Principal and Interest) (3)	230,000	6,000	12,000	212,000	—

	$256,560	$22,752	$21,160	$212,648	$—

(1)	See Note 10 Commitments and Contingencies as disclosed in the Notes to the Financial Statements.

(2)	Purchase obligations in the table above consist of purchase orders issued to certain of our contract manufacturers in the normal course of business to purchase specified quantities of certain interface cards and chassis. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders.

(3)	In December 2010, we issued $200.0 million in aggregate principal amount of 3.00% convertible senior notes that mature on December 15, 2015, if not converted. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011.
     As of December 31, 2010, we had a net liability for uncertain tax positions of approximately $5.3 million, which may be payable by us in the future. We are not able to reasonably estimate the timing of the payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the liability of $5.3 million is excluded from the table above. See Note 9 to Consolidated Financial Statements.
Recent Accounting Pronouncements
     See Note 1 to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Investment Activities
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
Convertible Senior Notes
     On December 7, 2010, we closed our offering of $200.0 million aggregate principal amount of 3.00% convertible senior notes (the “Notes”). The Notes bear a fixed interest rate of 3.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. Our Notes are not subject to interest rate risk as the coupon rate is fixed.
Exchange Rate Sensitivity
     The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales, research and development, and other operations outside of the United States, we do incur operating expenses in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee, Chinese Yuan, Australian Dollar, Canadian Dollar, Euro and British Pound. If these currencies strengthen against the U.S. dollar, our costs reported in U.S. dollars will increase, which would adversely affect our operating expenses. Approximately 30% of our operating expenses are exposed to foreign currency movements, and historically, we have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future. We do utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen, Euros and British Pounds. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into these foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.
Item 8. Financial Statements and Supplementary Data
     Our financial statements and supplementary data required by this Item are provided in the consolidated financial statements of the Company included in this Form 10-K as listed in Item 15(a) of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)),were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
     As of December 31, 2010, our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010 based on criteria in Internal Control —Integrated Framework issued by the COSO.
     The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 19, 2011, which information will appear under the captions entitled “Proposal 1 — Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2010.
     The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 19, 2011, which information will appear under the captions “Proposal 1 — Election of Directors — Compensation of Directors,” “Executive Compensation and Other Information,” “Compensation Discussion and Analysis” and “Compensation Committee Report.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 19, 2011, which information will appear under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Executive Compensation and Other Information — Equity Compensation Plan Information.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 19, 2011, which information will appear under the caption entitled “Certain Relationships and Related Transactions,” and “Proposal 1 — Election of Directors.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2010.
Item 14. Principal Accounting Fees and Services
     The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 19, 2011, which information will appear under the caption “Proposal 5 — Ratification of Appointment of Independent Registered Public Accounting Firm.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2010.

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
(3)	Exhibits

2.1	Agreement and Plan of Merger dated as of May 11, 2009 among the Company, Catapult Communications Corporation and Josie Acquisition Company(1)

2.2	Asset Purchase Agreement, dated October 21, 2009, by and between the Company and Agilent Technologies, Inc. (2)

3.1	Amended and Restated Articles of Incorporation, as amended(3)

3.2	Bylaws, as amended(4)

4.1	Indenture dated as of December 7, 2010 between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.00% Convertible Senior Notes due 2015 (included as Exhibit A to the Indenture)(5)

10.1*	Amended and Restated 1997 Equity Incentive Plan(6)

10.2*	Amended and Restated Non-Employee Director Stock Option Plan(7)

10.3*	2010 Employee Stock Purchase Plan(8)

10.4*	Officer Severance Plan(9), together with Amendment to the Officer Severance Plan(10)

10.5*	Ixia Officer Severance Plan (as Amended and Restated effective January 1, 2009)(11)

10.6*	Form of Indemnity Agreement between Ixia and its directors and executive officers(12)

10.7	Office Lease Agreement dated September 14, 2007 between MS LPC Malibu Property Holdings, LLC and Ixia(13)

10.7.1	First Amendment to Office Lease dated February 11, 2010, between MS LPC Malibu Property Holdings, LLC and Ixia

10.7.2	Second Amendment to Office Lease dated November 15, 2010, between MS LPC Malibu Property Holdings, LLC and Ixia

10.8	License, Distribution and Option Agreement, dated July 7, 2003, between NetIQ Corporation and Ixia(14)

10.9	First Amendment to License, Distribution and Option Agreement dated as of January 6, 2005 between the Company and NetIQ Corporation(15)

10.10	Second Amendment to License, Distribution and Option Agreement dated as of June 16, 2005 between the Company and NetIQ Corporation(16)(17)

10.12*	Compensation of Named Executive Officers and Chief Executive Officer effective April 1, 2010

10.13*	Summary of Compensation for the Company’s Non-Employee Directors(18)

10.14*	Ixia 2010 Executive Officer Bonus Plan(19)

10.15*	Employment Offer Letter Agreement dated as of August 8, 2007 between the Company and Atul Bhatnagar(20)

10.16*	Amended and Restated Ixia 2008 Equity Incentive Plan (21)

10.17	Master Services Agreement dated as of January 26, 2009 between the Company and Plexus Services Corp and its affiliates and subsidiaries(22)

14.1	Code of Ethics for Chief Executive and Senior Financial Officers(23)

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 000-31523), as filed with the Commission on May 12, 2009.

(2)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 000-31523), as filed with the Commission on October 27, 2009.

(3)	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on November 16, 2007.

(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on December 8, 2010.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on June 3, 2010.

(9)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on January 7, 2009.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on January 7, 2009.

(12)	Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on September 25, 2007.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on August 19, 2003.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(16)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-31523) for the fiscal quarter ended June 30, 2005.

(17)	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.

(18)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2006.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on April 27, 2010.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on September 4, 2007.

(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-31523) filed with the Commission on June 3, 2010.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q (File No. 000 31523) for the fiscal quarter ended March 31, 2009.

(23)	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 000-31523) for the fiscal year ended December 31, 2003.
(b)	Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules

See the Schedule under Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2011	IXIA
/s/ Atul Bhatnagar
Atul Bhatnagar
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Atul Bhatnagar Atul Bhatnagar	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ Thomas B. Miller Thomas B. Miller	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2011

/s/ Errol Ginsberg	Chief Innovation Officer and Chairman of the Board	March 4, 2011
Errol Ginsberg

/s/ Jon F. Rager	Director	March 4, 2011
Jon F. Rager

/s/ Gail Hamilton	Director	March 4, 2011
Gail Hamilton

/s/ Jonathan Fram	Director	March 4, 2011
Jonathan Fram

/s/ Laurent Asscher	Director	March 4, 2011
Laurent Asscher

IXIA

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders of Ixia:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 4, 2011

IXIA
Consolidated Balance Sheets
(in thousands)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$76,082	$15,061
Short-term investments in marketable securities	151,696	10,337
Accounts receivable, net	67,838	55,765
Inventories	28,965	14,541
Prepaid expenses and other current assets	12,647	9,727

Total current assets	337,228	105,431

Investments in marketable securities	111,440	53,582
Property and equipment, net	22,745	18,693
Intangible assets, net	52,778	69,132
Goodwill	59,384	60,121
Other assets	6,308	2,129

Total assets	$589,883	$309,088

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,924	$6,136
Accrued expenses	33,778	21,253
Deferred revenues	37,505	29,842
Income taxes payable	1,648	1,263

Total current liabilities	82,855	58,494

Deferred revenues	9,170	7,309
Other liabilities	6,378	6,620
Convertible senior notes	200,000	—

Total liabilities	298,403	72,423

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2010 and 2009; 67,613 and 63,062 shares issued and outstanding as of December 31, 2010 and 2009, respectively	115,590	87,283
Additional paid-in capital	133,249	118,754
Retained earnings	40,187	28,979
Accumulated other comprehensive income	2,454	1,649

Total shareholders’ equity	291,480	236,665

Total liabilities and shareholders’ equity	$589,883	$309,088

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Products	$227,880	$142,871	$146,802
Services	48,935	35,123	29,065

Total revenues	276,815	177,994	175,867

Costs and operating expenses: (1)
Cost of revenues — products	54,378	36,722	32,411
Cost of revenues — services	6,327	3,859	4,475
Research and development	72,488	53,977	49,167
Sales and marketing	79,986	60,374	59,374
General and administrative	35,142	28,061	25,502
Amortization of intangible assets	17,545	11,391	5,664
Acquisition and other related	2,991	6,179	1,479
Restructuring	3,587	4,637	—

Total costs and operating expenses	272,444	205,200	178,072

Income (loss) from operations	4,371	(27,206)	(2,205)
Interest income and other, net	10,970	2,160	6,574
Interest expense	(480)	—	—
Other-than-temporary impairment on investments	—	(2,761)	(20,243)

Income (loss) before income taxes	14,861	(27,807)	(15,874)
Income tax expense	3,653	16,396	21

Net income (loss)	$11,208	$(44,203)	$(15,895)

Earnings (loss) per share:
Basic	$0.17	$(0.70)	$(0.24)
Diluted	$0.17	$(0.70)	$(0.24)

Weighted average number of common and common equivalent shares outstanding:
Basic	65,157	62,710	65,087
Diluted	67,769	62,710	65,087
(1) Stock-based compensation included in:
Cost of revenues — products	$524	$478	$513
Cost of revenues — services	198	182	195
Research and development	5,195	4,491	4,166
Sales and marketing	3,592	2,989	3,411
General and administrative	3,406	2,395	2,360
The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total
Balance as of December 31, 2007	68,171	$132,092	$98,157	$89,077	$(2,826)	$316,500
Net loss				(15,895)		(15,895)
Change in unrealized gains and losses on investments, net of tax					(1,680)	(1,680)
Reclassification adjustment for investment losses recognized in net loss, net of tax					4,191	4,191
Cumulative translation adjustment					61	61

Comprehensive loss						(13,323)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	1,029	3,897				3,897
Repurchase of shares pursuant to stock buyback programs	(5,809)	(43,603)				(43,603)
Stock-based compensation			10,645			10,645
Stock award tax shortfall			(920)			(920)

Balance as of December 31, 2008	63,391	92,386	107,882	73,182	(254)	273,196
Net loss				(44,203)		(44,203)
Change in unrealized gains and losses on investments, net of tax					1,959	1,959
Cumulative translation adjustment					(56)	(56)

Comprehensive loss						(42,300)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	1,294	3,321				3,321
Repurchase of shares pursuant to stock buyback programs	(1,623)	(8,424)				(8,424)
Stock-based compensation			10,535			10,535
Stock award tax benefit			337			337

Balance as of December 31, 2009	63,062	87,283	118,754	28,979	1,649	236,665
Net income				11,208		11,208
Change in unrealized gains and losses on investments, net of tax					314	314
Cumulative translation adjustment					491	491

Comprehensive income						12,013
The accompanying notes are an integral part of these consolidated financial statements

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	4,551	28,307				28,307
Stock-based compensation			12,915			12,915
Stock award tax benefit			1,580			1,580

Balance as of December 31, 2010	67,613	$115,590	$133,249	$40,187	$2,454	$291,480

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$11,208	$(44,203)	$(15,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,295	10,195	11,527
Amortization of intangible assets	17,545	11,391	5,664
Impairment on investments	—	2,761	20,243
Stock-based compensation	12,915	10,535	10,645
Deferred income taxes	(65)	22,955	(2,455)
Tax benefit (shortfall) from stock award transactions	1,580	337	(920)
Excess tax benefits from stock-based compensation	(2,074)	(103)	(188)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,073)	(11,819)	(1,596)
Inventories	(14,424)	5,606	(2,235)
Prepaid expenses and other current assets	(1,640)	(2,589)	(1,596)
Other assets	541	1,560	(1,599)
Accounts payable	3,388	(240)	2,255
Accrued expenses	12,700	(6,494)	(167)
Deferred revenues	9,524	361	(248)
Income taxes payable and other liabilities	9	(4,978)	900

Net cash provided by (used in) operating activities	50,429	(4,725)	24,335

Cash flows from investing activities:
Purchases of property and equipment	(14,857)	(8,025)	(8,540)
Purchases of available-for-sale securities	(267,919)	(262,704)	—
Proceeds from available-for-sale securities	69,216	225,529	2,001
Purchases of held-to-maturity securities	—	—	(8,924)
Proceeds from held-to-maturity securities	—	—	37,104
Purchases of other intangible assets	(441)	(362)	(314)
Proceeds (payments) in connection with acquisitions, net of cash acquired	212	(122,443)	(2,245)

Net cash (used in) provided by investing activities	(213,789)	(168,005)	19,082

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	200,000	—	—
Debt issuance costs	(6,000)	—	—
Proceeds from exercise of stock options and employee stock purchase plan options	28,307	3,321	3,897
Repurchase of common stock	—	(8,424)	(43,603)
Excess tax benefits from stock-based compensation	2,074	103	188

Net cash provided by (used) in financing activities	224,381	(5,000)	(39,518)

Net increase (decrease) in cash and cash equivalents	61,021	(177,730)	3,899
Cash and cash equivalents at beginning of year	15,061	192,791	188,892

Cash and cash equivalents at end of year	$76,082	$15,061	$192,791

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$2,076	$1,326	$5,443

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Notes to Consolidated Financial Statements
1. Business and Summary of Significant Accounting Policies
     Business
     We are a leading provider of converged test systems and services for wireless and wired infrastructures and services. Our hardware and software products allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired Internet Protocol (IP) equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces, utilizing a common set of applications, Application Programming Interfaces (APIs) and automation tools that allow our customers to create integrated, easy-to-use automated test environments. The networks that our systems analyze primarily include Ethernet networks operating at speeds of up to 100 gigabits per second and wireless networks that carry data traffic over optical fiber, electrical cable and airwaves. We also offer hardware platforms and equipment that test wireless equipment, especially those associated with 3G (third generation), 4G (fourth generation) and Long-Term Evolution (LTE) networks. Customers also use our suite of software applications to test and verify web, Internet, security and business applications.
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
     We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen. These contracts are used to reduce the risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings. We do not enter into foreign exchange forward contracts for speculative or trading purposes. To date, net gains and losses on the above transactions have not been significant. As of December 31, 2010, we did not have any significant foreign currency forward contracts outstanding.

     Investments in Marketable Securities
     We determine the appropriate classification of investments in marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. Accretion and amortization of purchase discounts and premiums are included in interest income and other, net. Available-for-sale securities are stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income or loss, net of tax. The specific identification method is used to compute realized gains and losses on our marketable securities. In 2010, we had gross realized gains of $1.1 million (principally attributable to the sale in the fourth quarter of 2010 of certain of our auction rate securities that were previously written-off resulting in proceeds of approximately $1.0 million) and gross realized losses of $70,000. Gross realized gains and gross realized losses on our marketable securities were not significant for the years ended December 31, 2009 and 2008.
     As of December 31, 2010 and 2009, our available-for-sale securities consisted of U.S. government and government agency debt securities, corporate debt securities and auction rate securities, and had a weighted contractual maturity of 1.19 and 1.24 years, respectively.
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
     During 2009 and 2008, we recorded an unrealized other-than-temporary impairment charge of $2.8 million (pre-tax) and $20.2 million (pre-tax), respectively to earnings related to our auction rate securities and our investments in bonds issued by Lehman Brothers Holdings, Inc. (See Note 6 for additional information).
     It is possible that we could recognize future impairment charges on our auction rate securities or our other investment securities we currently own if future events, new information or the passage of time cause us to determine that a decline in our carrying value is other-than-temporary. We will continue to review and analyze these securities for triggering events each reporting period.
     Accounts Receivable and Allowance for Doubtful Accounts
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is based on our best estimate of the amount of probable credit losses in existing accounts receivable. We review the allowance for doubtful accounts monthly and provisions are made upon a specific review of all significant past due receivables. For those receivables not specifically reviewed, provisions are provided at a general rate that is determined based on historical write-off experience, our assessment of current customer information and other relevant data. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.
     Inventories
     Inventories are goods held for sale in the normal course of business. Inventories are stated at the lower of cost (first-in, first-out) or market. The inventory balance is segregated between raw materials, work in process (“WIP”) and finished goods. Raw materials are low level components, many of which are purchased from vendors, WIP is partially assembled products and finished goods are products that are ready to be shipped to end customers. Consideration is given to inventory shipped and received near the end of a period and the transaction is recorded when transfer of title occurs. We evaluate inventory for obsolescence and adjust to net realizable value based on inventory that is obsolete or in excess of current demand.

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
     Goodwill, Purchased Intangible and Other Long-Lived Assets
     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Although goodwill is not amortized, we review our goodwill for impairment annually, or more frequently, if events or changes in circumstances warrant a review. We completed our annual impairment test of our single reporting unit in the fourth quarter of 2010 and determined that there was no impairment.
     Acquired intangible assets with finite lives, including purchased technology and customer relationships, are amortized over their estimated useful lives and reflected in the Amortization of Intangible Assets line item on our statements of operations. Our acquired intangible assets are reviewed for impairment whenever an impairment indicator exists. We continually monitor events or changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. No such impairment charges were recorded during the years ended December 31, 2010, 2009 and 2008.
     Litigation
     We are currently involved in certain legal proceedings. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. See Note 10 for additional information.
     Product Warranty
     We generally provide an initial standard warranty (generally for 90-day or 12-month periods)on our hardware products after product shipment and accrue for estimated future warranty costs based on actual historical experience and other relevant data, as appropriate, at the time product revenue is recognized. All product warranty expenses are reflected within cost of sales in the accompanying consolidated statements of operations. Accrued product warranty costs are included as a component of accrued expenses in the accompanying consolidated balance sheets.

     Activity in the product warranty liability account for the years presented is as follows (in thousands):

	December 31,	December 31,	December 31,
	2010	2009	2008
Balance at beginning of year	$501	$933	$577
Current year provision	841	533	619
Expenditures	(645)	(544)	(263)
Adjustments relating to pre-existing warranties	—	(421)	—

Balance at end of year	$697	$501	$933

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
     Services revenues from our initial and separately purchased extended PCS arrangements (generally offered for 12-month periods) are recognized ratably over the contractual coverage period. In addition, for implied PCS obligations, we defer revenues from product sales and allocate these amounts to PCS revenues to account for the circumstances in which we provide PCS after the expiration of the customer’s contractual PCS period. Deferred revenues for these implied PCS obligations are recognized ratably over the implied PCS period, which is typically based on the expected economic life of our software products of four years. To the extent we determine that implied PCS is no longer being provided after the expiration of the customer’s contractual PCS period, the remaining deferred revenue balance related to the implied PCS obligation is reversed and recognized as revenue in the period of cessation of the implied PCS obligation.
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
     Cost of Revenues
     Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facility in Calabasas, California and/or in Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $12.8 million, $9.2 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, which are included within our Amortization of Intangible Assets line item on our consolidated statements of operations.
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
     Advertising
     Advertising costs are expensed as incurred. Advertising costs were $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Stock-Based Compensation
     Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of share-based awards. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are estimated based on historical data. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We evaluate the assumptions used to value share-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense. We attribute the value of stock-based compensation to expense based on the graded, or accelerated multiple-option, approach.
     We have outstanding share-based awards that have performance-based vesting conditions. Awards with performance-based vesting conditions require the achievement of certain financial or other performance criteria as a condition to the vesting. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as stock-based compensation expense over the performance period, using graded approach, based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of stock-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no stock-based compensation expense is recognized, and, to the extent stock-based compensation was previously recognized, such stock-based compensation is reversed.
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
     Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of shares underlying our convertible senior notes, employee stock options and restricted stock units. See Note 13 for additional information.
     Foreign Currency Translation and Transactions
     Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. Dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments included as a separate component in accumulated other comprehensive income (loss). Income and expense accounts are translated at average exchange rates during the year. Where the U.S. Dollar is the functional currency, certain balance sheet and income statement accounts are remeasured at historical exchange rates and translation adjustments from the remeasurement of the local currency amounts to U.S. Dollars are included in interest income and other, net. In 2010, we had a net foreign currency loss of $1.0 million attributable to our foreign subsidiaries, and foreign currency gains and losses were not significant for the years ended December 31, 2009 and 2008. Foreign currency gains and losses are included in interest income and other, net.
     Comprehensive Income
     Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income (loss) includes unrealized gains and losses on investments and foreign currency translation adjustments.
     Segments
     Operating segments are defined as components of an enterprise engaged in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) of the enterprise to make decisions about resources to be allocated to the segment and to assess its performance. Our CODM is our Chief Executive Officer who reviews operating budgets and results presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that we operated within one separately reportable business segment as of, and for the years ended, December 31, 2010, 2009 and 2008. Future changes to our organizational structure or our business, or changes in the way our CODM manages our business, may result in changes to our reportable segments.
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
     We have adopted the above guidance on revenue recognition in the first quarter of 2011, and had we adopted this guidance in the first quarter of 2010, we estimate that our 2010 total revenues would have increased by less than one percent.
     In January 2010, the FASB issued authoritative guidance for the accounting of fair value measurements and disclosures, which amends the disclosure requirements, related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Adoption of this new guidance required additional disclosures that did not have a material impact on our consolidated financial position, results of operations and cash flows.
2. Convertible Senior Notes
     On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”). The unsecured Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes are governed by the terms of an indenture agreement (the “Indenture”) dated December 7, 2010, which was previously filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2010.
     The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. We may in certain instances be required to pay additional interest if the Notes are not freely tradable by the holders thereof (other than our affiliates) beginning six months after the date of issuance and in connection with events of default relating to our failure to comply with our reporting obligations to the trustee and the SEC.
     Debt issuance costs were approximately $6.0 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the five year term of the Notes.
     The Notes are convertible at any time prior to the close of business on the third business day immediately preceding the maturity date at the holder’s option, into shares of our common stock at an initial conversion rate of 51.4536 shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $19.43 per share. The conversion rate is subject to adjustment for certain events that occur prior to maturity, such as a change in control transaction.
     We may not redeem the Notes prior to the maturity date. If a fundamental change (such as a change in control event or if our common stock ceases to be listed or quoted on any of the New York Stock Exchange, the Nasdaq Global Select Market or the Nasdaq Global Market or any of their respective successors) occurs prior to the maturity date, holders may require us to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
     The Indenture provides for customary events of default (subject in certain cases to grace and cure periods) including, without limitation, (i) the failure to pay amounts due under the Notes, (ii) the failure to deliver the shares of our common stock due upon conversion of any Note, (iii) our failure to comply with other agreements contained in the Indenture or in the Notes, (iv) payment defaults on, or acceleration of, other indebtedness, (v) the failure to pay certain judgments, and (vi) certain events of bankruptcy, insolvency or reorganization with respect to the Company. An event of default under the Indenture (other than an event of default related to certain events of bankruptcy, insolvency or reorganization) will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes to cause the acceleration of the Notes. An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company will automatically cause the acceleration of the Notes.
     As of December 31, 2010, the estimated fair value of our $200.0 million principal convertible senior notes approximated $222.0 million. The estimated fair value of the Notes was determined based on the market price of the Notes as of December 31, 2010.

3. Acquisitions
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
     We acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009 and Agilent Technologies, Inc.’s (“Agilent”) N2X Data Network Testing Product Line business (“N2X”) on October 30, 2009 and have included the results of these acquisitions in our consolidated results of operations since the acquisition dates.
     Catapult Communications Corporation
     The aggregate consideration totaled $106.6 million and consisted of (i) $104.6 million paid for the outstanding shares of common stock of Catapult and (ii) $2.0 million paid to holders of options to purchase Catapult common stock that were cancelled in connection with the acquisition and that had exercise prices lower than the per share purchase price. For the years ended December 31, 2010, 2009 and 2008, acquisition and other related costs related to the Catapult transaction, including integration activities, were $1.1 million, $4.0 million and $741,000, respectively. These acquisition related costs have been expensed as incurred, and have been included within the Acquisition and other related expenses line item on our consolidated statements of operations. The acquisition was funded from our existing cash and cash equivalents.
     The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the Catapult acquisition (in thousands):

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

     The identifiable intangible assets of $48.8 million consist of $26.7 million of acquired technology, $13.4 million of customer relationships, $6.1 million of service agreements, $1.0 million related to a non-compete agreement and $1.6 million of other identifiable intangible assets. These intangible assets are amortized using a straight-line method over their expected useful lives ranging from three to six years. The goodwill recorded in connection with this transaction is not deductible for income tax purposes.

     Agilent Technologies’ N2X Data Networks Product Line
     We completed our acquisition from Agilent Technologies, Inc. (“Agilent”) of its N2X Data Network Testing Product Line business (“N2X”) for $42.8 million in cash and the assumption of certain liabilities of N2X. The aggregate purchase price was funded from our existing cash and cash equivalents. In return for the consideration paid, we acquired certain assets and liabilities of N2X, including inventory, accounts receivables, fixed assets, accounts payable, customer relationships, certain intellectual property rights, and other assets. The assembled workforce of N2X was comprised of approximately 200 individuals engaged primarily in research and development and sales activities. As part of the transaction, we also entered into a Transition Services Agreement with Agilent whereby Agilent assisted in the operation of certain portions of N2X for the first several months of 2010 as we worked to transition the employees and operations to Ixia. For the year ended December 31, 2010 and 2009, acquisition and other related costs related to this transaction totaled $1.9 million and $2.2 million, respectively. These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition Related expenses line item on our consolidated statements of operations.
     The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the N2X acquisition (in thousands):

Accounts receivable	$6,130
Inventories	1,231
Property and equipment	1,439
Identifiable intangible assets	21,800
Goodwill	20,190

Total assets acquired	50,790
Accounts payable and accrued expenses	(2,757)
Deferred revenues	(5,223)

Net assets acquired	$42,810

     During the fourth quarter of 2010, we were reimbursed by Agilent for certain employee related liabilities in the amount of $737,000. As a result, the purchase price was reduced from $43.5 million to $42.8 million.
     The identifiable intangible assets of $21.8 million consist of $10.4 million of acquired technology, $10.0 million of customer relationships, $0.4 million related to a non-compete agreement and $1.0 million related to order backlog. These intangible assets are amortized using a straight-line method over their expected economic lives ranging from six months to six years. We currently estimate that approximately $8.2 million of the goodwill recorded in connection with this transaction will be tax deductible for income tax purposes.
     Pro Forma Results
     The following table summarizes the unaudited proforma total revenues and net loss of the combined entities had the acquisitions of Catapult and N2X occurred on January 1, 2009 (in thousands):

Year Ended
December 31, 2009
(Proforma)
Total revenues	$229,978
Net loss	(67,625)
     The combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among others items, amortization of identifiable intangible assets and reductions in revenues related to the estimated fair value adjustment to deferred revenues. The combined results do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or the future results of operations of the combined entities.

4. Restructuring Costs
     During the first quarter of 2010, our management approved, committed to and initiated a plan to restructure our operations in light of our acquisition of N2X (the “N2X Restructuring”). The N2X Restructuring included a net reduction in force of approximately 80 positions, which represented approximately 7% of our worldwide work force, including contractors, at the beginning of the first quarter of 2010. The restructuring was completed during the first quarter of 2010.
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
     Activity related to our restructuring plans is as follows (in thousands):

		N2X	Catapult	Ixia
	Total	Restructuring	Restructuring	Restructuring
Accrual at January 1, 2009	$—	$—	$—	$—
Charges	4,637	—	3,517	1,120
Payments	(3,662)	—	(2,584)	(1,078)
Non-cash items	(96)	—	(96)	—

Accrual at December 31, 2009	$879	$—	$837	$42

Charges	3,587	3,538	49	—
Payments	(4,466)	(3,538)	(886)	(42)

Accrual at December 31, 2010	$—	$—	$—	$—

5. Concentrations
     Credit Risk
     Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. We maintain our cash and cash equivalents with reputable financial institutions, and at times, cash balances may be in excess of FDIC insurance limits. We extend differing levels of credit to customers, typically do not require collateral, and maintain reserves for potential credit losses based upon the expected collectability of accounts receivable.
     Significant Customer
     For the years ended December 31, 2010, 2009 and 2008, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Year Ended December 31,
	2010	2009	2008
Amount of total revenues	$37,508	$27,792	$36,857
As a percentage of total revenues	13.5%	15.6%	21.0%

     As of December 31, 2010 and 2009, we had receivable balances from this customer approximating 6.5% and 14.2%, respectively, of total accounts receivable. As of December 31, 2010, we had a receivable balance from a second significant customer that approximated 14.6% of total accounts receivable, compared to approximately 14.2% of total accounts receivable as of December 31, 2009.
     International Data
     For the years ended December 31, 2010, 2009 and 2008, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Year Ended December 31,
	2010	2009	2008
Amount of total revenues	$136,032	$76,325	$63,045
As a percentage of total revenues	49.1%	42.9%	35.8%
     As of December 31, 2010 and 2009, our property and equipment were geographically located as follows (in thousands):

	As of December 31,
	2010	2009
United States	$11,235	$10,874
Romania	2,286	2,647
India	3,268	2,506
Other	5,956	2,666

	$22,745	$18,693

     Sources of Supply
     We outsource the manufacture, assembly and testing of printed circuit board assemblies, certain interface cards and certain chassis to a limited number of third party contract manufacturers and assembly companies. We cannot be certain that we will be able to effectively manage or retain our contract manufacturers, or that these contract manufacturers will continue to operate as going concerns or to meet our future requirements for timely delivery of products of sufficient quality and quantity. We and our contract manufacturers currently buy some key components of our products from a limited number of suppliers, which are manufactured by a limited number of companies. Although we believe that other contract manufacturers and suppliers could provide similar services and components on comparable terms, a change in one of our key contract manufacturers or suppliers could cause a delay in manufacturing, additional cost inefficiencies and a possible loss of sales, which could adversely affect our consolidated operating results.
6. Selected Balance Sheet Data
     Accounts Receivable, Net
     Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009
Trade accounts receivable	$68,911	$56,419
Allowance for doubtful accounts	(1,073)	(654)

	$67,838	$55,765

     Activity in the allowance for doubtful accounts during the years presented is as follows (in thousands):

	December 31,	December 31,	December 31,
	2010	2009	2008
Balance at beginning of year	$654	$764	$614
Charged to cost and expenses	519	372	300
Reversal of cost and expenses	—	—	—
Deductions	(100)	(482)	(150)

Balance at end of year	$1,073	$654	$764

     Investments in Marketable Securities
     Investments in marketable securities as of December 31, 2010 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale — short-term:
U.S. government and agency debt securities	$123,495	$123,619
Corporate debt securities	28,057	28,077

	151,552	151,696
Available-for-sale — long-term:
U.S. government and agency debt securities	55,572	55,584
Corporate debt securities	49,861	50,605
Auction rate securities	2,975	5,251

	108,408	111,440

	$259,960	$263,136

     Investments in marketable securities as of December 31, 2009 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale — short-term:
U.S. government and agency debt securities	$5,711	$5,713
Corporate debt securities	4,584	4,624

	10,295	10,337
Available-for-sale — long-term:
U.S. government and agency debt securities	34,534	34,673
Corporate debt securities	12,605	13,236
Auction rate securities	3,823	5,673

	50,962	53,582

	$61,257	$63,919

     During 2009 and 2008, we recorded an unrealized other-than-temporary impairment charge of $2.8 million (pre-tax) and $20.2 million (pre-tax), respectively, to earnings related to our auction rate securities and our investments in bonds issued by Lehman Brothers Holdings, Inc.
     During the first quarter of 2010, we entered into an $8.9 million favorable legal settlement with a former investment manager attributable to our auction rate securities that were substantially written down in 2009 and 2008. As part of the settlement, we retained the auction rate securities at issue, which had an aggregate par value of $19.0 million. During the fourth quarter of 2010, we sold certain of our auction rate securities that were previously written-off and received proceeds of approximately $1.0 million. The settlement and sales proceeds were recorded to the interest income and other, net line item within our consolidated statement of operations.

     As of December 31, 2010, we currently hold illiquid auction rate securities with an estimated fair value of $5.3 million ($6.5 million at par value or original cost). Based on the general lack of liquidity for our auction rate securities portfolio as of December 31, 2010, we continue to classify these investments as long-term on our consolidated balance sheet.
     Inventories
     Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009
Raw materials	$8,173	$3,674
Work in process	7,745	4,731
Finished goods	13,047	6,136

	$28,965	$14,541

     Property and Equipment, Net
     Property and equipment, net consisted of the following (dollars in thousands):

		December 31,	December 31,
	Useful Life	2010	2009
	(in years)
Computer equipment	3	$11,356	$10,178
Computer software	3-5	11,944	9,725
Demonstration equipment	2	17,437	13,382
Development equipment	5	19,756	16,872
Furniture and other equipment	5	17,196	16,751
Leasehold improvements	1-5	8,799	6,645

		86,488	73,553
Accumulated depreciation		(63,743)	(54,860)

		$22,745	$18,693

     Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009
Accrued bonuses	$9,928	$915
Accrued vacation	5,395	4,990
Accrued payroll	4,814	3,457
Accrued commissions	2,633	1,203
Accrued legal and professional fees	2,377	2,395
Accrued property and sales tax payable	1,174	734
Employee stock purchase plan payroll deductions	1,057	689
Deferred rent	985	412
Accrued royalties	794	727
Accrued warranty	697	501
Accrued travel	363	349
Due to third parties for technology and certain assets	150	949
Other	3,411	3,932

	$33,778	$21,253

7. Fair Value Measurements
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Financial assets carried at fair value as of December 31, 2010 and 2009 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2010				December 31, 2009
						Quoted
		Quoted Prices				Prices in
		in Active	Significant			Active	Significant
		Markets for	Other	Significant		Markets for	Other	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:(1)
Money market funds	$6,037	$6,037	$—	$—	$241	$241	$—	$—
U.S. Treasury, government and agency debt securities	30,419	—	30,419	—	—	—	—	—
Corporate debt securities	9,997	—	9,997	—	—	—	—	—
Short-term investments:(1)
U.S. Treasury, government and agency debt securities	123,619	—	123,619	—	5,713	—	5,713	—
Corporate debt securities	28,077	—	28,077	—	4,624	—	4,624	—
Long-term investments:
U.S. Treasury, government and agency debt securities	55,584	—	55,584	—	34,673	—	34,673	—
Corporate debt securities	50,605	—	50,605	—	13,236	—	13,236	—
Auction rate securities (2)	5,251	—	—	5,251	5,673	—	—	5,673

Total financial assets	$309,589	$6,037	$298,301	$5,251	$64,160	$241	$58,246	$5,673

(1)	To estimate the fair value of our money market funds, U.S. government and agency debt securities, and corporate debt securities, we use the estimated fair value per our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

(2)	Given the disruption in the auction process, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, among other items: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on, among other events: (i) a further deterioration in market conditions for these securities; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuer of the securities.
     The following table summarizes the activity for the years ended December 31, 2010 and 2009 for those financial assets (primarily our auction rate securities) where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Year Ended December 31,
	2010	2009
Beginning balance	$5,673	$3,211
Unrealized gain recorded in other comprehensive income	421	1,849
Unrealized loss recorded in earnings (See Note 6)	—	(2,761)
Settlements	(843)	(992)
Additions from Catapult acquisition (See Note 3)	—	4,366

Ending balance	$5,251	$5,673

Unrealized losses recorded in earnings for Level 3 assets still held at December 31	$—	$(2,761)

8. Goodwill and Other Intangible Assets
     The following table presents 2010 details of our total purchased intangible assets (in thousands):

	Weighted
	Average		Accumulated
	Useful Life	Gross	Amortization	Net
	(in years)
Goodwill		$59,384	$—	$59,384

Other intangible assets:
Technology	5.4	$71,492	$(43,883)	$27,609
Customer relationships	5.9	24,910	(6,843)	18,067
Service agreements	4.7	6,770	(2,456)	4,314
Non-compete	3.8	2,338	(1,359)	979
Trademark	4.7	1,576	(1,133)	443
Workforce	4.0	395	(395)	—
Other	0.7	4,424	(3,058)	1,366

		$111,905	$(59,127)	$52,778

     The following table presents 2009 details of our total purchased intangible assets (in thousands):

	Weighted
	Average		Accumulated
	Useful Life	Gross	Amortization	Net
	(in years)
Goodwill		$60,121	$—	$60,121

Other intangible assets:
Technology	5.4	$70,742	$(33,031)	$37,711
Customer relationships	5.9	24,910	(2,943)	21,967
Service agreements	4.7	6,770	(1,144)	5,626
Non-compete	3.8	2,338	(1,059)	1,279
Trademark	4.7	1,576	(783)	793
Workforce	4.0	395	(395)	—
Other	0.8	4,038	(2,282)	1,756

		$110,769	$(41,637)	$69,132

     The estimated future amortization expense of purchased intangible assets as of December 31, 2010 is as follows (in thousands):

2011	$14,731
2012	14,242
2013	13,620
2014	7,783
2015	2,171
Thereafter	231

$52,778

9. Income Taxes
     The components of income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S.	$2,518	$(33,246)	$(19,992)
Foreign	12,343	5,439	4,118

	$14,861	$(27,807)	$(15,874)

     Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$697	$(3,549)	$856
State	409	670	594
Foreign	2,613	1,692	1,025

Deferred:
Federal	211	17,112	(1,171)
State	38	558	(1,418)
Foreign	(315)	(87)	135

Income tax expense	$3,653	$16,396	$21

     The net effective income tax rate differed from the federal statutory income tax rate as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Federal statutory expense	$5,203	$(9,733)	$(5,556)
State taxes, net of federal benefit	291	(2,017)	(1,393)
Research and development credits	(1,356)	(1,292)	(813)
Stock-based compensation	936	633	543
Foreign tax rate differential	(2,022)	(298)	(282)
Acquisition related costs	—	702	—
Valuation allowance	328	28,078	7,942
Other	273	323	(420)

Income tax expense	$3,653	$16,396	$21

Net effective income tax rate	24.6%	(59.0)%	(0.1)%
     The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$274	$307
Research and development credit carryforward	13,679	10,732
Foreign tax credit carryforward	1,418	1,418
Deferred revenue	2,895	3,078
Stock-based compensation	6,949	8,635
Inventory adjustments	3,679	2,796
Net operating loss carryforward	5,557	6,035
Unrealized loss on investments	4,054	7,913
Accrued liabilities and other	3,314	2,986

	41,819	43,900
Valuation allowance	(37,694)	(36,150)

	4,125	7,750

Deferred tax liabilities:
Depreciation and amortization	(4,330)	(8,020)

Net deferred tax liabilities	$(205)	$(270)

     The realizability of deferred income tax assets is based on a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets.

     Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as, future projected taxable income along with other positive and negative evidence in assessing the realizability of our deferred tax assets.
     During 2010 and 2009, management evaluated the need for a full valuation allowance of $37.7 million and $36.2 million respectively, against our net U.S. deferred tax assets and concluded that a full valuation allowance against our net U.S. deferred tax assets was warranted due to, among other reasons, (i) the recently realized cumulative accounting losses sustained in the U.S., (ii) the taxable losses incurred in the U.S. in 2010 and 2009 and (iii) our uncertainty with respect to generating future U.S. taxable income in the near term given our recently completed U.S. projections and a number of inherent uncertainties such as the future level of U.S. tax deductions from our share-based awards.
     For the years ended December 31, 2010, 2009 and 2008, we recorded changes in our valuation allowance of $1.5 million, $28.1 million and $8.1 million, respectively.
     As of December 31, 2010, we have gross federal and state research and development credit carryforwards of approximately $9.3 million and $14.3 million, respectively. The federal carryovers begin to expire 2021, while the state carryovers have an indefinite carryover period.
     As of December 31, 2010, we have gross federal foreign tax credit carryforwards of approximately $1.4 million which begin to expire 2013.
     At December 31, 2010, we have gross federal and state net operating loss (“NOLs”) carryforwards of approximately $18.6 million and $24.6 million, respectively. The federal NOLs expire beginning 2022, and the state NOLs begin to expire 2012. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. We estimate that our annual limitation under Section 382 of the Internal Revenue Code is approximately $5.1 million.
     Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $56.8 million and $48.7 million at December 31, 2010 and December 31, 2009, respectively. Deferred income taxes on these earnings have not been provided as these amounts are considered to be permanently undistributed to the parent corporation.
     At December 31, 2010, we had gross unrecognized tax benefits of approximately $12.3 million. Of this total, approximately $5.3 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized. We classify liabilities for unrecognized tax benefits for which we do not anticipate payment or receipt of cash within one year in noncurrent other liabilities.
     We recognize interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2010, 2009, and 2008, we recognized approximately $43,000, $101,000, and $25,000, net of federal benefit, of interest within our statements of operations. We had accrued interest, net of federal benefit, of $1.4 million and $1.3 million at December 31, 2010 and December 31, 2009, respectively. We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. With few minor exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in material jurisdictions for the tax years ended prior to 2006.
     A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
Unrecognized Tax Benefits — beginning balance	$10,629	$4,320	$4,367
Acquired unrecognized tax benefits	—	5,655	—
Gross increases — Tax positions taken in prior period	243	6	18

	2010	2009	2008
Gross decreases — Tax positions taken in prior period	(70)	—	(13)
Gross increases — Tax positions taken in current period	1,868	878	617
Lapse of statute of limitations	(367)	(230)	(669)

Unrecognized Tax Benefits — ending balance	$12,303	$10,629	$4,320

     At December 31, 2010, we expect approximately $1.1 million in reductions to our recorded liability for unrecognized tax benefits to occur over the next 12 months.
10. Commitments and Contingencies
     We lease our facilities under noncancelable operating leases for varying periods through May 2015, excluding options to renew. The following are the future minimum commitments under these leases (in thousands):

Year Ending
December 31,
2011	$6,919
2012	6,210
2013	2,950
2014	458
2015	190
Thereafter	—

$16,727

     Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $8.4 million, $6.5 million and $6.1 million, respectively.
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
     Tucana Telecom NV vs. Catapult. On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 10.4 million Euros (approximately $13.8 million as of December 31, 2010) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of

Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana had appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. In a decision dated January 14, 2010, the Belgium Supreme Court set aside the decision of the Antwerp Court of Appeal and remanded the matter for trial to the Ghent Court of Appeal. Catapult’s Belgian counsel was informed by Tucana’s counsel on January 19, 2011 that Tucana has sent out for service a writ scheduling an introductory hearing before the Ghent Court of Appeals. Catapult’s counsel was informed that Tucana now asserts that it is entitled to additional compensation of approximately 2.7 million Euros (approximately $3.6 million as of December 31, 2010). Once Catapult is served and learns the proposed date for the introductory hearing, a briefing schedule will be established for the exchange of trial briefs.
     In June 2010, Catapult filed a complaint against Tucana in the Superior Court of the State of California, County of Los Angeles, seeking declaratory and injunctive relief and damages for breach of the distribution agreement. Catapult filed its First Amended Complaint on September 8, 2010 to address a statute of limitations issue raised by Tucana’s initial response. Catapult seeks a declaration that the distribution agreement is a valid and enforceable agreement, and that the distribution agreement’s mandatory forum selection and choice of law provisions are enforceable and require that the litigation of any dispute involving the agreement be brought in a court located in the County of Los Angeles. Catapult also seeks an order permanently enjoining Tucana from prosecuting any claims arising out of Tucana’s distribution relationship with Catapult in any judicial forum outside the County of Los Angeles. Catapult also seeks compensatory damages of not less than $200,000 for damages suffered by Catapult arising out of Tucana’s breach of the distribution agreement. Tucana filed a demurrer to the First Amended Complaint on October 12, 2010 seeking dismissal of the action based on the statute of limitations and the doctrine of laches. Catapult filed its opposition to the demurrer on November 23, 2010. The hearing on the demurrer has been scheduled by the Court for April 18, 2011. While awaiting the hearing on the demurrer, Catapult has begun discovery in the California proceeding by requesting Tucana to produce documents relevant to Tucana’s underlying claims. Tucana has not yet responded to that request.
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

11. Shareholders’ Equity
     Stock Award Plans
     Our Amended and Restated 1997 Equity and Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our eligible employees and consultants. The share-based awards may include incentive stock options (“ISO”), nonstatutory stock options, restricted stock units (“RSU”) or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% for ISOs granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death. The 1997 Plan terminated in May 2008 and as such, no shares are available for future grant. As of December 31, 2010, 2.1 million awards remained outstanding under the 1997 Plan.
     Our 2008 Equity Incentive Plan, as amended (the “2008 Plan”), provides for the issuance of share-based awards to our eligible employees, directors and consultants. The share-based awards may include ISOs, nonstatutory stock options, stock appreciation rights, restricted stock units (“RSU”) or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 2008 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% for ISOs granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 90 days after termination other than (i) for termination for cause for which the vested options are forfeited on the termination date or (ii) as a result of death or disability for which vested options may be exercised for up to 180 days after termination. The 2008 Plan will terminate in May 2018, unless terminated sooner by the Board of Directors. In May 2010, the 2008 Plan was amended to add our non-employee directors to the categories of persons to whom equity incentive awards may be granted under the 2008 Plan. As of December 31, 2010, we have reserved 11.6 million shares of our Common Stock for issuance under the 2008 Plan, 2.3 million shares of which were available for future grant as of such date.
     Our Amended and Restated Non-Employee Director Equity Incentive Plan (the “Director Plan”) provided for the issuance of share-based awards to our non-employee directors. The Director Plan terminated in September 2010. Upon the termination of the Director Plan, share-based awards will now be granted to our non-employee directors under the 2008 Plan.
     The following table summarizes stock option activity for the year ended December 31, 2010 (in thousands, except per share and contractual life data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (in years)	Value
Outstanding as of December 31, 2009	9,227	$7.98	3.74	$5,534
Granted	2,299	$9.01
Exercised	(3,243)	$7.61
Forfeited/canceled	(1,011)	$9.24

Outstanding as of December 31, 2010	7,272	$8.29	4.18	$61,772

Vested and expected to vest as of December 31, 2010	6,946	$8.30	4.08	$58,949

Exercisable as of December 31, 2010	3,532	$8.59	2.66	$28,973

     Excluding the effects of the incremental gross stock-based compensation related to the Stock Option Exchange Program in August of 2008 discussed below, the weighted average grant-date fair value of options granted for the years ended December 31, 2010, 2009 and 2008 was $3.19, $2.15 and $2.96 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $14.2 million, $1.4 million and $1.7 million, respectively. As of December 31, 2010, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.45 years.
     The following table summarizes RSU activity for the year ended December 31, 2010 (in thousands, except per share data):

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2009	2,084	$6.53
Awarded	605	$11.81
Released	(741)	$6.99
Forfeited/canceled	(173)	$6.91

Outstanding as of December 31, 2010	1,775	$8.10

     The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as of December 31, 2010 was 1.45 years.
     Employee Stock Purchase Plan
     The employee stock purchase plan (the “2000 Purchase Plan”) was adopted and approved in September 2000. The 2000 Purchase Plan became effective upon the closing of our initial public offering in October 2000 and was amended in May 2003 and in April 2006. The 2000 Purchase Plan permits eligible employees to purchase Common Stock, subject to limitations as set forth in the 2000 Purchase Plan, through payroll deductions which may not exceed the lesser of 15% of an employee’s compensation or $21,250 per annum. The 2000 Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November 1 of each year. During each 24-month offering period under the 2000 Purchase Plan, participants accumulate payroll deductions which on the last trading day of each six-month purchase period within the offering period are applied toward the purchase of shares of our Common Stock at a purchase price equal to 85% of the lower of (i) the fair market value of a share of our Common Stock as of the first trading day of the 24-month offering period and (ii) the fair market value of a share of Common Stock on the last trading day of the six-month purchase period. The 2000 Purchase Plan expired in September 2010. The last offering period under the 2000 Purchase Plan commenced on May 1, 2010 and will end on April 30, 2012. We had reserved a total of 4.5 million shares of Common Stock for issuance under the 2000 Purchase Plan, 568,000 shares of which are available for future issuance for the existing offering periods. For the years ended December 31, 2010 and 2009, 567,000 and 559,000 shares, respectively, were issued under the 2000 Purchase Plan.
     During the second quarter of 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”). The 2010 Purchase Plan replaced the Plan (i.e., no new 24-month offering periods will be offered under the 2000 Purchase Plan, although the open offering periods prior to the September 2010 expiration will continue until the applicable 24-month offering periods end). We have reserved a total of 500,000 shares of Common Stock for issuance under the 2010 Purchase Plan, together with the potential for an annual increase in the number of shares reserved under the 2010 Purchase Plan on May 1 of each year. The 2010 Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November

1 of each year. The first 24-month offering period under the 2010 Purchase Plan began on November 1, 2010 and is scheduled to end on October 31, 2012. The 2010 Purchase Plan will terminate in March 2020, unless it is earlier terminated by the Board of Directors.
     Stock-Based Compensation Expense
     We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected lives (in years)	3.6	3.6	4.0
Risk-free interest rates	1.6%	1.7%	2.4%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.1%	46.5%	48.2%
     The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2011 through 2014 related to unvested share-based awards as of December 31, 2010 was approximately $18.0 million.
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
     Accumulated Other Comprehensive Income
     The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income, net of income taxes (in thousands):

	December 31,
	2010	2009
Unrealized gains on marketable securities	$1,941	$1,627
Foreign currency translation gains	513	22

Total accumulated other comprehensive income	$2,454	$1,649

12. Retirement Plan
     We provide a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds. As determined annually by the Board of Directors, we may contribute matching funds of 50% of the employee contributions up to $2,500. These matching contributions vest based on the employee’s years of service with us. For the years ended December 31, 2010, 2009 and 2008, we expensed and made contributions to the Plan in the amount of approximately $820,000, $70,000 and $741,000, respectively. The matching of employee 401(k) contributions was suspended in January 2009 and reinstated in January 2010.
13. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Basic Presentation
Numerator for basic earnings (loss) per share:
Net income (loss)	$11,208	$(44,203)	$(15,895)
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	65,157	62,710	65,087

Basic (loss) earnings per share	$0.17	$(0.70)	$(0.24)

Diluted Presentation
Numerator for diluted earnings (loss) per share:
Net income (loss)	$11,208	$(44,203)	$(15,895)
Interest expense on convertible senior notes, net of tax	—	—	—

Net income (loss) used for diluted earnings (loss) per share	$11,208	$(44,203)	$(15,895)

Denominator for dilutive earnings (loss) per share:
Weighted average common shares outstanding	65,157	62,710	65,087
Effect of dilutive securities:
Stock options and other share-based awards	2,612	—	—
Convertible senior notes	—	—	—

Dilutive potential common shares	67,769	62,710	65,087

Diluted earnings (loss) per share	$0.17	$(0.70)	$(0.24)

     The diluted earnings per share computation for the year ended December 31, 2010 excludes (i) the weighted average number of shares underlying our outstanding convertible senior notes, of 676,000, as they are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share, and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 1.4 million shares, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing price per share of our common stock during 2010. The diluted earnings per share computations for the years ended December 31, 2009 and 2008, exclude employee stock options and other share-based awards to purchase or otherwise acquire 10.5 million and 7.0 million shares, respectively, which were anti-dilutive because of our net loss position.

14. Quarterly Financial Summary (Unaudited)

	Three Months Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2010(1)	2010	2010	2010(1)	2009	2009	2009	2009
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$77,780	$70,890	$66,104	$62,041	$56,091	$46,374	$38,405	$37,124
Total cost of revenues(2)	19,420	18,126	19,184	16,798	15,820	14,324	9,983	9,674
Gross profit	58,360	52,764	46,920	45,243	40,271	32,050	28,422	27,450
Income (loss) before income taxes	8,392	5,918	(986)	1,537	(6,470)	(9,388)	(5,906)	(6,043)
Net income (loss)(3)	5,826	4,874	(361)	869	(31,335)	(6,223)	(2,654)	(3,991)
Earnings (loss) per share:
Basic	$0.09	$0.07	$(0.01)	$0.01	$(0.50)	$(0.10)	$(0.04)	$(0.06)
Diluted	$0.08	$0.07	$(0.01)	$0.01	$(0.50)	$(0.10)	$(0.04)	$(0.06)

(1)	In the first and fourth quarters of 2010, we recorded $8.9 million and $1.0 million, respectively, to interest income and other, net related to (i) settlement proceeds received during the 2010 first quarter for claims asserted by us against our former investment manager for damages and losses relating to our previous investments in auction rate securities with an aggregate par value of $19.0 million, and (ii) proceeds received during the 2010 fourth quarter for the sale of certain of our auction rate securities that were previously written-off.

(2)	For the quarters ended December 31, 2010, September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009, March 31, 2009, total cost of revenues include charges related to amortization of intangible assets of $2.7 million, $2.4 million, $3.9 million, $3.8 million, $3.8 million, $3.0 million, $1.2 million and $1.2 million, respectively.

(3)	In the fourth quarter of 2009, our income tax expense includes a $27.6 million charge related primarily to the establishment of a valuation allowance against our net U.S. deferred tax assets.

EXHIBIT INDEX

Exhibit No.	Description

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002