Form 10-Q
period 2011-03-31
IXIA
filed 2011-05-06
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer   [   ]                                                                                                       Accelerated filer  [X]
Non-accelerated filer (Do not check if a smaller reporting company)                         [   ]   Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	68,703,175
(Class of Common Stock)	(Outstanding at April 26, 2011)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$73,286	$76,082
Short-term investments in marketable securities	175,766	151,696
Accounts receivable, net	65,849	67,838
Inventories	31,532	28,965
Prepaid expenses and other current assets	10,315	12,647
Total current assets	356,748	337,228

Investments in marketable securities	104,799	111,440
Property and equipment, net	23,938	22,745
Intangible assets, net	49,186	52,778
Goodwill	59,384	59,384
Other assets	6,082	6,308
Total assets	$600,137	$589,883

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,793	$9,924
Accrued expenses	28,204	33,778
Deferred revenues	36,835	37,505
Income taxes payable	—	1,648
Total current liabilities	72,832	82,855

Deferred revenues	8,411	9,170
Other liabilities	6,790	6,378
Convertible senior notes	200,000	200,000
Total liabilities	288,033	298,403

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at March 31, 2011 and December 31, 2010; 68,630 and 67,613 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	122,761	115,590
Additional paid-in capital	139,489	133,249
Retained earnings	47,296	40,187
Accumulated other comprehensive income	2,558	2,454
Total shareholders’ equity	312,104	291,480

Total liabilities and shareholders’ equity	$600,137	$589,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2011	2010

Revenues:
Products	$64,927	$50,669
Services	13,534	11,372
Total revenues	78,461	62,041

Costs and operating expenses:(1)
Cost of revenues - products	14,021	11,445
Cost of revenues - services	1,478	1,508
Research and development	18,519	18,639
Sales and marketing	22,918	19,161
General and administrative	8,398	8,867
Amortization of intangible assets	3,690	5,058
Acquisition and other related	—	1,123
Restructuring	—	3,490
Total costs and operating expenses	69,024	69,291

Income (loss) from operations	9,437	(7,250)
Interest income and other, net	538	8,787
Interest expense	(1,800)	—
Income before income taxes	8,175	1,537
Income tax expense	1,066	668
Net income	$7,109	$869

Earnings per share:
Basic	$0.10	$0.01
Diluted	$0.10	$0.01

Weighted average number of common and common equivalent shares outstanding:
Basic	68,121	63,496
Diluted	71,433	64,785

(1) Stock-based compensation included in:
Cost of revenues - products	$136	$123
Cost of revenues - services	51	46
Research and development	1,374	1,201
Sales and marketing	1,041	835
General and administrative	1,259	591

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$7,109	$869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,042	2,457
Amortization of intangible assets	3,690	5,058
Stock-based compensation	3,861	2,796
Deferred income taxes	286	—
Tax benefit (shortfall) from stock option transactions	2,379	(274)
Excess tax benefits from stock-based compensation	(1,900)	(92)
Changes in operating assets and liabilities:
Accounts receivable, net	1,989	(2,904)
Inventories	(2,567)	92
Prepaid expenses and other current assets	2,332	(3,022)
Other assets	226	(487)
Accounts payable	(2,131)	649
Accrued expenses	(5,574)	4,850
Deferred revenues	(1,429)	3,897
Income taxes payable and other liabilities	(1,648)	284

Net cash provided by operating activities	9,665	14,173

Cash flows from investing activities:
Purchases of property and equipment	(4,328)	(1,670)
Purchases of available-for-sale securities	(52,466)	(9,393)
Proceeds from available-for-sale securities	35,360	8,973
Purchases of other intangible assets	(98)	(79)
Payments in connection with acquisitions	—	(525)

Net cash used in investing activities	(21,532)	(2,694)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,171	3,308
Excess tax benefits from stock-based compensation	1,900	92

Net cash provided by financing activities	9,071	3,400

Net (decrease) increase in cash and cash equivalents	(2,796)	14,879
Cash and cash equivalents at beginning of period	76,082	15,061
Cash and cash equivalents at end of period	$73,286	$29,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Business

We were incorporated on May 27, 1997 as a California corporation.  Ixia is a leading supplier of converged network and application performance testing solutions for network equipment manufacturers, service providers, enterprises, and government agencies. We provide a comprehensive solution for testing converged IP/Ethernet services from the wireless edge to the Internet core.  Our test and simulation platforms use powerful and high performance technology to help customers design and validate a broad range of IP and 3G (third generation) /LTE (Long-Term Evolution) networking equipment.  Our hardware platforms use a common set of software application tools that enable our customers to create, generate and automate realistic, media-rich traffic to stress routers, switches and converged network appliances.  Our products analyze Ethernet networking equipment that operates at speeds of up to 100 Gigabits per second, as well as over 3G/LTE wireless networking equipment that carry data traffic over optical fiber, electrical cable and airwaves.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements as of  March 31, 2011 and for the three months ended March 31, 2011 and 2010, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2011 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2010 has been derived from our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Other than the adoption of authoritative guidance for the accounting of multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements issued by the Financial Accounting Standards Board (“FASB”) discussed below, there have been no significant changes in our accounting policies during the three months ended March 31, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December  31, 2010.

3.	Revenue

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for the accounting of multiple-deliverable revenue arrangements, which establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of each deliverable. The new guidance also eliminates the residual method of allocation for multiple-deliverable revenue arrangements that are outside the scope of software revenue recognition guidance.

In October 2009, the FASB also issued authoritative guidance for the accounting of certain revenue arrangements that include software elements, which changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality” of the tangible products, and excludes these products from the software revenue accounting guidance.

We adopted the new guidance on revenue recognition in the first quarter of 2011 on a prospective basis for applicable revenue arrangements originating or materially modified on or after January 1, 2011.  The impact of the adoption of the new revenue recognition guidance is to accelerate the timing of revenue recognition principally related to partial shipments of hardware products at the end of accounting periods, which may vary from period to period.  In periods prior to the adoption of the new guidance, the revenue related to partial shipments of our hardware products which were sold with software deliverables was deferred under the software revenue recognition guidance until the shipment or delivery of all items of a multiple element arrangement had occurred, other than the delivery of post contract customer support and maintenance (“PCS”).  PCS was deferred based on established vendor specific objective evidence (“VSOE”) of selling price.  As our revenues are generated from the sale of hardware and software products, and related services, a portion of our revenues will continue to be recognized under the software revenue recognition guidance (see below for additional information).  Had we recognized revenue in a manner consistent with our policies prior to January 1, 2011, our total revenues for the first quarter of 2011 would have been reduced by approximately two percent.

Revenue Recognition

Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our hardware products primarily relate to our traffic generation and analysis hardware platform consisting of a multi-slot chassis and interface cards.  Our hardware platform is enabled by our operating system software that is essential to the functionality of the hardware platform. Our software products consist of a comprehensive suite of technology-specific test applications.  Our software products are typically installed on and work with our hardware products to further enhance the core functionality of the overall test system, although some of our software products can be operated independently from our hardware products.

Our service revenues primarily consist of post contract customer support and maintenance (“PCS”) related to the initial period of service provided with the purchase of our software or software-related (i.e., our operating system software) products and separately purchased extended PCS contracts.  PCS on our software and software-related products includes unspecified when and if available software upgrades and customer technical support services.  Service revenues also include separately purchased extended hardware warranty support, implied PCS and hardware warranty support, training and other professional services.

As our test systems include hardware and software products, and the related services previously discussed, we recognize our revenue in accordance with authoritative guidance on both hardware and software revenue recognition.  Furthermore, in accordance with the amended revenue recognition guidance, our hardware platform and certain other products that include both tangible products and software elements that function together to deliver the tangible product’s essential functionality have been scoped out of software revenue recognition guidance, and therefore these products are accounted for as hardware products for revenue recognition purposes.

For our hardware and software products, and related services, we recognize revenue based on the following four criteria: (i) evidence of an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., risks and rewards of ownership have passed to the customer); (iii) the sales price is fixed or determinable; and (iv) collection is deemed probable.  Provided that the above criteria are met, revenue from hardware and software product sales is typically recognized upon shipment and service revenues are recognized as the services are provided or completed.  Our service revenues from our initial and separately purchased PCS contracts and from our extended hardware warranty arrangements are recognized on a straight-line basis over the applicable contractual periods.  Service revenues from our implied PCS and hardware warranty support arrangements, which account for the circumstances in which we provide PCS and hardware warranty support after the expiration of the customer’s contractual periods, are recognized ratably over the expected economic life of our products of four years.

Our test systems are generally fully functional at the time of shipment and do not require us to perform any significant production, modification, customization or installation after shipment.  If our arrangements include acceptance provisions based on customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period.  In addition, our arrangements generally do not include any provisions for cancellation, termination or refunds.

Multiple Element Arrangements and Allocation of Value

Our arrangements with our customers to provide our test systems typically include a combination of our hardware and software products, as well as the related PCS and extended warranty support of these products, and therefore are commonly referred to as multiple element arrangements.    When sales arrangements involve hardware and software multiple elements, we use a two-step process to allocate value to each element in the arrangement:

(1)
The total arrangement fee is allocated to the non-software deliverables (e.g., chassis, interface cards,  and PCS related to our operating system software that is essential to the functionality of our hardware platform) and the software deliverables as a group (e.g., application software and PCS) based on a relative selling price (“RSP”) method applied to all elements in the arrangement using the fair value hierarchy in the amended revenue recognition guidance as discussed below and;

(2)
The value assigned to the software group for the software deliverables is then allocated to each software element based on the relative fair values of those elements in accordance with software revenue recognition guidance. The fair value of an element must be based on vendor specific objective evidence (“VSOE”) of the selling price, which typically only exists for PCS as discussed below.

Under RSP method, the selling price to be used in the allocation of the total arrangement fee to each of the elements, or deliverables, is based on a selling price hierarchy, where the selling price for each element is based on (i) VSOE, if available; (ii) third-party evidence (“TPE”), if available and VSOE is not available; or (iii) the best estimate of selling price (“BESP”), if neither VSOE nor TPE are available.

We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon stated future renewal pricing included in the original arrangement, provided it is substantive.  Many of our products are sold as part of a multiple element arrangement and not sold separately, such as our software products, which always include an initial period (generally 90-day or 12-month periods) of free PCS.  Accordingly, we have not established VSOE for nearly all of our products. On a regular basis, we separately sell PCS and extended warranty support upon the expiration of the initial PCS and warranty periods included in an initial sales arrangement and have been able to establish VSOE for our PCS and extended warranty support services.

We generally are not able to determine TPE for our products or services because our products are not interchangeable with those of our competitors. Furthermore, we are unable to reliably determine competitive selling prices when the applicable competitive products are sold separately. As such, we use VSOE for our PCS and extended warranty support services and BESP for all other products and services when allocating the total consideration of multiple element arrangements to each of the deliverables under step one of the allocation process described above. We determine BESP for a product or service by considering multiple factors including, analyzing historical sales price data for standalone and bundled arrangements, published price lists, geographies and customer types.  Our estimate of BESP used in our allocation of arrangement consideration requires significant judgment and we review these estimated selling prices on a quarterly basis.

The allocation of value to each deliverable in a multiple element arrangement is completed at the inception of an arrangement, which is typically the receipt of a customer purchase order.  The allocated value of each non-software deliverable is then recognized as revenue when each element is delivered, provided all of the other revenue recognition criteria discussed above have been met.  For software deliverables, the total software group allocation (or total arrangement consideration for customer orders that include only software products and related services) is assigned to each deliverable based on VSOE in accordance with software revenue recognition guidance as described under step two of the allocation process above.  As we do not sell our software products without PCS, we are unable to establish VSOE for our software products, and therefore use the residual method under the software revenue recognition guidance to allocate the software group (or arrangement) value to each software deliverable. Under the residual method, the software group (or arrangement) value is allocated first to the undelivered elements, typically PCS, based on their VSOE, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met.  If VSOE cannot be established for an undelivered element within the software group (or arrangement), we defer the entire value allocated to the software group (or arrangement) until the earlier of (i) delivery of all elements (other than PCS, provided VSOE has been established) or (ii) establishment of VSOE of the undelivered element(s).  If the only undelivered element(s) relates to a service for which VSOE has not been established, the entire allocated value of the software group (or arrangement) is recognized as revenue over the longer of the service or PCS term.

Prior to the adoption of the amended revenue recognition guidance on January 1, 2011, our multiple element arrangements did not go through the two-step allocation process described above.  The total arrangement consideration was assigned to each deliverable, including hardware products, based on VSOE in accordance with software revenue recognition guidance as described above.  As a result, the substantial majority of our revenue was recognized under the residual method as VSOE was only established for PCS.  This resulted in the deferral of revenue at the balance sheet date for partial shipments of multiple element arrangements.  Under the amended revenue recognition guidance, we are able to allocate value to our hardware products, despite not having VSOE, and as a result are now typically able to recognize revenue for our hardware products when delivered, assuming all other revenue recognition criteria noted above have been met.

Sales to Distributors

We use distributors to complement our direct sales and marketing efforts in certain international markets. Due to the broad range of features and options available with our hardware and software products, distributors generally do not stock our products and typically place orders with us after receiving an order from an end customer. These distributors receive business terms of sale similar to those received by our other customers; and payment is not contingent on the distributor’s sell-through to and receipt of payment from its end customer.  As such, for sales to distributors, we recognize revenue when the risks and rewards of ownership have transferred to the distributor provided that the other revenue recognition criteria noted above have been met.

4.	Convertible Senior Notes

On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”).

As of March 31, 2011, the estimated fair value of our $200.0 million principal Notes, determined based on the market price of the Notes, was approximately $222.3 million.

5.	Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2011	2010

Raw materials	$10,585	$8,173
Work in process	6,770	7,745
Finished goods	14,177	13,047
	$31,532	$28,965

6.	Other Comprehensive Income

For the three months ended March 31, 2011 and 2010, comprehensive income was $7.2 million and $1.2 million, respectively.  In addition to net income in 2011 and 2010, the other components of comprehensive income, all net of tax, were changes in unrealized gain or loss on our investments and foreign currency translation adjustments.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three months ended
	March 31,
	2011	2010
Basic presentation:
Numerator for basic earnings per share:
Net income	$7,109	$869
Denominator for basic earnings per share:
Weighted average common shares outstanding	68,121	63,496

Basic earnings per share	$0.10	$0.01

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$7,109	$869
Interest expense on convertible senior notes, net of tax	—	—
Net income used for diluted earnings per share	$7,109	$869

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	68,121	63,496
Effect of dilutive securities:
Stock options and other share-based awards	3,312	1,289
Convertible senior notes	—	—
Dilutive potential common shares	71,433	64,785

Diluted earnings per share	$0.10	$0.01

The diluted earnings per share computation for the three months ended March 31, 2011 excludes (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares as they are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 648,000 shares, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing price per share of our common stock.

The diluted earnings per share computations for the three months ended March 31, 2010 exclude employee stock options and other share-based awards to purchase or otherwise acquire 6.1 million shares, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing price per share of our common stock.

8.	Concentrations

Significant Customer

For the three months ended March 31, 2011 and 2010, one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2011	2010

Amount of total revenues	$11,306	$12,016
As a percentage of total revenues	14.4%	19.4%

As of March 31, 2011 and December 31, 2010, we had receivable balances from this customer approximating 14.3% and 6.5%, respectively, of total accounts receivable.

International Data

For the three months ended March 31, 2011 and 2010, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Three months ended
	March 31,
	2011	2010

Amount of total revenues	$42,689	$33,438
As a percentage of total revenues	54.4%	53.9%

For the three months ended March 31, 2011 and 2010, total revenues from product shipments and services to Japan approximated $11.9 million, or 15.1% of total revenues, and $9.0 million, or 14.5% of total revenues.

As of March 31, 2011 and December 31, 2010, our property and equipment were geographically located as follows (in thousands):

	March 31,	December 31,
	2011	2010
United States	$11,341	$11,235
Romania	2,639	2,286
India	3,101	3,268
Other	6,857	5,956
	$23,938	$22,745

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

Financial assets carried at fair value as of March 31, 2011 and December 31, 2010 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2011				December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:(1)
Money market funds	$5,482	$5,482	$—	$—	$6,037	$6,037	$—	$—
U.S. Treasury, government and agency debt securities	17,997	—	17,997	—	30,419	—	30,419	—
Corporate debt securities	11,246	—	11,246	—	9,997	—	9,997	—
Short-term investments:(1)
U.S. Treasury, government and agency debt securities	144,759	—	144,759	—	123,619	—	123,619	—
Corporate debt securities	31,007	—	31,007	—	28,077	—	28,077	—
Long-term investments:
U.S. Treasury, government and agency debt securities (1)	40,115	—	40,115	—	55,584	—	55,584	—
Corporate debt securities (1)	59,964	—	59,964	—	50,605	—	50,605	—
Auction rate securities (2)	4,720	—	—	4,720	5,251	—	—	5,251
Total financial assets	$315,290	$5,482	$305,088	$4,720	$309,589	$6,037	$298,301	$5,251

(1)
To estimate the fair value of our money market funds, U.S. government and agency debt securities and corporate debt securities, we use the estimated fair value per our investment brokerage/custodial statements.  To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

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

The following table summarizes the activity for the three months ended March 31, 2011 and 2010 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2011	2010

Beginning balance	$5,251	$5,673
Unrealized gain recorded in other comprehensive income	146	261
Realized gain recorded in earnings	73	—
Settlements	(750)	(115)
Ending balance	$4,720	$5,819

There were no unrealized losses recorded in earnings for Level 3 assets still held at March 31, 2011.

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

Tucana Telecom NV vs. Catapult.  On May 22, 2007, the Antwerp Court of Appeals heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Ixia acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009. Tucana had sought damages of 10.4 million Euros (approximately $14.7 million as of March 31, 2011) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana.  On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana had appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. In a decision dated January 14, 2010, the Belgium Supreme Court set aside the decision of the Antwerp Court of Appeal and remanded the matter for trial to the Ghent Court of Appeals.  On March 11, 2011, Tucana served Catapult with a writ scheduling an introductory hearing before the Ghent Court of Appeals for June 22, 2011. Catapult’s counsel was informed that Tucana now asserts that it is entitled to additional compensation of approximately 2.7 million Euros (approximately $3.8 million as of March 31, 2011).  Catapult and Tucana are now attempting to establish a briefing schedule for the exchange of trial briefs.  Catapult has been informed that it is unlikely that a hearing on the merits in the Ghent Court of Appeals will take place earlier than June, 2013.

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

Catapult vs. Tucana Telecom NV.  In June 2010, Catapult filed a complaint against Tucana in the Superior Court of the State of California, County of Los Angeles, seeking declaratory and injunctive relief and damages for breach of the distribution agreement. Catapult filed its First Amended Complaint on September 8, 2010 to address a statute of limitations issue raised by Tucana’s initial response. Catapult seeks a declaration that the distribution agreement is a valid and enforceable agreement, and that the distribution agreement’s mandatory forum selection and choice of law provisions are enforceable and require that the litigation of any dispute involving the agreement be brought in a court located in the County of Los Angeles. Catapult also seeks an order permanently enjoining Tucana from prosecuting any claims arising out of Tucana’s distribution relationship with Catapult in any judicial forum outside the County of Los Angeles. Catapult also seeks compensatory damages of not less than $200,000 for damages suffered by Catapult arising out of Tucana’s breach of the distribution agreement. Tucana filed a demurrer to the First Amended Complaint on October 12, 2010 seeking dismissal of the action based on the statute of limitations and the doctrine of laches. Catapult filed its opposition to the demurrer on November 23, 2010.  The hearing on the demurrer was held on March 24, 2011.  The Superior Court overruled the demurrer in its entirety and ordered Tucana to answer the complaint in ten days.  On April 4, 2011, Tucana filed an answer to the complaint generally denying Catapult’s allegations and alleging certain affirmative defenses. Catapult has begun discovery in the California proceeding by requesting Tucana to produce documents relevant to Tucana’s underlying claims, and by scheduling depositions.  On April 29, 2011, Tucana served written discovery on Catapult.  A trial date in the California action has been set for October 4, 2011, and the parties have agreed to attend a private mediation on May 18, 2011 in Los Angeles.

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

ITEM 2               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011, or for any other future period.  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

BUSINESS OVERVIEW

We were incorporated on May 27, 1997 as a California corporation.  Ixia is a leading supplier of converged network and application performance testing solutions for network equipment manufacturers, service providers, enterprises, and government agencies. We provide a comprehensive solution for testing converged IP/Ethernet services from the wireless edge to the Internet core.  Our test and simulation platforms use powerful and high performance technology to help customers design and validate a broad range of IP and 3G (third generation) /LTE (Long-Term Evolution) networking equipment.  Our hardware platforms use a common set of software application tools that enable our customers to create, generate and automate realistic, media-rich traffic to stress routers, switches and converged network appliances.  Our products analyze Ethernet networking equipment that operates at speeds of up to 100 Gigabits per second, as well as over 3G/LTE wireless networking equipment that carry data traffic over optical fiber, electrical cable and airwaves.

Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our hardware products primarily relate to our traffic generation and analysis hardware platform consisting of a multi-slot chassis and interface cards.  Our hardware platform is enabled by our operating system software that is essential to the functionality of the hardware platform. Our software products consist of a comprehensive suite of technology-specific test applications.  Our software products are typically installed on and work with our hardware products to further enhance the core functionality of the overall test system, although some of our software products can be operated independently from our hardware products.

Our service revenues primarily consist of post contract customer support and maintenance (“PCS”) related to the initial period of service provided with the purchase of our software or software-related (i.e., our operating system software) products and separately purchased extended PCS contracts.  PCS on our software and software-related products includes unspecified when and if available software upgrades and customer technical support services.  Service revenues also include separately purchased extended hardware warranty support, implied PCS and hardware warranty support, training and other professional services.

Sales of our Ethernet interface cards, including our Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, continue to represent the majority of our total revenues, and we expect this trend to continue over the next twelve months.  Sales to our largest customer accounted for approximately $11.3 million, or 14.4%, and $12.0 million, or 19.4%, of our total revenues for the three months ended March 31, 2011 and 2010, respectively.  To date, we have generated the majority of our revenues from network equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, our revenues from sales to customer locations outside of the United States continued to grow, especially in Europe and the Asia Pacific region.  We generated revenues from product shipments and services to international locations of $42.7 million, or 54.4% of our total revenues, in the first three months of 2011 compared to $33.4 million, or 53.9% of our total revenues, in the first three months of 2010.  Our sales growth in the Asia Pacific region for the three months ended March 31, 2011 was led by seasonal strength in Japan, which generated revenue from product shipments and services of $11.9 million for the first three months of 2011 compared to $9.0 million for same period in 2010.  We intend to continue increasing our sales efforts internationally with specific focus on Europe and the Asia Pacific region.  Looking forward, we expect our international revenues to be approximately 50% of our total revenues on an annualized basis.

We adopted new revenue recognition guidance in the first quarter of 2011 on a prospective basis for applicable arrangements originating or materially modified on or after January 1, 2011.  Had we recognized revenue in a manner consistent with our policies prior to January 1, 2011, our total revenues for the first quarter of 2011 would have been reduced by approximately two percent.  For additional information with respect to revenue recognition, see Note 3 to the Consolidated Financial Statements included in this Form 10-Q.

Stock-Based Compensation. For the three months ended March 31, 2011 and 2010, stock-based compensation expense was $3.9 million and $2.8 million, respectively. Our stock-based compensation expense increased for the quarter ended March 31, 2011 as compared to the same period in 2010 due in part to (i) the increase in expenses associated with our employee stock purchase plan (due to an increase in participation as well as an increase in the weighted grant date fair values), and (ii) the increases in the price of our common stock and weighted grant date fair values of our share-based awards. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2011 through 2015 related to unvested share-based awards as of March 31, 2011 was approximately $22.3 million.  To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants.  We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs.  The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues.  Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel.  We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facility in Calabasas, California and/or in Penang, Malaysia.  Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers.  Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period.  Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $3.7 million and $5.1 million for the three months ended March 31, 2011 and 2010, respectively, which are included within our Amortization of Intangible Assets line item on our condensed consolidated statements of operations.

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

In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we expect to continue to experience pricing pressure on larger transactions and from larger customers primarily as a result of competition.

Operating Expenses.  Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses.  In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related and restructuring expenses discussed below, to increase modestly for the remainder of 2011 when compared to 2010 to achieve our sales growth goals and product initiatives.

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

Interest Expense consists of interest due to the holders of our 3.00% convertible senior notes issued in December 2010, as well as the amortization of the associated debt issuance costs.  See Note 4 to the Consolidated Financial Statements included in this Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets and marketable securities, stock-based compensation, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates with the exception of the revenue recognition policy mentioned in “Revenues” in the “Business Overview” section of Item 2 and as more fully discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q, have significantly changed since our Annual Report on 2010 Form 10-K. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2011	2010

Revenues:
Products	82.8%	81.7%
Services	17.2	18.3
Total revenues	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues - products	17.9	18.5
Cost of revenues - services	1.9	2.4
Research and development	23.6	30.0
Sales and marketing	29.2	30.9
General and administrative	10.7	14.3
Amortization of intangible assets	4.7	8.2
Acquisition and other related	—	1.8
Restructuring	—	5.6
Total costs and operating expenses	88.0	111.7

Income (loss) from operations	12.0	(11.7)
Interest income and other, net	0.7	14.2
Interest expense	(2.3)	—
Income before income taxes	10.4	2.5
Income tax expense	1.4	1.1
Net income	9.0%	1.4%

(1) Stock-based compensation included in:
Cost of revenues - products	0.2%	0.2%
Cost of revenues - services	0.1	0.1
Research and development	1.8	1.9
Sales and marketing	1.3	1.3
General and administrative	1.6	1.0

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues.  In the first quarter of 2011, total revenues increased 26.5% to $78.5 million from the $62.0 million recorded in the first quarter of 2010.  This increase in total revenues in the first quarter of 2011 as compared to the same period in 2010 was primarily due to a $12.3 million increase in shipments of our interface cards (primarily our 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards).

Cost of Revenues.  As a percentage of total revenues, our total cost of revenues decreased to 19.8% in the first quarter of 2011 from 20.9% in the first quarter of 2010. The decrease in our total cost of revenues as a percentage of total revenues is principally due to the leverage gained on certain fixed cost components within our cost of revenues (primarily for salaries and other expenses related to our manufacturing and supply operations, and technical support personnel), which remained relatively flat on a year-over-year basis compared to total revenues that increased by 26.5% in the first quarter of 2011 compared to the first quarter of 2010.

Research and Development Expenses.  In the first quarter of 2011, research and development expenses decreased to $18.5 million from $18.6 million in the first quarter of 2010. This decrease of $0.1 million was primarily due to lower compensation and related employee costs of $882,000, partially offset by higher outside services related costs, which included a one-time charge of $900,000 incurred in the first quarter of 2011 to terminate and settle a development contract.

Sales and Marketing Expenses.  In the first quarter of 2011, sales and marketing expenses increased 19.3% to $22.9 million from $19.2 million in the first quarter of 2010. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $1.9 million and higher depreciation expense of $454,000.  The increase in compensation and related employee costs was primarily due to higher sales commissions as revenue levels increased in the first quarter of 2011 over the same period in the prior year as well as the increase in the number of our sales personnel.

General and Administrative Expenses.  In the first quarter of 2011, general and administrative expenses decreased to $8.4 million from $8.9 million in the first quarter of 2010.  This decrease was primarily due to lower litigation related expenses of $866,000, partially offset by higher stock-based compensation expense of $668,000.

Amortization of Intangible Assets.  In the first quarter of 2011, amortization of intangible assets decreased to $3.7 million from $5.1 million in the first quarter of 2010. The decrease primarily related to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Expenses.There were no acquisition and other related expenses incurred in the first quarter of 2011. Acquisition and other related expenses for the first quarter of 2010 were $1.1 million and primarily consisted oflegal and accounting fees relating to our integration activities following our acquisitions of Catapult Communications Corporation (“Catapult”) on June 23, 2009 and of the N2X Data Network Testing Product line (“N2X”) of Agilent Technologies, Inc. on October 30, 2009.

Restructuring.  There were no restructuring expenses incurred in the first quarter of 2011. Restructuring expenses for the first quarter of 2010 were $3.5 million, and consisted primarily of employee severance costs related to the restructuring of our operations in light of our acquisition of N2X (“N2X Restructuring”).  The N2X Restructuring was initiated and completed during the first quarter of 2010 and included a net reduction in force of approximately 80 positions, which represented approximately 7% of our worldwide work force, including contractors, at the beginning of the first quarter of 2010.

Interest Income and Other, Net.  Interest income and other, net decreased to $538,000 in the first quarter of 2011 from the $8.8 million recorded in the first quarter of 2010. This decrease was primarily due to an $8.9 million favorable settlement with a former investment manager in the first quarter of 2010 related to our purchase in prior periods of certain investments in auction rate securities with an aggregate par value of $19.0 million that had been substantially written down.

Interest Expense. Interest expense in the first quarter of 2011 was $1.8 million, including the amortization of debt issuance costs, and related to convertible senior notes issued during December 2010.  There was no interest expense in the first quarter of 2010.

Income Tax. Income tax expense increased to $1.1 million, or an effective rate of 13.0%, in the first quarter of 2011 from $668,000, or an effective rate of 43.5%, recorded in the first quarter of 2010. The decrease in the effective tax rate was primarily due to the increase in profitability in foreign jurisdictions and the utilization of certain tax attributes.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise due to research and development credits and stock-based compensation expense that are not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future projected taxable income along with other objectively verifiable evidence.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with our cash balances generated primarily from operations and proceeds from our initial public offering, from our convertible debt offering and from stock option exercises.  Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, increased to $353.9 million as of March 31, 2011 from $339.2 million as of December 31, 2010 primarily due to the $9.7 million in net cash provided by our operating activities and $7.2 million of cash generated from the exercises of share-based awards.

The following table sets forth our summary cash flows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$9,665	$14,173
Net cash used in investing activities	(21,532)	(2,694)
Net cash provided by financing activities	9,071	3,400

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.7 million in the first three months of 2011 and $14.2 million in the same period of 2010.  This decline in cash flow generated from operations was primarily due to a $12.2 million decrease of net working capital changes in the first three months of 2011 over the first three months of 2010 (principally due to the payments of accrued liabilities, such as 2010 bonus payments).  The first quarter of 2010 also included $8.9 million of settlement proceeds with a former investment manager attributable to our purchase of certain investments in auction rate securities.  These decreases were partially offset by better overall operating results in the first three months of 2011 as compared to the first three months of 2010 driven by a 26.5% increase in sales and a slight decrease in operating costs and expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $21.5 million for the first three months of 2011 and $2.7 million in the same period of 2010.  Excluding marketable security purchases and proceeds, net cash used in investing activities was $4.4 million and $2.3 million for the first three months of 2011 and 2010, respectively, and consisted primarily of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the first three months of 2011 was $9.1 million and $3.4 million in the same period of 2010.  This increase in cash provided by financing activities was due to a $3.9 million increase in proceeds from the exercises of share-based awards for the three months of 2011 when compared to the first three months of 2010.

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

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section.  Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: changes in the global economy, competition, consistency of orders from significant customers, our success in developing and producing new products, market acceptance of our products, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain or impact the delivery of our products. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our other filings with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2010 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2010 other than as discussed in Note 9 “Fair Value Measurements” included in this Form 10-Q.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2011), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

Discussion of legal matters is incorporated by reference from Part  I, Item 1, Note 10, “Commitments and Contingencies,” included in this Form 10-Q , and should be considered an integral part of Part  II, Item 1, “Legal Proceedings.”

ITEM 1A.          Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in certain of our other filings with the Securities and Exchange Commission.  There have been no material changes to our risk factors previously disclosed in the 2010 Form 10-K.

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

ITEM 6.    Exhibits

10.1	Ixia 2011 Executive Officer Bonus Plan (1)
10.2	Amendment No. 2 Dated March 22, 2011 to the Ixia Officer Severance Plan (2)
31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K (File No. 000-31523), as filed with the Commission on March 22, 2011.

(2)	Incorporated by reference to Exhibit 10.2 to Ixia’s Current Report on Form 8-K (File No. 000-31523), as filed with the Commission on March 22, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	May 6, 2011	By:	/s/ Atul Bhatnagar
Atul Bhatnagar President and Chief Executive Officer

Date:	May 6, 2011	By:	/s/ Thomas B. Miller
Thomas B. Miller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002