Form 10-Q
period 2011-06-30
IXIA
filed 2011-08-05
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2011

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
Non-accelerated filer (Do not check if a smaller reporting company)  [   ]                                             Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	69,527,494
(Class of Common Stock)	(Outstanding at July 27, 2011)

IXIA

PART I.            FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$52,582	$76,082
Short-term investments in marketable securities	179,047	151,696
Accounts receivable, net	65,271	67,838
Inventories	29,332	28,965
Prepaid expenses and other current assets	13,789	12,647
Total current assets	340,021	337,228

Investments in marketable securities	136,956	111,440
Property and equipment, net	23,751	22,745
Intangible assets, net	45,461	52,778
Goodwill	59,384	59,384
Other assets	6,579	6,308
Total assets	$612,152	$589,883

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,900	$9,924
Accrued expenses	25,345	33,778
Deferred revenues	40,859	37,505
Income taxes payable	—	1,648
Total current liabilities	73,104	82,855

Deferred revenues	9,048	9,170
Other liabilities	6,574	6,378
Convertible senior notes	200,000	200,000
Total liabilities	288,726	298,403

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at June 30, 2011 and December 31, 2010; 69,496 and 67,613 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	128,904	115,590
Additional paid-in capital	144,038	133,249
Retained earnings	47,750	40,187
Accumulated other comprehensive income	2,734	2,454
Total shareholders’ equity	323,426	291,480

Total liabilities and shareholders’ equity	$612,152	$589,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Products	$54,992	$54,925	$119,919	$105,594
Services	13,981	11,179	27,515	22,551
Total revenues	68,973	66,104	147,434	128,145

Costs and operating expenses:(1)
Cost of revenues – products	13,014	13,773	27,035	25,218
Cost of revenues – services	1,631	1,518	3,109	3,026
Research and development	18,545	17,882	37,064	36,521
Sales and marketing	21,210	19,160	44,128	38,321
General and administrative	8,074	8,357	16,472	17,224
Amortization of intangible assets	3,789	5,086	7,479	10,144
Acquisition and other related	474	1,556	474	2,679
Restructuring	—	67	—	3,557
Total costs and operating expenses	66,737	67,399	135,761	136,690

Income (loss) from operations	2,236	(1,295)	11,673	(8,545)
Interest income and other, net	253	309	791	9,096
Interest expense	(1,800)	—	(3,600)	—
Income (loss) before income taxes	689	(986)	8,864	551
Income tax expense (benefit)	235	(625)	1,301	43
Net income (loss)	$454	$(361)	$7,563	$508

Earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.11	$0.01
Diluted	$0.01	$(0.01)	$0.11	$0.01

Weighted average number of common and common equivalent shares outstanding:
Basic	69,156	64,603	68,643	64,052
Diluted	71,885	64,603	71,628	65,628

(1) Stock-based compensation included in:
Cost of revenues - products	$112	$133	$248	$256
Cost of revenues - services	43	50	94	96
Research and development	1,082	1,356	2,456	2,557
Sales and marketing	826	896	1,867	1,731
General and administrative	1,183	961	2,442	1,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income	$7,563	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,277	5,501
Amortization of intangible assets	7,479	10,144
Stock-based compensation	7,107	6,192
Deferred income taxes	(405)	—
Tax benefit (shortfall) from stock option transactions	3,682	(367)
Excess tax benefits from stock-based compensation	(2,715)	(410)
Changes in operating assets and liabilities:
Accounts receivable, net	2,567	(11,856)
Inventories	(367)	(3,203)
Prepaid expenses and other current assets	(1,142)	1,011
Other assets	289	534
Accounts payable	(2,774)	5,608
Accrued expenses	(8,433)	5,508
Deferred revenues	3,232	3,507
Income taxes payable and other liabilities	(1,769)	(794)

Net cash provided by operating activities	20,591	21,883

Cash flows from investing activities:
Purchases of property and equipment	(7,256)	(6,543)
Purchases of available-for-sale securities	(197,635)	(41,582)
Proceeds from available-for-sale securities	145,183	30,763
Purchases of other intangible assets	(162)	(192)
Payments in connection with acquisitions	(250)	(525)

Net cash used in investing activities	(60,120)	(18,079)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	13,314	8,971
Excess tax benefits from stock-based compensation	2,715	410

Net cash provided by financing activities	16,029	9,381

Net (decrease) increase in cash and cash equivalents	(23,500)	13,185
Cash and cash equivalents at beginning of period	76,082	15,061
Cash and cash equivalents at end of period	$52,582	$28,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.            Business

We were incorporated on May 27, 1997 as a California corporation.  Ixia is a leading supplier of converged network and application performance testing solutions for network equipment manufacturers, service providers, enterprises, and government agencies. We provide a comprehensive solution for testing converged IP/Ethernet services from the wireless edge to the Internet core.  Our test and simulation platforms use powerful and high performance technology to help customers design and validate a broad range of wired, Wi-Fi and 3G (third generation) / LTE (Long-Term Evolution) networking equipment and networks.  Our hardware platforms use a common set of software application tools that enable our customers to create, generate and automate realistic, media-rich application traffic to stress routers, switches and converged network appliances.

2.            Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2011 or any other future period.

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

Other than the adoption of authoritative guidance for the accounting of multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements issued by the Financial Accounting Standards Board (“FASB”) during the first quarter of 2011 discussed below in Note 4, there have been no significant changes in our accounting policies during the three and six months ended June 30, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December  31, 2010.

3.            Acquisitions

On July 18, 2011, we completed our acquisition of all of the outstanding stock of VeriWave, Inc. (“VeriWave”).  The aggregate cash consideration totaled approximately $16 million, and was funded from our existing cash and cash equivalents. VeriWave’s test solutions validate wireless networks, devices, and applications by benchmarking and measuring speed, quality, interoperability, compliance, and other pivotal aspects of mobile performance.  With this acquisition, we will be able to broaden our product portfolio, expand our addressable market and enhance our ability to provide our customers with a complete end-to-end network testing solution.  In addition, we expect to leverage VeriWave’s existing sales channels and experienced product development resources, and to realize certain operational and cost synergies.  We believe that these factors, among others, will contribute to a purchase price in excess of the estimated fair value of the net identifiable assets acquired, and as a result, we expect to record goodwill in connection with this transaction.

For the three and six months ended June 30, 2011, acquisition costs related to the VeriWave transaction were $474,000.  These acquisition costs have been expensed as incurred, and have been included within the Acquisition and other related expenses line item on our consolidated statements of operations included in this Form 10-Q.

   We are currently in the process of estimating the fair values of the assets acquired (including the determination of the useful lives of the acquired intangible assets) and liabilities assumed at the date of acquisition in order to complete our allocation of the purchase price.  We expect that the goodwill that we will record in connection with this transaction will not be deductible for income tax purposes.

4.            Revenue

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

We adopted the new guidance on revenue recognition in the first quarter of 2011 on a prospective basis for applicable revenue arrangements originating or materially modified on or after January 1, 2011.  The impact of the adoption of the new revenue recognition guidance is to accelerate the timing of revenue recognition principally related to partial shipments of hardware products at the end of accounting periods, which impact may vary from period to period.  In periods prior to the adoption of the new guidance, the revenue related to partial shipments of our hardware products which were sold with software deliverables was deferred under the software revenue recognition guidance until the shipment or delivery of all items of a multiple element arrangement had occurred, other than the delivery of post contract customer support and maintenance (“PCS”).  PCS was deferred based on established vendor specific objective evidence (“VSOE”) of selling price.  As our revenues are generated from the sale of hardware and software products, and related services, a portion of our revenues will continue to be recognized under the software revenue recognition guidance (see below for additional information). Had we recognized revenue in a manner consistent with our policies prior to January 1, 2011, our total revenues for the three and six months ended June 30, 2011 would have been reduced by approximately 2% in each period.

Revenue Recognition

Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products. Our hardware products primarily relate to our traffic generation and analysis hardware platform consisting of a multi-slot chassis and interface cards.  Our primary hardware platform is enabled by our operating system software that is essential to the functionality of the hardware platform. Our software products consist of a comprehensive suite of technology-specific test applications.  Our software products are typically installed on and work with our hardware products to further enhance the core functionality of the overall test system, although some of our software products can be operated independently from our hardware products.

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

For our hardware and software products, and related services, we recognize revenue based on the following four criteria: whether (i) evidence of an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., risks and rewards of ownership have passed to the customer); (iii) the sales price is fixed or determinable; and (iv) collection is deemed probable.  Provided that the above criteria are met, revenue from hardware and software product sales is typically recognized upon shipment and service revenues are recognized as the services are provided or completed.  Our service revenues from our initial and separately purchased PCS contracts and from our extended hardware warranty arrangements are recognized on a straight-line basis over the applicable contractual periods.  Service revenues from our implied PCS and hardware warranty support arrangements, which account for the circumstances in which we provide PCS and hardware warranty support after the expiration of the customer’s contractual periods, are recognized ratably over the expected economic life of our products of four years.

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

Multiple Element Arrangements and Allocation of Value

Our arrangements with our customers to provide our test systems typically include a combination of our hardware and software products, as well as the related PCS and extended warranty support of these products, and therefore are commonly referred to as multiple element arrangements.    When sales arrangements involve hardware and software elements, we use a two-step process to allocate value to each element in the arrangement:

(1)
The total arrangement fee is allocated to the non-software deliverables (e.g., chassis, interface cards,  and PCS related to our operating system software that is essential to the functionality of our hardware platform) and the software deliverables as a group (e.g., application software and PCS) based on a relative selling price (“RSP”) method applied to all elements in the arrangement using the fair value hierarchy in the amended revenue recognition guidance as discussed below, and

(2)
The value assigned to the software group for the software deliverables is then allocated to each software element based on the relative fair values of those elements in accordance with software revenue recognition guidance. The fair value of an element must be based on vendor specific objective evidence (“VSOE”) of the selling price, which typically only exists for PCS as discussed below.

Under the RSP method, the selling price to be used in the allocation of the total arrangement fee to each of the elements, or deliverables, is based on a selling price hierarchy, where the selling price for each element is based on (i) VSOE, if available; (ii) third-party evidence (“TPE”), if available and VSOE is not available; or (iii) the best estimate of selling price (“BESP”), if neither VSOE nor TPE are available.

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

The allocation of value to each deliverable in a multiple element arrangement is completed at the inception of an arrangement, which is typically the receipt of a customer purchase order.  The allocated value of each non-software deliverable is then recognized as revenue when each element is delivered, provided all of the other revenue recognition criteria discussed above have been met.  For software deliverables, the total software group allocation (or total arrangement consideration for customer orders that include only software products and related services) is assigned to each deliverable based on VSOE in accordance with software revenue recognition guidance as described under step two of the allocation process above.  As we do not sell our software products without PCS, we are unable to establish VSOE for our software products, and therefore use the residual method under the software revenue recognition guidance to allocate the software group (or arrangement) value to each software deliverable. Under the residual method, the software group (or arrangement) value is allocated first to the undelivered elements, typically PCS based on VSOE, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met.  If VSOE cannot be established for an undelivered element within the software group (or arrangement), we defer the entire value allocated to the software group (or arrangement) until the earlier of (i) delivery of all elements (other than PCS, provided VSOE has been established) or (ii) establishment of VSOE of the undelivered element(s).  If the only undelivered element(s) relates to a service for which VSOE has not been established, the entire allocated value of the software group (or arrangement) is recognized as revenue over the longer of the service or PCS term.

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

5.            Convertible Senior Notes

On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”). The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During the second quarter of 2011, we made interest payments of $3.1 million.

As of June 30, 2011, the estimated fair value of our $200.0 million principal Notes, determined based on the market price of the Notes, was approximately $202.3 million.

6.            Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2011	2010

Raw materials	$4,524	$8,173
Work in process	8,287	7,745
Finished goods	16,521	13,047
	$29,332	$28,965

7.            Shareholders’ Equity

Other Comprehensive Income (loss)

For the three month periods ended June 30, 2011 and 2010, comprehensive income (loss) was $630,000 and $(552,000), respectively. Comprehensive income for the six month periods ended June 30, 2011 and 2010, was $7.8 million and $616,000, respectively.  In addition to net income in 2011 and 2010, the other components of comprehensive income, all net of tax, were changes in unrealized gain or loss on our investments and foreign currency translation adjustments.

Stock Award Plans

During the second quarter of 2011, our shareholders approved the Second Amendment to our Amended and Restated 2008 Equity Incentive Plan (“the Plan”), which resulted in the following:

●
Increase in Share Reserve. Increase of the total number of shares of our Common Stock available for future grants by 7.7 million shares to a total of 19.2 million shares of our Common Stock reserved as of June 30, 2011, of which 8.9 million shares were available for future grant as of such date.

●
Introduction of Fungible Share Reserve. The share reserve under the Plan became a “fungible share reserve” so that, with respect to grants made after December 31, 2010, the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) two shares for every one share subject to a restricted stock unit or restricted stock award granted under the Plan.  Similarly, each share that is credited back to the Plan (e.g., upon expiration of an unexercised option or forfeiture of an unvested restricted stock unit) after December 31, 2010 increases the share reserve by one share if the share had been the subject of an option or share appreciation right and by two shares if the share had been subject to a restricted stock unit or restricted stock award (i.e., a “full value” award).

●
Acquisitions and Combinations. In connection with acquisitions and combinations by us, we could grant under the Plan awards in substitution or exchange for awards or rights to future awards previously granted by the acquired or combined company without reducing the shares available under the Plan.  Any shares subject to but not issued under any such substitute awards would not become available for other awards granted under the Plan.  Also, in the event that a company acquired by us or with which we combine, has a pre-existing plan approved by its shareholders that was not adopted in contemplation of the acquisition or combination, available shares under that plan may be used for Plan awards without reducing the shares available under the Plan. Any such awards may only be made to persons who were not eligible to receive awards under the Plan prior to the acquisition or combination and may not be made after the date that awards could have been made under the terms of the pre-existing plan.

8.            Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic presentation:
Numerator for basic earnings (loss) per share:
Net income (loss)	$454	$(361)	$7,563	$508
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	69,156	64,603	68,643	64,052

Basic earnings (loss) per share	$0.01	$(0.01)	$0.11	$0.01

Diluted presentation:
Numerator for diluted earnings (loss) per share:
Net income (loss)	$454	$(361)	$7,563	$508
Interest expense on convertible senior notes, net of tax	—	—	—	—
Net income (loss) used for diluted earnings per share	$454	$(361)	$7,563	$508

Denominator for dilutive earnings (loss) per share:
Weighted average common shares outstanding	69,156	64,603	68,643	64,052
Effect of dilutive securities:
Stock options and other share-based awards	2,729	—	2,985	1,576
Convertible senior notes	—	—	—	—
Dilutive potential common shares	71,885	64,603	71,628	65,628

Diluted earnings (loss) per share	$0.01	$(0.01)	$0.11	$0.01

The diluted earnings per share computation for the three and six months ended June 30, 2011 excludes (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 1.1 million shares and 877,000 shares, respectively which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock.

Due to our net loss position for the three months ended June 30, 2010, the diluted earnings per share computations exclude weighted employee stock options and other share-based awards of 11.9 million, which were anti-dilutive. The diluted earnings per share computation for the six months ended June 30, 2010 excludes weighted employee stock options and other share-based awards of 3.4 million shares as the inclusion of these shares in the calculation would have been anti-dilutive because, in general, the exercise price of these awards exceeded the average closing price per share of our common stock.

9.            Concentrations

Significant Customer

For the three and six months ended June 30, 2011 and 2010, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Amount of total revenues	$10,443	$9,437	$21,749	$21,453
As a percentage of total revenues	15.1%	14.3%	14.8%	16.7%

As of June 30, 2011 and December 31, 2010, we had receivable balances from this customer approximating 12.1% and 6.5%, respectively, of total accounts receivable.

As of June 30, 2011 and December 31, 2010, we had a receivable balance from a second significant customer that approximated 7.4% and 14.6%, respectively, of total accounts receivable.

International Data

For the three and six months ended June 30, 2011 and 2010, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Amount of total international revenues	$33,779	$26,403	$76,468	$59,841
As a percentage of total revenues	49.0%	39.9%	51.9%	46.7%

As of June 30, 2011 and December 31, 2010, our property and equipment were geographically located as follows (in thousands):

	June 30,	December 31,
	2011	2010
United States	$11,356	$11,235
India	3,078	2,286
Romania	2,762	3,268
Other	6,555	5,956
	$23,751	$22,745

10.         Fair Value Measurements

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

Financial assets carried at fair value as of June 30, 2011 and December 31, 2010 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2011				December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:(1)
Money market funds	$921	$921	$—	$—	$6,037	$6,037	$—	$—
U.S. Treasury, government and agency debt securities	—	—	—	—	30,419	—	30,419	—
Corporate debt securities	4,998	—	4,998	—	9,997	—	9,997	—
Short-term investments:(1)
U.S. Treasury, government and agency debt securities	143,736	—	143,736	—	123,619	—	123,619	—
Corporate debt securities	35,311	—	35,311	—	28,077	—	28,077	—
Long-term investments:
U.S. Treasury, government and agency debt securities (1)	60,803	—	60,803	—	55,584	—	55,584	—
Corporate debt securities (1)	71,507	—	71,507	—	50,605	—	50,605	—
Auction rate securities (2)	4,646	—	—	4,646	5,251	—	—	5,251
Total financial assets	$321,922	$921	$316,355	$4,646	$309,589	$6,037	$298,301	$5,251
____________________________
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

There were no transfers of assets between levels within the fair value hierarchy for the six-month period ended June 30, 2011.

The following table summarizes the activity for the three and six months ended June 30, 2011 and 2010 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Beginning balance	$4,720	$5,819	$5,251	$5,673
Unrealized (loss) gain recorded in other comprehensive income	(74)	(353)	72	(92)
Realized gain recorded in earnings	—	—	73	—
Settlements	—	(279)	(750)	(394)
Ending balance	$4,646	$5,187	$4,646	$5,187

There were no unrealized losses recorded in earnings for Level 3 assets still held at June 30, 2011.

11.           Commitments and Contingencies

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

In January 2009, Ixia filed an answer and counterclaim to IneoQuest’s complaint denying IneoQuest’s claims and raising several affirmative defenses. Ixia has also asserted a counterclaim against IneoQuest seeking declaratory relief that Ixia has not infringed the IneoQuest patent and that such patent is invalid.  In April 2009, Ixia filed an amended answer and counterclaim to IneoQuest’s complaint in which Ixia asserted that IneoQuest has infringed four patents owned by Ixia. The parties commenced discovery in this matter in the 2009 second quarter. The parties filed a Joint Claim Construction brief on November 30, 2009.  On July 27, 2010, the Court issued a claim construction ruling relating to certain terms within the claims of IneoQuest’s patent and ordered the parties to further brief claim construction issues related to Ixia’s four asserted patents.  Fact discovery is set to conclude 90 days after the issuance of the claim construction ruling related to Ixia’s four asserted patents.  Expert discovery is set to conclude 150 days after the issuance of the claim construction ruling. A trial date has not yet been set. Although the Company cannot predict the outcome of this matter, Ixia believes that it has strong defenses to IneoQuest’s claims and is defending the action vigorously.

Tucana Telecom NV vs. Catapult.  On May 22, 2007, the Antwerp Court of Appeals heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult.  Ixia acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009.  Tucana had sought damages of 10.4 million Euros (approximately $15.0 million as of June 30, 2011) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana had appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court.  In a decision dated January 14, 2010, the Belgium Supreme Court set aside the decision of the Antwerp Court of Appeal and remanded the matter for trial to the Ghent Court of Appeals. On March 11, 2011, Tucana served Catapult with a writ scheduling an introductory hearing before the Ghent Court of Appeals for June 22, 2011. Catapult’s counsel was informed that Tucana now asserts that it is entitled to total damages in the amount of approximately 9.5 million Euros (approximately $13.7 million as of June 30, 2011) plus interest.  At the introductory hearing on June 22, 2011, the Court set a summary hearing for October 12, 2011 to consider (i) whether  the issue of the Court’s jurisdiction can be examined separately from and prior to the merits of the case; and (ii) if yes, whether the Court has jurisdiction following the remand from the Supreme Court.  Catapult has been informed that it is unlikely that a hearing on the merits in the Ghent Court of Appeals, if any, will take place earlier than November 2013.

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

Catapult vs. Tucana Telecom NV.  In June 2010, Catapult filed a complaint against Tucana in the Superior Court of the State of California, County of Los Angeles, seeking declaratory and injunctive relief and damages for breach of the distribution agreement.  Catapult filed its First Amended Complaint on September 8, 2010 to address a statute of limitations issue raised by Tucana’s initial response. Catapult seeks a declaration that the distribution agreement is a valid and enforceable agreement, and that the distribution agreement’s mandatory forum selection and choice of law provisions are enforceable and require that the litigation of any dispute involving the agreement be brought in a court located in the County of Los Angeles. Catapult also seeks an order permanently enjoining Tucana from prosecuting any claims arising out of Tucana’s distribution relationship with Catapult in any judicial forum outside the County of Los Angeles. Catapult also seeks compensatory damages of not less than $200,000 for damages suffered by Catapult arising out of Tucana’s breach of the distribution agreement. Tucana filed a demurrer to the First Amended Complaint on October 12, 2010 seeking dismissal of the action based on the statute of limitations and the doctrine of laches. Catapult filed its opposition to the demurrer on November 23, 2010.  The hearing on the demurrer was held on March 24, 2011. The Superior Court overruled the demurrer in its entirety and ordered Tucana to answer the complaint in ten days. On April 4, 2011, Tucana filed an answer to the complaint generally denying Catapult’s allegations and alleging certain affirmative defenses. The parties are now actively engaged in discovery.  A trial date in the California action has been set for October 4, 2011. The parties attended a private mediation on May 18, 2011 in Los Angeles which did not resolve the case. Tucana has filed a motion for summary judgment seeking dismissal of the entire action, a motion which Catapult intends to vigorously oppose.  Catapult’s opposition is due on August 14, 2011, and the hearing on that motion is currently scheduled for August 24, 2011.

We are not aware of any pending legal proceedings other than the matters mentioned above that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial position.  We may in the future be party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party trademarks or other intellectual property rights.  Such claims, even if without merit, could result in the expenditure of significant financial and managerial resources.

12.          Recent Accounting Pronouncements

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  We expect to adopt this new guidance on January 1, 2012.  The adoption of this guidance will not have any impact on our financial position or results of operations.

ITEM 2                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011, or for any other future period.  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

OVERVIEW

We were incorporated on May 27, 1997 as a California corporation.  Ixia is a leading supplier of converged network and application performance testing solutions for network equipment manufacturers, service providers, enterprises, and government agencies. We provide a comprehensive solution for testing converged IP/Ethernet services from the wireless edge to the Internet core.  Our test and simulation platforms use powerful and high performance technology to help customers design and validate a broad range of wired, Wi-Fi and 3G (third generation) / LTE (Long-Term Evolution) networking equipment and networks.  Our hardware platforms use a common set of software application tools that enable our customers to create, generate and automate realistic, media-rich application traffic to stress routers, switches and converged network appliances.

Acquisition of VeriWave, Inc. On July 18, 2011, we completed our acquisition of all of the outstanding stock of VeriWave, Inc. (“VeriWave”).  The aggregate cash consideration totaled approximately $16 million, and was funded from our existing cash and cash equivalents. VeriWave’s test solutions validate wireless networks, devices, and applications by benchmarking and measuring speed, quality, interoperability, compliance, and other pivotal aspects of mobile performance.  With this acquisition, we will be able to broaden our product portfolio, expand our addressable market and enhance our ability to provide our customers with a complete end-to-end network testing solution.  In addition, we expect to leverage VeriWave’s existing sales channels and experienced product development resources, and to realize certain operational and cost synergies.  VeriWave’s results of operations will be included in our consolidated statements of operations and cash flows from the date of acquisition, which we expect will result in minor increases to consolidated revenues and costs and operating expenses during the third and fourth quarters of 2011.

Revenues. Our revenues are principally derived from the sale and support of our test systems. Product revenues primarily consist of sales of our hardware and software products.  Our hardware products primarily relate to our traffic generation and analysis hardware platform consisting of a multi-slot chassis and interface cards.  Our primary hardware platform is enabled by our operating system software that is essential to the functionality of the hardware platform. Our software products consist of a comprehensive suite of technology-specific test applications.  Our software products are typically installed on and work with our hardware products to further enhance the core functionality of the overall test system, although some of our software products can be operated independently from our hardware products.

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

Sales of our Ethernet interface cards, including our 1 Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, continue to represent the majority of our total revenues, and we expect this trend to continue over the next twelve months.  Sales to our largest customer accounted for approximately $10.4 million, or 15.1%, and $21.7 million, or 14.8%, of our total revenues for the three and six months ended June 30, 2011, respectively, and $9.4 million, or 14.3%, and $21.5 million, or 16.7%, of our total revenues for the three and six months ended June 30, 2010, respectively.  To date, we have generated the majority of our revenues from network equipment manufacturers.  While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers.  To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish.  From a geographic perspective, our revenues from sales to customer locations outside of the United States continued to grow, especially in Europe and the Asia Pacific region.  We generated revenues from shipments to international locations of $33.8 million, or 49.0%, and $76.5 million, or 51.9%, of our total revenues for the three and six months ended June 30, 2011, respectively, compared to $26.4 million, or 39.9%, and $59.8 million, or 46.7%, of our total revenues for the three and six months ended June 30, 2010, respectively.  During the three and six months ended June 30, 2011, our total revenues generated from international locations increased both in dollars and as a percentage of revenues when compared to the same periods in 2010 primarily due to additional sales in Europe and Asia Pacific as we continued to invest in and develop our sales teams and sales channels in these regions.  We intend to continue increasing our sales efforts internationally in Europe and the Asia Pacific region.  Looking forward, we expect our international revenues to be approximately 50% of our total revenues on an annualized basis.

Despite a 15.1% increase in our total revenues in the first six months of 2011 compared to the same period in 2010, our total revenues in the second quarter of 2011 were lower than expected primarily due to delays and/or reductions in spending at certain customers, as well as our inability to fulfill certain orders received late in the 2011 second quarter.  While we believe that the long-term growth drivers for our business remain substantially intact, such as next generation network upgrades, wireless and data center convergence, and mobility, the reduction in customer spending we saw in the 2011 second quarter and the general uncertainty we are seeing in the global business environment limit our ability to accurately forecast the future demand and revenue trends for our products and services.

We adopted new revenue recognition guidance in the first quarter of 2011 on a prospective basis for applicable arrangements originating or materially modified on or after January 1, 2011.  Had we recognized revenue in a manner consistent with our policies prior to January 1, 2011, our total revenues for the three and six months ended June 30, 2011 would have been reduced by approximately 2% in each period. For additional information with respect to revenue recognition, see Note 4 to the Consolidated Financial Statements included in this Form 10-Q.

Stock-Based Compensation.  For the three and six months ended June 30, 2011, stock-based compensation expense was $3.2 million and $7.1 million, respectively. Stock-based compensation for the three and six months ended June 30, 2010 was $3.4 million and $6.2 million, respectively. Our stock-based compensation expense increased for the six months ended June 30, 2011 as compared to the same period in 2010 due in part to the increase in expenses associated with our employee stock purchase plan due to an increase in participation as well as an increase in the weighted grant date fair values. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2011 through 2015 related to unvested share-based awards as of June 30, 2011 was approximately $19.0 million.  To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues.  Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel.  We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facility in Calabasas, California and/or in Penang, Malaysia.  Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers.  Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period.  Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $2.5 million and $5.0 million for the three and six months ended June 30, 2011, respectively, and $3.9 million and $7.7 million for the three and six months ended June 30, 2010, respectively, which are included within our Amortization of Intangible Assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

Our cost of revenues as a percentage of total revenues is primarily affected by the following factors:

●	our pricing policies and those of our competitors;

●	the pricing we are able to obtain from our component suppliers and contract manufacturers;

●	the mix of customers and sales channels through which our products are sold;

●	the mix of our products sold, such as the mix of software versus hardware product sales;

●	new product introductions by us and by our competitors;

●	demand for and quality of our products; and

●	production volume.

In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we expect to continue to experience pricing pressure on larger transactions and from larger customers primarily as a result of competition.

Operating Expenses.  Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses.  In dollar terms, we expect total operating expenses, excluding stock-based compensation expenses discussed above in this Item 2 and amortization of intangible assets, acquisition and other related costs and restructuring expenses discussed below, to increase for the remainder of 2011 due primarily to the recently completed acquisition of VeriWave.

●
Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancement of our products.  We expense our research and development costs as they are incurred.  We also capitalize and depreciate over a five-year period costs of our products used for internal purposes.

●
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in direct sales, sales support and marketing functions, as well as promotional and advertising expenditures.  We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers.

●
General and administrative expenses consist primarily of salaries and related expenses for certain executive, finance, legal, human resources, information technology and administrative personnel, as well as professional fees (e.g., legal and accounting), facility costs related to our corporate headquarters, insurance costs and other general corporate expenses.

●
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

●
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

●	Restructuring expenses consist primarily of employee severance costs and related charges, as well as facility-related charges to exit certain locations.

Interest Income and Other, Net represents interest on cash and a variety of securities, including money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities, realized gains/losses on the sale of investment securities, certain foreign currency gains and losses, and other non-operating items such as legal settlement proceeds.

Interest Expense consists of interest due to the holders of our 3.00% convertible senior notes issued in December 2010, as well as the amortization of the associated debt issuance costs.  See Note 5 to the Consolidated Financial Statements included in this Form 10-Q.

Income Tax is determined based on the amount of our earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets and changes to these valuation allowances in future periods. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements included in our Form 10-Q which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets and marketable securities, stock-based compensation, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates with the exception of the revenue recognition policy discussed above in “Revenues” in the “Overview” section of this Item 2 and as more fully discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q, have significantly changed since our Annual Report on Form 10-K for the year ended December 31, 2010. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2010 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Products	79.7%	83.1%	81.3%	82.4%
Services	20.3	16.9	18.7	17.6
Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues - products	18.9	20.8	18.3	19.7
Cost of revenues - services	2.3	2.3	2.1	2.4
Research and development	26.9	27.1	25.2	28.5
Sales and marketing	30.8	29.0	29.9	29.9
General and administrative	11.7	12.6	11.2	13.4
Amortization of intangible assets	5.5	7.7	5.1	7.9
Acquisition and other related	0.7	2.4	0.3	2.1
Restructuring	—	0.1	—	2.8
Total costs and operating expenses	96.8	102.0	92.1	106.7

Income (loss) from operations	3.2	(2.0)	7.9	(6.7)
Interest income and other, net	0.4	0.6	0.5	7.1
Interest expense	(2.6)	—	(2.4)	—
Income (loss) before income taxes	1.0	(1.4)	6.0	0.4
Income tax expense (benefit)	0.3	(0.9)	0.9	0.0
Net income (loss)	0.7%	(0.5)%	5.1%	0.4%

(1) Stock-based compensation included in:
Cost of revenues - products	0.2%	0.2%	0.2%	0.2%
Cost of revenues - services	0.1	0.1	0.1	0.1
Research and development	1.6	2.1	1.7	2.0
Sales and marketing	1.2	1.4	1.3	1.4
General and administrative	1.7	1.5	1.7	1.2

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Revenues.  In the second quarter of 2011, total revenues increased 4.3% to $69.0 million from the $66.1 million recorded in the second quarter of 2010. This increase in total revenues was primarily due to a net increase in the ratable recognition of revenues from our extended PCS and warranty contracts.  While shipments of our hardware and software products were essentially flat on a year-over-year basis, we saw a decline in shipments of our 1 Gigabit Ethernet interface cards which was primarily offset by increases in shipments of our 40/100 Gigabit Ethernet interface cards and our IxNetwork software product in the second quarter of 2011 compared to the second quarter of 2010.

In the first six months of 2011, total revenues increased 15.1% to $147.4 million from $128.1 million recorded in the same period of 2010.  This increase in total revenues was primarily due to a $10.1 million increase in shipments of our hardware products (primarily our 10 Gigabit and 40/100 Gigabit Ethernet interface cards) and an increase in the ratable recognition of our revenues from initial PCS and extended PCS and warranty contracts.

Cost of Revenues.  As a percentage of total revenues, our total cost of revenues decreased to 21.2% in the second quarter of 2011 from 23.1% in the second quarter of 2010.  In dollar terms, total cost of revenues decreased 4.2% to $14.6 million in the second quarter of 2011 from $15.3 million in the second quarter of 2010 principally due to lower royalty payments as certain contracts expired and terminated and no longer bear royalties in the 2011 period.

As a percentage of total revenues, our total cost of revenues decreased to 20.4% in the first six months of 2011 from 22.1% in the first six months of 2010.  The decrease in our total cost of revenues as a percentage of total revenues in the first six months of 2011 is principally due to improved leverage with respect to our services revenues and due to lower royalty payments as certain contracts expired and terminated and no longer bear royalties.

Research and Development Expenses. In the second quarter of 2011, research and development expenses increased 3.7% to $18.5 million from $17.9 million in the second quarter of 2010.  This increase was primarily due to a net increase in compensation and related employee costs of $553,000, partially offset by a reduction in consulting costs of $359,000.  The net increase in compensation and related employee costs was primarily due to an increase in the number of our research and development personnel (particularly in Romania) and the impact of annual salary increases.

Research and development expenses for the first six months of 2011 and 2010 increased 1.5% to $37.1 million from $36.5 million in the same period of 2010. This increase was primarily due to a one-time charge of $900,000 incurred in the first quarter of 2011 to terminate and settle a product development contract, partially offset by lower consulting costs of $563,000.

Sales and Marketing Expenses.  In the second quarter of 2011, sales and marketing expenses increased 10.7% to $21.2 million from $19.2 million in the second quarter of 2010.  This increase was primarily due to an increase in compensation and related employee costs, including travel, of $1.2 million and higher depreciation expense of $527,000 primarily related to an increase in the number of our demonstration units in the field.  The increase in compensation and related employee costs was primarily due to an increase in the number of our sales personnel and an increase in employee termination charges in the second quarter of 2011 over the same period in the prior year.

Sales and marketing expenses for the first six months of 2011 and 2010 increased 15.2% to $44.1 million from $38.3 million in the same period of 2010.  This increase was primarily due to an increase in compensation and related employee costs, including travel, of $3.1 million, and higher depreciation expense of $981,000 primarily related to an increase in the number of our demonstration units in the field.  The increase in compensation and related employee costs was primarily due to higher sales commissions as revenue levels increased in the first six months of 2011 over the same period in the prior year, the impact of annual salary increases and the increase in the number of our sales personnel.

General and Administrative Expenses.  In the second quarter of 2011, general and administrative expenses decreased 3.4% to $8.1 million from $8.4 million in the second quarter of 2010 due, in part, to lower litigation expenses and other legal fees.

For the first six months of 2011, general and administrative expenses decreased 4.4% to $16.5 million from $17.2 million in the same period of 2010. This decrease was due to lower legal fees of $1.1 million primarily related to lower litigation expenses and a decrease in outside services costs of $924,000 primarily related to transition services during the 2010 period associated with the acquisition of the N2X Data Network Testing Product line (“N2X”) of Agilent Technologies, Inc., partially offset by higher stock-based compensation expense of $890,000.

Amortization of Intangible Assets.  In the second quarter of 2011, amortization of intangible assets decreased 25.5% to $3.8 million from $5.1 million in the second quarter of 2010.  In the first six months of 2011, amortization of intangible assets decreased 26.3% to $7.5 million from the $10.1 million recorded in the first six months of 2010. The decreases primarily related to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Expenses.  Acquisition and other related expenses for the three and six months ended June 30, 2011 were $474,000 and were due to our recently announced acquisition of VeriWave.  Acquisition and other related expenses for the second quarter of 2010 were $1.6 million and $2.7 million for the first six months of 2010 and primarily consistedof employee, facility and infrastructure transition costs, as well as professional fees relating to our integration activities following our acquisitions of Catapult Communications Corporation (“Catapult”) on June 23, 2009 and of N2X on October 30, 2009.

Restructuring.  There have been no restructuring expenses incurred in 2011. Restructuring expenses for the second quarter of 2010 were $67,000 and for the first six months of 2010 were $3.6 million, and consisted primarily of employee severance costs related to the restructuring of our operations in light of our acquisition of N2X (the “N2X Restructuring”). The N2X Restructuring was initiated and completed during the first quarter of 2010 and included a net reduction in force of approximately 80 positions, which represented approximately 7% of our worldwide work force, including contractors, at the beginning of the first quarter of 2010.

Interest Income and Other, Net.  Interest income and other, net decreased to $253,000 in the second quarter of 2011 from the $309,000 recorded in the second quarter of 2010.  Interest income and other, net decreased to $791,000 in the first six months of 2011 from the $9.1 million recorded in the first six months of 2010.  The significant decrease in the first six months of 2011 from the first six months of 2010 was primarily due to an $8.9 million favorable settlement with a former investment manager in the first quarter of 2010 related to our purchase in prior periods of certain investments in auction rate securities with an aggregate par value of $19.0 million that had been substantially written down.

Interest Expense. Interest expense was $1.8 million and $3.6 million for the second quarter of 2011 and for the first six months of 2011, respectively, which included the amortization of debt issuance costs related to convertible senior notes issued during December 2010.  There was no interest expense incurred in 2010.

Income Tax. Income tax expense was $235,000, or an effective rate of 34.1%, for the second quarter of 2011 as compared to an income tax benefit of $625,000, or an effective rate of 63.4%, for the second quarter of 2010. The overall decrease in the effective rate for the second quarter of 2011 as compared to the same period in 2010 was primarily due to higher pre-tax income in the second quarter of 2011 compared to the same period in 2010, and the corresponding effects of discrete items on the pre-tax amounts.

Income tax expense was $1.3 million, or an effective rate of 14.7%, for the first six months of 2011 as compared to an income tax expense of $43,000, or an effective rate of 7.8%, for the first six months of 2010.  The overall increase in the effective rate for the first six months of 2011 as compared to the same period in 2010 was primarily due to an increase in pre-tax income from $551,000 of pre-tax income for the first six months of 2010 to $8.9 million of pre-tax income for the first six months of 2011, which resulted in a lower effective rate impact in 2011 from discrete items, such as disqualifying dispositions of incentive stock options.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences. Significant permanent differences arise due to research and development credits, foreign tax rate benefits and stock-based compensation expense that are not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with our cash balances generated primarily from operations and proceeds from our initial public offering, our convertible debt offering and stock option exercises.  Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, increased to $368.6 million as of June 30, 2011 from $339.2 million as of December 31, 2010 primarily due to the $20.6 million in net cash provided by our operating activities and $13.3 million of cash generated from the exercises of share-based awards.

The following table sets forth our summary cash flows for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010

Net cash provided by operating activities	$20,591	$21,883
Net cash used in investing activities	(60,120)	(18,079)
Net cash provided by financing activities	16,029	9,381

Cash Flows from Operating Activities

Net cash provided by operating activities was $20.6 million in the first six months of 2011 and $21.9 million in the same period of 2010. This decline in cash flow generated from operations was primarily due to an $8.7 million decrease related to net working capital changes in the first six months of 2011 over the first six months of 2010 principally due to the timing of payments of accounts payable and accrued liabilities, such as the 2010 year-end bonuses of approximately $9.3 million paid in 2011 compared to the 2009 year-end bonuses of approximately $0.5 million paid in 2010, partially offset by the relative decline in the change of our accounts receivable  balance due, in part, to the sequential quarterly sales decline from the first quarter of 2011 to the second quarter of 2011.  The first quarter of 2010 also included $8.9 million of proceeds from a settlement with a former investment manager attributable to certain previous investments in auction rate securities that did not recur in 2011.  These decreases were partially offset by better overall operating results in the first six months of 2011 as compared to the first six months of 2010 driven by a $19.3 million increase in sales coupled with a slight decrease in our operating costs and expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $60.1 million and $18.1 million for the first six months of 2011 and 2010, respectively.  Excluding marketable security purchases and proceeds, net cash used in investing activities was $7.7 million and $7.3 million for the first six months of 2011 and 2010, respectively, and consisted primarily of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $16.0 million and $9.4 million for the first six months of 2011 and 2010, respectively. This increase in cash provided by financing activities was primarily due to a $4.3 million increase in proceeds from the exercises of share-based awards for the first six months of 2011 when compared to the first six months of 2010.

We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months.  Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.  In addition, our $200 million convertible senior notes have various default provisions, which could accelerate repayment and adversely impact our liquidity.  Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets and the timely filing of our periodic reports with the Securities and Exchange Commission.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section.  Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: changes in the global economy, competition, consistency of orders from significant customers, our success in developing and producing new products, market acceptance of our products, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain or impact the delivery of our products, and our success with the integration of our recently completed acquisition of VeriWave.  The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our other filings with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2010 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2010 other than as discussed in Note 10 “Fair Value Measurements” included in this Form 10-Q.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2011), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud.  Any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls will be met.  The design of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all controls, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected or will be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.      OTHER INFORMATION

ITEM 1.              Legal Proceedings

Discussion of legal matters is incorporated by reference from Part  I, Item 1, Note 11, “Commitments and Contingencies,” included in this Form 10-Q , and should be considered an integral part of Part  II, Item 1, “Legal Proceedings.”

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

ITEM 6.               Exhibits

10.1	Amended and Restated Ixia 2008 Equity Incentive Plan as amended by Amended and Restated First Amendment dated as of May 4, 2011 and Second Amendment dated as of April 8, 2011 (1)

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed with the Securities and Exchange Commission on August 5, 2011), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and (v) notes to unaudited condensed consolidated financial statements (2)

______________________________________

(1)       Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K (File No. 000-31523), as filed with the Securities and Exchange Commission on May 25, 2011.

(2)       The XBRL information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               IXIA

Date:	August 5, 2011	By:	/s/ Atul Bhatnagar
Atul Bhatnagar President and Chief Executive Officer

Date:	August 5, 2011	By:	/s/ Thomas B. Miller
Thomas B. Miller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed with the Securities and Exchange Commission on August 5, 2011), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and (v) notes to unaudited condensed consolidated financial statements (1)

______________________________________
(1)
The XBRL information in Exhibit 101.1 shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that Section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.