Form 10-Q
period 2011-09-30
IXIA
filed 2011-11-07
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 000-31523

IXIA
(Exact name of Registrant as specified in its charter)

California	95-4635982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Non-accelerated filer (Do not check if a smaller reporting company)  [   ]                        Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	69,740,015
(Class of Common Stock)	(Outstanding at October 27, 2011)

IXIA

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$48,416	$76,082
Short-term investments in marketable securities	113,420	151,696
Accounts receivable, net	67,227	67,838
Inventories	30,400	28,965
Prepaid expenses and other current assets	15,119	12,647
Total current assets	274,582	337,228

Investments in marketable securities	205,382	111,440
Property and equipment, net	24,172	22,745
Intangible assets, net	50,171	52,778
Goodwill	66,429	59,384
Other assets	6,455	6,308
Total assets	$627,191	$589,883

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,276	$9,924
Accrued expenses	30,455	33,778
Deferred revenues	40,047	37,505
Income taxes payable	—	1,648
Total current liabilities	79,778	82,855

Deferred revenues	9,163	9,170
Other liabilities	5,960	6,378
Convertible senior notes	200,000	200,000
Total liabilities	294,901	298,403

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at September 30, 2011 and December 31, 2010; 69,703 and 67,613 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	129,294	115,590
Additional paid-in capital	146,719	133,249
Retained earnings	54,198	40,187
Accumulated other comprehensive income	2,079	2,454
Total shareholders’ equity	332,290	291,480

Total liabilities and shareholders’ equity	$627,191	$589,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Products	$62,062	$58,540	$181,981	$164,134
Services	15,209	12,350	42,724	34,901
Total revenues	77,271	70,890	224,705	199,035

Costs and operating expenses:(1)
Cost of revenues – products	14,164	14,231	41,199	39,449
Cost of revenues – services	1,573	1,535	4,682	4,561
Research and development	18,932	17,802	55,996	54,323
Sales and marketing	20,397	19,665	64,525	57,986
General and administrative	9,420	8,443	25,892	25,667
Amortization of intangible assets	4,239	3,532	11,718	13,676
Acquisition and other related	377	312	851	2,991
Restructuring	—	30	—	3,587
Total costs and operating expenses	69,102	65,550	204,863	202,240

Income (loss) from operations	8,169	5,340	19,842	(3,205)
Interest income and other, net	1,022	578	1,813	9,674
Interest expense	(1,800)	—	(5,400)	—
Income before income taxes	7,391	5,918	16,255	6,469
Income tax expense	943	1,044	2,244	1,087
Net income	$6,448	$4,874	$14,011	$5,382

Earnings per share:
Basic	$0.09	$0.07	$0.20	$0.08
Diluted	$0.09	$0.07	$0.20	$0.08

Weighted average number of common and common equivalent shares outstanding:
Basic	69,613	65,513	68,968	64,388
Diluted	70,892	68,018	71,595	66,341

(1) Stock-based compensation included in:
Cost of revenues - products	$81	$115	$329	$371
Cost of revenues - services	31	44	125	140
Research and development	918	1,191	3,374	3,748
Sales and marketing	679	772	2,546	2,503
General and administrative	1,172	916	3,614	2,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$14,011	$5,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,858	8,240
Amortization of intangible assets	11,718	13,676
Stock-based compensation	9,988	9,230
Deferred income taxes	(696)	(634)
Tax benefit (shortfall) from stock option transactions	3,482	(350)
Excess tax benefits from stock-based compensation	(2,852)	(712)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	2,271	(10,078)
Inventories	(1,115)	(9,118)
Prepaid expenses and other current assets	(2,385)	495
Other assets	694	531
Accounts payable	(814)	5,240
Accrued expenses	(4,927)	10,143
Deferred revenues	2,035	4,543
Income taxes payable and other liabilities	(1,817)	(208)

Net cash provided by operating activities	39,451	36,380

Cash flows from investing activities:
Purchases of property and equipment	(10,891)	(11,544)
Purchases of available-for-sale securities	(323,638)	(63,140)
Proceeds from available-for-sale securities	266,990	49,365
Purchases of other intangible assets	(311)	(275)
Payments in connection with acquisition, net of cash acquired	(15,823)	(525)

Net cash used in investing activities	(83,673)	(26,119)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	13,704	16,657
Excess tax benefits from stock-based compensation	2,852	712

Net cash provided by financing activities	16,556	17,369

Net (decrease) increase in cash and cash equivalents	(27,666)	27,630
Cash and cash equivalents at beginning of period	76,082	15,061
Cash and cash equivalents at end of period	$48,416	$42,691

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

The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2011 or any other future period.

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

Other than the adoption of authoritative guidance for the accounting of multiple-deliverable revenue arrangements and certain revenue arrangements that include software elements issued by the Financial Accounting Standards Board (“FASB”) during the first quarter of 2011 discussed below in Note 4, there have been no significant changes in our accounting policies during the three and nine months ended September 30, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December  31, 2010.

3.	Acquisitions

On July 18, 2011, we completed our acquisition of all of the outstanding stock of VeriWave, Inc. (“VeriWave”). VeriWave’s test solutions validate wireless networks, devices, and applications by benchmarking and measuring speed, quality, interoperability, compliance, and other pivotal aspects of mobile performance.  With this acquisition, we have broadened our product portfolio, expanded our addressable market and enhanced our ability to provide our customers with a complete end-to-end network testing solution.  In addition, we leveraged the existing sales channels and experienced product development resources to realize some operational and cost synergies. These factors, among others, contributed to a purchase price in excess of the estimated fair value of net identifiable assets acquired, and, as a result, we recorded goodwill in connection with this transaction.

The aggregate purchase price totaled $15.8 million, and was funded from our existing cash and cash equivalents.

For the three and nine months ended September 30, 2011, acquisition and other related costs related to the VeriWave transaction, including integration activities were, $377,000 and $851,000, respectively.  These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and other related expenses line item on our consolidated statements of operations.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$235
Accounts receivable	1,660
Inventories	320
Other	268
Identifiable intangible assets	8,800
Goodwill	7,045
Total assets acquired	18,328
Accounts payable and accrued expenses	(2,020)
Deferred revenues	(500)
Net assets acquired	$15,808

The preliminary purchase price allocation is based on a preliminary valuation of the assets acquired and liabilities assumed, and our estimates and assumptions are subject to change within the purchase price allocation period as valuations are finalized.

The identifiable intangible assets of $8.8 million consist of $4.3 million of acquired technology, $3.5 million of customer relationships, and $1.0 million of other identifiable intangible assets.  These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from six months to six years. The goodwill recorded in the United States in connection with this transaction is not deductible for income tax purposes.  We do not consider the acquisition of VeriWave material for further disclosure.

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

We adopted the new guidance on revenue recognition in the first quarter of 2011 on a prospective basis for applicable revenue arrangements originating or materially modified on or after January 1, 2011.  The impact of the adoption of the new revenue recognition guidance is to accelerate the timing of revenue recognition principally related to partial shipments of hardware products at the end of accounting periods, which impact may vary from period to period.  In periods prior to the adoption of the new guidance, the revenue related to partial shipments of our hardware products which were sold with software deliverables was deferred under the software revenue recognition guidance until the shipment or delivery of all items of a multiple element arrangement had occurred, other than the delivery of post contract customer support and maintenance (“PCS”).  PCS was deferred based on established vendor specific objective evidence (“VSOE”) of selling price.  As our revenues are generated from the sale of hardware and software products, and related services, a portion of our revenues will continue to be recognized under the software revenue recognition guidance (see below for additional information). Had we recognized revenue in a manner consistent with our policies prior to January 1, 2011, our total revenues for the three and nine months ended September 30, 2011 would have been reduced by approximately 5% and 3%, respectively.

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

Multiple Element Arrangements and Allocation of Value

Our arrangements with our customers to provide our test systems typically include a combination of our hardware and software products, as well as the related PCS and/or extended warranty support of these products, and therefore are commonly referred to as multiple element arrangements.    When sales arrangements involve hardware and software elements, we use a two-step process to allocate value to each element in the arrangement:

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

We generally are not able to determine TPE for our products or services because our products are not interchangeable with those of our competitors. Furthermore, we are unable to reliably determine competitive selling prices when the applicable competitive products are sold separately. As such, we use BESP for all of our products and services when allocating the total consideration of multiple element arrangements to each of the deliverables under step one of the allocation process described above except for our PCS and extended warranty support services where we use VSOE. We determine BESP for a product or service by considering multiple factors including, analyzing historical sales price data for standalone and bundled arrangements, published price lists, geographies and customer types.  Our estimate of BESP used in our allocation of arrangement consideration requires significant judgment and we review these estimated selling prices on a quarterly basis.

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

As of September 30, 2011, the estimated fair value of our $200.0 million principal Notes, determined based on the market price of the Notes, was approximately $176.8 million.

6.	Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2011	2010

Raw materials	$4,443	$8,173
Work in process	8,133	7,745
Finished goods	17,824	13,047
	$30,400	$28,965

7.	Shareholders’ Equity

Other Comprehensive Income

For the three month periods ended September 30, 2011 and 2010, comprehensive income was $5.8 million and $5.3 million, respectively. Comprehensive income for the nine month periods ended September 30, 2011 and 2010, was $13.6 million and $5.9 million, respectively.  In addition to net income in 2011 and 2010, the other components of comprehensive income, all net of tax, were changes in unrealized gain or loss on our investments and foreign currency translation adjustments.

Stock Award Plans

During the second quarter of 2011, our shareholders approved the Second Amendment to our Amended and Restated 2008 Equity Incentive Plan (“the Plan”), which resulted in the following:

•
Increase in Share Reserve. Increase of the total number of shares of our Common Stock available for future grants by 7.7 million shares to a total of 19.2 million shares of our Common Stock reserved as of September 30, 2011, of which 9.2 million shares were available for future grant as of September 30, 2011.

•
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

•
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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic presentation:
Numerator for basic earnings per share:
Net income	$6,448	$4,874	$14,011	$5,382
Denominator for basic earnings per share:
Weighted average common shares outstanding	69,613	65,513	68,968	64,388

Basic earnings per share	$0.09	$0.07	$0.20	$0.08

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$6,448	$4,874	$14,011	$5,382
Interest expense on convertible senior notes, net of tax	—	—	—	—
Net income used for diluted earnings per share	$6,448	$4,874	$14,011	$5,382

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	69,613	65,513	68,968	64,388
Effect of dilutive securities:
Stock options and other share-based awards	1,279	2,505	2,627	1,953
Convertible senior notes	—	—	—	—
Dilutive potential common shares	70,892	68,018	71,595	66,341

Diluted earnings per share	$0.09	$0.07	$0.20	$0.08

The diluted earnings per share computation for the three and nine months ended September 30, 2011 excludes (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 3.2 million shares and 1.0 million shares, respectively, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock.

The diluted earnings per share computation for the three and nine months ended September 30, 2010 excludes weighted employee stock options and other share-based awards of 1.7 million shares and 2.4 million shares, respectively, as the inclusion of these shares in the calculation would have been anti-dilutive because, in general, the exercise price of these awards exceeded the average closing price per share of our common stock.

9.	Concentrations

Significant Customer

For the three and nine months ended September 30, 2011 and 2010, only one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Amount of total revenues	$8,560	$9,034	$30,309	$30,487
As a percentage of total revenues	11.1%	12.7%	13.5%	15.3%

As of September 30, 2011 and December 31, 2010, we had receivable balances from this customer approximating 10.1% and 6.5%, respectively, of total accounts receivable.

As of September 30, 2011 and December 31, 2010, we had a receivable balance from a second significant customer that approximated 10.4% and 14.6%, respectively, of total accounts receivable.

International Data

For the three and nine months ended September 30, 2011 and 2010, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Amount of total international revenues	$37,448	$37,234	$113,916	$97,075
As a percentage of total revenues	48.5%	52.5%	50.7%	48.8%

For the three and nine months ended September 30, 2011, total revenues from product shipments to Japan approximated $9.8 million, or 12.7%, of total revenues, and $21.7 million, or 9.6%, of total revenues, respectively.  For the three and nine months ended September 30, 2010, total revenues from product shipments to Japan approximated $8.6 million, or 12.1%, of total revenues, and $21.2 million, or 10.7%, of total revenues, respectively.

As of September 30, 2011 and December 31, 2010, our property and equipment were geographically located as follows (in thousands):

	September 30,	December 31,
	2011	2010
United States	$10,598	$11,235
India	3,938	2,286
Romania	3,324	3,268
Other	6,312	5,956
	$24,172	$22,745

10.	Fair Value Measurements

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

Financial assets carried at fair value as of September 30, 2011 and December 31, 2010 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2011				December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:(1)
Money market funds	$8,200	$8,200	$—	$—	$6,037	$6,037	$—	$—
U.S. Treasury, government and agency debt securities	—	—	—	—	30,419	—	30,419	—
Corporate debt securities	1,000	—	1,000	—	9,997	—	9,997	—
Short-term investments:(1)
U.S. Treasury, government and agency debt securities	53,933	—	53,933	—	123,619	—	123,619	—
Corporate debt securities	59,487	—	59,487	—	28,077	—	28,077	—
Long-term investments:
U.S. Treasury, government and agency debt securities (1)	89,204	—	89,204	—	55,584	—	55,584	—
Corporate debt securities (1)	112,995	—	112,995	—	50,605	—	50,605	—
Auction rate securities (2)	3,183	—	—	3,183	5,251	—	—	5,251
Total financial assets	$328,002	$8,200	$316,619	$3,183	$309,589	$6,037	$298,301	$5,251

_____________________________
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

There were no transfers of assets between levels within the fair value hierarchy for the nine-month period ended September 30, 2011.

The following table summarizes the activity for the three and nine months ended September 30, 2011 and 2010 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Beginning balance	$4,646	$5,187	$5,251	$5,673
Unrealized (loss) gain recorded in other comprehensive income	(703)	117	(631)	25
Realized gain recorded in earnings	48	—	121	—
Settlements	(808)	(83)	(1,558)	(477)
Ending balance	$3,183	$5,221	$3,183	$5,221

There were no unrealized losses recorded in earnings for Level 3 assets still held at September 30, 2011.

11.	Commitments and Contingencies

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

        In January 2009, Ixia filed an answer and counterclaim to IneoQuest's complaint denying IneoQuest's claims and raising several affirmative defenses. Ixia has also asserted a counterclaim against IneoQuest seeking declaratory relief that Ixia has not infringed the IneoQuest patent and that such patent is invalid.  In April 2009, Ixia filed an amended answer and counterclaim to IneoQuest's complaint in which Ixia asserted that IneoQuest has infringed four patents owned by Ixia. The parties commenced discovery in this matter in the 2009 second quarter. The parties filed a Joint Claim Construction brief on November 30, 2009.  On July 27, 2010, the Court issued a claim construction ruling relating to certain terms within the claims of IneoQuest's patent and ordered the parties to further brief claim construction issues related to Ixia's four asserted patents. As part of that process, Ixia eliminated one of its four patents from its infringement case. The Court has now issued two claim construction rulings related to the Ixia patents-in-suit, and ordered the parties to attend a mediation session, which was held on November 3, 2011.  The parties previously held two such sessions before the same mediator. No trial date has yet been set. The Court has indicated that further orders (which will likely address discovery cutoffs, dispositive motion briefing, and trial) would be set if the matter did not settle as a result of the November 3rd  mediation session. The November 3rd mediation session did not result in settlement. Therefore, it is expected the Court will set the remainder of the case schedule in the near future. Although the Company cannot predict the outcome of this matter, Ixia believes that it has strong defenses to IneoQuest's claims and is defending the action vigorously. The Company also believes it has meritorious claims of patent infringement directed against IneoQuest and will continue to pursue those claims.

Tucana Telecom NV vs. Catapult.  On May 22, 2007, the Antwerp Court of Appeals heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult.  Ixia acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009.  Tucana had sought damages of 10.4 million Euros (approximately $14.2 million as of September 30, 2011) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeals confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana had appealed the judgment of the Antwerp Court of Appeals to the Belgian Supreme Court.  In a decision dated January 14, 2010, the Belgium Supreme Court set aside the decision of the Antwerp Court of Appeals and remanded the matter for trial to the Ghent Court of Appeals.  On March 11, 2011, Tucana served Catapult with a writ scheduling an introductory hearing before the Ghent Court of Appeals for June 22, 2011. Catapult’s counsel was informed that Tucana now asserts that it is entitled to total damages in the amount of approximately 9.5 million Euros (approximately $12.9 million as of September 30, 2011) plus interest.  At the introductory hearing on June 22, 2011, the Court set a summary hearing for October 12, 2011 to consider (i) whether the issue of the Court’s jurisdiction can be examined separately from and prior to the merits of the case; and (ii) if yes, whether the Court has jurisdiction following the remand from the Supreme Court. On October 26, 2011, the Ghent Court of Appeals issued an interim ruling that the jurisdiction issue would not be examined separately from and prior to a hearing on the merits of the case. Accordingly, it adopted a procedural calendar which, taking into account the substantial case backlog at the Court, provides for an oral hearing to be held on March 26, 2014.

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

Catapult vs. Tucana Telecom NV.  In June 2010, Catapult filed a complaint against Tucana in the Superior Court of the State of California, County of Los Angeles, seeking declaratory and injunctive relief and damages for breach of the distribution agreement.  Catapult filed its First Amended Complaint on September 8, 2010 to address a statute of limitations issue raised by Tucana’s initial response. Catapult seeks a declaration that the distribution agreement is a valid and enforceable agreement, and that the distribution agreement’s mandatory forum selection and choice of law provisions are enforceable and require that the litigation of any dispute involving the agreement be brought in a court located in the County of Los Angeles. Catapult also seeks an order permanently enjoining Tucana from prosecuting any claims arising out of Tucana’s distribution relationship with Catapult in any judicial forum outside the County of Los Angeles. Catapult also seeks compensatory damages of not less than $200,000 for damages suffered by Catapult arising out of Tucana’s breach of the distribution agreement. Tucana filed a demurrer to the First Amended Complaint on October 12, 2010 seeking dismissal of the action based on the statute of limitations and the doctrine of laches. Catapult filed its opposition to the demurrer on November 23, 2010.  The hearing on the demurrer was held on March 24, 2011. The Superior Court overruled the demurrer in its entirety and ordered Tucana to answer the complaint in ten days. On April 4, 2011, Tucana filed an answer to the complaint generally denying Catapult’s allegations and alleging certain affirmative defenses. The parties are now actively engaged in discovery. Because of a judicial reassignment, the previously set trial date in the California action of October 4, 2011 has been vacated and no new trial date has yet been set. The parties attended a private mediation on May 18, 2011 in Los Angeles which did not resolve the case. Tucana has filed a motion for summary judgment seeking dismissal of the entire action, a motion which Catapult has vigorously opposed.  The hearing on that motion is currently scheduled for December 19, 2011.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Under the new guidance, we will be required to present either a single continuous statement of comprehensive income or a consolidated statement of operations immediately followed by a statement of comprehensive income.  We expect to adopt this new guidance on January 1, 2012.  There will be no impact to our consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for fiscal years beginning after December 15, 2011. Early application is permitted. We expect to adopt this new guidance in the fourth quarter of 2011.  The adoption of this guidance will not have a material impact on our financial position, results of operations and cash flows.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011, or for any other future period.  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

Acquisition of VeriWave, Inc. On July 18, 2011, we completed our acquisition of all of the outstanding stock of VeriWave, Inc. (“VeriWave”).  The purchase price for VeriWave totaled $15.8 million, or $15.6 million net of VeriWave’s existing cash and investment balances at the time of the acquisition. The acquisition was funded from our existing cash and cash equivalents. VeriWave’s test solutions validate wireless networks, devices, and applications by benchmarking and measuring speed, quality, interoperability, compliance, and other pivotal aspects of mobile performance.  The results of operations of VeriWave have been included in the consolidated statements of operations and cash flows since the date of the acquisition.

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

Sales of our Ethernet interface cards, including our 1 Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, continue to represent the majority of our total revenues, and we expect this trend to continue over the next twelve months.  Sales to our largest customer accounted for approximately $8.6 million, or 11.1%, and $30.3 million, or 13.5%, of our total revenues for the three and nine months ended September 30, 2011, respectively, and $9.0 million, or 12.7%, and $30.5 million, or 15.3%, of our total revenues for the three and nine months ended September 30, 2010, respectively.  To date, we have generated the majority of our revenues from network equipment manufacturers.  While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers.  To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish.  From a geographic perspective, our revenues from sales to customer locations outside of the United States continued to grow, increasing by 17.3% in the nine months ended September 30, 2011 over the same period in 2010.  We generated revenues from shipments to international locations of $37.4 million, or 48.5%, and $113.9 million, or 50.7%, of our total revenues for the three and nine months ended September 30, 2011, respectively, compared to $37.2 million, or 52.5%, and $97.1 million, or 48.8%, of our total revenues for the three and nine months ended September 30, 2010, respectively.  During the nine months ended September 30, 2011, our total revenues generated from international locations increased both in dollars and as a percentage of revenues when compared to the same period in 2010 primarily due to sales growth in Europe and Asia Pacific as we continued to invest in and develop our sales teams and sales channels in these regions.  We intend to continue increasing our sales efforts internationally in Europe and the Asia Pacific region.  Looking forward, we expect our international revenues to be approximately 50% of our total revenues on an annualized basis.

Despite a 12.9% increase in our total revenues in the first nine months of 2011 compared to the same period in 2010, our total revenues in the second quarter of 2011 were lower than expected primarily due to delays and/or reductions in spending at certain customers, as well as our inability to fulfill certain orders received late in the 2011 second quarter.  While our total revenues rebounded in the third quarter of 2011 and grew 12.0% compared to the immediately preceding second quarter of 2011, the reduction in customer spending in the 2011 second quarter and the general uncertainty we continue to see in the global business environment limit our ability to accurately forecast the future demand and revenue trends for our products and services.

We adopted new revenue recognition guidance in the first quarter of 2011 on a prospective basis for applicable arrangements originating or materially modified on or after January 1, 2011.  Had we recognized revenue in a manner consistent with our policies prior to January 1, 2011, our total revenues for the three and nine months ended September 30, 2011 would have been reduced by approximately 5% and 3%, respectively. For additional information with respect to revenue recognition, see Note 4 to the Consolidated Financial Statements included in this Form 10-Q.

Stock-Based Compensation.  For the three and nine months ended September 30, 2011, stock-based compensation expense was $2.9 million and $10.0 million, respectively.  Stock-based compensation for the three and nine months ended September 30, 2010 was $3.0 million and $9.2 million, respectively.  The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2011 through 2015 related to unvested share-based awards as of September 30, 2011 is approximately $12.6 million.  To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues.  Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel.  We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facility in Calabasas, California and/or in Penang, Malaysia.  Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers.  Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period.  Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $2.9 million and $7.9 million for the three and nine months ended September 30, 2011, respectively, and $2.4 million and $10.1 million for the three and nine months ended September 30, 2010, respectively, which are included within our Amortization of Intangible Assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

Operating Expenses.  Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses.  In dollar terms, we expect total operating expenses, excluding stock-based compensation expenses discussed above in this Item 2 and amortization of intangible assets, acquisition and other related costs and restructuring expenses discussed below, to increase for the remainder of 2011 due primarily to investments in certain product initiatives.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Products	80.3%	82.6%	81.0%	82.5%
Services	19.7	17.4	19.0	17.5
Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues - products	18.3	20.1	18.3	19.8
Cost of revenues - services	2.0	2.2	2.1	2.3
Research and development	24.5	25.2	24.9	27.3
Sales and marketing	26.4	27.7	28.8	29.1
General and administrative	12.2	11.9	11.5	12.9
Amortization of intangible assets	5.5	5.0	5.2	6.9
Acquisition and other related	0.5	0.4	0.4	1.5
Restructuring	—	0.0	—	1.8
Total costs and operating expenses	89.4	92.5	91.2	101.6

Income (loss) from operations	10.6	7.5	8.8	(1.6)
Interest income and other, net	1.2	0.8	0.8	4.9
Interest expense	(2.3)	—	(2.4)	—
Income before income taxes	9.5	8.3	7.2	3.3
Income tax expense	1.2	1.4	1.0	0.6
Net income	8.3%	6.9%	6.2%	2.7%

________________________

(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.2%	0.1%	0.2%
Cost of revenues - services	0.0	0.1	0.1	0.1
Research and development	1.2	1.3	1.5	1.9
Sales and marketing	0.9	0.6	1.1	1.3
General and administrative	1.5	1.3	1.6	1.2

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Revenues.  In the third quarter of 2011, total revenues increased 9.0% to $77.3 million from the $70.9 million recorded in the third quarter of 2010. This increase was primarily due to a net increase in the ratable recognition of revenues from initial PCS and extended PCS and warranty contracts as well as the incremental product revenue recognized related to our July 2011 acquisition of VeriWave.

In the first nine months of 2011, total revenues increased 12.9% to $224.7 million from $199.0 million recorded in the same period of 2010.  This increase was primarily due to a $9.6 million increase in shipments of our hardware products (primarily our 10 Gigabit and 40/100 Gigabit Ethernet interface cards) and an increase in the ratable recognition of our revenues from initial PCS and extended PCS and warranty contracts.

Cost of Revenues.  As a percentage of total revenues, our total cost of revenues decreased to 20.3% in the third quarter of 2011 from 22.3% in the third quarter of 2010.  As a percentage of total revenues, our total cost of revenues decreased to 20.4% in the first nine months of 2011 from 22.1% in the first nine months of 2010.  The decrease in our total cost of revenues as a percentage of total revenues for the three and nine months ended September 30, 2011 as compared to the same period in 2010 was principally due to i) the increase in our services revenue and the leverage gained as the increase in services revenue was greater than the increase in cost, ii) a shift in customer mix away from lower gross margin accounts, and iii) due to the lower royalty payments, as we were no longer obligated to pay royalties on certain terminated contracts.

Research and Development Expenses. In the third quarter of 2011, research and development expenses increased 6.3% to $18.9 million from $17.8 million in the third quarter of 2010.  This increase was primarily due to a net increase in compensation and related employee costs of $1.4 million.  The net increase in compensation and related employee costs was primarily due to an increase in the number of our research and development personnel (particularly at our international development centers).

Research and development expenses for the first nine months of 2011 and 2010 increased 3.1% to $56.0 million from $54.3 million in the same period of 2010. This increase was primarily due to an increase in compensation and related employee costs, excluding employee bonus expenses, of $2.1 million, and a one-time charge of $900,000 incurred in the first quarter of 2011 to terminate and settle a product development contract, partially offset by a decrease in employee bonus expenses of $1.0 million and a decrease in consulting costs of $812,000. The net increase in compensation and related employee costs was primarily due to an increase in the number of our research and development personnel (particularly at our international development centers).

Sales and Marketing Expenses.  In the third quarter of 2011, sales and marketing expenses increased 3.7% to $20.4 million from $19.7 million in the third quarter of 2010.  This increase was primarily due to an increase in depreciation expense of nearly $600,000 primarily related to an increase in the number of our demonstration units in the field.

Sales and marketing expenses for the first nine months of 2011 and 2010 increased 11.3% to $64.5 million from $58.0 million in the same period of 2010.  This increase was primarily due to an increase in compensation and related employee costs, including travel, of $3.4 million, and higher depreciation expense of $1.6 million primarily related to an increase in the number of our demonstration units in the field.  The increase in compensation and related employee costs was primarily due to the increase in the number of our sales personnel.

General and Administrative Expenses.  In the third quarter of 2011, general and administrative expenses increased 11.6% to $9.4 million from $8.4 million in the third quarter of 2010. This increase was primarily due to an increase in litigation expenses and other legal fees of nearly $500,000.

For the first nine months of 2011, general and administrative expenses increased 0.9% to $25.9 million from $25.7 million in the same period of 2010.  This increase included an increase in stock-based compensation expense of $1.1 million, partially offset by a decrease in outside services costs of $874,000 primarily related to transition services during the 2010 period associated with the acquisition of the N2X Data Network Testing Product line (“N2X”) of Agilent Technologies, Inc.

Amortization of Intangible Assets.  In the third quarter of 2011, amortization of intangible assets increased 20.0% to $4.2 million from $3.5 million in the third quarter of 2010 primarily due to the incremental amortization of intangibles related to our July 2011 acquisition of VeriWave.  In the first nine months of 2011, amortization of intangible assets decreased 14.3% to $11.7 million from the $13.7 million recorded in the first nine months of 2010. The decrease in the first nine months of 2011 compared to the same period in 2010 is primarily related to the completion of amortization periods for certain intangible assets, partially offset by the incremental amortization of intangibles related to the acquisition of VeriWave.

Acquisition and Other Related Expenses. Acquisition and other related expenses for the three and nine months ended September 30, 2011 were $377,000 and $851,000, respectively, and were due to our acquisition of VeriWave and consist primarily of transaction costs such as professional fees for legal, due diligence and valuation services, certain employee transition costs and other related costs. Acquisition and other related expenses for the third quarter of 2010 were $312,000 and $3.0 million for the first nine months of 2010, and primarily consistedof employee, facility and infrastructure transition costs, as well as professional fees relating to our integration activities following our acquisitions of Catapult Communications Corporation (“Catapult”) on June 23, 2009 and of N2X on October 30, 2009.

Restructuring.  There have been no restructuring expenses incurred in 2011. Restructuring expenses for the third quarter of 2010 were $30,000 and for the first nine months of 2010 were $3.6 million. The restructuring expenses for the first nine months of 2010 consisted primarily of employee severance costs related to the restructuring of our operations in connection with our acquisition of N2X (the “N2X Restructuring”). The N2X Restructuring was initiated and completed during the first quarter of 2010 and included a net reduction in force of approximately 80 positions, which represented approximately 7% of our worldwide work force, including contractors, at the beginning of the first quarter of 2010.

Interest Income and Other, Net.  Interest income and other, net increased to $1.0 million in the third quarter of 2011 from the $578,000 recorded in the third quarter of 2010.  This increase is primarily attributable to a higher average cash balance in the third quarter of 2011 compared to the same period in 2010 and the receipt of $329,000 in the third quarter of 2011 in connection with the settlement of certain litigation.

Interest income and other, net decreased to $1.8 million in the first nine months of 2011 from the $9.7 million recorded in the first nine months of 2010.  This significant decrease was primarily due to the inclusion of an $8.9 million favorable settlement with a former investment manager in the first quarter of 2010 related to our purchase in prior periods of certain investments in auction rate securities with an aggregate par value of $19.0 million that had previously been substantially written down.

Interest Expense. Interest expense was $1.8 million and $5.4 million for the third quarter of 2011 and for the first nine months of 2011, respectively, and included the amortization of debt issuance costs related to our convertible senior notes issued in December 2010.  There was no interest expense incurred in 2010.

Income Tax. Income tax expense was $943,000, or an effective rate of 12.8%, for the third quarter of 2011 as compared to income tax expense of $1.0 million, or an effective rate of 17.6%, for the third quarter of 2010. The overall decrease in the effective rate for the third quarter of 2011, as compared to the same period in 2010, was due to the benefits associated with the differential in tax rates in certain foreign jurisdictions and the increase in discretely recorded items, such as the release of previously recorded tax liabilities.

Income tax expense was $2.2 million, or an effective rate of 13.8%, for the first nine months of 2011 as compared to income tax expense of $1.1 million, or an effective rate of 16.8%, for the first nine months of 2010.  The overall decrease in the effective rate for the first nine months of 2011 as compared to the same period in 2010 was primarily due to the increase in the tax benefit associated with the release of certain tax liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with our cash balances generated primarily from operations and proceeds from our initial public offering, our convertible debt offering and stock option exercises.  Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, increased to $367.2 million as of September 30, 2011 from $339.2 million as of December 31, 2010 primarily due to the $39.5 million in net cash provided by our operating activities and $13.7 million of cash generated from the exercises of share-based awards, partially offset by the cash used to acquire VeriWave in the third quarter of 2011 of $15.6 million and capital expenditures of $10.9 million.

Of our total cash, cash equivalents and short- and long-term investments, $27.9 million and $19.9 million was held outside of the United States in various foreign subsidiaries as of September 30, 2011 and December 31, 2010, respectively.  Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. However, barring unforeseen circumstances, we consider these funds permanently invested in our foreign operations and do not intend to repatriate them.

The following table sets forth our summary cash flows for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010

Net cash provided by operating activities	$39,451	$36,380
Net cash used in investing activities	(83,673)	(26,119)
Net cash provided by financing activities	16,556	17,369

Cash Flows from Operating Activities

Net cash provided by operating activities was $39.5 million in the first nine months of 2011 and $36.4 million in the same period of 2010. This increase in cash flow generated from operations was primarily due to better overall operating results in the first nine months of 2011 as compared to the first nine months of 2010 driven by a $25.7 million increase in sales, which increased our net income during the same period by $8.6 million.  Our operating cash flow also benefited from a $1.7 million net increase in tax benefits from the exercises of share-based awards in the first nine months of 2011 when compared to the first nine months of 2010.  These increases were partially offset by a $7.6 million decrease related to net working capital changes in the first nine months of 2011 over the first nine months of 2010 principally due to the timing of payments of accounts payable and accrued liabilities, such as the 2010 year-end bonuses of approximately $9.3 million paid in 2011 compared to the 2009 year-end bonuses of approximately $0.5 million paid in 2010.  These decreases in working capital were partially offset by the increase in the change of our accounts receivable balance, primarily due to the improvement in collections of accounts receivable in the first nine months of 2011 compared to the same period in 2010.

Cash Flows from Investing Activities

Net cash used in investing activities was $83.7 million and $26.1 million for the first nine months of 2011 and 2010, respectively.  Excluding marketable security purchases and proceeds, net cash used in investing activities was $27.0 million and $12.3 million for the first nine months of 2011 and 2010, respectively. The increase in net cash used in the first nine months of 2011 was primarily due to the acquisition of VeriWave in the third quarter of 2011 which resulted in cash paid, net of cash acquired, of $15.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $16.6 million and $17.4 million for the first nine months of 2011 and 2010, respectively. This decrease in cash provided by financing activities was primarily due to a $3.0 million decrease in proceeds from the exercises of share-based awards for the first nine months of 2011 when compared to the first nine months of 2010.

We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months.  Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.  Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets and the timely filing of our periodic reports with the Securities and Exchange Commission.  In addition, our $200 million convertible senior notes have various default provisions, which if triggered could accelerate repayment and adversely impact our liquidity.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section.  Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: changes in the global economy, competition, consistency of orders from significant customers, our success in developing and producing new products, market acceptance of our products, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain or impact the delivery of our products, and the risk that the anticipated benefits of our acquisition of VeriWave or other recent acquisitions will not be realized.  The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our other filings with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of September 30, 2011), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (filed with the Securities and Exchange Commission on November 7, 2011), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, (iii) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and (v) notes to unaudited condensed consolidated financial statements (1)

______________________________________
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

IXIA

Date: November 7, 2011	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: November 7, 2011	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (filed with the Securities and Exchange Commission on November 7, 2011), is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, (iii) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, and (v) notes to unaudited condensed consolidated financial statements (1)

______________________________________
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