Form 10-K
period 2011-12-31
IXIA
filed 2012-03-05
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No  [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes [   ]No  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]   Accelerated filer  [X]   Non-accelerated filer  [   ]   Smaller reporting company  [   ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 30, 2011, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $518,851,699.

As of March 1, 2012, the number of shares of the Registrant’s Common Stock outstanding was 70,731,751.
RDGPreambleEnd
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 10, 2012 are incorporated by reference into Part III of this Annual Report.

IXIA

FORM 10-K

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	57
Item 13.	Certain Relationships and Related Transactions, and Director Independence	57
Item 14.	Principal Accounting Fees and Services	57

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	58

SIGNATURES	61

PART I

Item 1.  Business

Overview

We are a leading provider of converged Internet Protocol (IP) test systems and services for wireless and wired infrastructures and services. Our hardware and software products allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. Our hardware platforms and software application tools help customers create, generate, and automate realistic, media-rich application traffic that stresses routers, switches, and converged network appliances. Our systems analyze Ethernet networks operating at speeds of up to 100 Gigabits per second (Gbps), as well as wireless networks and equipment, especially those associated with Wi-Fi, 3G (third generation), and Long-Term Evolution (LTE) technologies. Customers also use our suite of products to test and verify web, Internet, security, and business applications.

During the year ended December 31, 2011, we received orders from approximately 900 new and existing customers. Based on product shipments for the year ended December 31, 2011, our significant customers by category included:

•	Leading network equipment manufacturers such as Cisco Systems, Ericsson and Juniper Networks;

•	Semiconductor manufacturers such as Broadcom, HSL and LSI Corporation;

•	Voice, broadband and/or wireless service providers such as NTT, AT&T and Verizon;

•	Cable operators such as Comcast Cable, Time Warner and Charter Communications;

•	Enterprises such as Wells Fargo, Morgan Stanley and Oracle; and

•	Government contractors, departments and agencies such as General Dynamics, the U.S. Navy and Deutsche Bahn.

The delivery of communications and entertainment (e.g., data, voice, and video) traffic is moving to an all Internet Protocol (IP) infrastructure. To achieve “carrier-class” quality, this infrastructure must be thoroughly tested under realistic conditions prior to its deployment. Our vision is to accelerate the network convergence by providing the most comprehensive, easy-to-use, and automated test systems in the industry. Key growth drivers include the development and deployment of 10, 40, and 100 Gigabit Ethernet (GE) network equipment, the build-out of global wired and wireless carrier networks, the proliferation of video and media-rich applications, new Wi-Fi technologies, data center convergence, cloud computing, security devices and applications, and converged IP services such as voice, video, and data (multiplay) to the home and wireless devices. We intend to maintain our focus on technology leadership, expand and further penetrate our customer base, leverage our strengths into adjacent areas, develop new technologies, acquire key businesses and assets, and expand our international presence.

In June 2009, we acquired Catapult Communications Corporation (“Catapult”) and have continued to integrate its products into Ixia’s IxCatapult product line. The IxCatapult product line adds in-depth testing of wireless network components. In particular, these products include test hardware and software that address 2G, 3G, and Long-Term Evolution (LTE) wireless network access and core components. We have leveraged our IxLoad product to assist the IxCatapult solution with testing the mobile core network.

In October 2009, we acquired the N2X Data Network Testing Product Line (“N2X”) from Agilent Technologies, Inc. (“Agilent”) and created the IxN2X test solution. In addition to broadband and carrier access protocol industry expertise, the IxN2X product line is known for its intuitive and powerful user interface and excellent quality. Our development team is integrating IxN2X’s best practices into the IxNetwork system architecture, and IxN2X customers are taking advantage of Ixia’s layer 4-7 and wireless testing on new, high-density Gigabit and 10GE hardware that support both IxN2X and Ixia applications.

In July 2011, we acquired VeriWave, Inc. (“VeriWave”), a performance testing company for wireless LAN (WLAN) and Wi-Fi enabled smart devices. This acquisition expands our portfolio of supported network media and addresses the need for an end-to-end solution that completely tests converged Wi-Fi, wired, and 3G/LTE ecosystems.

The Increasing Need for Network and Application Testing and Measurement

The measurement and analysis of performance, functionality, service quality and conformance of networks, applications, and communication devices is important to the following groups:

•
Communications Chip Manufacturers. At the early stages of development of new components, communications chip manufacturers use our test systems to evaluate and analyze the conformance, interoperability, and performance of their components. This occurs during the design and development phase − typically prior to integration by network equipment manufacturers.

•
Network/Telecommunications Equipment Manufacturers (NEMs/TEMs). NEMs and TEMs provide voice, video, and data service infrastructure equipment to customer network operators, service providers, and network users, who specify high standards of functionality, performance, and reliability. To meet these higher standards, NEMs and TEMs must ensure the quality of their products during development and manufacturing (prior to deployment). Failure to ensure the consistent functionality and performance of their products may result in the loss of customers, increased research and development costs, increased support costs, and losses resulting from the return of products. NEMs use our test systems to run large-scale subscriber and service emulations, generating extreme traffic loads to verify the performance and capacity of their wired and wireless devices prior to deployment in production networks. Our systems are also used by NEMs and TEMs in the sales and acceptance process to demonstrate to their customers (e.g., service providers and enterprises) how the NEMs and TEMs products will operate under real-world conditions. Our conformance test suites are used by NEMs and TEMs to ensure that their devices conform to published standards – ensuring that they will be interoperable with other equipment.

•
Network Operators and Service Providers (Service Providers). Service providers seek to deliver a growing variety of high quality, advanced network services to their customers. Failure to provide satisfactory service can be costly through high subscriber churn rates and reduced Average Revenue per User (ARPU). To ensure desired service levels and overall quality of experience are acceptable, service provider R&D and network engineering groups must verify the performance and functionality of staged networks during equipment selection, network design, prior to deployment, and prior to hardware upgrades. Service providers use our test systems to emulate millions of subscribers to realistically predict end-user quality of experience delivered by providers’ wired and wireless infrastructure and services.

•
Enterprises and Government. These large customers spend significant amounts on networks and network services  – deploying LANs and WANs that rival some service provider networks in size and complexity. They use Ixia’s solutions in much the same way as service providers, verifying the performance and functionality of network equipment and making sure that new networks, services and applications will perform as expected. They also use our products to test the performance and scalability of their internal applications, which are often based on proprietary protocols.

Characteristics Demanded of Network and Application Test and Measurement Equipment

As networks and network devices become more intelligent and service-aware, performance, functionality, interoperability, and conformance testing solutions must reproduce volumes of subscriber traffic with increasing fidelity. Network testing solutions must also be highly scalable and capable of generating and analyzing large amounts of data at high speeds over increasingly complex configurations. Comprehensive, integrated testing must occur throughout network design, development, production, deployment, and operation stages. Because this testing and verification must take place across multiple layers of the network infrastructure and for all network protocols, network testing solutions are also required to be highly flexible, extensible and modular. This rapid evolution of complex network technologies and protocols  – which includes leading-edge technologies such as 40 and 100GE, Metro Ethernet, Carrier Ethernet, and Data Center Ethernet, voice over IP, video over IP, and LTE wireless networks – has resulted in the need for an integrated platform solution that is easy to use, with minimal training and set-up.

The Ixia Solution

Our solutions generate, capture, characterize, and analyze high volumes of realistic network and application traffic by identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. We offer hardware platforms with interchangeable media interfaces that use a common set of applications, application programming interfaces (APIs), and automation tools, allowing our customers to create integrated, easy-to-use automated test environments. Our systems analyze Ethernet networks operating at speeds of up to 100Gbps and wireless networks.

Our test systems provide our customers with the following key benefits:

Versatile High Performance. Our test systems generate and receive data traffic at full line rate – the maximum rate that data traffic can be transmitted over a network medium. Our systems provide accurate analysis across multiple layers of the overall network and of individual network components in real time. Our systems can be configured to either generate programmed packets of data or conduct complete sessions.

Our systems can analyze each discrete packet of information, thereby allowing our customers to precisely measure the performance of their networks and individual network components. This precision allows customers to accurately measure critical quality of service parameters such as throughput, latency, loss, and jitter. It also verifies data integrity, packet sequencing throughout the network, and quality of service (QoS).

When used for realistic application sessions or conversations between network endpoints, our systems emulate highly complex and specialized applications such as transferring electronic mail, browsing the Internet, conveying voice and video information, managing databases, and establishing wireless calls. This emulation allows our customers to accurately measure critical characteristics of their networks such as session setup rate, session tear down rate, and session capacity. By analyzing the content of these sessions, our customers can also accurately measure QoS and media quality.

Highly Scalable.  Each of our interface cards provides one or more ports through which our systems generate and receive data traffic. Each physical port contains its own dedicated logic circuits, with substantial memory and compute resources. Our customers can easily scale the size of their test bed or the amount of data traffic generated by inserting additional interface cards. By connecting multiple chassis and synchronizing hundreds of ports to operate simultaneously, our customers can simulate extremely large networks. Our GPS-based components even allow our chassis to be distributed throughout the world, while maintaining the close time synchronization necessary for precision tests. We believe that our systems can offer our customers one of the highest port density and scalable space efficient systems available. In addition, our client-server architecture allows multiple users in the same or different geographic locations to simultaneously access and operate different ports contained in the same chassis to run independent tests.

Highly Modular Hardware Platform. We offer hardware platforms with interchangeable interfaces, using a common set of applications and APIs. Our architectures enable the emulation of millions of network users on scalable platforms, with a mixture of both network and application layer traffic. These architectures offer our customers an integrated test environment that might otherwise require multiple products to cover the same test scenarios. We believe that our hardware platform solutions decrease the overall cost while increasing productivity and scalability, and reducing training requirements for our customers.

Our hardware products consist of stackable and portable chassis which, depending on the chassis model, can be configured with a mix of interface cards. This modular design allows our customers to quickly and easily create realistic, customized test configurations. Our open architecture accelerates the integration of additional network technologies into existing systems through the addition of new interface cards and distributed software.

Flexible. Our customers can easily expand our systems to address changing technologies, protocols, and applications without changing system hardware or replacing interface cards. This protects and optimizes customers’ investments by eliminating the need for “forklift upgrades” or the purchase of additional niche products.

Automated Testing. Our systems make it easy to create automated tests that can run unattended. We offer our customers a growing library of automated tests that simplify and streamline the test process. These tests are repeatable and the results are presented in a structured format for easy analysis. Ixia offers “Click-Thru Automation” that records and repeats interactive operation, providing automation without programming. In addition, Ixia's Tool Command Language (Tcl) API is a comprehensive programming interface to our hardware, as well as to our software applications. The Tcl API enables libraries of automated tests to be quickly built with specificity to a customer's environment. We also offer a utility that exports configurations created in our graphical user interface (GUI) as Tcl scripts.

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

Strategy

Our objective is to be the industry leader in providing performance, functionality, service quality, interoperability and conformance testing solutions for wireless and wired networks and services, including emerging and next-generation technologies such as 40/100GE, 802.11ac Wi-Fi, and LTE. This is in part accomplished by growing our portfolio of products and addressable markets through acquisitions of technologies, businesses, and assets, expanding our international presence and customer base, and continuing to deliver high quality products and support to our customers. Key elements of our strategy to achieve this objective include the following:

Continue to Expand our Addressable Markets. We plan to further expand our addressable markets into growth areas for wireless and wired network products and services – including content-aware routing and switching, networks that carry voice, video and data, wireless devices, network and application security, and next-generation networking technologies. We also plan to continue to apply our knowledge of these advanced communication technologies to develop or acquire tools for monitoring traffic in live networks.

Maintain Focus on Technology Leadership. We will continue to focus on research and development in order to maintain our technology leadership position, and to offer test systems that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as IEEE and the Internet Engineering Task Force, and to continue our active involvement in industry forums and alliances such as the Ethernet Alliance, Metro Ethernet Forum, TesLA Alliance (Test Lab Automation), Network Test Automation Forum (NTAF), Multi Service Forum (MSF), IMS Forum, Wi-Fi Alliance, WiMAX Forum, and 3GPP. We also plan to continue to work closely with some of our established customers who are developing emerging network technologies, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers’ needs as they evolve.

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

License and Acquire New Products. We will continue our strategy of acquiring products in key technologies that expand our product offerings, address customer needs, and enhance the breadth of our evolving product portfolio. Any such acquisitions may be made in the form of partnering with industry leaders, acquiring or licensing technology assets associated with product lines, or acquiring other companies.

Expand International Market Presence.  We will further pursue sales in key international markets, including the Europe, Middle East and Africa regions (EMEA), and the Asia Pacific region. In order to pursue sales in these markets, we intend to develop and expand our relationships with key customers and distributors, as well as expand our direct sales and marketing presence within these markets.

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

Chassis

Our primary chassis, the 12-slot XM12 and XG12, provides a high-density, highly-flexible test platform. Operating in conjunction with our test applications, our chassis provide the foundation for a complete, high-performance test environment. A wide array of interface modules are available for our chassis. The XM12 and XG12 chassis support up to 192 Gigabit and 384-10GE ports, 48-40GE ports and 24-100 GE ports, and 24 packet over SONET (POS) or asynchronous transfer mode (ATM) ports. These modules provide the network interfaces and distributed processing resources needed for executing a broad range of data, signaling, voice, video, and application testing for layers 1-7 of the network stack. Each chassis supports an integrated test controller that manages all system and testing resources. Resource ownership down to a per-port level, coupled with hot-swappable interface modules, ensures a highly-flexible, multi-user testing environment. Backward compatibility is maintained with key existing Ixia interface modules and test applications to provide seamless migration from and integration with existing Ixia test installations.

The IxN2X product line includes legacy N2X hardware chassis (up to four slots) and interface cards as well as new, high-density Gigabit and 10 Gigabit Ethernet load modules for the XM12 and XG12 chassis that support both the IxN2X and other Ixia applications. The new, high-density load modules work seamlessly with legacy N2X hardware and supports IxN2X applications with no changes to the API and GUI, offering legacy N2X users excellent investment protection. Hardware interfaces are available for 10Mbps through 10Gbps Ethernet, SONET/SDH, POS, ATM and Frame Relay.

The IxCatapult product line uses three different chassis types. The m500 chassis offers 16 slots for testing 2G, 3G, SS7 and LTE network components. The t600 chassis holds specialized cards used for LTE sector testing. The optional radio heads can be used to generate radio frequency (RF) signals for LTE base station (eNode B) testing.

The IxVeriWave product line uses two types of chassis. WaveTest is a powerful traffic generator/analyzer capable of generating thousands of independent client sessions, each representing a unique user of the network. Using WaveTest, network traffic can be accurately, repeatedly and precisely created. The WaveTest 20 supports 2 modules and the WaveTest 90 supports 9 modules for testing various Wi-Fi network protocols, including IEEE 802.11a/b/g/n and 10/100/1000 Mbps Ethernet.

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

In 2011, we introduced ImpairNet, an interface card that simulates real-world network impairments. Network equipment manufacturers and service providers use this card to ensure correct operation and recovery of their network under adverse conditions.

Interface cards used with IxCatapult are specialized processors that handle wireless signaling and user data. Small numbers of test ports are typically used for wireless node testing. The t600 chassis holds specialized cards used for LTE “sector” testing; three to six card sets are used to test each wireless sector.

The IxVeriWave WaveBlade series of load modules provide a state-of-the-art and an industry first test product to evaluate the functionality and performance of IEEE 802.11n-based WLAN networking products.

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

Voice Testing

IxLoad tests the functionality of VoIP and PSTN devices and services by emulating end devices and servers. Testing areas supported include SIP, SCCP (Skinny), H.323, MGCP, and H.248 (MEGACO), as well as TDM and analog telephony services. Performance testing of SIP devices and infrastructure is accomplished by emulating thousands of SIP callers and callees in performance testing scenarios. In 2010, we introduced a PSTN-E1/T1 interface that allows direct testing of telecommunications equipment.

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

Conformance Testing

IxANVL provides automated network/protocol validation. Developers and manufacturers of networking equipment and Internet devices can use IxANVL to validate protocol compliance and interoperability. IxANVL supports all industry standard test interfaces including 10Mbps/100Mpbs/1Gbps/10Gbps Ethernet, ATM, Serial, Async, T1/E1, and POS. It provides conformance, negative and regression testing on a large selection of protocols including bridging, routing, PPP, TCP/IP, IPv6, IP storage, RMON, VPN, MPLS, voice over IP, Metro Ethernet, and multicast.

Security Testing

IxLoad Attack tests the performance of stateful and deep packet inspection security devices, including firewalls, SSL gateways, virus scanners, spam filters, and intrusion detection systems (IDS). This is accomplished by emulating clients and servers, as well as through the use of distributed denial of service (DDoS) attacks. Key capabilities include the ability to mix valid user traffic with malicious traffic and to attach viruses to emails.

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

Broadband Testing

IxNetwork, IxLoad and IxN2X test broadband aggregation devices including B-RAS, DSLAMs, CMTSs, and edge routers. This is accomplished by emulating millions of broadband clients and generating traffic load over those connections. Protocol support includes PPPoX (PPPoE, PPPoA, PPPoEoA, dual-stack PPP), L2TPv2/v3, DHCPv4/v6, and ANCP.

IxChariot tests the broadband access transport network. This is accomplished by emulating application traffic – whether data, voice, or video – and measuring end-to-end performance and quality. Measurements include throughput, latency, jitter, mean opinion score (MOS), and media delivery index (MDI).

Automated Testing

Test case repeatability is critical for developers and test engineers alike. Given shrinking test cycles and higher time to market pressures, automation of test cases is key to quality assurance. Ixia offers a wide range of automation tools to suit different needs for flexibility and ease of use. We incorporated a powerful Macro Recorder in our IxNetwork product that records all GUI click-through operations into a repeatable sequence of steps.

IxAutomate provides a complete automation environment for testing layer 2-3 routers, switches, and similar devices. A set of predefined test suites is used to execute performance and functionality tests. Multiple tests, whether predefined or custom developed, can be scheduled for execution together with configuration of the device under test.

Test Conductor is a comprehensive, highly-scalable regression harness that is compatible with some our other key network testing tools. Test Conductor imports tests, associates them with a named regression test sequences, and allows detailed scheduling. Tests can be scheduled in series or in parallel based on a Windows Outlook™-like calendar tool. At-a-glance logs and summary reports display color-coded pass/fail results, as well as the progress of the tests within each regression. Automated device under test (DUT) configuration scripts can be scheduled to run in synchronization with the individual tests or with complete regression runs.

Our Tcl automation environment provides a comprehensive set of tools and APIs for automating testing with our hardware and software applications. Custom test libraries covering all of a customer's layer 2-7 testing requirements can be created in a single automation environment.

Most test applications contain a “ScriptGen” feature that automatically generates Tcl script code from test configurations. This accelerates the development of automation code and helps train new users in the Ixia Tcl API.

Wi-Fi Testing

In July 2011, Ixia acquired VeriWave and incorporated its products into Ixia’s product portfolio. IxVeriWave's tools are specifically designed to test Wi-Fi devices and wireless LAN networks using a client-centric model, as well as offering a solution that precisely measures the real-world behavior of a mobile device, its impact on other devices, and overall network performance. This approach delivers repeatable large-scale, real-world test scenarios which are virtually impossible to create by any other means.

Products in Development

We continue to develop our IP testing capabilities, and throughout 2012 we intend to remain focused on improving our position in performance, functional, interoperability, service quality and conformance testing in the following technology areas:

•	10, 40, and 100GE
•	Carrier, Metro, and Data Center Ethernet
•	Security
•	MPLS and MPLS-TP
•	IPv6
•	Voice and Video over IP
•	IPsec
•	Test Automation
•	LTE/EPC
•	VoLTE
•	Femtocell
•	Wi-Fi
•	Energy efficiency
•	Network impairment

We may delay or cancel the introduction of new products to the market as a result of a number of factors, some of which are beyond our control. For more information regarding these factors, see “Business – Research and Development” and “Risk Factors – If we are unable to successfully develop or introduce new products to keep pace with the rapid technological changes that characterize our market, our results of operations will be significantly harmed.”

Technology

The design of all of our systems requires a combination of sophisticated technical competencies, including design of field programmable gate arrays (FPGAs), which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required.  The design of all of our systems also requires high-speed digital hardware design, software engineering and optical and mechanical engineering. We have built an organization of professional staff with skills in all of these areas. The integration of these technical competencies enables us to design and manufacture test systems which are highly scalable to meet the needs of our customers.

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

Customers

Since our incorporation in May 1997 through December 31, 2011, we have shipped our systems to over 2,800 customers. No customer other than Cisco Systems has accounted for more than 10% of our total revenues in 2011, 2010 or 2009. Cisco Systems accounted for 13.5% of our total revenues in 2011, 13.5% of our total revenues in 2010 and 15.6% of our total revenues in 2009.

We do not have long-term or volume purchase contracts that commit our customers to future product purchases, and as a result they may reduce or discontinue purchasing from us at any time.

Competition

The market for providing wireless and wired network performance measurement and analysis systems is highly competitive, and we expect this competition to continue in the future. We currently compete with test solution vendors such as Spirent Communications, BreakingPoint Systems, JDS Uniphase, EXFO, Anritsu and Aeroflex.  We also compete with a number of small companies which are focused on network performance measurement, video and rich media, wireless and IMS, High Speed Ethernet (HSE) and Wi-Fi test. Additionally, some of our significant customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others.

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

Marketing.  We have a number of programs to support the sale and distribution of our systems and to inform existing and potential customers and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business by:

•	Sponsoring technical seminars and webinars that highlight our solutions,

•	Participating in industry trade shows and technical conferences,

•	Writing and distribution of various forms of collateral, including brochures, white papers, and application notes,

•	Demonstrating the performance and scalability of our products at our iSimCity proof-of-concept labs,

•	Communicating through our corporate website, and

•	Writing articles for online and print trade journals.

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

We are dependent upon sole or limited source suppliers for some key components and parts used in our systems, including among others, field programmable gate arrays, processors, oscillators and optical modules. We and our contract manufacturers forecast consumption and purchase components through purchase orders. We have no guaranteed or long-term supply arrangements with our respective suppliers. In addition, the availability of many components is dependent in part on our ability and the ability of our contract manufacturers and assembly companies to provide suppliers with accurate forecasts of future requirements, as well as the global commodity market. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source or delay in transitioning to a replacement supplier’s product or replacement component into our systems could disrupt our operations and significantly harm our business in any given period.

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

We plan to continue to make significant investments in research and development, including investments in certain product initiatives. Our research and development expenses were $75.1 million in 2011, $72.5 million in 2010, and $54.0 million in 2009. These expenses included stock-based compensation expense of $4.3 million in 2011, $5.2 million in 2010, and $4.5 million in 2009.

Intellectual Property and Proprietary Rights

Our success and ability to compete are dependent in part upon our ability to establish, protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of patent, trademark, trade secret and copyright laws and restrictions on disclosure and use to establish, protect, and maintain our intellectual property rights. We have patent applications and existing patents in the United States and in other jurisdictions. We cannot be certain that these applications will result in the issuance of any patents, or that any such patents, if they are issued, or our existing patents, will be upheld. We also cannot be certain that such patents, if issued, or our existing patents, will be effective in protecting our proprietary technology. We have registered the Ixia name, the Ixia logo and certain other trademarks in the United States, the European Union and other jurisdictions, and have filed for registration of additional trademarks.

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

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain or use technology or information such as trade secrets that we regard as confidential and proprietary. We cannot be certain that the steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of our proprietary technology or that our competitors will not independently develop technologies that are similar or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Any infringement or misappropriation of our intellectual property rights could result in significant litigation costs, and any failure to adequately protect our intellectual property rights could result in our competitors’ offering similar products, potentially resulting in loss of competitive advantage, loss of market share and decreased revenues. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our business.

The telecommunication and data communications industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or related standards that are important to our business. We generally have not conducted searches to determine whether the technologies that we use infringe upon or misappropriate intellectual property rights held by third parties. Any claims asserting that any of our products or services infringe or misappropriate proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See Part I, Item 3 of this Form 10-K for additional information.

Employees

As of December 31, 2011, we had approximately 1,300 full time employees, approximately 500 of whom were located in the U.S. We also from time to time hire temporary and part-time employees and independent contractors.  Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing, and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

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

Our business may be adversely affected by unfavorable general economic and market conditions

Our business is subject to the effects of general economic conditions in the United States and globally and, in particular, market conditions in the communications and networking industries. Our operating results have been adversely affected as a result of unfavorable economic conditions and reduced or deferred capital spending in the United States, Europe, Asia and other parts of the world. Despite an 11.4% increase in our total revenues in 2011 compared to 2010, our total revenues in the second quarter of 2011 were lower than expected due, in part, to delays and/or reductions in spending at certain customers.  While our total revenues rebounded in the third and fourth quarters of 2011, the reduction in customer spending in the 2011 second quarter and the general uncertainty we continue to see in the global business environment limit our ability to accurately forecast the future demand and revenue trends for our products and services.

The global financial crisis that began in 2008 included, among other things, significant reductions in available capital and liquidity from banks and other credit providers, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may be in a prolonged recessionary period. Unfavorable economic and market conditions such as these could likely result in lower capital spending by our customers on test and measurement solutions, and therefore demand for our products could decline, adversely impacting our revenue. Challenging economic and market conditions may also impair the ability of our customers to pay for the products and services they have purchased.

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

•
our failure to identify in the due diligence process significant issues with product quality or development and liabilities related to intellectual property infringement, tax or other regulatory matters;

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

Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and we cannot be certain that we would be successful in overcoming problems in connection with our past or future acquisitions. Our inability to do so could significantly harm our business, revenues and results of operations. On July 18, 2011, we completed the acquisition of VeriWave. See Note 3 to the Financial Statements included in this Annual Report on Form 10-K.

Competition in our market could significantly harm our results of operations

The market for our products is highly competitive. We face competition primarily from wireline and wireless test solution vendors such as Spirent Communications, BreakingPoint Systems, EXFO, Anritsu, and Aeroflex. We also compete with a number of other small companies which are focused on network performance analysis and measurement. Additionally, some of our significant customers have developed, or may develop, in-house performance analysis products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has in the past accounted for a significant portion of our revenues, we cannot be certain that it will continue to do so.

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

Because we depend on a limited number of customers for a majority of our revenues, any cancellation, reduction or delay in purchases by one or more of these customers could significantly harm our revenues and results of operations

Historically, a small number of customers has accounted for a significant portion of our total revenues. Sales to our top five customers accounted for 30% to 40% of total revenues for each of the three years ended December 31, 2011, 2010 and 2009. Additionally, sales to our largest customer, Cisco Systems, accounted for 13.5% of our total revenues in 2011, 13.5% of our total revenues in 2010, and 15.6% of our total revenues in 2009. We expect that significant customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. Our dependence on large orders from a limited number of customers makes our relationships with these customers critical to the success of our business. We cannot be certain that we will be able to retain our largest customers, that we will be able to increase our sales to our other existing customers or that we will be able to attract additional customers. From time to time, we have experienced delays and reductions in orders from some of our major customers. In addition, our customers have sought price reductions or other concessions from us and will likely continue to do so. We typically do not have long-term or volume purchase contracts with our customers, and our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to one of these customers, our inability to successfully develop and maintain relationships with existing and new customers, or requirements that we make price reductions or other concessions could significantly harm our revenues and results of operations.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business

Large network and telecommunication equipment manufacturers and service providers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features, reduce our prices or grant other concessions. As we seek to sell more products to these large customers, we may be required to agree to such terms and conditions. These terms may affect the amounts and timing of revenue recognition and our profit margins, which may adversely affect our profitability and financial condition in the affected periods.

If we do not diversify our customer base, we may not be able to grow our business or increase our profitability

To date, the majority of our total revenues have been generated from sales to network and telecommunication equipment manufacturers. Our growth depends, in part, on our ability to diversify our customer base by increasing sales to enterprises, government departments and agencies, network operators and service providers, and communications chip manufacturers. To effectively compete for the business of these customers, we must develop new products and enhancements to existing products and expand our sales, marketing and customer service capabilities, which will result in increases in operating costs. If we cannot offset these increases in costs with an increase in our revenues, our operating results may be adversely affected. Some of our existing and potential competitors have existing relationships with many enterprises, government departments and agencies, network operators and service providers, and communications chip manufacturers. We cannot be certain that we will be successful in increasing our sales presence in these markets. Any failure by us to increase sales in these markets would adversely affect our growth.

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

Our recent level of gross margins may not be sustainable and may continue to be adversely affected by numerous factors, including:

•	increased price competition;

•	changes in customer, geographic or product mix (such as the mix of software versus hardware product sales);

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	new product introductions by us and by our competitors:

•	changes in shipment volume;

•	excess or obsolete inventory costs;

•	increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on, our products; and

•	increase in labor costs.

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

If we are unable to expand our international sales and distribution channels or manage them effectively, our results of operations would be harmed

Historically, distributors have generated a significant portion of our international sales. In the past, we have had distributors who entered bankruptcy or who performed poorly and were therefore terminated as distributors of our products. Moreover, if we terminate a distribution relationship for performance-related or other reasons, we may be subject to wrongful termination claims which may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits, which could adversely impact our profitability.

Losses of one or more of our international distributors or their failure to sell our products would limit our ability to sustain and grow our revenues in international markets. We intend to continue to expand our operations in the Asia Pacific and EMEA regions by adding distributors and international sales and support personnel. Our failure in these efforts could significantly harm our revenues and results of operations, and decrease the value of our stock.

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

International activity may increase our cost of doing business or disrupt our business

We plan to continue to maintain or expand our international operations and sales activities.  Operating internationally involves inherent risks that we may not be able to control, including:

•	difficulties in recruiting, hiring, training and retaining international personnel;

•	increased complexity and costs of managing international operations;

•	growing demand for and cost of technical personnel;

•	changing governmental laws and regulations, including those related to income taxes, and the UK Anti-Bribery and the Foreign Corrupt Practices Acts;

•	increased exposure to foreign currency exchange rate fluctuations;

•	political and economic instability, including military conflict and social unrest;

•	commercial laws and business practices that favor local competition;

•	differing labor and employment laws;

•	supporting multiple languages;

•	reduced or limited protections of intellectual property rights;

•	more complicated logistical and distribution arrangements; and

•	longer accounts receivable cycles and difficulties in collecting receivables.

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

Our reported financial results could suffer if there is an impairment of goodwill or acquired intangible assets

We are required (i) to test annually, and review when circumstances warrant, the value of our goodwill associated with past acquisitions and any future acquisitions, and (ii) to test the value of our acquisition-related intangible assets when circumstances warrant to determine if an impairment has occurred.  If such assets are deemed impaired, an impairment loss equal to the amount by which the applicable carrying amount exceeds (i) the implied fair value of the goodwill or (ii) the estimated fair value of acquired intangible assets would be recognized.  This would result in an incremental charge for that quarter which would adversely impact our earnings for the period in which the impairment was determined to have occurred.  For example, such impairment could occur if the market value of our Common Stock falls below the carrying value of our net assets for a sustained period.  The recent economic downturn contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours.  Such declines in our stock price or the failure of our stock price to recover from these declines, as well as any marked decline in our level of revenues or profit margins, increase the risk that goodwill may become impaired in future periods.  We cannot accurately predict the amount and timing of any impairment of our goodwill or acquired intangible assets.

Restructuring our workforce can be disruptive

We have in the past restructured or made other adjustments to our workforce in response to the economic environment, performance issues, recent acquisitions and other internal and external considerations. During 2009 and 2010, we completed a total of three restructurings related to our 2009 acquisitions and to the economic downturn (See Note 4 to the Consolidated Financial Statements). Restructurings, among other things, can result in a temporary lack of focus and reduced productivity. These effects could recur in connection with future acquisitions and other restructurings and, as a result, our operating results and financial condition could be negatively affected.

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

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products

From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. We cannot provide assurance that others will not claim that have infringed upon or misappropriated their intellectual property rights or that we do not in fact infringe upon or misappropriate those intellectual property rights. We have not conducted searches to determine whether the technology we have in our products infringes or misappropriates intellectual property rights held by third parties.

Any claims asserting that any of our products or services infringe or misappropriate proprietary rights of third parties, if determined adversely to us, could significantly affect our ability to conduct business and harm our results of operations.  Any such claims, with or without merit, could:

•	be time-consuming;

•	result in costly litigation;

•	divert the efforts of our technical and management personnel;

•	require us to modify the products or services at issue or to develop alternative technology, thereby causing delivery delays and the loss or deferral of revenues;

•	require us to cease selling the products or services at issue;

•	require us to pay substantial damage awards;

•	expose us to indemnity claims from our customers;

•	damage our reputation; or

•	require us to enter into royalty or licensing agreements which, if required, may not be available on terms acceptable to us, if at all.

In the event any such claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products or services to avoid infringement or misappropriation, our revenues, results of operations, and competitive position could be harmed.

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

Our failure to protect our intellectual property may significantly harm our results of operations and reputation

Our success and ability to compete is dependent in part on our ability to establish, protect and maintain our proprietary rights to our intellectual property.  We currently rely on a combination of patent, trade secret, trademark and copyright laws, and restrictions on disclosure and use, to establish, protect, and maintain our intellectual property rights.  To date, we have relied primarily on trade secret laws to protect our proprietary processes and know-how.  We also have patent applications and existing patents in the United States and other jurisdictions.  We cannot be certain that any of these applications will be approved or that any such patents, if issued, or our existing patents, will be upheld.  We also cannot be certain that our existing patents and any such additional patents, if issued, will be effective in protecting our proprietary technology.

We generally enter into assignment of rights and confidentiality agreements with our officers, employees and consultants.  We also generally limit access to and distribution of our source code and further limit the disclosure and use of our other proprietary information.  However, these measures provide only limited protection of our intellectual property rights.  In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances.  Any infringement or misappropriation of our intellectual property rights could result in significant litigation costs, and any failure to adequately protect our intellectual property rights could result in our competitors’ offering similar products, potentially resulting in loss of one or more competitive advantages, loss of market share and decreased revenues.

Despite our efforts to protect our intellectual property rights, existing trade secret, copyright, patent and trademark laws afford us only limited protection.  In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.  Accordingly, we may not be able to prevent misappropriation of our proprietary technologies or to deter others from developing similar technologies.  Others may attempt to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary.  Further, monitoring the unauthorized use of our products and our intellectual property rights is difficult.  Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others.  Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our results of operations and reputation.

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

The issuance of shares of our Common Stock upon conversion of the Convertible Senior Notes will dilute the ownership interest of our existing shareholders, including holders who had previously converted their Convertible Senior Notes

The issuance of shares of our Common Stock upon conversion of our Convertible Senior Notes (the “Notes”), including the effect on the conversion rate should a make whole adjustment event occur, will dilute the ownership interests of our existing shareholders. Any sales in the public market of our Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our Common Stock.

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

Our investment portfolio may become impaired by deterioration of the financial markets

We follow an established investment policy and set of objectives designed to preserve principal and liquidity, to generate a market return given the policy’s guidelines and to avoid certain investment concentrations. The policy also sets forth credit quality standards and limits our exposure to any one non-government issuer. Our cash equivalent and short- and long-term investment portfolio as of December 31, 2011 consisted of money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities.

These investments are generally classified as available-for-sale and are recorded on our consolidated balance sheets at fair value. Although our investment portfolio’s amortized cost approximated fair value as of December 31, 2011, we cannot predict future market conditions or market liquidity, or the future value of our investments. As a result, we can provide no assurance that our investment portfolio will not be impaired in the future and that any such impairment will not materially and adversely impact our financial condition, results of operations and cash flows.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations

Changes in accounting regulations and standards, such as the increased use of fair value measures and the potential requirement that U.S. registrants prepare financial statements in accordance with International Financial Reporting Standards, could have a significant effect on our results of operations. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations and accounting standards, as well as the questioning of, or changes to, currently accepted accounting practices in the technology industry may adversely affect our financial results, may also require significant resources to implement and these resources may not be available or may have a premium attached, may divert existing resources from operational initiatives to financial reporting compliance, one or all of which could have an adverse effect on our stock price.

Our business is subject to changing regulation that has resulted in increased costs and may continue to result in additional costs in the future

We are subject to laws, rules and regulations of federal and state regulatory authorities, including The Nasdaq Stock Market LLC (“Nasdaq”) and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued new requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”) and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

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

Additionally, the SEC has proposed disclosure requirements as part of the Dodd-Frank Act, regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those countries. The additional disclosure rules will take effect after the first full year following the promulgation of the SEC's final rules (e.g., if the SEC finalizes the rules in 2012, it would be effective for our 2013 Form 10-K). The implementation of these requirements could affect the sourcing and availability of products we purchase from our suppliers and contract manufacturers. This may also reduce the number of suppliers who provide products containing conflict free metals, and may affect our ability to obtain products in sufficient quantities, in a timely manner or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may not be able to easily verify the origins for all metals used in our products. As a result, the costs of such an effort could be significant.

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

Man-made problems such as cybersecurity attacks, computer viruses or terrorism may disrupt our operations and harm our operating results

Despite our implementation of network security measures, our network may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruption to the economy and create further uncertainties in the economy. Energy shortages, such as gas or electricity shortages, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

Our stock price may continue to be volatile

The trading price of our Common Stock has fluctuated substantially in recent years. The trading price may be subject to future fluctuations in response to, among other events and factors: (i)  the global economic environment; (ii) variations in our quarterly operating results; (iii) the gain or loss of significant orders; (iv) changes in earnings estimates by analysts who cover our stock; (v) changes in our revenue and/or earnings guidance as periodically announced in our earnings calls or press releases; (vi) announcements of technological innovations and new products by us or our competitors; (vii) changes in domestic and international economic, political and business conditions; (viii) consolidation and general conditions in our industry; and (ix) changes in our executive management team. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in our industry that have been unrelated to the operating performance of these companies. These market fluctuations have affected and may continue to affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2011, all of our properties are leased and we do not own any real property. Our corporate headquarters are located in Calabasas, California, where we currently lease approximately 84,100 square feet of space which houses our research and development, sales and marketing, finance and administration, and manufacturing operations.  This lease terminates on May 31, 2013, and we have an option to extend the term of the lease for an additional five-year period. We also lease office space for sales, support, marketing, operations and administration in the United Kingdom, Ireland, Germany, France, Finland, Sweden, Canada, South Korea, Japan, China, Singapore, India, Malaysia, United Arab Emirates and Spain, and in various states throughout the United States.  Additionally, we have leased research and development facilities in Romania, India, Australia, and Canada.  We believe that our current facilities will be adequate to meet our needs for the next 12 months, or that we will be able to obtain additional space when and as needed on acceptable terms.

Item 3.  Legal Proceedings

For information on our legal proceedings, see Note 10 to the Consolidated Financial Statements included in this Form 10-K.

Item 4.  Mine Safety Disclosures

Not applicable.

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

	High	Low
2011
Fourth quarter	$11.77	$7.50
Third quarter	13.01	7.15
Second quarter	16.81	12.19
First quarter	19.02	14.81
2010
Fourth quarter	$18.21	$12.48
Third quarter	12.75	8.47
Second quarter	10.81	8.53
First quarter	9.59	7.00

On February 17, 2012, the closing sales price reported for our Common Stock was $14.36 per share, and as of that date there were approximately 20 shareholders of record.

We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future.

The following graph compares the cumulative total return on the Company's Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the five-year period commencing January 1, 2007.  Ixia is one of the companies that makes up the Nasdaq Telecommunications Index. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Ixia	$100.00	$98.75	$60.21	$77.60	$174.79	$109.48
Nasdaq Composite Index	100.00	110.26	65.65	95.19	112.10	110.81
Nasdaq Telecommunications Index	100.00	113.32	61.52	85.61	94.28	83.51

(b)	Use of Proceeds

None.

(c)	Issuer Repurchases of Equity Securities

None.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements.  The consolidated statement of operations data set forth below for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from the audited consolidated financial statements not included herein, but which were previously filed with the SEC.

	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues:
Products	$249,670	$227,880	$142,871	$146,802	$148,226
Services	58,686	48,935	35,123	29,065	25,895
Total revenues	308,356	276,815	177,994	175,867	174,121

Costs and operating expenses: (1)
Cost of revenues - products	56,801	54,378	36,722	32,411	32,724
Cost of revenues - services	6,520	6,327	3,859	4,475	3,870
Research and development	75,101	72,488	53,977	49,167	47,407
Sales and marketing	87,011	79,986	60,374	59,374	57,420
General and administrative	33,648	35,142	28,061	25,502	24,927
Amortization of intangible assets	15,980	17,545	11,391	5,664	7,108
Acquisition and other related(2)	1,100	2,991	6,179	1,479	—
Restructuring	—	3,587	4,637	—	—
Impairment of purchased technology and intangible assets(3)	—	—	—	—	3,263
Total costs and operating expenses	276,161	272,444	205,200	178,072	176,719

Income (loss) from operations	32,195	4,371	(27,206)	(2,205)	(2,598)
Interest income and other, net(4)	2,059	10,970	2,160	6,574	11,723
Interest expense(5)	(7,200)	(480)	—	—	—
Other-than-temporary impairment on investments(6)	—	—	(2,761)	(20,243)	—
Income (loss) before income taxes	27,054	14,861	(27,807)	(15,874)	9,125
Income tax expense(7)	3,279	3,653	16,396	21	2,119
Net income (loss)	$23,775	$11,208	$(44,203)	$(15,895)	$7,006

Earnings (loss) per share:
Basic	$0.34	$0.17	$(0.70)	$(0.24)	$0.10
Diluted	$0.33	$0.17	$(0.70)	$(0.24)	$0.10

Weighted average number of common and common equivalent shares outstanding:
Basic	69,231	65,157	62,710	65,087	67,936
Diluted	71,664	67,769	62,710	65,087	69,386

(1)	Stock-based compensation included in:

Cost of revenues - products	$402	$524	$478	$513	$519
Cost of revenues - services	153	198	182	195	197
Research and development	4,286	5,195	4,491	4,166	5,243
Sales and marketing	3,296	3,592	2,989	3,411	4,416
General and administrative	4,454	3,406	2,395	2,360	2,659

(2)
In 2009, we adopted new accounting guidance for business combinations.  As a result, transactions costs related to our acquisitions of Catapult, N2X and VeriWave were expensed as incurred rather than treated as part of the purchase price.

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

(5)
In December 2010, we issued $200.0 million in aggregate principal amount of 3.00% convertible senior notes that mature on December 15, 2015, if not converted. Interest expense consists of interest due to the holders of our notes, as well as the amortization of the associated debt issuance costs. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During 2011, we made interest payments of $6.1 million.

(6)
Our 2009 and 2008 results include a pre-tax other-than-temporary impairment charge of $2.8 million and $15.8 million, respectively,to earnings related to our investments in auction rate securities. Our 2008 results also include a pre-tax other-than-temporary impairment charge of $4.4 million to earnings related to our investments in bonds issued by Lehman Brothers Holdings, Inc.

(7)
In 2009, our income tax expense includes a $28.1 million charge related primarily to the establishment of a valuation allowance against our remaining net U.S. deferred tax assets. In 2008, our income tax expense includes a $7.9 million charge related primarily to the establishment of a valuation allowance against our deferred tax assets associated with the unrealized impairment (capital) losses discussed above.

	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$42,729	$76,082	$15,061	$192,791	$188,892
Short-term investments in marketable securities	156,684	151,696	10,337	9,850	4,999
Working capital	230,545	254,373	46,937	217,882	206,059
Long-term investments in marketable securities	185,608	111,440	53,582	3,657	54,609
Total assets	634,467	589,883	309,088	328,426	369,440
Convertible senior notes	200,000	200,000	—	—	—
Total liabilities	290,105	298,403	72,423	55,230	52,940
Total shareholders’ equity	344,362	291,480	236,665	273,196	316,500

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.  The consolidated results of operations for the years ended December 31, 2011, 2010 and 2009 are not necessarily indicative of the results that may be expected for any future period.  The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Business Overview

We are a leading provider of converged Internet Protocol (IP) test systems and services for wireless and wired infrastructures and services. Our hardware and software products allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. Our hardware platforms and software application tools help customers create, generate, and automate realistic, media-rich application traffic that stresses routers, switches, and converged network appliances. Our systems analyze Ethernet networks operating at speeds of up to 100 Gigabits per second (Gbps), as well as wireless networks and equipment, especially those associated with Wi-Fi, 3G (third generation), and Long-Term Evolution (LTE) technologies. Customers also use our suite of products to test and verify web, Internet, security, and business applications.

Acquisition of VeriWave, Inc. On July 18, 2011, we completed our acquisition of all of the outstanding stock of VeriWave.  The purchase price for VeriWave totaled $15.8 million, or $15.6 million net of VeriWave’s existing cash and investment balances at the time of the acquisition. The acquisition was funded from our existing cash and cash equivalents. VeriWave’s test solutions validate wireless networks, devices, and applications by benchmarking and measuring speed, quality, interoperability, compliance, and other pivotal aspects of mobile performance.  The results of operations of VeriWave have been included in the consolidated statements of operations and cash flows since the date of the acquisition.

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

Acquisition of Agilent Technologies’ N2X Data Network Testing Product Line. On October 30, 2009, we completed our acquisition from Agilent of its N2X Data Network Testing Product Line (“N2X”) for $42.8 million in cash and the assumption of certain liabilities of N2X.  In return for the consideration paid, we acquired certain assets and liabilities of N2X, including inventory, accounts receivable, fixed assets, accounts payable, customer relationships, certain intellectual property rights, and other assets.  The N2X products provide network equipment manufacturers and service providers with solutions to validate the performance and scalability characteristics of next-generation network equipment for voice, video and data (multiplay) services.  The acquisition was funded from our existing cash and investments.  The results of operations of N2X have been included in the consolidated statements of operations and cash flows since the date of the acquisition.  See Note 3 to the Consolidated Financial Statements included in this Form 10-K.

Acquisition of Catapult Communications Corporation. On June 23, 2009, we completed our acquisition of all of the outstanding shares of Common Stock of Catapult.  Catapult provides advanced wireless test systems to network equipment manufacturers and service providers worldwide.  Catapult’s 3G and 4G wireless networking test solutions complement our IP performance test systems and service verification platforms. With this acquisition, we broadened our product portfolio and provide a single source solution for testing converged multiplay IP services over wireless and wireline networks to new and existing customers.  The purchase price for Catapult totaled $106.6 million, or $65.4 million net of Catapult’s existing cash and investment balances at the time of the acquisition.  The acquisition was funded from our existing cash and cash equivalents.  The results of operations of Catapult have been included in the consolidated statements of operations and cash flows since the date of the acquisition.  See Note 3 to the Consolidated Financial Statements included in this Form 10-K.

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

During the three years ended December 31, 2011, our Ethernet interface cards have represented the majority of our product revenues. In general, our Ethernet interface cards, including our 1 Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, are used to test equipment and advanced IP services in the core and at the edge of the Internet. During 2011, our 10 Gigabit Ethernet interface cards continued to be our strongest seller, as our customers upgraded and added capacity to their test environments. Over the next 12 months, we expect that the sale of our Ethernet interface cards will continue to represent the majority of our revenues with 10 Gigabit Ethernet interface cards continuing to be our top selling product category. During 2011, our business improved across nearly all of our product types and our total revenues grew $31.5 million, or 11.4%, over the revenues generated in 2010.  While we were encouraged by our 2011 performance, we remain cautiously optimistic about the extent and length of the economic recovery and about some of our customers’ willingness to continue spending at the levels we experienced during 2011, especially given the weakness we saw in our 2011 second quarter.

Sales to our largest customer accounted for $41.7 million, or 13.5%, of our total revenues in 2011, $37.5 million, or 13.5%, of our total revenues in 2010 and $27.8 million, or 15.6%, of our total revenues in 2009. To date, we have generated the majority of our revenues from network and telecommunication equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generated revenues from shipments to international locations of $153.1 million, or 49.7% of our total revenues, in 2011, $136.0 million, or 49.1% of our total revenues, in 2010, and $76.3 million, or 42.9% of our total revenues, in 2009. During 2011, our total revenues generated from international locations increased in dollar terms when compared to the same periods in 2010 and 2009, due in part to additional international sales arising from our acquisitions of Catapult in June 2009 and N2X in October 2009 as well as continued sales growth in Europe and Asia Pacific as we continued to invest in our sales teams and channels in these regions. We intend to continue increasing our sales efforts internationally in Europe and the Asia Pacific region. While there could be fluctuations on a quarterly basis, we expect our international revenues to be approximately 50% of our total revenues on an annualized basis.

Revenue Recognition

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

We adopted the new guidance on revenue recognition in the first quarter of 2011 on a prospective basis for applicable revenue arrangements originating or materially modified on or after January 1, 2011.  The impact of the adoption of the new revenue recognition guidance is to accelerate the timing of revenue recognition principally related to partial shipments of hardware products at the end of accounting periods, which impact may vary from period to period.  In periods prior to the adoption of the new guidance, the revenue related to partial shipments of our hardware products which were sold with software deliverables was deferred under the software revenue recognition guidance until the shipment or delivery of all items of a multiple element arrangement had occurred, other than the delivery of post contract customer support and maintenance (“PCS”).  PCS was deferred based on established vendor specific objective evidence (“VSOE”) of selling price.  As our revenues are generated from the sale of hardware and software products, and related services, a portion of our revenues will continue to be recognized under the software revenue recognition guidance (see below for additional information). Had we recognized revenue in a manner consistent with our policies prior to January 1, 2011, our total revenues for the year ended December 31, 2011 would have been reduced by approximately 3%.

Our test systems include hardware and software products, and the related services. As such, we recognize our revenue in accordance with authoritative guidance on both hardware and software revenue recognition.  Furthermore, in accordance with the amended revenue recognition guidance, our hardware platform and certain other products that include both tangible products and software elements that function together to deliver the tangible product’s essential functionality have been scoped out of software revenue recognition guidance, and therefore these products are accounted for as hardware products for revenue recognition purposes.

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

Sales to Distributors

We principally use distributors to complement our direct sales and marketing efforts in certain international markets. Due to the broad range of features and options available with our hardware and software products, distributors generally do not stock our products and typically place orders with us after receiving an order from an end customer. These distributors receive business terms of sale similar to those received by our other customers, and payment is not contingent on the distributor’s sell-through to and receipt of payment from its end customer.  As such, for sales to distributors, we recognize revenue when the risks and rewards of ownership have transferred to the distributor provided that the other revenue recognition criteria noted above have been met.

Stock-Based Compensation.  Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date.  We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of our share-based awards.  The determination of the fair value for accounting purposes of share-based awards using the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate.  The expected life and expected volatility are estimated based on historical data.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards.  Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest.  The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates.  We evaluate the assumptions used to value share-based awards on a periodic basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense.  We recognize stock-based compensation expense based on the graded, or accelerated multiple-option, approach over the vesting period.

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

For the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense was $12.6 million, $12.9 million and $10.5 million, respectively. Our stock-based compensation expense increased for the year ended December 31, 2010 as compared to 2009 due in part to (i) the incremental impact of the share-based awards granted to the employees related to our 2009 acquisitions of Catapult and N2X, (ii) a decrease in estimated and actual forfeitures, and (iii) the increase in the price of our Common Stock and weighted grant date fair values for new awards in 2010 when compared to 2009. The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2012 through 2015 related to unvested share-based awards as of December 31, 2011 was approximately $15.5 million.  To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants.  We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs.  The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues.  Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel.  We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facility in Calabasas, California and/or in Penang, Malaysia.  Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers.  Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period.  Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $10.8 million, $12.8 million and $9.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, which are included within our Amortization of Intangible Assets line item on our consolidated statements of operations.

Our cost of revenues as a percentage of total revenues is primarily affected by the following factors:

•	our pricing policies and those of our competitors;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of customers and sales channels through which our products are sold;

•	the mix of our products sold, such as the mix of software versus hardware product sales;

•	new product introductions by us and by our competitors;

•	demand for and quality of our products; and

•	shipment volume.

In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we expect to continue to experience pricing pressure on larger transactions and from larger customers as a result of competition.

Operating Expenses.  Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses.  In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related, and restructuring expenses discussed below, to increase modestly in 2012 when compared to 2011, due primarily to investments in certain product initiatives.

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

•
Amortization of intangible assets consists of the purchase price of various intangible assets over their estimated useful lives.  We evaluate our identifiable definite life intangible assets and other long-lived assets for impairment, when events or changes in circumstances indicate that a potential impairment may exist.  An impairment charge would be recorded to the extent that the carrying value exceeds its undiscounted cash flows and its estimated fair value in the period that the impairment circumstances occurred.  We also evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist.  Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value.  The future amortization expense of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies or product lines or are required to record impairment charges related to our acquired intangible assets.  See Note 8 to the Consolidated Financial Statements included in this Form 10-K.

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

While we continue to maintain a valuation allowance against our U.S. deferred tax assets, if the Company continues its recent trend of pre-tax book income in the U.S., we may release the valuation allowance, or a portion thereof, which will have a favorable impact on our effective tax rate.  At this time, it is uncertain when such a release may occur and we continue to monitor the need for a valuation allowance each reporting period.

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

•
Allowance for Doubtful Accounts. We review the allowance for doubtful accounts monthly and provisions are made upon a specific review of all significant past due receivables. For those receivables not specifically reviewed, provisions are provided at a general rate that is determined based on historical write-off experience, our assessment of current customer information and other relevant data. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

•
Income Taxes. We operate in numerous states and countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions.  Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations.  Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In determining whether we need to record a valuation allowance against our deferred tax assets, management must make a number of estimates, assumptions and judgments, including estimates of future earnings and taxable income. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The determination to record or release valuation allowance requires significant judgment. During 2011, 2010, and 2009, management evaluated the need for a full valuation allowance against our net U.S. deferred tax assets and concluded that a full valuation allowance against our net U.S. deferred tax assets was warranted due to, among other reasons, (i) the realized cumulative accounting losses sustained in the U.S., (ii) the taxable losses incurred in the U.S. in 2010 and 2009 and (iii) our uncertainty with respect to generating future U.S. taxable income in the near term given our recently completed U.S. projections and a number of inherent uncertainties such as the future level of U.S. tax deductions from our share-based awards. To the extent these circumstances change we may need to release the valuation allowance.

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

•
Impairment of Long-Lived Assets. We evaluate our identifiable definite life intangible assets and other long-lived assets for impairment, when events or changes in circumstances indicate that a potential impairment may exist.  We first estimate the undiscounted cash flows to be generated from the use and ultimate disposition of the applicable asset.  To the extent that the estimated undiscounted cash flows fall below the carrying value of the related intangible or other long lived asset, we write-down the asset to its estimated fair value.  Fair value is generally determined based on discounted cash flows.  Determining the fair value based on discounted cash flows is subjective in nature and often involves the use of significant estimates and assumptions about future results and discount rates.  We evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist.  Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value.  We completed our annual goodwill impairment test of our single reporting unit in the fourth quarter of 2011 and determined that there was no impairment.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	2011	2010	2009
Revenues:
Products	81.0%	82.3%	80.3%
Services	19.0	17.7	19.7
Total revenues	100.0	100.0	100.0

Costs and operating expenses: (1)
Cost of revenues - products	18.4	19.6	20.6
Cost of revenues - services	2.1	2.3	2.2
Research and development	24.4	26.2	30.3
Sales and marketing	28.2	28.9	33.9
General and administrative	10.9	12.7	15.7
Amortization of intangible assets	5.2	6.3	6.4
Acquisition and other related	0.4	1.1	3.5
Restructuring	—	1.3	2.6
Total costs and operating expenses	89.6	98.4	115.2
Income (loss) from operations	10.4	1.6	(15.2)
Interest income and other, net	0.7	3.9	1.2
Interest expense	(2.3)	(0.2)	—
Other-than-temporary impairment on investments	—	—	(1.6)
Income (loss) before income taxes	8.8	5.3	(15.6)
Income tax expense	1.1	1.3	9.2
Net income (loss)	7.7%	4.0%	(24.8)%

(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.2%	0.3%
Cost of revenues - services	0.1	0.1	0.1
Research and development	1.4	1.9	2.5
Sales and marketing	1.1	1.3	1.7
General and administrative	1.4	1.2	1.3

Comparison of the Years Ended December 31, 2011 and 2010

Revenues. In 2011, total revenues increased 11.4% to $308.4 million from $276.8 million in 2010. This increase was primarily due to an $11.9 million increase in shipments of our hardware products (primarily our 10 Gigabit and 40/100 Gigabit Ethernet interface cards) and an increase in the ratable recognition of our revenues from initial PCS and extended PCS and warranty contracts. Additionally, we adopted new revenue recognition guidance in the first quarter of 2011 on a prospective basis (i.e., prior period amounts were not adjusted) for applicable arrangements originating or materially modified on or after January 1, 2011. Had we recognized revenue in a manner consistent with our policies prior to January 1, 2011, our total revenues for 2011 would have been reduced by approximately 3%. For additional information with respect to revenue recognition, see Note 1 to the Consolidated Financial Statements included in this Form 10-K.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 20.5% in 2011 from 21.9% in 2010. The decrease in our total cost of revenues as a percentage of total revenues was principally due to (i) the decrease in royalty payments, as we were no longer obligated to pay royalties on certain terminated contracts, and (ii) the leverage gained on certain fixed cost components within our cost of revenues (primarily for salaries and other expenses related to our manufacturing and supply operations, and technical support personnel), which increased 2.8% on a year-over-year basis compared to the 11.4% increase in total revenues over the same period.

Research and Development Expenses. In 2011, research and development expenses increased 3.6% to $75.1 million from $72.5 million in 2010. This increase was primarily due to an increase in compensation and related employee costs of $2.2 million, a one-time charge of $900,000 incurred in the first quarter of 2011 to terminate and settle a product development contract, and higher depreciation expense of $737,000 primarily related to an increase in development equipment in our labs in Romania, India and the U.S. The increases were partially offset by a decrease in consulting costs of $946,000 (primarily in India) and a decrease in stock-based compensation expense of $908,000. The net increase in compensation and related employee costs was primarily due to an increase in the number of our international research and development personnel (particularly in Romania), partially offset by a decrease in bonus expense as we did not fully achieve our company-wide financial targets for 2011.

Sales and Marketing Expenses. In 2011, sales and marketing expenses increased 8.8% to $87.0 million from $80.0 million in 2010. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $3.4 million, and higher depreciation expense of $1.9 million primarily related to an increase in the number of our demonstration units in the field. The net increase in compensation and related employee costs was primarily due to the increase in the number of our sales personnel, partially offset by a decrease in bonus expense for non-commissioned employees and a decrease in commission expense principally due to a lower amount of commissions earned at accelerated rates when compared to the prior year.

General and Administrative Expenses. In 2011, general and administrative expenses decreased 4.3% to $33.6 million from $35.1 million in 2010. This decrease was primarily due to a decrease in litigation expenses and other legal fees of $2.8 million, partially offset by an increase in stock-based compensation expense of $1.0 million.

Amortization of Intangible Assets. In 2011, amortization of intangible assets decreased 8.6% to $16.0 million from $17.5 million in 2010. The decrease is primarily related to the completion of amortization periods for certain intangible assets, partially offset by the incremental amortization of intangibles related to the acquisition of VeriWave.

Acquisition and Other Related Expenses. Acquisition and other related expenses for 2011 and 2010 were $1.1 million and $3.0 million, respectively. For 2011, acquisition and other related expenses were principally due to our acquisition of VeriWave and consist primarily of professional fees for legal, due diligence and valuation services, certain employee transition costs and other related costs. For 2010, acquisition and other related expenses consisted primarily of employee, facility and infrastructure transition costs, as well as professional fees attributable to our 2009 acquisitions. For additional information, see Note 3 to Consolidated Financial Statements.

Restructuring. There were no restructuring expenses incurred in 2011.Restructuring expenses for 2010 totaled $3.6 million and consisted primarily of employee severance costs related to the restructuring of our operations in connection with our acquisition of N2X (the “N2X Restructuring”). The N2X Restructuring was initiated and completed during the first quarter of 2010 and included a net reduction in force of approximately 80 positions, which represented approximately 7% of our worldwide work force, including contractors, at the beginning of the first quarter of 2010. For additional information, see Note 4 to Consolidated Financial Statements.

Interest Income and Other, Net. Interest and other income, net decreased to $2.1 million in 2011 from $11.0 million in 2010. This significant decrease was primarily due to an $8.9 million favorable settlement with a former investment manager in the first quarter of 2010 related to our purchase in prior periods of certain investments in auction rate securities with an aggregate par value of $19.0 million that had been substantially written down.

Interest expense. Interest expense, including the amortization of debt issuance costs, for 2011 and 2010 was $7.2 million and $480,000, respectively, and related to our convertible senior notes issued during December 2010. For additional information, see Note 2 to Consolidated Financial Statements.

Other-than-temporary Impairment on Investments. There were no other-than-temporary impairment charges on investments recorded in 2011 and 2010. For additional information, see Note 6 to Consolidated Financial Statements.

Income Tax Expense. Income tax expense decreased to $3.3 million, or an effective rate of 12.1%, in 2011 from $3.7 million, or an effective rate of 24.6%, in 2010. The decrease in our overall tax expense was primarily due to the release of certain tax reserves in the current year.

Our effective tax rate of 12.1% differs from the federal statutory rate of 35% primarily due to foreign income taxes provided at lower rates as well as state taxes and significant permanent differences. Significant permanent differences arise due to research and development credits and stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions.  For additional information, see Note 9 to Consolidated Financial Statements.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future projected taxable income along with other objectively verifiable evidence.

During 2011, 2010, and 2009, management evaluated the need for a full valuation allowance of $39.4 million, $37.7 million, and $36.2 million, respectively, against our net U.S. deferred tax assets and concluded that a full valuation allowance against our net U.S. deferred tax assets was warranted due to, among other reasons, (i) the realized cumulative accounting losses sustained in the U.S., (ii) the taxable losses incurred in the U.S. in 2010 and 2009 and (iii) our uncertainty with respect to generating future U.S. taxable income in the near term given our recently completed U.S. projections and a number of inherent uncertainties such as the future level of U.S. tax deductions from our share-based awards.

During 2012, we may realize a three year cumulative accounting profit in the U.S.  If this occurs, we will also consider other positive and negative evidence such as reviewing our current financial performance, the extent to which we can rely on financial and taxable income projections, our market environment and other factors, in evaluating the continued need for a full, or partial, valuation allowance.  Any reversal of our valuation allowance will favorably impact our results of operations in the period of the reversal.

Comparison of the Years Ended December 31, 2010 and 2009

As a result of our acquisitions of Catapult on June 23, 2009 and of the N2X Data Network Testing Product Line business (“N2X”) of Agilent on October 30, 2009 (together the “2009 Acquisitions”), our 2010 consolidated results of operations include the results of these operations.  Our consolidated results of operations include the results of operations of our 2009 Acquisitions from the respective acquisition dates. The integration of Catapult and its processes was substantially completed as of December 31, 2009, while the integration activities with respect to N2X were substantially completed as of September 30, 2010. To assist the readers of our financial statements in reviewing our year over year consolidated operating results, we have estimated the impacts of the 2009 Acquisitions in the statement of operations sections below, although some activities cannot be reasonably extracted and identified as either a Catapult or N2X activity.  Revenues and expenses attributable to our 2009 Acquisitions generally increased (other than general and administrative expenses) in 2010 as compared to the prior year primarily as a result of 2010 representing a full year of acquisition related revenues and expenses.  General and administrative expenses declined over the same time period as a result of operational synergies and the Catapult restructuring.

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

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased by 0.9% to 21.9% in 2010 from 22.8% in 2009.  This was primarily due to certain inventory-related charges aggregating $1.6 million for slow moving and excess inventory that were incurred in 2009 and that did not recur in the 2010 period.

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

Liquidity and Capital Resources

We have funded our operations with our cash balances generated primarily from operations and proceeds from our initial public offering, our convertible debt offering, and stock option exercises.  The following table sets forth our cash and short- and long-term investments as of December 31, 2011, 2010 and 2009 (in thousands):

	As of December 31,
	2011	2010	2009

Cash and cash equivalents	$42,729	$76,082	$15,061
Short-term marketable securities	156,684	151,696	10,337
Long-term marketable securities	185,608	111,440	53,582
	$385,021	$339,218	$78,980

Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, increased to $385.0 million as of December 31, 2011 from $339.2 million as of December 31, 2010, primarily due to $61.3 million in net cash provided by our operating activities and $16.7 million of cash generated from exercises of share-based awards, partially offset by $15.6 million of net cash used to acquire VeriWave in the 2011 third quarter and capital expenditures of $15.3 million. Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, increased to $339.2 million as of December 31, 2010 from $79.0 million as of December 31, 2009 primarily due to (i) $194.0 million of net proceeds received from the issuance of convertible senior notes in December 2010, (ii) $50.4 million in net cash provided by our operating activities and (iii) $28.3 million cash generated from exercises of share-based awards.

Of our total cash, cash equivalents and short- and long-term investments, $26.9 million and $19.9 million was held outside of the United States in various foreign subsidiaries as of December 31, 2011 and December 31, 2010, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. However, barring unforeseen circumstances, we consider these funds permanently invested in our foreign operations and do not intend to repatriate them.

The following table sets forth our summary cash flows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009

Cash provided by (used in) operating activities	$61,331	$50,429	$(4,725)
Cash used in investing activities	(111,424)	(213,789)	(168,005)
Cash provided by (used in) financing activities	16,740	224,381	(5,000)

Cash Flows from Operating Activities

Operating cash inflows are principally provided by cash collections on sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, product costs and facility-related payments.  Going forward, our cash flows from operating activities will be impacted by (i) the extent to which we grow our customer sales, (ii) the extent to which we increase our headcount and enhance our infrastructure to generate additional business, develop new products and features, and to support our growth, (iii) our working capital management, and (iv) interest paid to service our convertible senior notes (See Note 2 to Consolidated Financial Statements).

Cash provided by operating activities was $61.3 million for the year ended December 31, 2011 compared to $50.4 million for the year ended December 31, 2010. This increase in cash flow generated from operations was primarily due to better overall net operating results in 2011 as compared to 2010 driven by a $31.5 million increase in sales, which contributed to an increase in net income during the same period of $12.6 million.

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

Cash used in investing activities was $111.4 million and $213.8 million for the years ended December 31, 2011 and 2010, respectively. This decrease in cash flow used in investing activities was primarily due to a $118.8 million decrease in net purchases of marketable securities, as we invested the proceeds from the December 2010 issuance of our convertible senior notes in 2010. This decrease was partially offset by $15.6 million in cash used, net of cash acquired, in connection with our acquisition of VeriWave in the 2011 third quarter.

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

Cash provided by financing activities was $16.7 million and $224.4 million for the years ended December 31, 2011 and 2010, respectively. This decrease in cash flow provided by financing activities was primarily due to (i) $194.0 million of net proceeds received from the issuance of senior convertible notes during December 2010 and (ii) an $11.6 million decrease in proceeds received from exercises of share-based awards.

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

Financial Commitments

Our significant financial commitments at December 31, 2011 are as follows (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases (1)	$16,015	$7,984	$6,817	$1,214	$—
Purchase obligations (2)	12,251	12,251	—	—	—
Convertible senior notes (Principal and Interest) (3)	223,867	6,000	12,000	205,867	—
	$252,133	$26,235	$18,817	$207,081	$—

(1)	See Note 10 Commitments and Contingencies as disclosed in the Notes to the Financial Statements.
(2)
Purchase obligations in the table above consist of purchase orders issued to certain of our contract manufacturers in the normal course of business to purchase specified quantities of certain interface cards and chassis. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders.

(3)
In December 2010, we issued $200.0 million in aggregate principal amount of 3.00% convertible senior notes that mature on December 15, 2015, if not converted. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During 2011, we made interest payments of $6.1 million.

As of December 31, 2011, we had a net liability for uncertain tax positions of approximately $5.3 million, which may be payable by us in the future. We are not able to reasonably estimate the timing of the payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the liability of $5.3 million is excluded from the table above. See Note 9 to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 14 to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investment Activities

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the fixed rate securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. We do not enter into investments for trading or speculative purposes. We maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. government and federal agency securities, corporate debt securities, auction rate securities and money market funds. Our cash equivalents and investments consist of both fixed and variable rate securities. We do not use any derivatives or similar instruments to manage our interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our fixed rate securities are currently classified as available-for-sale securities. While we do not intend to sell these fixed rate securities prior to maturity based on a sudden change in market interest rates, should we choose to sell these securities in the future, our consolidated operating results or cash flows may be adversely affected. A smaller portion of our cash equivalents and investments portfolio consists of variable interest rate securities. Accordingly,we also have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall.

Convertible Senior Notes

On December 7, 2010, we closed our offering of $200.0 million aggregate principal amount of 3.00% convertible senior notes (the “Notes”). The Notes bear a fixed interest rate of 3.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. During 2011, we made interest payments of $6.1 million. Our Notes are not subject to interest rate risk as the coupon rate is fixed.

Exchange Rate Sensitivity

The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales, research and development, and other operations outside of the United States, we do incur operating expenses in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee, Chinese Yuan, Australian Dollar, Canadian Dollar, Euro and British Pound. If these currencies strengthen against the U.S. dollar, our costs reported in U.S. dollars will increase, which would adversely affect our operating expenses. Approximately 35% of our operating expenses, excluding stock-based compensation expense and amortization of intangible assets, are exposed to foreign currency movements, and historically, we have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future. We do utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen, Euros and British Pounds. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.  We do not enter into these foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)),were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2011, our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011 based on criteria in Internal Control —Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2012, which information will appear under the captions entitled “Proposal 1 - Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2011.

The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2012, which information will appear under the captions “Proposal 1 - Election of Directors - Compensation of Directors,” “Executive Compensation and Other Information,” “Compensation Discussion and Analysis” and “Compensation Committee Report.”  The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2012, which information will appear under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Executive Compensation and Other Information - Equity Compensation Plan Information.”  The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2012, which information will appear under the caption entitled “Certain Relationships and Related Transactions,” and “Proposal 1 – Election of Directors.”   The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2011.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on May 10, 2012, which information will appear under the caption “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm.”  The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2011.

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

10.1*	Amended and Restated 1997 Equity Incentive Plan(6)
10.2*	Amended and Restated Non-Employee Director Stock Option Plan(7)
10.3*	Ixia 2010 Employee Stock Purchase Plan, as Amended(8)
10.4*	Officer Severance Plan(9), together with Amendment to the Officer Severance Plan(10) and Amendment No. 2 dated March 22, 2011 to the Ixia Officer Severance Plan(11)
10.5*	Ixia Officer Severance Plan (as Amended and Restated effective January 1, 2009)(12)
10.6*	Form of Indemnity Agreement between Ixia and its directors and executive officers(13)
10.7	Office Lease Agreement dated September 14, 2007 between MS LPC Malibu Property Holdings, LLC and Ixia(14)
10.7.1	First Amendment to Office Lease dated February 11, 2010, between MS LPC Malibu Property Holdings, LLC and Ixia
10.7.2	Second Amendment to Office Lease dated November 15, 2010, between MS LPC Malibu Property Holdings, LLC and Ixia
10.8	License, Distribution and Option Agreement, dated July 7, 2003, between NetIQ Corporation and Ixia(15)
10.9	First Amendment to License, Distribution and Option Agreement dated as of January 6, 2005 between the Company and NetIQ Corporation(16)
10.10	Second Amendment to License, Distribution and Option Agreement dated as of June 16, 2005 between the Company and NetIQ Corporation(17)(18)
10.12*	Compensation of Named Executive Officers effective April 1, 2011
10.13*	Summary of Compensation for the Company’s Non-Employee Directors effective April 1, 2011
10.14*	Ixia 2010 Executive Officer Bonus Plan(19)

10.15*	Ixia 2011 Executive Officer Bonus Plan (20)
10.16*	Employment Offer Letter Agreement dated as of August 8, 2007 between the Company and Atul Bhatnagar(21)
10.17*	Amended and Restated Ixia 2008 Equity Incentive Plan, including Amended and Restated First Amendment dated as of May 4, 2011 and Second Amendment dated as of April 8, 2011 (22)
10.18	Master Services Agreement dated as of January 26, 2009 between the Company and Plexus Services Corp and its affiliates and subsidiaries(23)
14.1	Code of Ethics for Chief Executive and Senior Financial Officers(24)
21.1	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

**
In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523), as filed with the Commission on May 12, 2009.

(2)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523), as filed with the Commission on October 27, 2009.

(3)	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on November 16, 2007.

(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 8, 2010.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(8)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-176237) filed with the Commission on August 11, 2011.

(9)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on January 7, 2009.

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on March 28, 2011.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on January 7, 2009.

(13)	Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on September 25, 2007.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on August 19, 2003.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) for the fiscal quarter ended June 30, 2005.

(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) for the fiscal quarter ended June 30, 2005.

(18)	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on April 27, 2010.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on March 28, 2011.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on September 4, 2007.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on May 25, 2011.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q (File No. 0 31523) for the fiscal quarter ended March 31, 2009.

(24)	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 0-31523) for the fiscal year ended December 31, 2003.

(b)	Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules

See the Schedule under Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2012	IXIA

/s/ Atul Bhatnagar
Atul Bhatnagar
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Atul Bhatnagar	President, Chief Executive Officer and Director	March 5, 2012
Atul Bhatnagar	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	March 5, 2012
Thomas B. Miller	(Principal Financial and Accounting Officer)

/s/ Errol Ginsberg	Chief Innovation Officer and Chairman of the Board	March 5, 2012
Errol Ginsberg

/s/ Jon F. Rager	Director	March 5, 2012
Jon F. Rager

/s/ Gail Hamilton	Director	March 5, 2012
Gail Hamilton

/s/ Jonathan Fram	Director	March 5, 2012
Jonathan Fram

/s/ Laurent Asscher	Director	March 5, 2012
Laurent Asscher

IXIA

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Ixia:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the new guidance on revenue recognition in 2011.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 5, 2012

RDGXBRLParseBegin
IXIA
Consolidated Balance Sheets
(in thousands)

	December 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$42,729	$76,082
Short-term investments in marketable securities	156,684	151,696
Accounts receivable, net	65,357	67,838
Inventories	27,239	28,965
Prepaid expenses and other current assets	12,700	12,647
Total current assets	304,709	337,228

Investments in marketable securities	185,608	111,440
Property and equipment, net	25,060	22,745
Intangible assets, net	46,028	52,778
Goodwill	66,429	59,384
Other assets	6,633	6,308
Total assets	$634,467	$589,883

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,005	$9,924
Accrued expenses	27,301	33,778
Deferred revenues	40,963	37,505
Income taxes payable	895	1,648
Total current liabilities	74,164	82,855

Deferred revenues	10,092	9,170
Other liabilities	5,849	6,378
Convertible senior notes	200,000	200,000
Total liabilities	290,105	298,403

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	-	-
Common stock, without par value; 200,000 shares authorized at December 31, 2011 and 2010; 70,240 and 67,613 shares issued and outstanding as of December 31, 2011 and 2010, respectively	132,330	115,590
Additional paid-in capital	145,840	133,249
Retained earnings	63,962	40,187
Accumulated other comprehensive income	2,230	2,454
Total shareholders’ equity	344,362	291,480

Total liabilities and shareholders’ equity	$634,467	$589,883

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Products	$249,670	$227,880	$142,871
Services	58,686	48,935	35,123
Total revenues	308,356	276,815	177,994

Costs and operating expenses: (1)
Cost of revenues - products	56,801	54,378	36,722
Cost of revenues - services	6,520	6,327	3,859
Research and development	75,101	72,488	53,977
Sales and marketing	87,011	79,986	60,374
General and administrative	33,648	35,142	28,061
Amortization of intangible assets	15,980	17,545	11,391
Acquisition and other related	1,100	2,991	6,179
Restructuring	—	3,587	4,637
Total costs and operating expenses	276,161	272,444	205,200

Income (loss) from operations	32,195	4,371	(27,206)
Interest income and other, net	2,059	10,970	2,160
Interest expense	(7,200)	(480)	—
Other-than-temporary impairment on investments	—	—	(2,761)
Income (loss) before income taxes	27,054	14,861	(27,807)
Income tax expense	3,279	3,653	16,396
Net income (loss)	$23,775	$11,208	$(44,203)

Earnings (loss) per share:
Basic	$0.34	$0.17	$(0.70)
Diluted	$0.33	$0.17	$(0.70)

Weighted average number of common and common equivalent shares outstanding:
Basic	69,231	65,157	62,710
Diluted	71,664	67,769	62,710

(1) Stock-based compensation included in:
Cost of revenues - products	$402	$524	$478
Cost of revenues - services	153	198	182
Research and development	4,286	5,195	4,491
Sales and marketing	3,296	3,592	2,989
General and administrative	4,454	3,406	2,395

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total

Balance as of December 31, 2008	63,391	$92,386	$107,882	$73,182	$(254)	$273,196
Net loss				(44,203)		(44,203)
Change in unrealized gains and losses on investments, net of tax					1,959	1,959
Cumulative translation adjustment					(56)	(56)
Comprehensive loss						(42,300)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	1,294	3,321				3,321
Repurchase of shares pursuant to stock buyback programs	(1,623)	(8,424)				(8,424)
Stock-based compensation			10,535			10,535
Stock award tax benefit			337			337
Balance as of December 31, 2009	63,062	87,283	118,754	28,979	1,649	236,665
Net income				11,208		11,208
Change in unrealized gains and losses on investments, net of tax					314	314
Cumulative translation adjustment					491	491
Comprehensive income						12,013
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	4,551	28,307				28,307
Stock-based compensation			12,915			12,915
Stock award tax benefit			1,580			1,580
Balance as of December 31, 2010	67,613	115,590	133,249	40,187	2,454	291,480
Net income				23,775		23,775
Change in unrealized gains and losses on investments, net of tax					(456)	(456)
Cumulative translation adjustment					232	232
Comprehensive income						23,551
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	2,627	16,740				16,740
Stock-based compensation			12,591			12,591
Balance as of December 31, 2011	70,240	$132,330	$145,840	$63,962	$2,230	$344,362

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$23,775	$11,208	$(44,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,354	11,295	10,195
Amortization of intangible assets	15,980	17,545	11,391
Impairment on investments	—	—	2,761
Stock-based compensation	12,591	12,915	10,535
Deferred income taxes	(994)	(65)	22,955
Tax benefit from stock award transactions	—	1,580	337
Excess tax benefits from stock-based compensation	—	(2,074)	(103)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	4,141	(12,073)	(11,819)
Inventories	2,046	(14,424)	5,606
Prepaid expenses and other current assets	34	(1,640)	(2,589)
Other assets	786	541	1,560
Accounts payable	(5,085)	3,388	(240)
Accrued expenses	(8,081)	12,700	(6,494)
Deferred revenues	3,880	9,524	361
Income taxes payable and other liabilities	(1,096)	9	(4,978)
Net cash provided by (used in) operating activities	61,331	50,429	(4,725)

Cash flows from investing activities:
Purchases of property and equipment	(15,268)	(14,857)	(8,025)
Purchases of available-for-sale securities	(389,398)	(267,919)	(262,704)
Proceeds from available-for-sale securities	309,495	69,216	225,529
Purchases of other intangible assets	(430)	(441)	(362)
(Payments) proceeds in connection with acquisitions, net of cash acquired	(15,823)	212	(122,443)
Net cash used in investing activities	(111,424)	(213,789)	(168,005)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	200,000	—
Debt issuance costs	—	(6,000)	—
Proceeds from exercise of stock options and employee stock purchase plan options	16,740	28,307	3,321
Repurchase of common stock	—	—	(8,424)
Excess tax benefits from stock-based compensation	—	2,074	103
Net cash provided by (used) in financing activities	16,740	224,381	(5,000)
Net (decrease) increase in cash and cash equivalents	(33,353)	61,021	(177,730)
Cash and cash equivalents at beginning of year	76,082	15,061	192,791
Cash and cash equivalents at end of year	$42,729	$76,082	$15,061

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest expense	$6,133	$—	$—
Income taxes	$4,887	$2,076	$1,326

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Notes to Consolidated Financial Statements

1.     Business and Summary of Significant Accounting Policies

Business

We are a leading provider of converged Internet Protocol (IP) test systems and services for wireless and wired infrastructures and services. Our hardware and software products allow our customers to test and measure the performance, functionality, service quality and conformance of wireless and wired equipment and networks, and the applications that run over them. Our solutions generate, capture, characterize and analyze high volumes of realistic network and application traffic, identifying problems, assessing performance, ensuring functionality and interoperability, and verifying conformance to industry specifications. Our hardware platforms and software application tools help customers create, generate, and automate realistic, media-rich application traffic that stresses routers, switches, and converged network appliances. Our systems analyze Ethernet networks operating at speeds of up to 100 Gigabits per second (Gbps), as well as wireless networks and equipment, especially those associated with Wi-Fi, 3G (third generation), and Long-Term Evolution (LTE) technologies. Customers also use our suite of products to test and verify web, Internet, security, and business applications.

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

Fair Value of Financial Instruments

Our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair values because of the short-term maturity of these instruments and the relative stability of interest rates. See Note 2 for information related to the fair value of our convertible senior notes.

We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen, Euros and British Pounds.  These contracts are used to reduce the risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures.  Changes in the fair value of these forward contracts are recorded immediately in earnings.  We do not enter into foreign exchange forward contracts for speculative or trading purposes.  As of December 31, 2011 and 2010, we held foreign currency forward contracts with a notional value of $5.8 million and $3.9 million, respectively. To date, net gains and losses on the above transactions have not been significant.

Investments in Marketable Securities

We determine the appropriate classification of investments in marketable securities at the time of purchase and reevaluate such determination at each balance sheet date.  Accretion and amortization of purchase discounts and premiums are included in interest income and other, net.  Available-for-sale securities are stated at fair value.  The net unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income or loss, net of tax. The specific identification method is used to compute realized gains and losses on our marketable securities. In 2011, we had gross realized gains of $437,000 and gross realized losses were not significant. In 2010, we had gross realized gains of $1.1 million (principally attributable to the sale in the fourth quarter of 2010 of certain of our auction rate securities that were previously written-off resulting in proceeds of approximately $1.0 million) and gross realized losses of $70,000. Gross realized gains and gross realized losses were not significant for the year ended December 31, 2009.

As of December 31, 2011 and 2010, our available-for-sale securities consisted of U.S. government and government agency debt securities, corporate debt securities and auction rate securities, and had a weighted remaining contractual maturity of 1.44 and 1.19 years, respectively.

We periodically review our marketable securities for impairment. If we conclude that any of our investments are impaired, we determine whether such impairment is “other-than-temporary.”  Factors we consider to make such a determination include, among others, the severity of the impairment, the reason for the decline in value and the potential recovery period.  Declines in the fair value of available-for-sale debt securities below their cost that are deemed to be other-than-temporary are reflected in earnings to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

During 2009, we recorded an unrealized other-than-temporary impairment charge of $2.8 million (pre-tax) to earnings related to our auction rate securities (See Note 6 for additional information).

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is based on our best estimate of the amount of probable credit losses in existing accounts receivable.  We review the allowance for doubtful accounts monthly and provisions are made upon a specific review of all significant past due receivables. For those receivables not specifically reviewed, provisions are provided at a general rate that is determined based on historical write-off experience, our assessment of current customer information and other relevant data.   Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.  We do not have any off-balance-sheet credit exposure related to our customers.

Inventories

Inventories are goods held for sale in the normal course of business.  Inventories are stated at the lower of cost (first-in, first-out) or market.  The inventory balance consists of raw materials, work in process (“WIP”) and finished goods.  Raw materials include low level components, many of which are purchased from vendors, WIP is partially assembled products and finished goods are products that are ready to be shipped to end customers.  Consideration is given to inventory shipped and received near the end of a period and the transaction is recorded when transfer of title occurs.  We evaluate inventory for obsolescence and adjust to net realizable value based on inventory that is obsolete or in excess of current demand.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of our computer software and equipment is computed using the straight-line method based upon the estimated useful lives of the applicable assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.  Useful lives are evaluated periodically by management in order to determine recoverability in light of current technological conditions.  Property and equipment also includes the cost of our products used for research and development and sales and marketing activities, including product demonstrations for potential customers. Repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

Goodwill, Purchased Intangible and Other Long-Lived Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets.  Although goodwill is not amortized, we review our goodwill for impairment annually, or more frequently, if events or changes in circumstances warrant a review. We completed our annual impairment test of our single reporting unit in the fourth quarter of 2011 and determined that there was no impairment.

Acquired intangible assets with finite lives, including purchased technology and customer relationships, are amortized over their estimated useful lives and reflected in the Amortization of Intangible Assets line item on our consolidated statements of operations.  Our acquired intangible assets are reviewed for impairment whenever an impairment indicator exists.  We continually monitor events or changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates.  No such impairment charges were recorded during the years ended December 31, 2011, 2010 and 2009.

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

Product Warranty

We generally provide an initial standard warranty (generally for 90-day or 12-month periods) on our hardware products after product shipment and accrue for estimated future warranty costs based on actual historical experience and other relevant data, as appropriate, at the time product revenue is recognized.  All product warranty expenses are reflected within cost of revenue in the accompanying consolidated statements of operations.  Accrued product warranty costs are included as a component of accrued expenses in the accompanying consolidated balance sheets.

Activity in the product warranty liability account for the years presented is as follows (in thousands):

	December 31,	December 31,	December 31,
	2011	2010	2009

Balance at beginning of year	$697	$501	$933
Current year provision	709	841	533
Expenditures	(703)	(645)	(544)
Adjustments relating to pre-existing warranties	—	—	(421)
Balance at end of year	$703	$697	$501

Revenue Recognition

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

We adopted the new guidance on revenue recognition in the first quarter of 2011 on a prospective basis for applicable revenue arrangements originating or materially modified on or after January 1, 2011.  The impact of the adoption of the new revenue recognition guidance is to accelerate the timing of revenue recognition principally related to partial shipments of hardware products at the end of accounting periods, which impact may vary from period to period.  In periods prior to the adoption of the new guidance, the revenue related to partial shipments of our hardware products which were sold with software deliverables was deferred under the software revenue recognition guidance until the shipment or delivery of all items of a multiple element arrangement had occurred, other than the delivery of post contract customer support and maintenance (“PCS”).  PCS was deferred based on established vendor specific objective evidence (“VSOE”) of selling price.  As our revenues are generated from the sale of hardware and software products, and related services, a portion of our revenues will continue to be recognized under the software revenue recognition guidance (see below for additional information). Had we recognized revenue in a manner consistent with our policies prior to January 1, 2011, our total revenues for the year ended December 31, 2011 would have been reduced by approximately 3%.

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

Sales to Distributors

We use distributors to complement our direct sales and marketing efforts in certain international markets. Due to the broad range of features and options available with our hardware and software products, distributors generally do not stock our products and typically place orders with us after receiving an order from an end customer. These distributors receive business terms of sale similar to those received by our other customers; and payment to Ixia is not contingent on the distributor’s sell-through to and receipt of payment from its end customer.  As such, for sales to distributors, we recognize revenue when the risks and rewards of ownership have transferred to the distributor provided that the other revenue recognition criteria noted above have been met.

Cost of Revenues

Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel.  We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facility in Calabasas, California and/or in Penang, Malaysia.  Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers.  Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period.  Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $10.8 million, $12.8 million and $9.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, which are included within our Amortization of Intangible Assets line item on our consolidated statements of operations.

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

Advertising

Advertising costs are expensed as incurred.  Advertising costs were $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date.  We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of share-based awards.  The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate.  The expected life and expected volatility are estimated based on historical data.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards.  Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest.  The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates.  We evaluate the assumptions used to value share-based awards on a periodic basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.  If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense.  We recognize stock-based compensation expense based on the graded, or accelerated multiple-option, approach over the vesting period.

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

Income Taxes

We account for income taxes using the liability method.  Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected more likely than not to be realized.

We recognize, in our consolidated financial statements, the impact of tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. See Note 9 for additional information.

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

Foreign Currency Translation and Transactions

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. Dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments included as a separate component in accumulated other comprehensive income (loss).  Income and expense accounts are translated at average exchange rates during the year.  Where the U.S. Dollar is the functional currency, certain balance sheet and income statement accounts are remeasured at historical exchange rates and translation adjustments from the remeasurement of the local currency amounts to U.S. Dollars are included in interest income and other, net.  During the years ended December 31, 2011 and 2010, we had net foreign currency loss of $672,000 and $1.0 million, respectively, attributable to our foreign subsidiaries. Foreign currency gains and losses were not significant for the year ended December 31, 2009.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources.  Accumulated other comprehensive income (loss) includes unrealized gains and losses on investments and foreign currency translation adjustments.

Segments

Operating segments are defined as components of an enterprise engaged in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) of the enterprise to make decisions about resources to be allocated to the segment and to assess its performance. Our CODM is our Chief Executive Officer who reviews operating budgets and results presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance.  Accordingly, we have determined that we operated within one separately reportable business segment as of, and for the years ended, December 31, 2011, 2010 and 2009. Future changes to our organizational structure or our business, or changes in the way our CODM manages our business, may result in changes to our reportable segments.

2.     Convertible Senior Notes

On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”).  The unsecured Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).  The Notes are governed by the terms of an indenture agreement (the “Indenture”) dated December 7, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2010.

        The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, which began on June 15, 2011.  We may in certain instances be required to pay additional interest if the Notes are not freely tradable by the holders thereof (other than our affiliates) beginning six months after the date of issuance and in connection with events of default relating to our failure to comply with our reporting obligations to the trustee and the SEC.  During 2011, we made interest payments of $6.1 million.

Debt issuance costs were approximately $6.0 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the five year term of the Notes. During 2011 and 2010, we recorded amortization of $1.2 million and $80,000, respectively, to interest expense pertaining to deferred issuance costs.

The Notes are convertible at any time prior to the close of business on the third business day immediately preceding the maturity date at the holder’s option, into shares of our Common Stock at an initial conversion rate of 51.4536 shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $19.43 per share. The conversion rate is subject to adjustment for certain events that occur prior to maturity, such as a change in control transaction as defined in the debt agreement.

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

As of December 31, 2011, the estimated fair value of our $200.0 million principal convertible senior notes approximated $195.5 million.  The estimated fair value of the Notes was determined based on the market price of the Notes as of December 31, 2011.

3.     Acquisitions

We acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009, Agilent Technologies, Inc.’s (“Agilent”) N2X Data Network Testing Product Line business (“N2X”) on October 30, 2009 and VeriWave, Inc. (“VeriWave”) on July 18, 2011 and have included the results of these acquisitions in our consolidated results of operations since the acquisition dates.

Catapult Communications Corporation

The aggregate consideration totaled $106.6 million and consisted of (i) $104.6 million paid for the outstanding shares of Common Stock of Catapult and (ii) $2.0 million paid to holders of options to purchase Catapult Common Stock that were cancelled in connection with the acquisition and that had exercise prices lower than the per share purchase price. For the years ended December 31, 2010 and 2009, acquisition and other related costs related to the Catapult transaction, including integration activities, were $1.1 million and $4.0 million, respectively.  These acquisition related costs have been expensed as incurred, and have been included within the Acquisition and other related expenses line item on our consolidated statements of operations.  The acquisition was funded from our existing cash and cash equivalents.

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

The identifiable intangible assets of $48.8 million consist of $26.7 million of acquired technology, $13.4 million of customer relationships, $6.1 million of service agreements, $1.0 million related to a non-compete agreement and $1.6 million of other identifiable intangible assets.  These intangible assets are amortized using a straight-line method over their expected useful lives ranging from three to six years.  The goodwill recorded in connection with this transaction is not deductible for income tax purpose.

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

The identifiable intangible assets of $21.8 million consist of $10.4 million of acquired technology, $10.0 million of customer relationships, $0.4 million related to a non-compete agreement and $1.0 million related to order backlog.  These intangible assets are amortized using a straight-line method over their expected economic lives ranging from six months to six years. The goodwill of $8.2 million recorded in the United States in connection with this transaction will be tax deductible for income tax purposes.

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

VeriWave, Inc.

On July 18, 2011, we completed our acquisition of all of the outstanding stock of VeriWave. VeriWave’s test solutions validate wireless networks, devices, and applications by benchmarking and measuring speed, quality, interoperability, compliance, and other pivotal aspects of mobile performance.  With this acquisition, we have broadened our product portfolio, expanded our addressable market and enhanced our ability to provide our customers with a complete end-to-end network testing solution.  In addition, we leveraged the existing sales channels and experienced product development resources to realize some operational and cost synergies. These factors, among others, contributed to a purchase price in excess of the estimated fair value of net identifiable assets acquired, and, as a result, we recorded goodwill in connection with this transaction.

The aggregate purchase price totaled $15.8 million, and was funded from our existing cash and cash equivalents.

For the year ended December 31, 2011, acquisition and other related costs related to the VeriWave transaction, including integration activities, were $972,000. These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and other related expenses line item on our consolidated statements of operations.

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

The preliminary purchase price allocation is pending the receipt of certain tax-related information that will be finalized upon the filing of certain pre-acquisition tax returns.

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

Activity related to our restructuring plans is as follows (in thousands):

	Total	N2X Restructuring	Catapult Restructuring	Ixia Restructuring
Accrual at January 1, 2009	$—	$—	$—	$—
Charges	4,637	—	3,517	1,120
Payments	(3,662)	—	(2,584)	(1,078)
Non-cash items	(96)	—	(96)	—
Accrual at December 31, 2009	$879	$—	$837	$42
Charges	3,587	3,538	49	—
Payments	(4,466)	(3,538)	(886)	(42)
Accrual at December 31, 2010	$—	$—	$—	$—

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

Significant Customer

For the years ended December 31, 2011, 2010 and 2009, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Year Ended December 31,
	2011	2010	2009
Amount of total revenues	$41,678	$37,508	$27,792
As a percentage of total revenues	13.5%	13.5%	15.6%

As of December 31, 2011 and 2010, we had receivable balances from this customer approximating 12.3% and 6.5%, respectively, of total accounts receivable. As of December 31, 2011, we had a receivable balance from a second significant customer that approximated 10.0% of total accounts receivable, compared to approximately 14.6% of total accounts receivable as of December 31, 2010.

International Data

For the years ended December 31, 2011, 2010 and 2009, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Year Ended December 31,
	2011	2010	2009
Amount of total revenues	$153,120	$136,032	$76,325
As a percentage of total revenues	49.7%	49.1%	42.9%

As of December 31, 2011 and 2010, our property and equipment were geographically located as follows (in thousands):

	As of December 31,
	2011	2010
United States	$10,834	$11,235
India	4,294	3,268
Romania	3,562	2,286
Other	6,370	5,956
	$25,060	$22,745

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

6.     Selected Balance Sheet Data

Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2011	2010

Trade accounts receivable	$67,104	$68,911
Allowance for doubtful accounts	(1,747)	(1,073)
	$65,357	$67,838

Activity in the allowance for doubtful accounts during the years presented is as follows (in thousands):

	December 31,	December 31,	December 31,
	2011	2010	2009

Balance at beginning of year	$1,073	$654	$764
Charged to cost and expenses	1,141	519	372
Reversal of cost and expenses	—	—	—
Deductions	(467)	(100)	(482)
Balance at end of year	$1,747	$1,073	$654

Investments in Marketable Securities

Investments in marketable securities as of December 31, 2011 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale – short-term:
U.S. government and agency debt securities	$84,198	$84,285
Corporate debt securities	72,373	72,399
	156,571	156,684
Available-for-sale – long-term:
U.S. government and agency debt securities	75,182	75,197
Corporate debt securities	107,124	107,637
Auction rate securities	988	2,774
	183,294	185,608

	$339,865	$342,292

Investments in marketable securities as of December 31, 2010 consisted of the following (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale – short-term:
U.S. government and agency debt securities	$123,495	$123,619
Corporate debt securities	28,057	28,077
	151,552	151,696
Available-for-sale – long-term:
U.S. government and agency debt securities	55,572	55,584
Corporate debt securities	49,861	50,605
Auction rate securities	2,975	5,251
	108,408	111,440

	$259,960	$263,136

During 2009, we recorded an unrealized other-than-temporary impairment charge of $2.8 million (pre-tax) to earnings related to our auction rate securities.

During the first quarter of 2010, we entered into an $8.9 million favorable legal settlement with a former investment manager attributable to our auction rate securities that were previously written-off. As part of the settlement, we retained the auction rate securities at issue, which had an aggregate par value of $19.0 million. During the fourth quarter of 2010, we sold certain of our auction rate securities that were previously written-off and received proceeds of approximately $1.0 million. The settlement and sales proceeds were recorded to the interest income and other, net line item within our consolidated statement of operations.

As of December 31, 2011, we currently hold illiquid auction rate securities with an estimated fair value of $2.8 million ($4.5 million at par value or original cost). Based on the general lack of liquidity for our auction rate securities portfolio as of December 31, 2011, we continue to classify these investments as long-term on our consolidated balance sheet.

Inventories

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2011	2010

Raw materials	$3,764	$8,173
Work in process	6,871	7,745
Finished goods	16,604	13,047
	$27,239	$28,965

Property and Equipment, Net

Property and equipment, net consisted of the following (dollars in thousands):

		December 31,	December 31,
	Useful Life	2011	2010
	(in years)

Computer equipment	3	$11,994	$11,356
Computer software	3-5	12,384	11,944
Demonstration equipment	2	23,631	17,437
Development equipment	5	22,331	19,756
Furniture and other equipment	5	18,247	17,196
Leasehold improvements	1-5	10,297	8,799
		98,884	86,488
Accumulated depreciation		(73,824)	(63,743)
		$25,060	$22,745

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2011	2010

Accrued bonuses	$6,297	$9,928
Accrued vacation	6,267	5,395
Accrued payroll	3,904	4,814
Accrued commissions	2,149	2,633
Accrued property and sales tax payable	1,474	1,174
Employee stock purchase plan payroll deductions	1,310	1,057
Accrued legal and professional fees	1,209	2,377
Deferred rent	934	985
Accrued warranty	703	697
Accrued travel	672	363
Accrued royalties	—	794
Due to third parties for technology and certain assets	—	150
Other	2,382	3,411
	$27,301	$33,778

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

Financial assets carried at fair value as of December 31, 2011 and 2010 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2011				December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:(1)
Money market funds	$701	$701	$—	$—	$6,037	$6,037	$—	$—
U.S. government and agency debt securities	—	—	—	—	30,419	—	30,419	—
Corporate debt securities	—	—	—	—	9,997	—	9,997	—
Short-term investments:(1)
U.S. government and agency debt securities	84,285	—	84,285	—	123,619	—	123,619	—
Corporate debt securities	72,399	—	72,399	—	28,077	—	28,077	—
Long-term investments:
U.S. government and agency debt securities	75,197	—	75,197	—	55,584	—	55,584	—
Corporate debt securities	107,637	—	107,637	—	50,605	—	50,605	—
Auction rate securities (2)	2,774	—	—	2,774	5,251	—	—	5,251
Total financial assets	$342,993	$701	$339,518	$2,774	$309,589	$6,037	$298,301	$5,251

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

There were no transfers of assets between levels within the fair value hierarchy for the years ended December 31, 2011 and 2010.

The following table summarizes the activity for the years ended December 31, 2011 and 2010 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Year Ended December 31,
	2011	2010

Beginning balance	$5,251	$5,673
Unrealized (loss) gain recorded in other comprehensive income	(491)	421
Realized gain recorded in earnings	157	—
Settlements	(2,143)	(843)
Ending balance	$2,774	$5,251

There were no unrealized losses recorded in earnings for Level 3 assets still held at December 31, 2011 and 2010.

8.     Goodwill and Other Intangible Assets

The following table presents 2011 details of our total purchased intangible assets (in thousands):

	Weighted Average		Accumulated
	Useful Life	Gross	Amortization	Net
	(in years)

Goodwill		$66,429	$—	$66,429

Other intangible assets:
Technology	5.4	$75,792	$(53,049)	$22,743
Customer relationships	6.0	28,410	(11,009)	17,401
Service agreements	4.7	6,770	(3,835)	2,935
Non-compete	3.8	2,338	(1,659)	679
Trademark	5.0	2,076	(1,471)	605
Other	2.4	5,189	(3,524)	1,665
		$120,970	$(74,942)	$46,028

The following table presents 2010 details of our total purchased intangible assets (in thousands):

	Weighted Average		Accumulated
	Useful Life	Gross	Amortization	Net
	(in years)

Goodwill		$59,384	$—	$59,384

Other intangible assets:
Technology	5.4	$71,492	$(43,883)	$27,609
Customer relationships	5.9	24,910	(6,843)	18,067
Service agreements	4.7	6,770	(2,456)	4,314
Non-compete	3.8	2,338	(1,359)	979
Trademark	4.7	1,576	(1,133)	443
Other	0.7	4,424	(3,058)	1,366
		$111,905	$(59,127)	$52,778

The estimated future amortization expense of purchased intangible assets as of December 31, 2011 is as follows (in thousands):

2012	$15,798
2013	15,131
2014	9,351
2015	3,739
2016	1,406
Thereafter	603
$46,028

9.     Income Taxes

The components of income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2011	2010	2009

U.S.	$1,778	$2,518	$(33,246)
Foreign	25,276	12,343	5,439
	$27,054	$14,861	$(27,807)

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009

Current:
Federal	$(676)	$697	$(3,549)
State	(172)	409	670
Foreign	4,024	2,613	1,692

Deferred:
Federal	142	211	17,112
State	30	38	558
Foreign	(69)	(315)	(87)

Income tax expense	$3,279	$3,653	$16,396

The net effective income tax rate differed from the federal statutory income tax rate as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009

Federal statutory expense	$9,471	$5,203	$(9,733)
State taxes, net of federal benefit	(58)	291	(2,017)
Research and development credits	(1,659)	(1,356)	(1,292)
Stock-based compensation	1,082	936	633
Foreign tax rate differential	(4,891)	(2,022)	(298)
Acquisition related costs	113	—	702
Valuation allowance	92	328	28,078
Other	(871)	273	323
Income tax expense	$3,279	$3,653	$16,396
Net effective income tax rate	12.1%	24.6%	(59.0)%

The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$203	$274
Research and development credit carryforward	15,198	13,679
Foreign tax credit carryforward	1,418	1,418
Deferred revenue	3,446	2,895
Stock-based compensation	7,060	6,949
Inventory adjustments	3,755	3,679
Net operating loss carryforward	6,281	5,557
Unrealized loss on investments	4,054	4,054
Accrued liabilities and other	2,876	3,314
	44,291	41,819
Valuation allowance	(39,391)	(37,694)
	4,900	4,125

Deferred tax liabilities:
Depreciation and amortization	(4,109)	(4,330)
Net deferred tax assets (liabilities)	$791	$(205)

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

During  2011, 2010, and 2009, management evaluated the need for a full valuation allowance of $39.4 million, $37.7 million, and $36.2 million, respectively, against our net U.S. deferred tax assets and concluded that a full valuation allowance against our net U.S. deferred tax assets was warranted due to, among other reasons, (i) the realized cumulative accounting losses sustained in the U.S., (ii) the taxable losses incurred in the U.S. in 2010 and 2009 and (iii) our uncertainty with respect to generating future U.S. taxable income in the near term given our recently completed U.S. projections and a number of inherent uncertainties such as the future level of U.S. tax deductions from our share-based awards.

During 2012, we may realize a three year cumulative accounting profit in the U.S.  If this occurs, we will also consider other positive and negative evidence such as reviewing our current financial performance, the extent to which we can rely on financial and taxable income projections, our market environment and other factors, in evaluating the continued need for a full, or partial, valuation allowance. Any reversal of our valuation allowance will favorably impact our results of operations in the period of the reversal.

For the years ended December 31, 2011, 2010 and 2009, we recorded changes in our valuation allowance of $1.7 million, $1.5 million and $28.1 million, respectively.

As of December 31, 2011, we have gross federal and state research and development credit carryforwards of approximately $11.6 million and $16.0 million, respectively.  The federal carryovers begin to expire 2021, while the state carryovers have an indefinite carryover period.

As of December 31, 2011, we have gross federal foreign tax credit carryforwards of approximately $1.4 million which begin to expire 2013.

At December 31, 2011, we have gross federal and state net operating loss (“NOLs”) carryforwards of approximately $30.8 million and $18.5 million, respectively.  The federal NOLs expire beginning 2022, and the state NOLs begin to expire 2012.  Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382.  We estimate that our annual limitation under Section 382 of the Internal Revenue Code is approximately $5.1 million for the Catapult acquisition and $0.7 million for the VeriWave acquisition.

During 2011, we had increases in our tax benefits related to federal and state NOLs that were not recorded as components of our deferred tax assets before valuation allowance.  The unrecorded NOLs were generated due to share-based award tax deductions that will not offset cash taxes payable.  The $3.8 million tax benefit related to share-based awards will be recorded as an increase to APIC once cash taxes are offset.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $82.6 million and $56.8 million at December 31, 2011 and December 31, 2010, respectively.  Deferred income taxes on these earnings have not been provided because these amounts are expected to be reinvested indefinitely outside the U.S.

At December 31, 2011, we had gross unrecognized tax benefits of approximately $13.2 million. Of this total, approximately $5.3 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized.  We classify liabilities for unrecognized tax benefits for which we do not anticipate payment or receipt of cash within one year in noncurrent other liabilities.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  During the years ended December 31, 2011, 2010, and 2009, we recognized approximately $118,000, $43,000, and $101,000, net of federal benefit, of interest within our statements of operations.  We had accrued interest, net of federal benefit, of $1.5 million and $1.4 million at December 31, 2011 and December 31, 2010, respectively.  We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  With few minor exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in material jurisdictions for the tax years ended prior to 2006. The U.S. Internal Revenue Service is currently examining our 2010 and 2009 federal income tax returns.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Unrecognized Tax Benefits – beginning balance	$12,303	$10,629	$4,320
Acquired unrecognized tax benefits	—	—	5,655
Gross increases – Tax positions taken in prior period	—	243	6
Gross decreases – Tax positions taken in prior period	(140)	(70)	—
Gross increases – Tax positions taken in current period	2,256	1,868	878
Lapse of statute of limitations	(1,187)	(367)	(230)
Unrecognized Tax Benefits – ending balance	$13,232	$12,303	$10,629

At December 31, 2011, we expect approximately $0.4 million in reductions to our recorded liability for unrecognized tax benefits to occur over the next 12 months.

10.     Commitments and Contingencies

We lease our facilities under noncancelable operating leases for varying periods through May 2015, excluding options to renew.  The following are the future minimum commitments under these leases (in thousands):

Year Ending December 31,
2012	$7,984
2013	4,735
2014	2,082
2015	1,214
2016	—
Thereafter	—
$16,015

Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $7.7 million, $8.4 million and $6.5 million, respectively.

Litigation

IneoQuest Technologies, Inc. vs. Ixia.  In November 2008, IneoQuest filed a complaint against Ixia in the United States District Court for the Central District of California. The complaint alleged that Ixia made and sold products that infringed a patent owned by IneoQuest, and that Ixia misappropriated IneoQuest’s trade secrets, in addition to numerous other related claims.  IneoQuest sought a permanent injunction enjoining Ixia from infringing the patent and from using IneoQuest’s trade secrets and confidential information, unspecified general and exemplary damages, and attorneys’ fees and costs.

In January 2009, Ixia filed an answer to IneoQuest’s complaint denying IneoQuest’s claims and raising several affirmative defenses. Ixia also asserted a counterclaim against IneoQuest at that time, seeking declaratory relief that Ixia had not infringed the IneoQuest patent and that the patent is invalid.  In April 2009, Ixia filed an amended answer and counterclaim to IneoQuest’s complaint in which Ixia asserted that IneoQuest had infringed patents owned by Ixia.

On February 22, 2012, the parties reached a confidential settlement of all issues in the litigation and subsequently filed a stipulated notice of dismissal with prejudice.  The terms of the settlement are not material to the Company’s financial position, results of operations or cash flows.

Tucana Telecom NV vs. Catapult.  On May 22, 2007, the Antwerp Court of Appeals heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult.  Ixia acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009.  Tucana had sought damages of 10.4 million Euros (approximately $13.5 million as of December 31, 2011) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeals confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana had appealed the judgment of the Antwerp Court of Appeals to the Belgian Supreme Court.  In a decision dated January 14, 2010, the Belgium Supreme Court set aside the decision of the Antwerp Court of Appeals and remanded the matter for trial to the Ghent Court of Appeals.  On March 11, 2011, Tucana served Catapult with a writ scheduling an introductory hearing before the Ghent Court of Appeals for June 22, 2011. Catapult’s counsel was informed that Tucana now asserts that it is entitled to total damages in the amount of approximately 9.5 million Euros (approximately $12.3 million as of December 31, 2011) plus interest.  At the introductory hearing on June 22, 2011, the Court set a summary hearing for October 12, 2011 to consider (i) whether the issue of the Court’s jurisdiction can be examined separately from and prior to the merits of the case; and (ii) if yes, whether the Court has jurisdiction following the remand from the Supreme Court. On October 26, 2011, the Ghent Court of Appeals issued an interim ruling that the jurisdiction issue would not be examined separately from and prior to a hearing on the merits of the case. Accordingly, it adopted a procedural calendar which, taking into account the substantial case backlog at the Court, provides for an oral hearing to be held on March 26, 2014.

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

Catapult vs. Tucana Telecom NV.  In June 2010, Catapult filed a complaint against Tucana in the Superior Court of the State of California, County of Los Angeles, seeking declaratory and injunctive relief and damages for breach of the distribution agreement.  Catapult filed its First Amended Complaint on September 8, 2010 to address a statute of limitations issue raised by Tucana’s initial response. Catapult seeks a declaration that the distribution agreement is a valid and enforceable agreement, and that the distribution agreement’s mandatory forum selection and choice of law provisions are enforceable and require that the litigation of any dispute involving the agreement be brought in a court located in the County of Los Angeles. Catapult also seeks an order permanently enjoining Tucana from prosecuting any claims arising out of Tucana’s distribution relationship with Catapult in any judicial forum outside the County of Los Angeles. Catapult also seeks compensatory damages of not less than $200,000 for damages suffered by Catapult arising out of Tucana’s breach of the distribution agreement. Tucana filed a demurrer to the First Amended Complaint on October 12, 2010 seeking dismissal of the action based on the statute of limitations and the doctrine of laches. Catapult filed its opposition to the demurrer on November 23, 2010.  The hearing on the demurrer was held on March 24, 2011. The Superior Court overruled the demurrer in its entirety, and on April 4, 2011, Tucana filed an answer to the complaint generally denying Catapult’s allegations and alleging certain affirmative defenses. The parties thereafter engaged in discovery and attended a private mediation on May 18, 2011 in Los Angeles which did not resolve the case. On June 17, 2011, Tucana filed a motion for summary judgment seeking dismissal of the entire action on the grounds of judicial estoppel based on statements made in the Belgian proceeding by Catapult’s previous Belgian counsel, a motion which Catapult vigorously opposed.  The Court conducted a hearing on that motion on December 19, 2011 and issued an order granting Tucana’s motion. Based on that order, on January 12, 2012, the Court entered judgment in favor of Tucana. Catapult intends to file and vigorously prosecute an appeal based on the Court’s errors in granting summary judgment.  Catapult anticipates that the appeal should be resolved in advance of the March 26, 2014 hearing date in the Belgian proceeding.

Indemnifications

In the normal course of business, we provide certain indemnifications, commitments and guarantees of varying scope to customers, including against claims of intellectual property infringement made by third parties arising from the use of our products.  We also have certain obligations to indemnify our officers, directors and employees for certain events or occurrences while the officer, director or employee is or was serving at our request in such capacity. The duration of these indemnifications, commitments and guarantees varies and in certain cases, is indefinite. Many of these indemnifications, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make.  However, our director and officer insurance policy may enable us to recover a portion of any future payments related to our officer, director or employee indemnifications. Historically, costs related to these indemnifications, commitments and guarantees have not been significant and accordingly, we believe the estimated fair value of these indemnifications, commitments and guarantees are not material.  With the exception of the product warranty accrual (see Note 1 for additional information), no liabilities have been recorded for these indemnifications, commitments and guarantees.

11.     Shareholders’ Equity

Stock Award Plans

Amended and Restated 1997 Equity and Incentive Plan

Our Amended and Restated 1997 Equity and Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our eligible employees and consultants.  The share-based awards may include incentive stock options (“ISO”), nonstatutory stock options, restricted stock units (“RSU”) or restricted stock awards.  Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant.  The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% for ISOs granted to an employee who owns more than 10% of the voting shares of the outstanding stock).  Options generally vest over a four-year period.  In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to three months after termination other than for cause or as a result of death or disability, or up to six months after termination as a result of disability or death.  The 1997 Plan terminated in May 2008 and as such, no shares are available for future grant.  As of December 31, 2011, 1.4 million awards remained outstanding under the 1997 Plan.

2008 Equity Incentive Plan, as amended

Our 2008 Equity Incentive Plan, as amended (the “2008 Plan” or the “Plan”), provides for the issuance of share-based awards to our eligible employees, directors and consultants. The share-based awards may include ISOs, nonstatutory stock options, stock appreciation rights, restricted stock units or restricted stock awards.  Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 7 years from the date of grant.  The exercise price for options granted under the 2008 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% for ISOs granted to an employee who owns more than 10% of the voting shares of the outstanding stock).  Options generally vest over a four-year period.  In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 90 days after termination other than (i) for termination for cause for which the vested options are forfeited on the termination date or (ii) as a result of death or disability for which vested options may be exercised for up to 180 days after termination.  The 2008 Plan will terminate in May 2018, unless terminated sooner by the Board of Directors.

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

During the second quarter of 2011, our shareholders approved the Second Amendment to the 2008 Plan, which resulted in the following:

•
Increase in Share Reserve. Increase of the total number of shares of our Common Stock available for future grants by 7.7 million shares to a total of 19.2 million shares of our Common Stock reserved as of December 31, 2011, of which 8.2 million shares were available for future grant as of December 31, 2011.

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

The following table summarizes stock option activity for the year ended December 31, 2011 (in thousands, except per share and contractual life data):

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual	Aggregate Intrinsic
	of Options	Per Share	Life (in years)	Value

Outstanding as of December 31, 2010	7,272	$8.29	4.18	$61,772
Granted	1,149	$17.58
Exercised	(1,422)	$8.50
Forfeited/canceled	(574)	$8.88
Outstanding as of December 31, 2011	6,425	$9.85	4.22	$12,699
Vested and expected to vest as of December 31, 2011	6,172	$9.75	4.16	$12,370
Exercisable as of December 31, 2011	3,153	$8.51	3.09	$7,284

The weighted average grant-date fair value of options granted for the years ended December 31, 2011, 2010 and 2009 was $6.40, $3.19 and $2.15 per share, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $11.3 million, $14.2 million and $1.4 million, respectively.  As of December 31, 2011, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.43 years.

The following table summarizes RSU activity for the year ended December 31, 2011 (in thousands, except per share data):

	Number	Weighted Average Grant Date Fair Value
	of Awards	Per Share

Outstanding as of December 31, 2010	1,775	$8.10
Awarded	638	$10.47
Released	(675)	$8.01
Forfeited/canceled	(75)	$8.51
Outstanding as of December 31, 2011	1,663	$9.03

The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as of December 31, 2011 was 1.36 years.

Employee Stock Purchase Plan

The employee stock purchase plan (the “2000 Purchase Plan”) was adopted and approved in September 2000. The 2000 Purchase Plan became effective upon the closing of our initial public offering in October 2000 and was amended in May 2003 and in April 2006. The 2000 Purchase Plan permits eligible employees to purchase Common Stock, subject to limitations as set forth in the 2000 Purchase Plan, through payroll deductions which may not exceed the lesser of 15% of an employee’s compensation or $21,250 per annum. The 2000 Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods.  Offering periods begin on the first trading day on or after May 1 and November 1 of each year.  During each 24-month offering period under the 2000 Purchase Plan, participants accumulate payroll deductions which on the last trading day of each six-month purchase period within the offering period are applied toward the purchase of shares of our Common Stock at a purchase price equal to 85% of the lower of (i) the fair market value of a share of our Common Stock as of the first trading day of the 24-month offering period and (ii) the fair market value of a share of Common Stock on the last trading day of the six-month purchase period.  The 2000 Purchase Plan expired in September 2010. The last offering period under the 2000 Purchase Plan commenced on May 1, 2010 and will end on April 30, 2012.  We had reserved a total of 4.5 million shares of Common Stock for issuance under the 2000 Purchase Plan, 193,000 shares of which are available for future issuance for the existing offering period. For the years ended December 31, 2011 and 2010, 375,000 and 567,000 shares, respectively, were issued under the 2000 Purchase Plan.

During the second quarter of 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”). The 2010 Purchase Plan replaced the 2000 Purchase Plan (i.e., no new 24-month offering periods will be offered under the 2000 Purchase Plan, although the open offering periods prior to the September 2010 expiration will continue until the applicable 24-month offering periods end). The 2010 Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November 1 of each year. The first 24-month offering period under the 2010 Purchase Plan began on November 1, 2010 and is scheduled to end on October 31, 2012.  The 2010 Purchase Plan will terminate in March 2020, unless it is earlier terminated by the Board of Directors. We have reserved a total of 800,000 shares of Common Stock for issuance under the 2010 Purchase Plan, together with the potential for an annual increase in the number of shares reserved under the 2010 Purchase Plan on May 1 of each year, 644,000 shares of which are available for future issuance for the existing offering periods.  For the year ended December 31, 2011, 156,000 shares were issued under the 2010 Purchase Plan.

Stock-Based Compensation Expense

We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected lives (in years)	3.3	3.6	3.6
Risk-free interest rates	1.3%	1.6%	1.7%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.5%	46.1%	46.5%

The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2012 through 2015 related to unvested share-based awards as of December 31, 2011 was approximately $15.5 million.

Stock Buyback Programs

We announced a six-month stock buyback program in November 2008 to repurchase up to $25 million of our Common Stock.  This program expired in May 2009. From January 1, 2009 through the May 2009 expiration date, we repurchased 1.6 million shares of our Common Stock for $8.4 million, or approximately $5.19 per share. These repurchased shares remain authorized, but are no longer issued and outstanding.

Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income, net of income taxes (in thousands):

	December 31,
	2011	2010

Unrealized gains on marketable securities	$1,484	$1,941
Foreign currency translation gains	746	513
Total accumulated other comprehensive income	$2,230	$2,454

12.     Retirement Plan

We provide a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds.  As determined annually by the Board of Directors, we may contribute matching funds of 50% of the employee contributions up to $2,500.  These matching contributions vest based on the employee’s years of service with us. The matching of employee 401(k) contributions was suspended in January 2009 and reinstated in January 2010. For the years ended December 31, 2011, 2010 and 2009, we expensed and made contributions to the Plan in the amount of approximately $845,000, $820,000 and $70,000, respectively.

13.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Basic Presentation
Numerator for basic earnings (loss) per share:
Net income (loss)	$23,775	$11,208	$(44,203)
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	69,231	65,157	62,710

Basic (loss) earnings per share	$0.34	$0.17	$(0.70)

Diluted Presentation
Numerator for diluted earnings (loss) per share:
Net income (loss)	$23,775	$11,208	$(44,203)
Interest expense on convertible senior notes, net of tax	—	—	—
Net income (loss) used for diluted earnings (loss) per share	$23,775	$11,208	$(44,203)

Denominator for dilutive earnings (loss) per share:
Weighted average common shares outstanding	69,231	65,157	62,710
Effect of dilutive securities:
Stock options and other share-based awards	2,433	2,612	—
Convertible senior notes	—	—	—
Dilutive potential common shares	71,664	67,769	62,710

Diluted earnings (loss) per share	$0.33	$0.17	$(0.70)

The diluted earnings per share computations for the years ended December 31, 2011 and 2010, exclude (i) the weighted average number of shares underlying our outstanding convertible senior notes, of 10.3 million and 676,000 shares, respectively, as they are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share, and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 1.1 million and 1.4 million shares, respectively, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing price per share of our Common Stock during 2011 and 2010. The diluted earnings per share computation for the year ended December 31, 2009, exclude employee stock options and other share-based awards to purchase or otherwise acquire 10.5 million shares, which were anti-dilutive because of our net loss position.

14.     Recently Issued or Adopted Accounting Pronouncements

Recently issued

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Under the new guidance, we will be required to present either a single continuous statement of comprehensive income or a consolidated statement of operations immediately followed by a statement of comprehensive income. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We expect to adopt this new guidance in the first quarter of 2012.  There will be no impact to our consolidated financial results as the new guidance relates only to changes in financial statement presentation.

Recently adopted

In January 2010, the FASB issued authoritative guidance for the accounting of fair value measurements and disclosures, which amends the disclosure requirements, related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for us with the reporting period beginning January 1, 2011.  The adoption of this new guidance required additional disclosures and did not have a material impact on our consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued new authoritative guidance on revenue recognition. We adopted the new guidance on revenue recognition in the first quarter of 2011 on a prospective basis for applicable revenue arrangements originating or materially modified on or after January 1, 2011. See Note 1 for additional information.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for fiscal years beginning after December 15, 2011. Early application is permitted.

15.     Quarterly Financial Summary (Unaudited)

	Three Months Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2011	2011	2011	2011	2010(1)	2010	2010	2010(1)
	(in thousands, except per share data)
Consolidated Financial Statement Data:
Total revenues	$83,651	$77,271	$68,973	$78,461	$77,780	$70,890	$66,104	$62,041
Total cost of revenues(2)	20,357	18,633	17,159	18,013	19,420	18,126	19,184	16,798
Gross profit	63,294	58,638	51,814	60,448	58,360	52,764	46,920	45,243
Income (loss) before income taxes	10,799	7,391	689	8,175	8,392	5,918	(986)	1,537
Net income (loss)	9,764	6,448	454	7,109	5,826	4,874	(361)	869
Earnings (loss) per share:
Basic	$0.14	$0.09	$0.01	$0.10	$0.09	$0.07	$(0.01)	$0.01
Diluted	$0.14	$0.09	$0.01	$0.10	$0.08	$0.07	$(0.01)	$0.01

Net cash provided by operating activities(3)	21,880	18,860	10,926	9,665	14,049	14,497	7,710	14,173
Net cash provided by financing activities(3)	184	527	6,958	9,071	207,012	7,988	5,981	3,400

(1)In the first and fourth quarters of 2010, we recorded $8.9 million and $1.0 million, respectively, to interest income and other, net related to (i) settlement proceeds received during the 2010 first quarter for claims asserted by us against our former investment manager for damages and losses relating to our previous investments in auction rate securities with an aggregate par value of $19.0 million, and (ii) proceeds received during the 2010 fourth quarter for the sale of certain of our auction rate securities that were previously written-off.

(2)For the quarters ended December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, March 31, 2010, total cost of revenues include charges related to amortization of intangible assets of $2.9 million, $2.9 million, $2.5 million, $2.5 million, $2.7 million, $2.4 million, $3.9 million, and $3.8 million, respectively.

(3)For the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011, excess tax benefits from stock- based compensation of $137,000, $815,000 and $1.9 million, respectively, were reclassified from cash flows from operating activities to cash flows from financing activities.  During the quarter ended December 31, 2011, we corrected this presentation to reverse these reclassifications as certain tax benefits from our share-based awards did not result in reductions to our cash taxes payable.  We will adjust our presentation of our 2011 tax benefits from certain share-based awards in our future quarterly filings on Form 10-Q.

RDGXBRLParseEnd

EXHIBIT INDEX

Exhibit No.	Description

10.7.1	First Amendment to Office Lease dated February 11, 2010, between MS LPC Malibu Property Holdings, LLC and Ixia
10.7.2	Second Amendment to Office Lease dated November 15, 2010, between MS LPC Malibu Property Holdings, LLC and Ixia
10.12	Compensation of Named Executive Officers effective April 1, 2011
10.13	Summary of Compensation for the Company’s Non-Employee Directors effective April 1, 2011
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document

*
In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language)  related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.