Form 10-Q
period 2012-03-31
IXIA
filed 2012-05-02
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer   [   ]                                                                                                        Accelerated filer  [X]
Non-accelerated filer (Do not check if a smaller reporting company)  [   ]                          Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	71,229,301
(Class of Common Stock)	(Outstanding at April 26, 2012)

IXIA

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$49,414	$42,729
Short-term investments in marketable securities	169,751	156,684
Accounts receivable, net	63,357	65,357
Inventories	26,796	27,239
Prepaid expenses and other current assets	13,330	12,700
Total current assets	322,648	304,709

Investments in marketable securities	202,381	185,608
Property and equipment, net	25,817	25,060
Intangible assets, net	42,189	46,028
Goodwill	66,429	66,429
Other assets	6,750	6,633
Total assets	$666,214	$634,467

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,948	$5,005
Accrued expenses	31,685	27,301
Deferred revenues	46,731	40,963
Income taxes payable	900	895
Total current liabilities	89,264	74,164

Deferred revenues	10,220	10,092
Other liabilities	6,494	5,849
Convertible senior notes	200,000	200,000
Total liabilities	305,978	290,105

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at March 31, 2012 and December 31, 2011; 71,179 and 70,240 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	138,277	132,330
Additional paid-in capital	150,598	145,840
Retained earnings	68,344	63,962
Accumulated other comprehensive income	3,017	2,230
Total shareholders’ equity	360,236	344,362

Total liabilities and shareholders’ equity	$666,214	$634,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2012	2011
Revenues:
Products	$69,043	$64,927
Services	16,600	13,534
Total revenues	85,643	78,461

Costs and operating expenses:(1)
Cost of revenues - products	14,782	14,021
Cost of revenues - services	2,130	1,478
Research and development	20,851	18,519
Sales and marketing	24,607	22,918
General and administrative	11,516	8,398
Amortization of intangible assets	4,045	3,690
Acquisition and other related	425	—
Total costs and operating expenses	78,356	69,024

Income from operations	7,287	9,437
Interest income and other, net	110	538
Interest expense	(1,800)	(1,800)
Income before income taxes	5,597	8,175
Income tax expense	1,215	1,066
Net income	$4,382	$7,109

Earnings per share:
Basic	$0.06	$0.10
Diluted	$0.06	$0.10

Weighted average number of common and common equivalent shares outstanding:
Basic	70,580	68,121
Diluted	72,954	71,433

________________________________
(1) Stock-based compensation included in:
Cost of revenues - products	$96	$136
Cost of revenues - services	37	51
Research and development	1,279	1,374
Sales and marketing	1,023	1,041
General and administrative	1,666	1,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Comprehensive Income
 (in thousands)
(unaudited)

	Three months ended
	March 31,
	2012	2011

Net income	4,382	7,109

Other comprehensive income, net of tax:
Change in unrealized gains and losses on investments	1,084	198
Cumulative translation adjustment	(297)	(94)

Total other comprehensive income, net of tax	787	104

Comprehensive income	$5,169	$7,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

\
IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$4,382	$7,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,700	3,042
Amortization of intangible assets	4,045	3,690
Stock-based compensation	4,101	3,861
Deferred income taxes	(317)	286
Tax benefit from stock award transactions	657	—
Excess tax benefits from stock-based compensation	(597)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,000	1,989
Inventories	443	(2,567)
Prepaid expenses and other current assets	60	2,353
Other assets	101	226
Accounts payable	4,943	(2,131)
Accrued expenses	4,384	(5,574)
Deferred revenues	5,896	(1,429)
Income taxes payable and other liabilities	59	710

Net cash provided by operating activities	33,857	11,565

Cash flows from investing activities:
Purchases of property and equipment	(4,754)	(4,328)
Purchases of available-for-sale securities	(81,173)	(52,466)
Proceeds from available-for-sale securities	52,417	35,360
Purchases of other intangible assets	(206)	(98)

Net cash used in investing activities	(33,716)	(21,532)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,947	7,171
Excess tax benefits from stock-based compensation	597	—

Net cash provided by financing activities	6,544	7,171

Net increase (decrease) in cash and cash equivalents	6,685	(2,796)
Cash and cash equivalents at beginning of period	42,729	76,082
Cash and cash equivalents at end of period	$49,414	$73,286

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

2.          Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2012 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current presentation.

3.          Convertible Senior Notes

On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% convertible senior notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”). The interest is payable semi-annually on June 15 and December 15 of each year.

As of March 31, 2012, the estimated fair value of our $200.0 million principal Notes was approximately $208.3 million. The fair values of the Notes were estimated using market prices of the Notes, which are based on Level 2 inputs.

4.          Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2012	2011

Raw materials	$3,126	$3,764
Work in process	6,906	6,871
Finished goods	16,764	16,604
	$26,796	$27,239

5.          Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three months ended
	March 31,
	2012	2011
Basic presentation:
Numerator for basic earnings per share:
Net income	$4,382	$7,109
Denominator for basic earnings per share:
Weighted average common shares outstanding	70,580	68,121

Basic earnings per share	$0.06	$0.10

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$4,382	$7,109
Interest expense on convertible senior notes, net of tax	—	—
Net income used for diluted earnings per share	$4,382	$7,109

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	70,580	68,121
Effect of dilutive securities:
Stock options and other share-based awards	2,374	3,312
Convertible senior notes	—	—
Dilutive potential common shares	72,954	71,433

Diluted earnings per share	$0.06	$0.10

The diluted earnings per share computation for the three months ended March 31, 2012 and 2011, excludes (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares as they are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 1.5 million and 648,000 shares, respectively, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing price per share of our common stock.

6.          Concentrations

Significant Customer

For the three months ended March 31, 2012 and 2011, one customer accounted for more than 10% of total revenues as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2012	2011

Amount of total revenues	$14,406	$11,306
As a percentage of total revenues	16.8%	14.4%

As of March 31, 2012 and December 31, 2011, we had receivable balances from this customer approximating 15.5% and 12.3%, respectively, of total accounts receivable.

As of March 31, 2012, we had a receivable balance from a second significant customer that approximated 14.6% of total accounts receivable, compared to approximately 1.0% of total accounts receivable as of December 31, 2011.

International Data

For the three months ended March 31, 2012 and 2011, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Three months ended
	March 31,
	2012	2011

Amount of total revenues	$42,208	$42,689
As a percentage of total revenues	49.3%	54.4%

For the three months ended March 31, 2012 and 2011, total revenues from product shipments to Japan approximated $12.0 million, or 14.0% of total revenues, and $11.9 million, or 15.1% of total revenues.

As of March 31, 2012 and December 31, 2011, our property and equipment were geographically located as follows (in thousands):

	March 31,	December 31,
	2012	2011
United States	$10,431	$10,834
India	4,582	4,294
Romania	4,441	3,562
Other	6,363	6,370
	$25,817	$25,060

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

Financial assets carried at fair value as of March 31, 2012 and December 31, 2011 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2012				December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$7,218	$7,218	$—	$—	$701	$701	$—	$—
Short-term investments:
U.S. Treasury, government and agency debt securities	98,079	—	98,079	—	84,285	—	84,285	—
Corporate debt securities	71,672	—	71,672	—	72,399	—	72,399	—
Long-term investments:
U.S. Treasury, government and agency debt securities	75,659	—	75,659	—	75,197	—	75,197	—
Corporate debt securities	123,768	—	123,768	—	107,637	—	107,637	—
Auction rate securities	2,954	—	—	2,954	2,774	—	—	2,774
Total financial assets	$379,350	$7,218	$369,178	$2,954	$342,993	$701	$339,518	$2,774

To estimate the fair value of our money market funds, U.S. treasury, government and agency debt securities and corporate debt securities, we use the estimated fair value per our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

As of March 31, 2012, we held $3.0 million of auction rate securities which we classify as Level 3 because they are valued using valuation models with unobservable marketable inputs. Given the disruption in the auction process, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, certain unobservable inputs and other items, including: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on, among other events: (i) a further deterioration in market conditions for these securities; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuer of the securities. Significant increases or decreases in any of these unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

There were no transfers of assets between levels within the fair value hierarchy for the three-month ended March 31, 2012.

The following table summarizes the activity for the three months ended March 31, 2012 and 2011 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2012	2011

Beginning balance	$2,774	$5,251
Unrealized gain recorded in other comprehensive income	180	146
Realized gain recorded in earnings	—	73
Settlements	—	(750)
Ending balance	$2,954	$4,720

There were no unrealized losses recorded in earnings for Level 3 assets still held at March 31, 2012.

8.          Commitments and Contingencies

Litigation

Tucana Telecom NV vs. Catapult.  On May 22, 2007, the Antwerp Court of Appeals heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult.  Ixia acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009.  Tucana had sought damages of 10.4 million Euros (approximately $13.9 million as of March 31, 2012) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeals confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana had appealed the judgment of the Antwerp Court of Appeals to the Belgian Supreme Court.  In a decision dated January 14, 2010, the Belgium Supreme Court set aside the decision of the Antwerp Court of Appeals and remanded the matter for trial to the Ghent Court of Appeals.  On March 11, 2011, Tucana served Catapult with a writ scheduling an introductory hearing before the Ghent Court of Appeals for June 22, 2011. Catapult’s counsel was informed that Tucana now asserts that it is entitled to total damages in the amount of approximately 9.5 million Euros (approximately $12.7 million as of March 31, 2012) plus interest.  At the introductory hearing on June 22, 2011, the Court set a summary hearing for October 12, 2011 to consider (i) whether the issue of the Court’s jurisdiction can be examined separately from and prior to the merits of the case; and (ii) if yes, whether the Court has jurisdiction following the remand from the Supreme Court. On October 26, 2011, the Ghent Court of Appeals issued an interim ruling that the jurisdiction issue would not be examined separately from and prior to a hearing on the merits of the case. Accordingly, it adopted a procedural calendar which, taking into account the substantial case backlog at the Court, provides for an oral hearing to be held on March 26, 2014.

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

Catapult vs. Tucana Telecom NV.  In June 2010, Catapult filed a complaint against Tucana in the Superior Court of the State of California, County of Los Angeles, seeking declaratory and injunctive relief and damages for breach of the distribution agreement.  Catapult filed its First Amended Complaint on September 8, 2010 to address a statute of limitations issue raised by Tucana’s initial response. Catapult seeks a declaration that the distribution agreement is a valid and enforceable agreement, and that the distribution agreement’s mandatory forum selection and choice of law provisions are enforceable and require that the litigation of any dispute involving the agreement be brought in a court located in the County of Los Angeles. Catapult also seeks an order permanently enjoining Tucana from prosecuting any claims arising out of Tucana’s distribution relationship with Catapult in any judicial forum outside the County of Los Angeles. Catapult also seeks compensatory damages of not less than $200,000 for damages suffered by Catapult arising out of Tucana’s breach of the distribution agreement. Tucana filed a demurrer to the First Amended Complaint on October 12, 2010 seeking dismissal of the action based on the statute of limitations and the doctrine of laches. Catapult filed its opposition to the demurrer on November 23, 2010.  The hearing on the demurrer was held on March 24, 2011. The Superior Court overruled the demurrer in its entirety, and on April 4, 2011, Tucana filed an answer to the complaint generally denying Catapult’s allegations and alleging certain affirmative defenses. The parties thereafter engaged in discovery and attended a private mediation on May 18, 2011 in Los Angeles which did not resolve the case. On June 17, 2011, Tucana filed a motion for summary judgment seeking dismissal of the entire action on the grounds of judicial estoppel based on statements made in the Belgian proceeding by Catapult’s previous Belgian counsel, a motion which Catapult vigorously opposed.  The Court conducted a hearing on that motion on December 19, 2011 and issued an order granting Tucana’s motion. Based on that order, on January 12, 2012, the Court entered judgment in favor of Tucana and has entered an order awarding Tucana its attorneys’ fees and costs in the total amount of approximately $116,000. On February 23, 2012, Catapult timely filed its Notice of Appeal from the Judgment based on the Court’s errors in granting summary judgment.  Although the briefing schedule for the appeal has not yet been determined, Catapult anticipates that the appeal should be resolved in advance of the March 26, 2014 hearing date in the Belgian proceeding.

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

9.          Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended disclosure guidance related to Common Fair Value Measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Additional disclosure requirements in this amended guidance include information regarding: (1) Level 3 fair value measurements; (2) an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use; (3) financial instruments not measured at fair value but for which disclosure of fair value is required; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. We adopted this new guidance in the first quarter of 2012 on a prospective basis. There was no impact to our consolidated financial results as the adoption of this new amended guidance related only to additional disclosures around Level 3 fair value measurements. See Note 7 for additional information.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Under the new guidance, we are required to present either a single continuous statement of comprehensive income or a consolidated statement of operations immediately followed by a statement of comprehensive income. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted this new guidance in the first quarter of 2012 on a retrospective basis. There was no impact to our consolidated financial results as the adoption of this new guidance related only to changes in financial statement presentation.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for fiscal years beginning after December 15, 2011. We adopted this new guidance in the fourth quarter of 2011 on a prospective basis. The adoption of this new guidance did not have an impact on our consolidated financial position, results of operations and cash flows.

ITEM 2               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012, or for any other future period.  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

Sales of our Ethernet interface cards, including our 1 Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, continue to represent the majority of our total revenues, and we expect this trend to continue over the next twelve months.  Sales to our largest customer accounted for approximately $14.4 million, or 16.8%, and $11.3 million, or 14.4%, of our total revenues for the three months ended March 31, 2012 and 2011, respectively.  To date, we have generated the majority of our revenues from sales to network and telecommunication equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generated revenues from shipments to international locations of $42.2 million, or 49.3% of our total revenues, in the first three months of 2012 compared to $42.7 million, or 54.4% of our total revenues, in the first three months of 2011.  Our sales in the Asia Pacific region for the three months ended March 31, 2012 included seasonal strength from Japan, which generated revenues from product shipments of $12.0 million for the first three months of 2012 compared to $11.9 million for same period in 2011.  Looking forward, we expect our international revenues to be approximately 50% of our total revenues on an annualized basis.

Stock-Based Compensation. For the three months ended March 31, 2012 and 2011, stock-based compensation expense was $4.1 million and $3.9 million, respectively. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2012 through 2016 related to unvested share-based awards as of March 31, 2012 was approximately $17.0 million.  To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants.  We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs.  The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues.  Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel.  We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facility in Calabasas, California and/or in Penang, Malaysia.  Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers.  Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period.  Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $2.7 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively, which are included within our Amortization of Intangible Assets line item on our condensed consolidated statements of operations.

Our cost of revenues as a percentage of total revenues is primarily affected by the following factors:

·     our pricing policies and those of our competitors;

·     the pricing we are able to obtain from our component suppliers and contract manufacturers;

·     the mix of customers and sales channels through which our products are sold;

·     the mix of our products sold, such as the mix of software versus hardware product sales;

·     new product introductions by us and by our competitors;

·     demand for and quality of our products; and

·     shipment volume.

In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we expect to continue to experience pricing pressure on larger transactions and from larger customers as a result of competition.

Operating Expenses.  Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses.  In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets and acquisition and other related costs discussed below, to increase modestly for the remainder of 2012 due primarily to the impact of our annual merit increases and investments in certain product initiatives.

·
Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancement of our products.  We expense our research and development costs as they are incurred.  We also capitalize and depreciate over a five-year period costs of our products used for internal purposes.

·
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in direct sales, sales support and marketing functions, as well as promotional and advertising expenditures.  We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers.

·
General and administrative expenses consist primarily of salaries and related expenses for certain executive, finance, legal, human resources, information technology and administrative personnel, as well as professional fees (e.g., legal and accounting), facility costs related to our corporate headquarters, insurance costs and other general corporate expenses.

·
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

·
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

While we continue to maintain a valuation allowance against our U.S. deferred tax assets, if the Company continues its recent trend of pre-tax book income in the U.S. on an annualized basis, we may release the valuation allowance, or a portion thereof, which will have a favorable impact on our effective tax rate.  At this time, it is uncertain when such a release may occur and we continue to monitor the need for a valuation allowance each reporting period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements included in our Form 10-Q which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets and marketable securities, stock-based compensation, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates have significantly changed since our Annual Report on Form 10-K for the year ended December 31, 2011. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended
	March 31,
	2012	2011

Revenues:
Products	80.6%	82.8%
Services	19.4	17.2
Total revenues	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues - products	17.3	17.9
Cost of revenues - services	2.5	1.9
Research and development	24.3	23.6
Sales and marketing	28.7	29.2
General and administrative	13.4	10.7
Amortization of intangible assets	4.7	4.7
Acquisition and other related	0.5	—
Total costs and operating expenses	91.4	88.0

Income from operations	8.6	12.0
Interest income and other, net	0.1	0.7
Interest expense	(2.1)	(2.3)
Income before income taxes	6.6	10.4
Income tax expense	1.4	1.4
Net income	5.2%	9.0%

________________________________
(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.2%
Cost of revenues - services	0.1	0.1
Research and development	1.5	1.8
Sales and marketing	1.2	1.3
General and administrative	1.9	1.6

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues.  In the first quarter of 2012, total revenues increased 9.2% to $85.6 million from the $78.5 million recorded in the first quarter of 2011.  This increase in total revenues in the first quarter of 2012 as compared to the same period in 2011 was primarily due to a $6.1 million increase in shipments of our interface cards (primarily our 40/100 Gigabit Ethernet and IxVeriwave interface cards) and an increase in PCS and warranty revenues that are recognized ratably.

Cost of Revenues.  As a percentage of total revenues, our total costs of revenues remained consistent at 19.8% in the first quarter of 2012 and 2011, respectively.

Research and Development Expenses.  In the first quarter of 2012, research and development expenses increased 12.6% to $20.9 million from $18.5 million in the first quarter of 2011. This increase was primarily due to an increase in compensation and related employee costs of $2.7 million, partially offset by a one-time charge incurred in the first quarter of 2011 to terminate and settle a development contract with no such comparable costs in the first quarter of 2012. The net increase in compensation and related employee costs was primarily due to an increase in the number of our international research and development personnel (particularly in Romania) and due to the addition of the research and development team as part of our acquisition of VeriWave in July 2011.

Sales and Marketing Expenses.  In the first quarter of 2012, sales and marketing expenses increased 7.4% to $24.6 million from $22.9 million in the first quarter of 2011. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $1.7 million, and higher depreciation expense of $447,000 primarily related to an increase in the number of our demonstration units in the field. The net increase in compensation and related employee costs was primarily due to the increase in the number of our sales personnel and higher sales commissions as revenue levels increased in the first quarter of 2012 over the same period in the prior year.

General and Administrative Expenses.  In the first quarter of 2012, general and administrative expenses increased 37.1% to $11.5 million from $8.4 million in the first quarter of 2011. Our general and administrative expenditures in the first quarter of 2012 included a one-time transition charge of $1.7 million incurred in connection with the announced departure of our CEO. Excluding this one-time transition charge, general and administrative expenses increased $1.4 million when compared to the first quarter of 2011. This net increase was primarily due to an increase in compensation and related employee costs, including travel, of $580,000, higher information technology services costs, and an increase in stock-based compensation expense.

Amortization of Intangible Assets.  In the first quarter of 2012, amortization of intangible assets increased to $4.0 million from $3.7 million in the first quarter of 2011. The increase was due to the amortization of intangibles related to our July 2011 acquisition of VeriWave, partially offset by the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Expenses. Acquisition and other related expenses for the first quarter of 2012 were $425,000 and primarily consisted of professional fees for legal, accounting and tax services, and other acquisition related costs. There were no acquisition and other related expenses incurred in the first quarter of 2011.

Interest Income and Other, Net.  Interest income and other, net decreased to $110,000 in the first quarter of 2012 from the $538,000 recorded in the first quarter of 2011.

Interest Expense. Interest expense, including the amortization of debt issuance costs, for the first quarter of 2012 and 2011 was $1.8 million, and related to our convertible senior notes issued during December 2010. For additional information, see Note 3 to Consolidated Financial Statements included in this Form 10-Q.

Income Tax. Income tax expense increased to $1.2 million, or an effective rate of 21.7%, in the first quarter of 2012 from $1.1 million, or an effective rate of 13.0%, recorded in the first quarter of 2011. The increase in the effective tax rate was primarily due to the realization of historic excess windfall tax benefits not previously recognized for financial statement purposes and the lapse of the federal R&D credit as of December 31, 2011.

Our effective tax rate of 21.7% differs from the federal statutory rate of 35% due to benefits associated with the differential in tax rates for certain foreign operations, state taxes and significant permanent differences.  Significant permanent differences arise primarily due to research and development credits (federal research credits were not available in 2012) and certain stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence.

During 2012, we may realize a three year cumulative accounting profit in the U.S.  If this occurs, we will consider other positive and negative evidence such as reviewing our current financial performance, the extent to which we can rely on financial and taxable income projections, our market environment and other factors, in evaluating the continued need for a full, or partial, valuation allowance.  Any reversal of our valuation allowance will favorably impact our results of operations in the period of the reversal.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with our cash balances generated primarily from operations and proceeds from our initial public offering, our convertible debt offering, and stock option exercises.  Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, increased to $421.5 million as of March 31, 2012 from $385.0 million as of December 31, 2011 primarily due to the $33.9 million in net cash provided by our operating activities and $5.9 million of cash generated from the exercises of share-based awards, partially offset by capital expenditures of $4.8 million.

Of our total cash, cash equivalents and short- and long-term investments, $29.2 million and $26.9 million was held outside of the United States in various foreign subsidiaries as of March 31, 2012 and December 31, 2011, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. However, barring unforeseen circumstances, we consider these funds permanently invested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of March 31, 2012.

The following table sets forth our summary cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Net cash provided by operating activities	$33,857	$11,565
Net cash used in investing activities	(33,716)	(21,532)
Net cash provided by financing activities	6,544	7,171

Cash Flows from Operating Activities

Net cash provided by operating activities was $33.9 million in the first three months of 2012 and $11.6 million in the same period of 2011.  This increase in cash flow generated from operations was primarily due to a $24.3 million increase of net working capital changes in the first three months of 2012 over the first three months of 2011, principally due to the timing of payments of accounts payable and accrued liabilities as well as the increase in our deferred revenue balance due in part to a $4.1 million order that was deferred.

Cash Flows from Investing Activities

Net cash used in investing activities was $33.7 million for the first three months of 2012 and $21.5 million in the same period of 2011.  Excluding marketable security purchases and proceeds, net cash used in investing activities was $5.0 million and $4.4 million for the first three months of 2012 and 2011, respectively, and consisted primarily of capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the first three months of 2012 was $6.5 million and $7.2 million in the same period of 2011. This decrease in cash provided by financing activities was primarily due to the decrease in proceeds from the exercises of share-based awards for the first three months of 2012 when compared to the first three months of 2011.

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

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section.  Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: changes in the global economy, competition, consistency of orders from significant customers, our success in developing and producing new products, market acceptance of our products, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain or impact the delivery of our products, and the risk that the anticipated benefits of our recent or future acquisitions will not be realized.  The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our other filings with the Securities and Exchange Commission.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2011 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2011 other than as discussed in Note 7 “Fair Value Measurements” included in this Form 10-Q.

ITEM 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2012), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.           OTHER INFORMATION

ITEM 1.             Legal Proceedings

Discussion of legal matters is incorporated by reference from Part  I, Item 1, Note 8, “Commitments and Contingencies,” included in this Form 10-Q , and should be considered an integral part of Part  II, Item 1, “Legal Proceedings.”

ITEM 1A.          Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in certain of our other filings with the Securities and Exchange Commission.  There have been no material changes to our risk factors previously disclosed in the 2011 Form 10-K.

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
___________________
*
In accordance with Rule 406T of Regulation S-T, the following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, (ii) unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, (iii) unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, (iv) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, and (v) notes to unaudited condensed consolidated financial statements shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	May 2, 2012	By:	/s/ Atul Bhatnagar
Atul Bhatnagar President and Chief Executive Officer

Date:	May 2, 2012	By:	/s/ Thomas B. Miller
Thomas B. Miller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

___________________
*
In accordance with Rule 406T of Regulation S-T, the following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, (ii) unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, (iii) unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, (iv) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, and (v) notes to unaudited condensed consolidated financial statements shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.