Form 10-Q
period 2012-06-30
IXIA
filed 2012-08-07
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 000-31523

IXIA
(Exact name of Registrant as specified in its charter)

California	95-4635982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	72,547,350
(Class of Common Stock)	(Outstanding at July 27, 2012)

IXIA

PART I.         FINANCIAL INFORMATION

ITEM 1.         Financial Statements (unaudited)

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$45,396	$42,729
Short-term investments in marketable securities	96,458	156,684
Accounts receivable, net	71,521	65,357
Inventories	33,153	27,239
Prepaid expenses and other current assets	18,819	12,700
Total current assets	265,347	304,709

Investments in marketable securities	144,924	185,608
Property and equipment, net	27,313	25,060
Intangible assets, net	111,829	46,028
Goodwill	156,885	66,429
Other assets	5,800	6,633
Total assets	$712,098	$634,467

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,320	$5,005
Accrued expenses	35,208	27,301
Deferred revenues	51,306	40,963
Income taxes payable	861	895
Total current liabilities	96,695	74,164

Deferred revenues	11,218	10,092
Other liabilities	9,032	5,849
Convertible senior notes	200,000	200,000
Total liabilities	316,945	290,105

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at June 30, 2012 and December 31, 2011; 71,889 and 70,240 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	142,914	132,330
Additional paid-in capital	154,521	145,840
Retained earnings	95,194	63,962
Accumulated other comprehensive income	2,524	2,230
Total shareholders’ equity	395,153	344,362

Total liabilities and shareholders’ equity	$712,098	$634,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues:
Products	$75,938	$54,992	$144,981	$119,919
Services	16,405	13,981	33,005	27,515
Total revenues	92,343	68,973	177,986	147,434

Costs and operating expenses:(1)
Cost of revenues – products	14,220	13,014	29,002	27,035
Cost of revenues – services	2,730	1,631	4,860	3,109
Research and development	22,546	18,545	43,397	37,064
Sales and marketing	24,556	21,210	49,163	44,128
General and administrative	11,090	8,074	22,606	16,472
Amortization of intangible assets	5,358	3,789	9,403	7,479
Acquisition and other related	3,739	474	4,164	474
Total costs and operating expenses	84,239	66,737	162,595	135,761

Income from operations	8,104	2,236	15,391	11,673
Interest income and other, net	602	253	712	791
Interest expense	(1,800)	(1,800)	(3,600)	(3,600)
Income before income taxes	6,906	689	12,503	8,864
Income tax (benefit) expense	(19,944)	235	(18,729)	1,301
Net income	$26,850	$454	$31,232	$7,563

Earnings per share:
Basic	$0.38	$0.01	$0.44	$0.11
Diluted	$0.33	$0.01	$0.40	$0.11

Weighted average number of common and common equivalent shares outstanding:

Basic	71,579	69,156	71,079	68,643
Diluted	83,803	71,885	83,508	71,628

(1) Stock-based compensation included in:

Cost of revenues - products	$75	$112	$171	$248
Cost of revenues - services	29	43	66	94
Research and development	945	1,082	2,224	2,456
Sales and marketing	911	826	1,934	1,867
General and administrative	1,809	1,183	3,475	2,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Comprehensive Income
 (in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income	$26,850	$454	$31,232	$7,563

Other comprehensive income
Change in unrealized gains and losses on investments, net of tax	(625)	56	459	254
Cumulative translation adjustment	132	120	(165)	26

Total other comprehensive (loss) income, net of tax	(493)	176	294	280

Comprehensive income	$26,357	$630	$31,526	$7,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$31,232	$7,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,505	6,277
Amortization of intangible assets	9,403	7,479
Stock-based compensation	7,870	7,107
Deferred income taxes	(23,363)	(405)
Tax benefit from stock option transactions	811	—
Excess tax benefits from stock-based compensation	(798)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,679	2,567
Inventories	(1,534)	(367)
Prepaid expenses and other current assets	1,495	248
Other assets	(170)	289
Accounts payable	3,013	(2,774)
Accrued expenses	1,416	(8,433)
Deferred revenues	4,471	3,232
Income taxes payable and other liabilities	(31)	523

Net cash provided by operating activities	46,999	23,306

Cash flows from investing activities:
Purchases of property and equipment	(8,322)	(7,256)
Purchases of available-for-sale securities	(110,552)	(197,635)
Proceeds from available-for-sale securities	211,921	145,183
Purchases of other intangible assets	(504)	(162)
Payments in connection with acquisitions, net of cash acquired	(148,257)	(250)

Net cash used in investing activities	(55,714)	(60,120)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	10,584	13,314
Excess tax benefits from stock-based compensation	798	—

Net cash provided by financing activities	11,382	13,314

Net increase (decrease) in cash and cash equivalents	2,667	(23,500)
Cash and cash equivalents at beginning of period	42,729	76,082
Cash and cash equivalents at end of period	$45,396	$52,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.            Business

We were incorporated on May 27, 1997 as a California corporation. We are a leading provider of converged Internet Protocol (IP) network validation and network visibility solutions. Equipment manufacturers, service providers, enterprises, and government agencies use our solutions to design, verify, and monitor a broad range of Ethernet, Wi-Fi, and 3G/LTE equipment and networks.   Our test solutions emulate realistic media-rich traffic and network conditions so that customers can optimize and validate the design, performance, and security of their pre-deployment networks.  Our intelligent network visibility solutions provide clarity into physical and virtual production networks for improved performance, security, resiliency, and application delivery of cloud, data center, and service provider networks.   Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services.

2.            Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2012 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011, but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current presentation.

3.            Acquisitions

Anue Systems, Inc.

On June 1, 2012, we completed our acquisition of all of the outstanding shares of common stock of Anue Systems, Inc. (“Anue”).  Anue provides solutions to monitor and test complicated networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage.  With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base.  In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced development team.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of Anue’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

The aggregate cash consideration paid totaled $151.9 million and is subject to certain post-closing adjustments including an adjustment based on the final amount of Anue’s closing net working capital.  The acquisition was funded from our existing cash and cash equivalents.

Acquisition and other related costs, including integration activities, approximated $2.6 million and $3.0 million for the three and six months ended June 30, 2012, respectively.  These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and Other Related line item on our consolidated statements of operations.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$3,659
Accounts receivable	11,843
Inventories	4,380
Prepaid and other assets	2,980
Fixed assets, net	1,600
Identifiable intangible assets	74,700
Goodwill	90,456
Total assets acquired	189,618
Accounts payable, accrued expenses and other liabilities	(8,115)
Deferred revenues	(6,997)
Deferred tax liability, net	(22,590)
Net assets acquired	$151,916

The preliminary purchase price allocation is pending the receipt of certain information, such as the final net working capital computation and the final tax attributes that will be finalized upon the filing of certain pre-acquisition tax returns.

The identifiable intangible assets of $74.7 million consist of $45.0 million of acquired technology, $21.9 million of customer relationships, $4.0 million for the trade name, $2.1 million related to non-compete agreements and $1.7 million of other identifiable intangible assets. The fair values of the identifiable intangible assets have been estimated using the income approach. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from six months to six years.  The goodwill recorded in connection with this transaction is not deductible for U.S. income tax purposes.

The following table summarizes the pro forma total revenues and net income (loss) of the combined entity had the acquisition of Anue occurred on January 1, 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Total revenues	$107,419	$76,032	$206,987	$160,766
Net income (loss)	5,490	(2,571)	7,760	23,823

The pro forma combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among others items, reductions in revenues related to the estimated fair value adjustment to deferred revenues, certain acquisition related costs, amortization of identifiable intangible assets, and the related income tax effects for these adjustments (including to record the $22.6 million partial release of our valuation allowance in the first quarter of 2011 rather than in the second quarter of 2012 for the above pro forma presentation). Since the acquisition date, the results of Anue’s operations have been included in our consolidated financial statements, which include revenues of $3.9 million and a loss before income taxes of approximately $816,000 for the three and six months ended June 30, 2012.  The combined results, as well as those of Anue included in the Company’s results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

BreakingPoint Systems, Inc.

On June 30, 2012, we entered into an Agreement and Plan of Merger to acquire all of the outstanding shares of common stock of BreakingPoint Systems, Inc. (“BreakingPoint”) for a total estimated cash consideration of approximately $160.0 million, subject to adjustment based on BreakingPoint’s net working capital and cash as of the closing date. BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks.

The acquisition is expected to close during the third quarter ending September 30, 2012, subject to customary closing conditions.

4.            Convertible Senior Notes

On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”). The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During the second quarter of 2012, we made interest payments of $3.0 million.

As of June 30, 2012, the estimated fair value of our Notes was approximately $202.3 million. The fair values of the Notes were estimated using market prices of the Notes, which are based on Level 2 inputs.

5.            Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011

Raw materials	$5,669	$3,764
Work in process	9,947	6,871
Finished goods	17,537	16,604
	$33,153	$27,239

6.            Shareholders’ Equity

Other Comprehensive Income

The tax impact of unrealized gains and losses was $0 for the three and six months ended June 30, 2012. The tax impact of unrealized gains and losses was $36,000 and $162,000 for the three and six months ended June 30 2011, respectively.

7.            Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Basic presentation:
Numerator for basic earnings per share:
Net income	$26,850	$454	$31,232	$7,563
Denominator for basic earnings per share:
Weighted average common shares outstanding	71,579	69,156	71,079	68,643

Basic earnings per share	$0.38	$0.01	$0.44	$0.11

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$26,850	$454	$31,232	$7,563
Interest expense on convertible senior notes, net of tax	1,100	—	2,200	—
Net income used for diluted earnings per share	$27,950	$454	$33,432	$7,563

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	71,579	69,156	71,079	68,643
Effect of dilutive securities:
Stock options and other share-based awards	1,934	2,729	2,139	2,985
Convertible senior notes	10,290	—	10,290	—
Dilutive potential common shares	83,803	71,885	83,508	71,628

Diluted earnings per share	$0.33	$0.01	$0.40	$0.11

The diluted earnings per share computation for the three and six months ended June 30, 2012 excludes the weighted average number of shares underlying our employee stock options and other share-based awards of 1.7 million shares and 1.6 million shares, respectively which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock during the applicable period.

The diluted earnings per share computation for the three and six months ended June 30, 2011 excludes (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 1.1 million shares and 877,000 shares, respectively, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock during the applicable period.

8.            Concentrations

Significant Customers

For the three and six months ended June 30, 2012 and 2011, one customer accounted for more than 10% of total revenue and for the three months ended June 30, 2012, a second customer accounted for more than 10% of total revenues, all in at least one of the applicable periods as follows (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Customer A
Amount of total revenues	$14,967	$10,443	$29,374	$21,749
As a percentage of total revenues	16.2%	15.1%	16.5%	14.8%

Customer B
Amount of total revenues	$9,847	$893	$16,370	$5,791
As a percentage of total revenues	10.7%	1.3%	9.2%	3.9%

As of June 30, 2012 and December 31, 2011, we had receivable balances from significant Customer A that approximated 11.3% and 12.3%, respectively, of total accounts receivable.

As of June 30, 2012 and December 31, 2011, we had receivable balances from another significant customer that approximated 10.5% and 10.0%, respectively, of total accounts receivable.

International Data

For the three and six months ended June 30, 2012 and 2011, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Amount of total international revenues	$40,175	$33,779	$82,383	$76,468
As a percentage of total revenues	43.5%	49.0%	46.3%	51.9%

For the three and six months ended June 30, 2012, total revenues from product shipments to Japan approximated $13.0 million, or 14.0% of total revenues, and $25.0 million, or 14.0% of total revenues, respectively.

For the three and six months ended June 30, 2011, total revenues from product shipments to Japan approximated $1.5 million, or 2.2% of total revenues, and $13.4 million, or 9.1% of total revenues, respectively.

As of June 30, 2012 and December 31, 2011, our property and equipment were geographically located as follows (in thousands):

	June 30, 2012	December 31, 2011
United States	$11,960	$10,834
India	5,284	4,294
Romania	4,231	3,562
Other	5,838	6,370
	$27,313	$25,060

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

Financial assets carried at fair value as of June 30, 2012 and December 31, 2011 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2012				December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$887	$887	$—	$—	$701	$701	$—	$—
U.S. Treasury, government and agency debt securities	3,999	—	3,999	—	—	—	—	—
Short-term investments:
U.S. Treasury, government and agency debt securities	58,844	—	58,844	—	84,285	—	84,285	—
Corporate debt securities	37,614	—	37,614	—	72,399	—	72,399	—
Long-term investments:
U.S. Treasury, government and agency debt securities	60,868	—	60,868	—	75,197	—	75,197	—
Corporate debt securities	81,221	—	81,221	—	107,637	—	107,637	—
Auction rate securities	2,835	—	—	2,835	2,774	—	—	2,774
Total financial assets	$246,268	$887	$242,546	$2,835	$342,993	$701	$339,518	$2,774

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

As of June 30, 2012, we held $2.8 million of auction rate securities which we classify as Level 3 because they are valued using valuation models with unobservable marketable inputs. Given the disruption in the auction process, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, certain unobservable inputs and other items, including: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on, among other events: (i) a further deterioration in market conditions for these securities; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuer of the securities. Significant increases or decreases in any of these unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

There were no transfers of assets between levels within the fair value hierarchy for the six-month period ended June 30, 2012.

The following table summarizes the activity for the three and six months ended June 30, 2012 and 2011 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Beginning balance	$2,954	$4,720	$2,774	$5,251
Unrealized (loss) gain recorded in other comprehensive income	(119)	(74)	61	72
Realized gain recorded in earnings	—	—	—	73
Settlements	—	—	—	(750)
Ending balance	$2,835	$4,646	$2,835	$4,646

There were no unrealized losses recorded in earnings for Level 3 assets still held at June 30, 2012.

10.           Commitments and Contingencies

Lease Commitments

Effective June 1, 2012, we entered into a fourth amendment to our office lease agreement (the “Amended Lease”) related to our corporate headquarters located in Calabasas, California. The Amended Lease extends the original lease, as amended, by ten years, with no extension options.  The original lease, as amended, was set to expire on May 31, 2013.  The future minimum commitments per the terms of the Amended Lease for the extended period commencing on June 1, 2013 are set forth in the following table (in thousands):

Year Ending December 31,
2013	$869
2014	1,764
2015	1,817
2016	1,872
2017	1,928
Thereafter	12,997
$21,247

Litigation

The Belgian and California litigation matters involving Tucana Telecom NV (“Tucana”), a former distributor of Catapult Communications Corporation, our wholly owned subsidiary (“Catapult”), and Catapult were amicably resolved pursuant to a confidential Settlement Agreement and Mutual General Release dated June 15, 2012 (the “Settlement Agreement”). Refer to Part I, Item 1, Note 8, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 5, 2012, for a description of the Belgian and California litigation matters.  Pursuant to the Settlement Agreement, Catapult dismissed its appeal in the California litigation on June 18, 2012, and Tucana submitted its Full Acknowledgment of Satisfaction of Judgment on June 27, 2012, bringing the California litigation to a conclusion.  Catapult and Tucana have also submitted a joint brief of withdrawal of claim to the Registry of the Ghent Court of Appeals to obtain the termination of the Belgian litigation.

On June 15, 2012, Catapult issued a demand for indemnification to Tekelec pursuant to the Asset Purchase Agreement between Tekelec and Catapult dated July 15, 2002 (the “APA”) under which Catapult had succeeded to Tekelec’s relationship with Tucana.  Catapult has demanded indemnification for the full amount of Catapult’s costs, including attorneys’ fees and expenses, incurred in defending against and resolving Tucana’s claims.

Because Catapult’s demand for indemnification was not resolved within the 30-day period provided for by the APA, on July 16, 2012, Catapult demanded arbitration of its indemnification claim against Tekelec.  As a result, the parties have initiated the arbitration process.  Catapult intends to vigorously prosecute its claim against Tekelec in accordance with the terms of the APA.

We are not aware of any pending legal proceedings other than the matters mentioned above that, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial position.  We may in the future be a party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party patents or other intellectual property rights.  Such claims, even if without merit, could result in the expenditure of significant financial and managerial resources.

11.      Income Taxes

Income tax benefit was $19.9 million, or an effective rate of (288.8%), for the second quarter of 2012 and $18.7 million, or an effective rate of (149.8%), for the first six months of 2012. The significant cause for the difference in the computed effective rate when compared to the statutory tax rates was the partial release of the valuation allowance during the quarter.

During the three months ended June 30, 2012, we released $22.6 million of our valuation allowance previously established against our U.S. deferred tax assets. The $22.6 million release was the result of a net deferred tax liability recorded as part of the Anue acquisition.  While we continue to maintain a valuation allowance against our remaining U.S. deferred tax assets, the release of the remaining valuation allowance, or a portion thereof, will have a favorable impact on our effective tax rate.  We will continue to monitor the need for a valuation allowance each reporting period, and we believe that we may release an additional portion of our valuation allowance in the 2012 third quarter if our pending acquisition of BreakingPoint closes.

12.      Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended disclosure guidance related to Common Fair Value Measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Additional disclosure requirements in this amended guidance include information regarding: (1) Level 3 fair value measurements; (2) an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use; (3) financial instruments not measured at fair value but for which disclosure of fair value is required; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. We adopted this new guidance in the first quarter of 2012 on a prospective basis. There was no impact to our consolidated financial results as the adoption of this new amended guidance related only to additional disclosures around Level 3 fair value measurements. See Note 9 for additional information.

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

ITEM 2         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012, or for any other future period.  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

BUSINESS OVERVIEW

We are a leading provider of converged Internet Protocol (IP) network validation and network visibility solutions. Equipment manufacturers, service providers, enterprises, and government agencies use our solutions to design, verify, and monitor a broad range of Ethernet, Wi-Fi, and 3G/LTE equipment and networks.   Our test solutions emulate realistic media-rich traffic and network conditions so that customers can optimize and validate the design, performance, and security of their pre-deployment networks.  Our intelligent network visibility solutions provide clarity into physical and virtual production networks for improved performance, security, resiliency, and application delivery of cloud, data center, and service provider networks.   Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services.

BreakingPoint Systems, Inc. On June 30, 2012, we entered into an Agreement and Plan of Merger to acquire all of the outstanding shares of common stock of BreakingPoint Systems, Inc. (“BreakingPoint”) for total estimated cash consideration of approximately $160.0 million, subject to adjustment based on BreakingPoint’s net working capital and cash as of the closing date.  BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks.  The acquisition is expected to close during the third quarter ending September 30, 2012, subject to customary closing conditions. See Note 3 to the Consolidated Financial Statements included in this Form 10-Q.

Acquisition of Anue Systems, Inc.  On June 1, 2012, we completed our acquisition of all of the outstanding shares of common stock of Anue Systems, Inc. (“Anue”).  The aggregate consideration totaled $151.9 million, or $148.3 million net of Anue’s existing cash and investment balances at the time of the acquisition, and is subject to certain adjustments including an adjustment based on the final amount of Anue’s net working capital on the closing date.  The acquisition was funded from our existing cash and cash equivalents. Anue provides solutions to monitor and test complicated networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base.  In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced development team.  The results of operations of Anue have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the Consolidated Financial Statements included in this Form 10-Q.

Acquisition of VeriWave, Inc. On July 18, 2011, we completed our acquisition of all of the outstanding stock of VeriWave, Inc. (“VeriWave”).  The purchase price for VeriWave totaled $15.8 million, or $15.6 million net of VeriWave’s existing cash and investment balances at the time of the acquisition. The acquisition was funded from our existing cash and cash equivalents. VeriWave’s test solutions validate wireless networks, devices, and applications by benchmarking and measuring speed, quality, interoperability, compliance, and other pivotal aspects of mobile performance.  The results of operations of VeriWave have been included in our consolidated statements of operations and cash flows since the date of the acquisition.

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

Sales of our Ethernet interface cards, including our 1 Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, continue to represent the majority of our total revenues, and we expect this trend to continue through the end of 2012.  Over the longer term, while we expect the sale of our Ethernet interface cards to represent a significant amount of our revenues going forward, we expect to see some decline as a percentage of total revenues as the sales of our network visibility solutions and other appliances increase. Sales to our largest customer, Cisco Systems, accounted for approximately $15.0 million, or 16.2%, and $29.4 million, or 16.5%, of our total revenues for the three and six months ended June 30, 2012, respectively, and $10.4 million, or 15.1%, and $21.7 million, or 14.8%, of our total revenues for the three and six months ended June 30, 2011, respectively.  To date, we have generated the majority of our revenues from sales to network and telecommunication equipment manufacturers. While we expect that we will continue to have some customer concentration for the foreseeable future, we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. From a geographic perspective, we generated revenues from shipments to international locations of $40.2 million, or 43.5%, and $82.4 million, or 46.3%, of our total revenues for the three and six months ended June 30, 2012, respectively, compared to $33.8 million, or 49.0%, and $76.5 million, or 51.9%, of our total revenues for the three and six months ended June 30, 2011, respectively. Total revenues from product shipments to Japan, were $13.0 million and $25.0 million for the three and six months ended June 30, 2012, respectively compared with $1.5 million and $13.4 million for the three and six months ended June 30, 2011, respectively. The increase in revenue from product shipments to Japan was primarily driven by NTT, our largest customer in Japan, which accounted for $9.8 million, or 10.7%, and $16.4 million, or 9.2%, of our total revenues for the three and six months ended June 30, 2012, respectively. Looking forward, we expect our international revenues to be between 50% and 55% of our total revenues on an annualized basis.

Stock-Based Compensation. For the three and six months ended June 30, 2012, stock-based compensation expense was $3.8 million and $7.9 million, respectively. Stock-based compensation for the three and six months ended June 30, 2011 was $3.2 million and $7.1 million, respectively. The increase in stock-based compensation expense in the three and six months ended June 30, 2012 as compared to the same periods in 2011 was primarily due to the partial recognition during the 2012 periods of expense for certain performance based awards which were previously not expected to be earned for the comparable periods in 2011. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2012 through 2016 related to unvested share-based awards as of June 30, 2012 was approximately $17.4 million.  To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants.  We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs.  The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues.  Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel.  We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas and Penang, Malaysia.  Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers.  Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period.  Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $3.6 million and $6.3 million for the three and six months ended June 30, 2012, respectively, and $2.5 million and $5.0 million for the three and six months ended June 30, 2011, respectively, which are included within our Amortization of Intangible Assets line item on our condensed consolidated statements of operations.

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

Operating Expenses.  Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses.  In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets and acquisition and other related costs discussed below, to increase for the remainder of 2012 due primarily to the recently completed acquisition of Anue.

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

•
Amortization of intangible assets consists of the purchase price of various intangible assets over their estimated useful lives.  We evaluate our identifiable definite life intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that a potential impairment may exist.  An impairment charge would be recorded to the extent that the carrying value of the intangible asset exceeds its undiscounted cash flows and its estimated fair value in the period that the impairment circumstances occurred.  We also evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist.  Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value.  The future amortization expense of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies or product lines or are required to record impairment charges related to our acquired intangible assets.

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

Interest Income and Other, Net represents interest on cash and a variety of securities, including money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities, realized gains/losses on the sale of investment securities, certain foreign currency gains and losses, and other non-operating items.

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

During the three months ended June 30, 2012, we released $22.6 million of our valuation allowance previously established against our U.S. deferred tax assets. The $22.6 million release was the result of a net deferred tax liability recorded as part of the Anue acquisition.  While we continue to maintain a valuation allowance against our remaining U.S. deferred tax assets, the release of the remaining valuation allowance, or a portion thereof, will have a favorable impact on our effective tax rate.  We will continue to monitor the need for a valuation allowance each reporting period, and we believe that we may release an additional portion of our valuation allowance in the 2012 third quarter if our pending acquisition of BreakingPoint closes.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues:
Products	82.2%	79.7%	81.5%	81.3%
Services	17.8	20.3	18.5	18.7
Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues - products	15.4	18.9	16.3	18.3
Cost of revenues - services	3.0	2.3	2.7	2.1
Research and development	24.4	26.9	24.4	25.2
Sales and marketing	26.6	30.8	27.6	29.9
General and administrative	12.0	11.7	12.8	11.2
Amortization of intangible assets	5.8	5.5	5.3	5.1
Acquisition and other related	4.0	0.7	2.3	0.3
Total costs and operating expenses	91.2	96.8	91.4	92.1

Income from operations	8.8	3.2	8.6	7.9
Interest income and other, net	0.7	0.4	0.4	0.5
Interest expense	(2.0)	(2.6)	(2.0)	(2.4)
Income before income taxes	7.5	1.0	7.0	6.0
Income tax (benefit) expense	(21.6)	0.3	(10.5)	0.9
Net income	29.1%	0.7%	17.5%	5.1%

(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.2%	0.1%	0.2%
Cost of revenues - services	0.0	0.1	0.0	0.1
Research and development	1.0	1.6	1.2	1.7
Sales and marketing	1.0	1.2	1.1	1.3
General and administrative	2.0	1.7	2.0	1.7

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Revenues.  In the second quarter of 2012, total revenues increased 33.9% to $92.3 million from the $69.0 million recorded in the second quarter of 2011. As a result of our acquisition of Anue Systems, Inc. (“Anue”) on June 1, 2012, the second quarter of 2012 included Anue revenue of $3.9 million. Excluding the Anue revenue of $3.9 million, revenues increased to $88.5 million in the second quarter of 2012 primarily due to a $14.7 million increase in shipments of our hardware products (primarily our 40/100 Gigabit Ethernet interface cards and IxVeriwave products) and an increase in PCS and warranty revenues that are recognized ratably.

In the first six months of 2012, total revenues increased 20.7% to $178.0 million from $147.4 million recorded in the same period of 2011. Excluding the Anue revenue of $3.9 million, revenues increased to $174.1 million in the first six months of 2012 due to a $22.5 million increase in shipments of our hardware products (primarily our 40/100 Gigabit Ethernet interface cards and IxVeriwave products) and an increase in PCS and warranty revenues that are recognized ratably.

Cost of Revenues.  As a percentage of total revenues, our total costs of revenues decreased to 18.4% in the second quarter of 2012 from 21.2% in the second quarter of 2011. As a percentage of total revenues, our total cost of revenues decreased to 19.0% in the first six months of 2012 from 20.4% in the first six months of 2011. The decreases in our total cost of revenues as a percentage of total revenues in the second quarter of 2012 and the first six months of 2012 were principally due to lower hardware costs.

Research and Development Expenses.  In the second quarter of 2012, research and development expenses increased 21.6% to $22.5 million from $18.5 million in the second quarter of 2011. As a result of our Anue acquisition, our research and development expenditures in the second quarter of 2012 included $893,000 related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the Anue acquisition, research and development expenses in the second quarter of 2012 were $21.7 million compared to $18.5 million in the second quarter of 2011. This increase was primarily due to an increase in compensation and related employee costs of $2.8 million that was primarily due to (i.) additional investment in our product development teams, including the Wi-Fi development team added as part of our acquisition of VeriWave in July 2011 (with no comparable costs in the second quarter of 2011) and our teams in the United States, Romania and India, and (ii.) higher bonus expense as we expect our 2012 performance to exceed that of 2011 when compared to the applicable annual company-wide objectives.

Research and development expenses for the first six months of 2012 increased 17.1% to $43.4 million from $37.1 million in the same period of 2011. Excluding the incremental research and development costs of $893,000 related to the Anue acquisition, research and development expenses in the first six months of 2012 were $42.5 million compared to $37.1 million in the same period of 2011. This increase was primarily due to an increase in compensation and related employee costs of $5.8 million that was primarily due to (i.) additional investment in our product development teams, including the Wi-Fi development team added as part of our acquisition of VeriWave in July 2011 (with no comparable costs in the second quarter of 2011) and our teams in the United States, Romania and India, and  (ii.) higher bonus expense as we expect our 2012 performance to exceed that of 2011 when compared to the applicable annual company-wide objectives. This increase was partially offset by a one-time charge of $900,000 incurred in the first quarter of 2011 to terminate and settle a product development contract.

Sales and Marketing Expenses.  In the second quarter of 2012, sales and marketing expenses increased 15.8% to $24.6 million from $21.2 million in the second quarter of 2011. As a result of our Anue acquisition, our sales and marketing costs in the second quarter of 2012 included approximately $1.4 million related to this acquisition. Excluding the incremental sales and marketing costs related to the Anue acquisition, sales and marketing expenses in the second quarter of 2012 were $23.2 million compared to $21.2 million in the second quarter of 2011. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $1.5 million. The net increase in compensation and related employee costs was primarily due to higher sales commissions as revenue levels increased in the second quarter of 2012 over the same period in the prior year and higher salaries due, in part, to annual merit increases in 2012.

Sales and marketing expenses for the first six months of 2012 increased 11.4% to $49.2 million from $44.1 million in the same period of 2011. Excluding the incremental sales and marketing costs related to the Anue acquisition of $1.4 million, sales and marketing expenses in the first six months of 2012 were $47.8 million compared to $44.1 million in the same period of 2011. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $3.2 million, and higher depreciation expense of $683,000 primarily related to an increase in the number of our demonstration units in the field. The increase in compensation and related employee costs was primarily due to higher sales commissions as revenue levels increased in the first six months of 2012 over the same period in the prior year and higher salaries due, in part, to annual merit increases in 2012.

General and Administrative Expenses.  In the second quarter of 2012, general and administrative expenses increased 37.4% to $11.1 million from $8.1 million in the second quarter of 2011. As a result of our Anue acquisition, our general and administrative costs in the second quarter of 2012 included approximately $340,000 related to this acquisition. Excluding the incremental general and administrative costs related to the Anue acquisition, general and administrative expenses in the second quarter of 2012 were $10.8 million compared to $8.1 million in the second quarter of 2011. This increase was primarily due to an increase in compensation and related employee costs of $715,000, higher stock-based compensation expense of $626,000, and a one-time charge of $401,000 to settle a legal matter. The net increase in compensation and related employee costs was primarily due to higher bonus expense as we expect our 2012 performance to exceed that of 2011 when compared to the applicable annual company-wide objectives.

For the first six months of 2012, general and administrative expenses increased 37.2% to $22.6 million from $16.5 million in the same period of 2011. Our general and administrative expenditures in the first six months of 2012 included one-time charges of $1.7 million incurred in the first quarter of 2012 in connection with the departure of our former CEO and $401,000 incurred in the second quarter of 2012 to settle a legal matter. Excluding these one-time charges and the incremental general and administrative costs incurred in the second quarter of 2012 of approximately $340,000 related to the Anue acquisition, general and administrative expenses increased $3.7 million when compared to the first six months of 2011. This increase was primarily due to an increase in compensation and related employee costs of $1.3 million, higher stock-based compensation expense of $1.0 million, and higher information technology infrastructure and services costs.  The net increase in compensation and related employee costs was primarily due to higher bonus expense in the 2012 period as we expect our 2012 performance to exceed that of 2011 when compared to the applicable annual company-wide objectives.

Amortization of Intangible Assets.  In the second quarter of 2012, amortization of intangible assets increased to $5.4 million from $3.8 million in the second quarter of 2011. In the first six months of 2012, amortization of intangible assets increased to $9.4 million from the $7.5 million recorded in the first six months of 2011. These increases were primarily due to the incremental amortization of intangibles related to our acquisitions of VeriWave in July 2011 and of Anue in June 2012.

Acquisition and Other Related Expenses. Acquisition and other related expenses for the three and six months ended June 30, 2012 were $3.7 million and $4.2 million and related to our acquisition of Anue and our pending acquisition of BreakingPoint, as well as other acquisition-related activities.  Acquisition and other related expenses for the three and six months ended June 30, 2011 were $474,000 and were due to our acquisition of VeriWave. Acquisition and other related costs primarily consisted of success-based banking fees, professional fees for legal, accounting and tax services, and other acquisition-related costs.

Interest Income and Other, Net.  Interest income and other, net increased to $602,000 in the second quarter of 2012 from the $253,000 recorded in the second quarter of 2011.  Interest income and other, net decreased to $712,000 in the first six months of 2012 from the $791,000 recorded in the first six months of 2011.

Interest Expense. Interest expense, including the amortization of debt issuance costs, was $1.8 million for the second quarter of each of 2012 and 2011, and $3.6 million for each of the six months ended June 30, 2012 and the six months ended June 30, 2011.  Interest expense relates to our convertible senior notes, which were issued during December 2010. For additional information, see Note 4 to Consolidated Financial Statements included in this Form 10-Q.

Income Tax.  Income tax benefit was $19.9 million, or an effective rate of (288.8%), for the second quarter of 2012 as compared to an income tax expense of $235,000, or an effective rate of 34.1%, for the second quarter of 2011. The overall decrease in the effective rate for the second quarter of 2012 as compared to the same period in 2011 was primarily due to the tax benefit realized from the $22.6 million partial release of our valuation allowance (previously established against our U.S. net deferred tax assets) resulting from the net deferred tax liabilities recorded as part of the Anue acquisition. See Note 11 to the Consolidated Financial Statements included in this Form 10-Q.

Income tax benefit was $18.7 million, or an effective rate of (149.8%), for the first six months of 2012 as compared to an income tax expense of $1.3 million, or an effective rate of 14.7%, for the first six months of 2011.  As discussed above, the overall decrease in the effective rate for the first six months of 2012 as compared to the same period in 2011 was primarily due to the income tax benefit realized from the partial release of our valuation allowance.

Our effective tax rate differs from the federal statutory rate due to state taxes, significant permanent differences and adjustments to our valuation allowance. Significant permanent differences arise due to research and development credits, foreign tax rate benefits, and stock-based compensation expense that are not expected to generate a tax deduction, such as stock-based compensation expenses on grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with our cash balances generated primarily from operations and proceeds from our initial public offering, our convertible debt offering and stock option exercises.  Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, decreased to $286.8 million as of June 30, 2012 from $385.0 million as of December 31, 2011 primarily due to cash used to acquire Anue in the second quarter of 2012 of $148.3 million and capital expenditures of $8.3 million, partially offset by the $47.0 million in net cash provided by our operating activities and $10.6 million of cash generated from the exercises of share-based awards.

Of our total cash, cash equivalents and short- and long-term investments, $26.0 million and $26.9 million was held outside of the United States in various foreign subsidiaries as of June 30, 2012 and December 31, 2011, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. However, barring unforeseen circumstances, we consider these funds permanently invested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of June 30, 2012.

The following table sets forth our summary cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011

Net cash provided by operating activities	$46,999	$23,306
Net cash used in investing activities	(55,714)	(60,120)
Net cash provided by financing activities	11,382	13,314

Cash Flows from Operating Activities

Net cash provided by operating activities was $47.0 million in the first six months of 2012 and $23.3 million in the same period of 2011. This increase in cash flow generated from operations was primarily due to a $19.1 million increase related to net working capital changes in the first six months of 2012 over the first six months of 2011. The working capital changes were principally due to the timing of payments of accounts payable and accrued liabilities, such as the 2011 year-end bonuses of approximately $5.7 million paid in 2012 compared to the 2010 year-end bonuses of approximately $9.3 million paid in 2011, as well as increased collections of our accounts receivable in the first six months of 2012 when compared to the same period in 2011.

Cash Flows from Investing Activities

Net cash used in investing activities was $55.7 million and $60.1 million for the first six months of 2012 and 2011, respectively.  Excluding marketable security purchases and proceeds, net cash used in investing activities was $157.1 million and $7.7 million for the first six months of 2012 and 2011, respectively. The increase in net cash used in the first six months of 2012 was primarily due to the acquisition of Anue in the second quarter of 2012 which resulted in cash paid, net of cash acquired, of $148.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $11.4 million and $13.3 million for the first six months of 2012 and 2011, respectively. This decrease in cash provided by financing activities was primarily due to a $2.7 million decrease in proceeds from the exercises of share-based awards for the first six months of 2012 when compared to the first six months of 2011.

We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations, including the expected cash outflow of approximately $160.0 million (subject to adjustment based on net working capital and cash as of the closing date) in the third quarter of 2012 related to the pending acquisition of BreakingPoint, will be sufficient to satisfy our operating requirements for at least the next twelve months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets and the timely filing of our periodic reports with the Commission. In addition, our $200.0 million convertible senior notes have various default provisions, which could accelerate repayment and adversely impact our liquidity.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section.  Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: conditions to the closing of our acquisition of BreakingPoint Systems, Inc. (“BreakingPoint”) will not be met or that the anticipated benefits and synergies of the pending acquisition of BreakingPoint or our recent acquisition of Anue Systems, Inc. will not be realized, changes in the global economy, competition, consistency of orders from significant customers, our success in developing and producing new products, market acceptance of our products, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our other filings with the Securities and Exchange Commission.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2011 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2011 other than as discussed in Note 9 “Fair Value Measurements” included in this Form 10-Q.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2012), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2012, we acquired Anue Systems, Inc. (“Anue”).  Anue operates under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to complete our assessment of Anue’s systems and controls and incorporate Anue’s processes into our own systems and control environment. We excluded Anue’s operations in evaluating the Company’s internal control over financial reporting for purposes of this Form 10-Q. We plan to exclude Anue’s operations from the scope of our annual report on internal controls over financial reporting for the period ending December 31, 2012, as permitted by the Securities and Exchange Commission in guidance relating to recent acquisitions.

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

PART II.        OTHER INFORMATION

ITEM 1.        Legal Proceedings

Discussion of legal matters is incorporated by reference from Part  I, Item 1, Note 10, “Commitments and Contingencies,” included in this Form 10-Q , and should be considered an integral part of  this Part  II, Item 1, “Legal Proceedings.”

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

ITEM 6.        Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with or incorporated by reference as part of this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	August 7, 2012	By:	/s/ Victor Alston
Victor Alston
President and Chief Executive Officer

Date:	August 7, 2012	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated as of May 3, 2012, by and among the Company, Anue Systems, Inc., Emily Acquisition Corp. and Alexander Pepe, as the Representative (schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish a copy of any such schedule supplementally to the Commission upon request) (1)

2.2
Agreement and Plan of Merger dated as of June 30, 2012, by and among the Company, BreakingPoint Systems, Inc., Camden Acquisition Corp. and Desmond P. Wilson III, as the Representative (schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish a copy of any such schedule supplementally to the Commission upon request) (2)

10.1*	Employment Separation Agreement between Ixia and Atul Bhatnagar

10.2	Ixia 2012 Executive Officer Bonus Plan(3)

10.3	Fourth Amendment to Office Lease dated as of June 1, 2012 between MS LPC Malibu Property Holdings, LLC and the Company(4)

31.1*	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*
Certifications of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 000-31523), as filed with the Securities and Exchange Commission on May 7, 2012.

(2)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 000-31523), as filed with the Securities and Exchange Commission on July 2, 2012.

(3)	Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K (File No. 000-31523), as filed with the Securities and Exchange Commission on May 16, 2012.

(4)	Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K (File No. 000-31523), as filed with the Securities and Exchange Commission on July 10, 2012.

**
The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, (iii) unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, (iv) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, and (v) notes to unaudited condensed consolidated financial statements.  In accordance with Rule 406T of Regulation S-T, such electronically submitted information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.