Form 10-Q
period 2012-09-30
IXIA
filed 2012-11-08
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	73,367,848
(Class of Common Stock)	(Outstanding at October 30, 2012)

IXIA

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      Financial Statements (unaudited)

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$51,188	$42,729
Short-term investments in marketable securities	20,161	156,684
Accounts receivable, net	102,776	65,357
Inventories	36,209	27,239
Prepaid expenses and other current assets	23,699	12,700
Total current assets	234,033	304,709

Investments in marketable securities	82,928	185,608
Property and equipment, net	28,793	25,060
Intangible assets, net	167,126	46,028
Goodwill	259,236	66,429
Other assets	5,605	6,633
Total assets	$777,721	$634,467

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,590	$5,005
Accrued expenses	48,568	27,301
Deferred revenues	63,153	40,963
Income taxes payable	2,648	895
Total current liabilities	128,959	74,164

Deferred revenues	13,635	10,092
Other liabilities	12,425	5,849
Convertible senior notes	200,000	200,000
Total liabilities	355,019	290,105

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at September 30, 2012 and December 31, 2011; 73,313 and 70,240 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	153,018	132,330
Additional paid-in capital	160,062	145,840
Retained earnings	106,595	63,962
Accumulated other comprehensive income	3,027	2,230
Total shareholders’ equity	422,702	344,362

Total liabilities and shareholders’ equity	$777,721	$634,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues:
Products	$88,656	$62,062	$233,637	$181,981
Services	20,896	15,209	53,901	42,724
Total revenues	109,552	77,271	287,538	224,705

Costs and operating expenses:(1)
Cost of revenues – products	20,509	14,164	49,511	41,199
Cost of revenues – services	2,735	1,573	7,595	4,682
Research and development	25,763	18,932	69,160	55,996
Sales and marketing	30,633	20,397	79,796	64,525
General and administrative	11,058	9,420	33,664	25,892
Amortization of intangible assets	9,960	4,239	19,363	11,718
Acquisition and other related	4,308	377	8,472	851
Restructuring	2,098	—	2,098	—
Total costs and operating expenses	107,064	69,102	269,659	204,863

Income from operations	2,488	8,169	17,879	19,842
Interest income and other, net	928	1,022	1,640	1,813
Interest expense	(1,800)	(1,800)	(5,400)	(5,400)
Income before income taxes	1,616	7,391	14,119	16,255
Income tax (benefit) expense	(9,785)	943	(28,514)	2,244
Net income	$11,401	$6,448	$42,633	$14,011

Earnings per share:

Basic	$0.16	$0.09	$0.59	$0.20
Diluted	$0.15	$0.09	$0.55	$0.20

Weighted average number of common and common equivalent shares outstanding:
Basic	72,805	69,613	71,659	68,968
Diluted	85,070	70,892	84,061	71,595

(1) Stock-based compensation included in:

Cost of revenues - products	$85	$81	$256	$329
Cost of revenues - services	33	31	99	125
Research and development	1,332	918	3,556	3,374
Sales and marketing	1,043	679	2,977	2,546
General and administrative	1,671	1,172	5,146	3,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Comprehensive Income
 (in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income	$11,401	$6,448	$42,633	$14,011

Other comprehensive income
Change in unrealized gains and losses on investments, net of tax	407	(855)	866	(601)
Cumulative translation adjustment	96	200	(69)	226

Total other comprehensive income (loss), net of tax	503	(655)	797	(375)

Comprehensive income	$11,904	$5,793	$43,430	$13,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$42,633	$14,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,643	9,858
Amortization of intangible assets	19,363	11,718
Stock-based compensation	12,034	9,988
Deferred income taxes	(36,361)	(696)
Tax benefit from stock option transactions	2,188	—
Excess tax benefits from stock-based compensation	(1,939)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(21,024)	2,271
Inventories	(1,434)	(1,115)
Prepaid expenses and other current assets	259	(1,326)
Other assets	27	694
Accounts payable	7,847	(814)
Accrued expenses	8,108	(4,927)
Deferred revenues	12,349	2,035
Income taxes payable and other liabilities	2,566	606

Net cash provided by operating activities	58,259	42,303

Cash flows from investing activities:
Purchases of property and equipment	(12,906)	(10,891)
Purchases of available-for-sale securities	(135,616)	(323,638)
Proceeds from available-for-sale securities	375,684	266,990
Purchases of other intangible assets	(661)	(311)
Payments in connection with acquisitions, net of cash acquired	(298,928)	(15,823)

Net cash used in investing activities	(72,427)	(83,673)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	20,688	13,704
Excess tax benefits from stock-based compensation	1,939	—

Net cash provided by financing activities	22,627	13,704

Net increase (decrease) in cash and cash equivalents	8,459	(27,666)
Cash and cash equivalents at beginning of period	42,729	76,082
Cash and cash equivalents at end of period	$51,188	$48,416

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

2.             Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2012 or any other future period.

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

The aggregate cash consideration paid totaled $151.9 million and is subject to certain post-closing adjustments including an adjustment based on the final amount of Anue’s closing net working capital.  The acquisition was funded from our existing cash and investments.

Acquisition and other related costs, including integration activities, approximated $920,000 and $3.9 million for the three and nine months ended September 30, 2012, respectively.  These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and Other Related line item on our condensed consolidated statements of operations.

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

BreakingPoint Systems, Inc.

On August 24, 2012, we completed our acquisition of all of the outstanding shares of common stock of BreakingPoint Systems, Inc. (“BreakingPoint”).  BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage BreakingPoint’s existing sales channels and assembled workforce, including its experienced product development and sales teams.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of BreakingPoint’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

The aggregate cash consideration paid totaled $164.1 million and is subject to certain post-closing adjustments, including a potential adjustment based on the final amount of BreakingPoint’s closing net working capital.  The acquisition was funded from our existing cash and investments.

Acquisition and other related costs, including integration activities, approximated $3.4 million and $4.5 million for the three and nine months ended September 30, 2012, respectively.  These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and Other Related line item on our condensed consolidated statements of operations.

In connection with the acquisition, we may be obligated to pay $3.8 million to certain pre-acquisition employees of BreakingPoint over a weighted average period of less than two years provided they remain employees of Ixia. For the three and nine months ended September 30, 2012, $868,000 has been recorded within the Acquisition and Other Related line item on our condensed consolidated statements of operations.  As of September 30, 2012, no related payments had been made.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$13,417
Accounts receivable	4,552
Inventories	3,156
Prepaid and other assets	796
Fixed assets, net	936
Identifiable intangible assets	65,100
Goodwill	102,351
Total assets acquired	190,308
Accounts payable, accrued expenses and other liabilities	(7,103)
Deferred revenues	(6,387)
Deferred tax liability, net	(12,729)
Net assets acquired	$164,089

The preliminary purchase price allocation is pending the receipt of certain information, such as the final net working capital computation and the final tax attributes that will be determined upon the filing of certain pre-acquisition tax returns.

The identifiable intangible assets of $65.1 million consist of $21.7 million of acquired technology, $20.9 million of customer relationships, $16.8 million of service agreements, $2.9 million for the trade name, $2.2 million related to non-compete agreements and $600,000 of other identifiable intangible assets. The fair values of the identifiable intangible assets have been estimated using the income approach. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from two weeks to six years.  The goodwill recorded in connection with this transaction is not deductible for U.S. income tax purposes.

Pro Forma and Post Acquisition Results

The following table summarizes the pro forma total revenues and net income of the combined entities, including Ixia, had the acquisitions of Anue and BreakingPoint occurred on January 1, 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Total revenues	$114,054	$93,929	$340,138	$266,526

Net income	742	2,052	8,075	17,799

The pro forma combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among others items, reductions in revenues related to the estimated fair value adjustment to deferred revenues, certain acquisition related costs, amortization of identifiable intangible assets, and the related income tax effects for these adjustments (including to record the $22.6 million and $12.7 million partial releases of our valuation allowance in the first quarter of 2011 rather than in the second and third quarters of 2012, respectively, for the above pro forma presentation). Post-acquisition results for Anue and BreakingPoint’s operations have been included in our consolidated financial statements, which include revenues of $20.8 million and $24.6 million for the three and nine months ended September 30, 2012, respectively, and a loss before income taxes of approximately $2.7 million and $3.5 million, for the three and nine months ended September 30, 2012, respectively.  The pro forma combined results, as well as those of Anue and BreakingPoint included in the Company’s results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

4.             Restructuring

During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our recent acquisition of BreakingPoint Systems, Inc. (“BreakingPoint”).  The BreakingPoint restructuring included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). We recognized restructuring costs of approximately $2.1 million primarily related to one-time employee termination benefits consisting of severance and other related costs in the third quarter of 2012, which was recorded to the Restructuring line item within our condensed consolidated statement of operations. We anticipate additional costs to be incurred during the fourth quarter of 2012, including costs related to the closure of our office in Melbourne, Australia.

Activity related to our restructuring plan is as follows (in thousands):

Accrual at July 1, 2012	$—
Charges	2,098
Payments	—
Non-cash items	(294)
Accrual at September 30, 2012	$1,804

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

As of September 30, 2012, the estimated fair value of our Notes was approximately $218.5 million. The fair values of the Notes were estimated using market prices of the Notes, which are based on Level 2 inputs.

6.             Selected Balance Sheet Data

Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011

Raw materials	$5,435	$3,764
Work in process	11,181	6,871
Finished goods	19,593	16,604
	$36,209	$27,239

Accrued Expenses

As of September 30, 2012 and December 31, 2011, accrued bonuses totaled $10.4 million and $6.3 million, respectively.

7.             Shareholders’ Equity

Other Comprehensive Income

The tax impact of unrealized gains and losses was $0 for the three and nine months ended September 30, 2012. The tax impact of unrealized gains and losses was a benefit of $544,000 and $382,000 for the three and nine months ended September 30 2011, respectively.

Stock Buyback Program

On October 22, 2012, our Board of Directors authorized the repurchase of up to $25 million of our common stock from time to time during the next 12 months on the open market or in privately negotiated transactions. The timing of repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, regulatory requirements, and market conditions. We may terminate the repurchase program at any time.

8.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Basic presentation:
Numerator for basic earnings per share:
Net income	$11,401	$6,448	$42,633	$14,011
Denominator for basic earnings per share:
Weighted average common shares outstanding	72,805	69,613	71,659	68,968

Basic earnings per share	$0.16	$0.09	$0.59	$0.20

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$11,401	$6,448	$42,633	$14,011
Interest expense on convertible senior notes, net of tax	1,100	—	3,299	—
Net income used for diluted earnings per share	$12,501	$6,448	$45,932	$14,011

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	72,805	69,613	71,659	68,968
Effect of dilutive securities:
Stock options and other share-based awards	1,975	1,279	2,112	2,627
Convertible senior notes	10,290	—	10,290	—
Dilutive potential common shares	85,070	70,892	84,061	71,595

Diluted earnings per share	$0.15	$0.09	$0.55	$0.20

The diluted earnings per share computation for the three and nine months ended September 30, 2012 excludes the weighted average number of shares underlying our employee stock options and other share-based awards of 2.2 million shares and 1.8 million shares, respectively, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock during the applicable period.

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

9.             Concentrations

Significant Customers

The following customers accounted for more than 10% of total revenue for the three and nine months ended September 30, 2012 and 2011, in the case of Customer A, and for the three months ended September 30, 2012, in the case of Customer B (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Customer A
Amount of total revenues	$13,116	$8,560	$42,490	$30,309
As a percentage of total revenues	12.0%	11.1%	14.8%	13.5%

Customer B
Amount of total revenues	$12,292	$3,860	$15,230	$8,561
As a percentage of total revenues	11.2%	5.0%	5.3%	3.8%

As of September 30, 2012 and December 31, 2011, customers A, B and C had receivable balances as follows (in thousands, except percentages):

	September 30, 2012	December 31, 2011
Customer A
Amount of total receivables	$11,213	$8,029
As a percentage of total receivables	10.9%	12.3%

Customer B
Amount of total receivables	$13,043	$1,719
As a percentage of total receivables	12.7%	2.6%

Customer C
Amount of total receivables	$8,687	$6,508
As a percentage of total receivables	8.5%	10.0%

International Data

For the three and nine months ended September 30, 2012 and 2011, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Amount of total international revenues	$41,491	$37,448	$123,874	$113,916
As a percentage of total revenues	37.9%	48.5%	43.1%	50.7%

For the three and nine months ended September 30, 2012 and 2011, total revenues from product shipments to Japan were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Amount of total revenues	$8,581	$9,813	$33,549	$21,683
As a percentage of total revenues	7.8%	12.7%	11.7%	9.7%

Property, Plant and Equipment

As of September 30, 2012 and December 31, 2011, our property and equipment were geographically located as follows (in thousands):

	September 30, 2012	December 31, 2011
United States	$12,420	$10,834
India	6,562	4,294
Romania	4,309	3,562
Other	5,502	6,370
	$28,793	$25,060

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

Financial assets carried at fair value as of September 30, 2012 and December 31, 2011 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2012				December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,899	$1,899	$—	$—	$701	$701	$—	$—
U.S. Treasury, government and agency debt securities	—	—	—	—	—	—	—	—
Short-term investments:
U.S. Treasury, government and agency debt securities	14,119	—	14,119	—	84,285	—	84,285	—
Corporate debt securities	6,042	—	6,042	—	72,399	—	72,399	—
Long-term investments:
U.S. Treasury, government and agency debt securities	46,334	—	46,334	—	75,197	—	75,197	—
Corporate debt securities	33,452	—	33,452	—	107,637	—	107,637	—
Auction rate securities	3,142	—	—	3,142	2,774	—	—	2,774
Total financial assets	$104,988	$1,899	$99,947	$3,142	$342,993	$701	$339,518	$2,774

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

As of September 30, 2012, we held $3.1 million of auction rate securities which we classify as Level 3 because they are valued using valuation models with unobservable marketable inputs. Given the disruption in the auction process, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, certain unobservable inputs and other items, including: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on, among other events: (i) a further deterioration in market conditions for these securities; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuer of the securities. Significant increases or decreases in any of these unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

There were no transfers of assets between levels within the fair value hierarchy for the nine-month period ended September 30, 2012.

The following table summarizes the activity for the three and nine months ended September 30, 2012 and 2011 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Beginning balance	$2,835	$4,646	$2,774	$5,251
Unrealized (loss) gain recorded in other comprehensive income	307	(703)	368	(631)
Realized gain recorded in earnings	—	48	—	121
Settlements	—	(808)	—	(1,558)
Ending balance	$3,142	$3,183	$3,142	$3,183

There were no unrealized losses recorded in earnings for Level 3 assets still held at September 30, 2012.

11.           Commitments and Contingencies

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
$21,247

Litigation

Tucana Telecom NV vs. Catapult.  On May 22, 2007, the Antwerp Court of Appeals heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult.  Ixia acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009.  Tucana had sought damages of 10.4 million Euros for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeals confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana had appealed the judgment of the Antwerp Court of Appeals to the Belgian Supreme Court.  In a decision dated January 14, 2010, the Belgium Supreme Court set aside the decision of the Antwerp Court of Appeals and remanded the matter for trial to the Ghent Court of Appeals.  On March 11, 2011, Tucana served Catapult with a writ scheduling an introductory hearing before the Ghent Court of Appeals for June 22, 2011. Catapult’s counsel was informed that Tucana now asserts that it is entitled to total damages in the amount of approximately 9.5 million Euros plus interest.  At the introductory hearing on June 22, 2011, the Court set a summary hearing for October 12, 2011 to consider (i) whether the issue of the Court’s jurisdiction can be examined separately from and prior to the merits of the case; and (ii) if yes, whether the Court has jurisdiction following the remand from the Supreme Court. On October 26, 2011, the Ghent Court of Appeals issued an interim ruling that the jurisdiction issue would not be examined separately from and prior to a hearing on the merits of the case. Accordingly, it adopted a procedural calendar which, taking into account the substantial case backlog at the Court, provides for an oral hearing to be held on March 26, 2014.

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

The Belgian and California litigation matters involving Tucana Telecom NV (“Tucana”), a former distributor of Catapult Communications Corporation, our wholly owned subsidiary (“Catapult”), and Catapult were amicably resolved pursuant to a confidential Settlement Agreement and Mutual General Release dated June 15, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Catapult dismissed its appeal in the California litigation on September 18, 2012, and Tucana submitted its Full Acknowledgment of Satisfaction of Judgment on September 27, 2012, bringing the California litigation to a conclusion.  In addition, on October 3, 2012, the Ghent Court of Appeals entered a judgment enacting the joint withdrawal of claim submitted by Catapult and Tucana, thereby terminating the Belgian litigation.

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

Because Catapult’s demand for indemnification was not resolved within the 30-day period provided for by the APA, on July 16, 2012, Catapult demanded arbitration of its indemnification claim against Tekelec. As a result, the parties have initiated the arbitration process, and a hearing before three arbitrators on Catapult’s indemnity claim is scheduled to begin in Los Angeles on January 14, 2013.  Catapult intends to vigorously prosecute its claim against Tekelec in accordance with the terms of the APA.

We are not aware of any pending legal proceedings other than the matters mentioned above that, individually or in the aggregate, could have a material adverse effect on our business, results of operations, cash flows or financial position.  We may in the future be a party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party patents or other intellectual property rights.  Such claims, even if without merit, could result in the expenditure of significant financial and managerial resources.

12.           Income Taxes

Income tax benefit was $9.8 million, or an effective rate of (605.5%), for the third quarter of 2012 and $28.5 million, or an effective rate of (202.0%), for the first nine months of 2012. The most significant reason for the difference in the computed effective rate when compared to the statutory tax rates was the partial releases of our valuation allowance during the periods.

During the three months ended September 30, 2012, we released $12.7 million of our valuation allowance previously established against our U.S. deferred tax assets. The $12.7 million release was the result of a net deferred tax liability recorded as part of the BreakingPoint acquisition. During the three months ended June 30, 2012, we released $22.6 million of our valuation allowance previously established against our U.S. deferred tax assets. The $22.6 million release was the result of a net deferred tax liability recorded as part of the Anue acquisition.   While we continue to maintain a valuation allowance against our remaining U.S. deferred tax assets, the release of the remaining valuation allowance, or a portion thereof, will have a favorable impact on our effective tax rate.  We will continue to monitor the need for a valuation allowance each reporting period.

13.           Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended disclosure guidance related to Common Fair Value Measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Additional disclosure requirements in this amended guidance include information regarding: (1) Level 3 fair value measurements; (2) an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use; (3) financial instruments not measured at fair value but for which disclosure of fair value is required; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. We adopted this new guidance in the first quarter of 2012 on a prospective basis. There was no impact to our consolidated financial results as the adoption of this new amended guidance related only to additional disclosures around Level 3 fair value measurements. See Note 10 for additional information.

In June 2011, the FASB issued disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminated the then current option to report other comprehensive income and its components in the statement of changes in equity.  Under this guidance, we are required to present either a single continuous statement of comprehensive income or a consolidated statement of operations immediately followed by a statement of comprehensive income. Although this guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under the previous guidance. We adopted this guidance in the first quarter of 2012 on a retrospective basis. There was no impact to our consolidated financial results as the adoption of this guidance related only to changes in financial statement presentation. FASB’s recent proposal on the requirement to show reclassifications from accumulated other comprehensive income in a single footnote with amounts reclassified by component and the financial statement line items affected has not yet been finalized. Upon finalization, the effective date is expected to be for fiscal years beginning after December 15, 2012. We do not expect the adoption of this new proposed guidance to have a material impact on our consolidated financial position, results of operations and cash flows.

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

ITEM 2              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

Acquisition of BreakingPoint Systems, Inc. On August 24, 2012, we completed our acquisition of all of the outstanding shares of common stock of BreakingPoint Systems, Inc. (“BreakingPoint”). The aggregate cash consideration paid totaled $164.1 million, or $150.7 million net of BreakingPoint’s existing cash and investment balances at the time of the acquisition, and is subject to certain post-closing adjustments, including a potential adjustment based on the final amount of BreakingPoint’s closing net working capital.  The acquisition was funded from our existing cash and investments. BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage BreakingPoint’s existing sales channels and assembled workforce, including its experienced product development and sales teams. The results of operations of BreakingPoint have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the Consolidated Financial Statements included in this Form 10-Q.

Acquisition of Anue Systems, Inc.  On June 1, 2012, we completed our acquisition of all of the outstanding shares of common stock of Anue Systems, Inc. (“Anue”). The aggregate consideration paid totaled $151.9 million, or $148.3 million net of Anue’s existing cash and investment balances at the time of the acquisition, and is subject to certain adjustments including an adjustment based on the final amount of Anue’s net working capital on the closing date. The acquisition was funded from our existing cash and investments. Anue provides solutions to monitor and test complicated networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced product development team. The results of operations of Anue have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the Consolidated Financial Statements included in this Form 10-Q.

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

For the nine months ended September 30, 2012, sales of our Ethernet interface cards, including our 1 Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards represented the majority of our total revenues. Over the longer term, while we expect the sale of our Ethernet interface cards to represent a significant amount of our revenues going forward, we expect to see some decline as a percentage of total revenues as the sales of our network visibility solutions, and other appliances increase. Sales to our largest customer, Cisco Systems, accounted for approximately $13.1 million, or 12.0%, and $42.5 million, or 14.8%, of our total revenues for the three and nine months ended September 30, 2012, respectively, and $8.6 million, or 11.1%, and $30.3 million, or 13.5%, of our total revenues for the three and nine months ended September 30, 2011, respectively. Sales to AT&T were approximately $12.3 million, or 11.2%, and $15.2 million, or 5.3%, of our total revenues for the three and nine months ended September 30, 2012, respectively, and $3.9 million, or 5.0%, and $8.6 million, or 3.8%, of our total revenues for the three and nine months ended September 30, 2011, respectively. To date, we have generated the majority of our revenues from sales to network and telecommunication equipment manufacturers. While we expect that we will continue to have some customer concentration with network and telecommunication equipment manufacturers for the foreseeable future, we expect to see some decline as a percentage of total revenues as we continue to sell our products to a wider variety and increasing number of customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2012 acquisitions of Anue and BreakingPoint (the “2012 Acquisitions”) will further diversify our customer base. From a geographic perspective, we generated revenues from shipments to international locations of $41.5 million, or 37.9%, and $123.9 million, or 43.1%, of our total revenues for the three and nine months ended September 30, 2012, respectively, compared to $37.4 million, or 48.5%, and $113.9 million, or 50.7%, of our total revenues for the three and nine months ended September 30, 2011, respectively. The decline in the percentage of our revenue from shipments to international locations was primarily due to our 2012 Acquisitions, which have a higher concentration of revenue in the United States as compared to Ixia. Over the next 12 months, we expect to leverage and expand our international sales force to sell our products related to our 2012 Acquisitions, and as a result, we expect to increase our percentage of revenue from shipments to international locations. Total revenues from product shipments to Japan, were $8.6 million, or 7.8%, and $33.5 million, or 11.7%, for the three and nine months ended September 30, 2012, respectively, compared with $9.8 million, or 12.7%, and $21.7 million, or 9.7%, for the three and nine months ended September 30, 2011, respectively.

Stock-Based Compensation. For the three and nine months ended September 30, 2012, stock-based compensation expense was $4.2 million and $12.0 million, respectively. Stock-based compensation for the three and nine months ended September 30, 2011 was $2.9 million and $10.0 million, respectively. The increase in stock-based compensation expense in the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily due to (i) an increase in the number of participants in our employee stock purchase plan, (ii) the incremental impact of the share-based awards granted to the employees of Anue following the Anue acquisition, and (iii) the partial recognition during the 2012 periods of expense for certain performance-based awards which had no comparable cost in 2011 (i.e., In the comparable 2011 periods, these performance-based awards were previously not expected to be earned). The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2012 through 2016 related to unvested share-based awards as of September 30, 2012 was approximately $17.8 million. In October 2012, we granted annual share-based awards to our employees as well as awards to BreakingPoint employees following the BreakingPoint acquisition, which increased our aggregate balance of gross unearned stock-based compensation by an estimated $15.5 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues.  Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $7.0 million and $13.3 million for the three and nine months ended September 30, 2012, respectively, and $2.9 million and $7.9 million for the three and nine months ended September 30, 2011, respectively, which are included within our Amortization of Intangible Assets line item on our condensed consolidated statements of operations.

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

Operating Expenses.  Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related, and restructuring costs discussed below, to increase for the remainder of 2012 due primarily to the recently completed acquisition of BreakingPoint.

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

•
Amortization of intangible assets consists of the purchase price of various intangible assets over their estimated useful lives. We evaluate our identifiable definite-lived intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that a potential impairment may exist. An impairment charge would be recorded to the extent that the carrying value of the intangible asset exceeds its undiscounted cash flows and its estimated fair value in the period that the impairment circumstances occurred. We also evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value. The future amortization expense of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies or product lines or are required to record impairment charges related to our acquired intangible assets.

•
Acquisition and other related costs are expensed as incurred and consist primarily of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting, tax, due diligence, valuation and other related services, change in control payments, amortization of deferred consideration, consulting fees, required regulatory costs, certain employee, facility and infrastructure transition costs, and other related expenses. We expect our acquisition and other related expenses to fluctuate over time based on the timing of our acquisitions and related integration activities.

•
Restructuring expenses consist primarily of employee severance costs and other related charges. We expect to incur additional restructuring expenses in the fourth quarter of 2012 primarily consisting of facility-related charges for the closure of our Melbourne, Australia office. See Note 4 to the Consolidated Financial Statements included in this Form 10-Q.

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

During the three months ended September 30, 2012 and June 30, 2012, we released $12.7 million and $22.6 million, respectively, of our valuation allowance previously established against our U.S. deferred tax assets. The partial releases were the result of a net deferred tax liability recorded as part of both the Anue and BreakingPoint acquisitions. While we continue to maintain a valuation allowance against our remaining U.S. deferred tax assets, the release of the remaining valuation allowance, or a portion thereof, will have a favorable impact on our effective tax rate. We will continue to monitor the need for a valuation allowance each reporting period, and at this time, it is uncertain when such a release may occur.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Products	80.9%	80.3%	81.3%	81.0%
Services	19.1	19.7	18.7	19.0
Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues - products	18.7	18.3	17.2	18.3
Cost of revenues - services	2.5	2.0	2.6	2.1
Research and development	23.5	24.5	24.1	24.9
Sales and marketing	28.0	26.4	27.9	28.8
General and administrative	10.1	12.2	11.7	11.5
Amortization of intangible assets	9.1	5.5	6.7	5.2
Acquisition and other related	3.9	0.5	2.9	0.4
Restructuring	1.9	—	0.7	—
Total costs and operating expenses	97.7	89.4	93.8	91.2

Income from operations	2.3	10.6	6.2	8.8
Interest income and other, net	0.8	1.2	0.6	0.8
Interest expense	(1.6)	(2.3)	(1.9)	(2.4)
Income before income taxes	1.5	9.5	4.9	7.2
Income tax (benefit) expense	(8.9)	1.2	(9.9)	1.0
Net income	10.4%	8.3%	14.8%	6.2%

(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.1%	0.1%	0.1%
Cost of revenues - services	0.0	0.0	0.0	0.1
Research and development	1.2	1.2	1.2	1.5
Sales and marketing	1.0	0.9	1.0	1.1
General and administrative	1.5	1.5	1.8	1.6

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

As a result of our acquisitions of Anue Systems, Inc. (“Anue”) on June 1, 2012 and BreakingPoint Systems, Inc. (“BreakingPoint) on August 24, 2012 (the “2012 Acquisitions”), our 2012 consolidated results of operations include the financial results of these acquisitions from their respective acquisition dates. To assist the readers of our financial statements in reviewing our year-over-year consolidated operating results, we have estimated the impacts of these acquisitions for the applicable periods in the related statement of operations sections below.

Revenues.  In the third quarter of 2012, total revenues increased 41.8% to $109.6 million from the $77.3 million recorded in the third quarter of 2011. As a result of our 2012 Acquisitions, the third quarter of 2012 included revenues of $20.8 million related to the 2012 acquisitions. Excluding the revenues from our 2012 Acquisitions, revenues increased to $88.8 million in the third quarter of 2012 primarily due to a $14.7 million increase in shipments of our hardware products (primarily our 10 and 40/100 Gigabit Ethernet interface cards and IxVeriwave products), partially offset by decreases in shipments of our software products (primarily our IxCatapult software).

In the first nine months of 2012, total revenues increased 28.0% to $287.5 million from $224.7 million recorded in the same period of 2011. Excluding revenues of $24.6 million related to the 2012 Acquisitions, revenues increased to $262.9 million in the first nine months of 2012 primarily due to a $32.0 million increase in shipments of our hardware products (primarily our 10 and 40/100 Gigabit Ethernet interface cards and our IxVeriwave products).

Cost of Revenues.  As a percentage of total revenues, our total cost of revenues increased to 21.2% in the third quarter of 2012 from 20.3% in the third quarter of 2011. Excluding the impact of our 2012 Acquisitions, our cost of revenues as a percentage of total revenues in the third quarter of 2012 increased to 22.8%. This increase was primarily due to increases in personnel-related costs attributable to professional services and technical support.  As a percentage of total revenues, our total cost of revenues decreased to 19.8% in the first nine months of 2012 from 20.4% in the first nine months of 2011. Excluding the impact of our 2012 Acquisitions, our cost of revenues as a percentage of total revenues for the first nine months of 2012 was also 20.4%.

Research and Development Expenses.  In the third quarter of 2012, research and development expenses increased 36.1% to $25.8 million from $18.9 million in the third quarter of 2011. As a result of our 2012 Acquisitions, our research and development expenditures in the third quarter of 2012 included approximately $4.6 million related to the research and development activities of the acquired operations.  Excluding the incremental research and development costs related to the 2012 Acquisitions, research and development expenses in the third quarter of 2012 were $21.2 million compared to $18.9 million in the third quarter of 2011. This increase was primarily due to an increase in compensation and related employee costs of $1.4 million as a result of additional investments in our product development teams in the United States and Romania, and higher stock-based compensation expense of $414,000.

Research and development expenses for the first nine months of 2012 increased 23.5% to $69.2 million from $56.0 million in the same period of 2011. As a result of our 2012 Acquisitions, our research and development expenditures in the first nine months of 2012 included approximately $5.5 million related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the 2012 Acquisitions, research and development expenses for the first nine months of 2012 were $63.7 million compared to $56.0 million for the first nine months of 2011. This increase was primarily due to an increase in compensation and related employee costs of $7.5 million that was primarily a result of (i) additional investments in our product development teams, including the Wi-Fi development team added as part of our acquisition of VeriWave in July 2011 and our teams in the United States, Romania and India, and (ii) higher bonus expense as we expect our 2012 performance to exceed that of 2011 when compared to the applicable annual company-wide objectives. This increase was partially offset by a one-time charge of $900,000 incurred in the first quarter of 2011 to terminate and settle a product development contract.

Sales and Marketing Expenses.  In the third quarter of 2012, sales and marketing expenses increased 50.2% to $30.6 million from $20.4 million in the third quarter of 2011. As a result of our 2012 Acquisitions, our sales and marketing expenditures in the third quarter of 2012 included approximately $6.8 million related to the sales and marketing activities of Anue and BreakingPoint.  Excluding the incremental sales and marketing costs related to the 2012 Acquisitions, sales and marketing expenses in the third quarter of 2012 were $23.8 million compared to $20.4 million in the third quarter of 2011. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $2.1 million and higher stock-based compensation expense of $363,000. The net increase in compensation and related employee costs was primarily due to higher sales commissions as revenue levels increased in the third quarter of 2012 over the same period in the prior year and higher salaries due, in part, to annual merit increases in 2012.

Sales and marketing expenses for the first nine months of 2012 increased 23.7% to $79.8 million from $64.5 million in the same period of 2011. As a result of our 2012 Acquisitions, our sales and marketing expenditures in the first nine months of 2012 included approximately $8.2 million related to the sales and marketing activities of Anue and BreakingPoint. Excluding the incremental sales and marketing costs related to the 2012 Acquisitions, sales and marketing expenses for the first nine months of 2012 were $71.6 million compared to $64.5 million for the first nine months of 2011. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $5.3 million, higher depreciation expense of $839,000 primarily related to an increase in the number of our demonstration units in the field, and higher stock-based compensation expense of $432,000. The increase in compensation and related employee costs was primarily due to higher sales commissions as revenue levels increased in the first nine months of 2012 over the same period in the prior year, and higher salaries due, in part, to annual merit increases in 2012.

General and Administrative Expenses.  In the third quarter of 2012, general and administrative expenses increased 17.4% to $11.1 million from $9.4 million in the third quarter of 2011. As a result of our 2012 Acquisitions, our general and administrative expenses in the third quarter of 2012 included approximately $1.1 million related to the general and administrative activities of Anue and BreakingPoint. Excluding the incremental general and administrative costs related to the 2012 Acquisitions, general and administrative expenses in the third quarter of 2012 were $10.0 million compared to $9.4 million in the third quarter of 2011. This increase was primarily due to an increase in compensation and related employee costs of $575,000 and higher stock-based compensation expense of $498,000, partially offset by lower litigation and other legal fees. The net increase in compensation and related employee costs was primarily due to higher bonus expense as we expect our 2012 performance to exceed that of 2011 when compared to the applicable annual company-wide objectives.

For the first nine months of 2012, general and administrative expenses increased 30.0% to $33.7 million from $25.9 million in the same period of 2011. As a result of our 2012 Acquisitions, our general and administrative expenses in the first nine months of 2012 included approximately $1.4 million related to the general and administrative activities of Anue and BreakingPoint. Our general and administrative expenditures in the first nine months of 2012 included one-time charges of $1.7 million incurred in the first quarter of 2012 in connection with the departure of our former CEO and $401,000 incurred in the second quarter of 2012 to settle a legal matter. Excluding these one-time charges and the incremental general and administrative costs related to the 2012 Acquisitions, general and administrative expenses for the first nine months of 2012 were $30.2 million compared to $25.9 million for the first nine months of 2011. This increase was primarily due to an increase in compensation and related employee costs of $1.9 million, higher stock-based compensation expense of $1.5 million, and higher information technology infrastructure and services costs, offset by lower litigation and other legal fees of $531,000. The net increase in compensation and related employee costs was due, in part, to higher bonus expense in the 2012 period as we expect our 2012 performance to exceed that of 2011 when compared to the applicable annual company-wide objectives.

Amortization of Intangible Assets.  In the third quarter of 2012, amortization of intangible assets increased to $10.0 million from $4.2 million in the third quarter of 2011. In the first nine months of 2012, amortization of intangible assets increased to $19.4 million from the $11.7 million recorded in the first nine months of 2011. These increases were primarily due to the incremental amortization of intangibles related to our acquisitions of VeriWave in July 2011, Anue in June 2012 and BreakingPoint in August 2012.

Acquisition and Other Related Expenses. Acquisition and other related expenses for the three and nine months ended September 30, 2012 were $4.3 million and $8.5 million, respectively, and related to our acquisitions of Anue and BreakingPoint. Acquisition and other related expenses for the three and nine months ended September 30, 2011 were $377,000 and $851,000, respectively, and related to our acquisition of VeriWave. Acquisition and other related costs primarily consisted of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting and tax services, integration related consulting fees, amortization of deferred consideration payable to certain pre-acquisition employees of BreakingPoint, certain employee, facility and infrastructure costs, and other acquisition-related costs.

Restructuring.  There were no restructuring expenses incurred in 2011. Restructuring expenses for each of the three and nine months ended September 30, 2012 were $2.1 million and primarily related to one-time employee termination benefits consisting of severance and other related costs. During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our recent acquisition of BreakingPoint. The BreakingPoint restructuring included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). We expect that the BreakingPoint restructuring will produce cost savings of $7.0 million to $8.0 million on an annualized basis. However, we expect that this will be offset as we make additional investments in certain new or existing initiatives. See Note 4 to the Consolidated Financial Statements included in this Form 10-Q.

Interest Income and Other, Net.  Interest income and other, net decreased to $928,000 in the third quarter of 2012 from the $1.0 million recorded in the third quarter of 2011. Interest income and other, net decreased to $1.6 million in the first nine months of 2012 from the $1.8 million recorded in the first nine months of 2011.

Interest Expense. Interest expense, including the amortization of debt issuance costs, was $1.8 million for the third quarter of each of 2012 and 2011, and $5.4 million for each of the nine months ended September 30, 2012 and the nine months ended September 30, 2011.  Interest expense relates to our convertible senior notes, which were issued in December 2010. For additional information, see Note 5 to Consolidated Financial Statements included in this Form 10-Q.

Income Tax. Income tax benefit was $9.8 million, or an effective rate of (605.5%), for the third quarter of 2012 as compared to an income tax expense of $943,000, or an effective rate of 12.8%, for the third quarter of 2011. The overall decrease in the effective rate for the third quarter of 2012 as compared to the same period in 2011 was primarily due to the tax benefit realized from the $12.7 million partial release of our valuation allowance (previously established against our U.S. net deferred tax assets) resulting from the net deferred tax liabilities recorded as part of the BreakingPoint acquisition.  See Note 12 to the Consolidated Financial Statements included in this Form 10-Q.

Income tax benefit was $28.5 million, or an effective rate of (202.0%), for the first nine months of 2012 as compared to an income tax expense of $2.2 million, or an effective rate of 13.8%, for the first nine months of 2011.  The overall decrease in the effective rate for the first nine months of 2012 as compared to the same period in 2011 was primarily due to the income tax benefit realized from the partial releases of the Company’s valuation allowance for the Anue and BreakingPoint acquisitions. The 2011 effective tax rates differs from (i.e., are lower than) our federal statutory tax rate primarily due to our foreign earnings being taxed at lower rates than in the U.S.

Our effective tax rate also differs from the federal statutory rate due to state taxes, significant permanent differences and adjustments to our valuation allowance. Significant permanent differences arise due to research and development credits, foreign tax rate benefits, and stock-based compensation expense that are not expected to generate a tax deduction, such as stock-based compensation expenses on grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with our cash balances generated primarily from operations and proceeds from our initial public offering, our convertible debt offering and exercises of share-based awards. Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, decreased to $154.3 million as of September 30, 2012 from $385.0 million as of December 31, 2011 primarily due to the cash and investments used in the acquisitions of Anue in the second quarter of 2012 of $148.3 million and BreakingPoint in the third quarter of 2012, which used cash and investments of $150.7 million, and capital expenditures of $12.9 million. These amounts were partially offset by the $58.3 million in net cash provided by our operating activities and $20.7 million of cash generated from the exercises of share-based option awards.

Of our total cash, cash equivalents and short- and long-term investments, $21.7 million and $26.9 million was held outside of the United States in various foreign subsidiaries as of September 30, 2012 and December 31, 2011, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. However, barring unforeseen circumstances, we consider these funds permanently invested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of September 30, 2012.

The following table sets forth our summary cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011

Net cash provided by operating activities	$58,259	$42,303
Net cash used in investing activities	(72,427)	(83,673)
Net cash provided by financing activities	22,627	13,704

Cash Flows from Operating Activities

Net cash provided by operating activities was $58.3 million in the first nine months of 2012 and $42.3 million in the same period of 2011. This increase in cash flow generated from operations was primarily due to an $11.3 million increase related to net working capital changes in the first nine months of 2012 over the first nine months of 2011. The working capital changes were principally due to the timing of payments of accounts payable and accrued liabilities, such as the 2011 year-end bonuses of approximately $5.7 million paid in 2012 compared to the 2010 year-end bonuses of approximately $9.3 million paid in 2011, partially offset by the increase in our accounts receivable balances in the first nine months of 2012 when compared to the same period in 2011 (due primarily to our higher sales, as well as the higher percentage of our third quarter sales occurring in the last month of the quarter (i.e., September 2012) in 2012 as compared to 2011).

Cash Flows from Investing Activities

Net cash used in investing activities was $72.4 million and $83.7 million for the first nine months of 2012 and 2011, respectively.  Excluding marketable security purchases and proceeds, net cash used in investing activities was $312.5 million and $27.0 million for the first nine months of 2012 and 2011, respectively. The increase in net cash used in the first nine months of 2012 was primarily due to the acquisitions of Anue in the second quarter of 2012 and BreakingPoint in the third quarter of 2012, which resulted in cash paid, net of cash acquired, of $148.3 million and $150.7 million, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $22.6 million and $13.7 million for the first nine months of 2012 and 2011, respectively. This increase in cash provided by financing activities was primarily due to a $7.0 million increase in proceeds from the exercises of share-based awards for the first nine months of 2012 when compared to the first nine months of 2011.

We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets, our financial condition, and the timely filing of our periodic reports with the Commission. In addition, our $200 million convertible senior notes have various default provisions, which could accelerate repayment and adversely impact our liquidity.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section.  Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: anticipated benefits and synergies of our recent acquisitions of Anue Systems, Inc. and BreakingPoint Systems, Inc. will not be realized, changes in the global economy, competition, consistency of orders from significant customers, our success in developing and producing new products, market acceptance of our products, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our other filings with the Securities and Exchange Commission.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2011 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2011 other than as discussed in Note 10 “Fair Value Measurements” included in this Form 10-Q.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of September 30, 2012), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On June 1, 2012 and August 24, 2012, we acquired Anue Systems, Inc. (“Anue”) and BreakingPoint Systems, Inc. (“BreakingPoint”), respectively. Both Anue and BreakingPoint operate under their own sets of systems and internal controls, and we are currently maintaining those systems and much of that control environment until we are able to complete our assessment of their systems and controls and incorporate their processes into our own systems and control environment. We have excluded Anue’s and BreakingPoint’s operations in evaluating the Company’s internal control over financial reporting for purposes of this Form 10-Q. We plan to exclude Anue’s and BreakingPoint’s operations from the scope of our annual report on internal control over financial reporting for the period ending December 31, 2012, as permitted by the Securities and Exchange Commission in guidance relating to recent acquisitions.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud.  Any control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control will be met.  The design of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all controls, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected or will be detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

IXIA

Date:	November 8, 2012	By:	/s/ Victor Alston
Victor Alston President and Chief Executive Officer

Date:	November 8, 2012	By:	/s/ Thomas B. Miller
Thomas B. Miller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fourth Amendment to Office Lease dated as of June 1, 2012 and entered into on July 2, 2012, between MS LPC Malibu Property Holdings, LLC and the Company (1)

31.1*	Certification of Chief Executive O fficer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

**
The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, (iii) unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, and (v) notes to unaudited condensed consolidated financial statements.  In accordance with Rule 406T of Regulation S-T, such electronically submitted information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.