Form 10-K
period 2012-12-31
IXIA
filed 2013-04-04
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 30, 2012, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $512,489,900.

As of March 22, 2013, the number of shares of the Registrant’s Common Stock outstanding was 75,200,532.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 19, 2013 are incorporated by reference into Part III of this Annual Report

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), the terms “Company,” “our,” “us” or “we” refer to Ixia, a California corporation.

This Form 10-K includes the restatement of certain of the Company’s previously issued consolidated financial statements and data. It also amends previously filed management's discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Form 10-K.

On March 19, 2013, Ixia filed a Form 12b-25 Notification of Late Filing with the Securities and Exchange Commission relating to the Form 10-K. As indicated in the Form 12b-25 and in Note 15 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Form 10-K, the Company decided that it needed to correct an error related to the manner in which it recognizes revenues for its warranty and software maintenance contracts and therefore required additional time to evaluate the impact of the correction on (i) its financial results for the year ended December 31, 2012 and for the prior reporting periods that will be included in this Form 10-K and (ii) its internal control over financial reporting.

We have completed our assessment of the impact of the aforementioned correction and of the correction of a later identified error in the manner in which we recognize revenues relating to a previous implied warranty and software maintenance arrangement with one of our customers.  Based on that assessment, we have determined that we need to restate our annual and quarterly results for certain prior fiscal periods. In this Form 10-K, we therefore amend or restate the following types of financial information as of and for the periods (collectively, the "Restated Periods") noted in the table below.

Type of Financial Information	Date or Period
Consolidated balance sheet	As of December 31, 2011
Consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows	Years ended December 31, 2011 and 2010
Selected financial data	Years ended and as of December 31, 2011, 2010, 2009 (Unaudited) and 2008 (Unaudited)
Unaudited quarterly financial information	Quarters ended September 30, 2012, June 30, 2012 and March 31, 2012 and each quarter in the year ended December 31, 2011
Management's discussion and analysis of financial condition and results of operations	As of and for the years ended December 31, 2011 and 2010

We believe that presenting all of the amended and restated information regarding the Restated Periods in this Form 10-K allows investors to review all pertinent data in a single presentation. In addition, the Company’s Quarterly Reports on Form 10-Q to be filed during 2013 will include the restated 2012 comparable prior quarter and year to date periods.  We have not filed and do not intend to file amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the year ended December 31, 2012 or (ii) our Annual Report on Form 10-K for the year ended December 31, 2011 (collectively, the “Affected Periods”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

The combined impact of the adjustments and specified line items in the Affected Periods resulting from the restatement is set forth in Note 15 to the Notes to Consolidated Financial Statements. The following items of this Form 10-K are impacted as a result of the restatement.
•     Part I, Item 1A, Risk Factors
•     Part II, Item 6, Selected Financial Data
•     Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•     Part II, Item 8, Financial Statements and Supplementary Data
•     Part II, Item 9A, Controls and Procedures
•     Part IV, Item 15, Exhibits, Financial Statement Schedules

IXIA

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

Ixia was incorporated on May 27, 1997 as a California corporation. We are a leading provider of converged Internet Protocol (IP) network validation and network visibility solutions. Equipment manufacturers, service providers, enterprises, and government agencies use our solutions to design, verify, and monitor a broad range of Ethernet, Wi-Fi, and 3G/LTE equipment and networks.  Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services.

Our solutions deliver actionable insight through real-time monitoring, real-world testing, and predictive analytics. This end-to-end visibility provides organizations with complete understanding into user behavior, security vulnerabilities, network capacity, application performance, and IT resiliency. From the research labs to the network to the cloud, Ixia solutions optimize networks’ and data centers’ to accelerate, secure, and scale application delivery.

During the year ended December 31, 2012, we received orders from approximately 1,300 new and existing end customers. Based on product shipments for the year ended December 31, 2012, our significant customers by category included:

•	Leading network equipment manufacturers such as Cisco Systems, Alcatel-Lucent, Juniper Networks and Dell;

•	Voice, broadband and/or wireless service providers such as AT&T, NTT and Verizon;

•	Enterprises such as Microsoft, ITOCHU, Bloomberg and Wells Fargo; and

•	Government contractors, departments, and agencies such as General Dynamics, Northrop Grumman and the U.S. Army.

No matter what profession or position in the world, connecting to networked applications quickly and securely – from any location – is paramount to success. The convergence of new technologies is complicating the IT landscape – smartphone ubiquity, cloud proliferation, challenges of big data, demands of the social consumer, pervasive cyber threats – intensifying the challenge of constantly, securely, and quickly connecting users to their applications. The delivery of communications and entertainment applications and services is moving to an always-connected, always-on paradigm.

From the lab, to the network, to the cloud, Ixia has a rich repository of expertise and solutions that optimize the secure, accelerated and scaled application delivery and performance that businesses require. Ixia solutions battle-test wired and wireless network infrastructures, monitor user behavior, and dynamically filter application traffic, a critical combination that provides the predictive insights needed to accelerate, secure, and scale application delivery.

Our solutions are scalable, easy-to-use, and adaptable, automatically providing companies with comprehensive coverage of the latest applications and security attacks in order to optimize performance and protect against threats. Our goal is to enhance network application and service delivery by providing comprehensive, easy-to-use, and automated solutions that empower our customers to drive their business forward by taking the guesswork out of network reliability and the application services.

Recent Acquisition History

In June 2009, we acquired Catapult Communications Corporation (“Catapult”). The IxCatapult product line adds in-depth testing of wireless network components. In particular, these products include test hardware and software that address 2G, 3G, and Long-Term Evolution (LTE) wireless network access and core components. We have leveraged our IxLoad product to assist the IxCatapult solution with testing the mobile core network.

In October 2009, we acquired the N2X Data Network Testing Product Line (“N2X”) from Agilent Technologies, Inc. (“Agilent”) and created the IxN2X test solution. In addition to broadband and carrier access protocol capabilities, the IxN2X product line is known for its intuitive and powerful user interface and excellent quality. Our development team is integrating IxN2X’s best practices into the IxNetwork system architecture, and IxN2X customers are taking advantage of Ixia’s layer 4-7 and wireless testing on new, high-density Gigabit and 10GE hardware that support both IxN2X and Ixia applications.

In July 2011, we acquired VeriWave, Inc. (“VeriWave”), a performance testing company for wireless LAN (WLAN) and Wi-Fi enabled smart devices. This acquisition expands our portfolio of supported network media and addresses the need for an end-to-end solution that completely tests converged Wi-Fi, wired, and 3G/LTE ecosystems.

In June 2012, we acquired Anue Systems, Inc. (“Anue”). Anue solutions provide visibility into live networks and the applications running within them in order to efficiently aggregate and filter traffic. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base.

In August 2012, we acquired BreakingPoint Systems, Inc. (“BreakingPoint”). BreakingPoint is a leader in application and security assessment and testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s network infrastructure. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base.

The Demand for Ixia Solutions

Today’s networks and data centers are continuously improving their performance and scale in order to accommodate the plethora of networking applications and services we now rely upon to do business, communicate, capture memories, plan, travel, and more. Applications drive network capacity, influence quality of experience, introduce potential vulnerabilities, and lead to more innovations. Every organization from device manufacturers, to service providers, to government organizations, to enterprises is seeking to optimize networks and data centers in order to accelerate, secure, and scale the delivery of these applications.

Ixia network solutions provide the predictive data needed for organizations to make real-time decisions that will enhance performance, harden security, and increase scalability of networks facing constantly changing requirements. The Ixia line of hardware, software, and services fits the needs of every organization – from the lab, to the network, to the cloud. Ixia solutions provide an end-to-end approach for organizations to test devices and systems prior to deployment, assess the performance and security of networks and data centers after every change, and constantly monitor and filter traffic to optimize performance.

Test | Assess | Monitor

The acquisitions of Anue and BreakingPoint in June 2012 and in August 2012, respectively, expanded our product portfolio and end customer base, and increased our overall total addressable market.  We are now providing more services and solutions to each of our customer segments.

•
Network Equipment Manufacturers (NEMs). NEMs provide voice, video, and data and service infrastructure equipment to customer network operators, service providers, and network users. Such users require high standards of functionality, performance, security, and reliability. To meet these higher standards, NEMs must ensure the quality of their products during development and manufacturing (prior to deployment). Failure to ensure the consistent functionality and performance of their products may result in the loss of customers, increased research and development costs, increased support costs, and losses resulting from the return of products. NEMs, for example, use our network test systems to run large-scale subscriber and service emulations, generating extreme traffic loads to verify the performance and capacity of their wired and wireless devices prior to deployment in production networks.

Our systems are also used by NEMs in the sales and acceptance process to demonstrate to their customers (e.g., service providers and enterprises) how the NEMs’ products will operate under real-world conditions. Our conformance test suites are used by NEMs to ensure that their devices conform to published standards – ensuring that they will be interoperable with other equipment. Additionally, these equipment manufacturers are also, in many cases, large enterprises and therefore have the same challenges that can be met using our assessment and monitoring solutions within their own internal network.

•
Service Providers. Service providers seek to deliver a growing variety of high quality, advanced network services ranging from traditional telecommunications and Internet services, to social networking, cloud storage, and entertainment streaming. Failure to provide a quality experience to the end user can be costly through high subscriber churn rates and reduced revenues. To ensure quality of experience (QOE) and service assurance, service provider R&D and network engineering groups must verify the performance and functionality of staged networks during equipment selection and network design, prior to deployment and after any change to the production network. Service providers also use our network test systems to emulate millions of mobile (3G/4G/LTE) subscribers to realistically predict end-user quality of experience delivered by providers’ infrastructure and services. Service providers must also ensure security for customers and their own networks, as the keepers of vast amounts of business and personal data. And finally, service providers depend on our monitoring solutions to filter application traffic in order to prioritize, de-duplicate, and optimize wired and wireless data streams.

•
Enterprises and Government. Enterprise and government organizations depend on their networks and data centers to get business done, and they devote enormous resources to ensure applications and services run optimally and securely. These customers rely on our solutions to help evaluate during selection, optimize and harden them in their labs prior to roll-out, and then assess each device and system in the production network once they are “live.” Notably, enterprises and government organizations must always be vigilant against the impact of the very latest security attacks and application deployments, and our network test and assessment solutions consistently assure that their network and data center are optimized and resilient. These organizations also require visibility into the application traffic itself, and use our monitoring solutions to further enhance the performance, scalability, and reliability of the applications their users depend on. Finally, government organizations have also installed our cyber range solutions for the training of a new generation of “cyber warriors” to recognize and defend against massive cyber-attacks.

Ixia Business Strategy

Our goal is to enhance network application and service delivery by providing the most comprehensive, easy-to-use, and automated solutions in the industry.  Over the past few years, Ixia has made a number of significant moves to acquire technology and talent that has positioned the Company as a preeminent provider of network test and visibility solutions. This has been accomplished by growing our portfolio of products and addressable markets through acquiring technologies, businesses, and assets, expanding our international presence and customer base, continuing to deliver high quality products and support to our customers, and developing our employees. Key elements of our strategy to achieve our objective include the following:

•
Continue to Expand our Addressable Markets. We plan to further expand our addressable markets into growth areas for network and application security, next-generation networking technologies, monitoring network applications and services, and more.

•
Maintain Focus on Technology Leadership. We will continue to focus on research and development in order to maintain our technology leadership position, and to offer solutions that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as IEEE and the Internet Engineering Task Force (IETF), and to continue our active involvement in industry forums, associations and alliances such as the Ethernet Alliance, Metro Ethernet Forum, Open Networking Foundation (ONF), Network Test Automation Forum (NTAF), Wi-Fi Alliance, International Telecommunications Union (ITU), Telecommunications Industry Association (TIA) and 3GPP. We also plan to continue to work closely with some of our established customers who are developing emerging network technologies, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers’ needs as they evolve.

•
License and Acquire New Products. We will continue our strategy of acquiring products in key technologies that expand our product offerings, address customer needs, and enhance the breadth of our evolving product portfolio. In 2012, we acquired both Anue Systems and BreakingPoint Systems, helping us round out our solutions in application visibility and security. Future acquisitions may be made in the form of partnering with industry leaders, acquiring or licensing technology assets associated with product lines, or acquiring other companies.

•
Expand and Further Penetrate Customer Base. We plan to strengthen and further penetrate our existing customer relationships, and expand our reach into new enterprise, government, and service provider customers. We plan to strengthen our customer relationships and to expand our customer base by:

o	Continuing to develop and offer new and innovative solutions that meet our existing and potential customers’ needs,

o	Expanding our sales and marketing efforts through direct channels and partner relationships to increase penetration in under-represented vertical and geographic market segments, and

o	Building upon and further strengthening our reputation and brand name recognition.

o	Continuing our focus on customer support by maintaining and expanding the capabilities of our highly qualified and specialized internal personnel.

•
Expand International Market Presence. We will further pursue sales in key international markets, including the Europe, Middle East and Africa regions (EMEA), and the Asia Pacific region. In order to pursue sales in these markets, we intend to develop and expand our relationships with key customers, partners and distributors, as well as expand our direct sales and marketing presence within these markets.

Ixia Solutions

We are a leading provider of converged Internet Protocol (IP) network validation and network visibility solutions. Equipment manufacturers, service providers, enterprises, and government agencies use our solutions to design, verify, and monitor a broad range of Ethernet, Wi-Fi, and 3G/LTE equipment and networks.  Our solutions provide the predictive data needed for organizations to make real-time decisions that will enhance performance, harden security, and increase scalability of networks facing constantly changing requirements.

Real-world test solutions must recreate the true behavior of wired and wireless users, at massive scale, with increasing fidelity. Network testing solutions must be highly scalable and capable of generating large amounts of data at high speeds over increasingly complex configurations, and be up to date with the very latest applications and security attacks. Comprehensive, integrated testing must occur throughout network design, development, production, deployment, and operation stages. Because this testing and verification must take place across multiple layers of the network infrastructure and for all network protocols, network testing solutions are also required to be highly flexible, extensible, and modular. This rapid evolution of complex network technologies and protocols – which includes leading-edge technologies such as higher speed Ethernet, LTE and the latest Wi-Fi standard 802.11ac – has resulted in the need for an integrated platform solution that is easy to use, with minimal training and set-up.

Our network visibility solutions intelligently connect the data center network with monitoring tools that aggregate, filter, load balance, and de-duplicate network traffic. Our filtering and de-duplication technology ensure that each monitoring tool gets exactly the right data needed for analysis which are powered by an  easy to use, drag-and-drop management system. This improves the way our customers manage their data centers, prevents network application and service downtime, and maximizes return on IT investment.

Our systems provide our customers with the following key benefits:

•
Versatile High Performance. Our network test solutions generate and receive data traffic at full line rate – the maximum rate that data traffic can be transmitted over a network medium. Our systems provide accurate analysis across multiple layers of the overall network and of individual network components in real time. Our systems can be configured to either generate programmed packets of data or conduct complete sessions.

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

Our network visibility solutions allow customers to dynamically aggregate, regenerate, distribute, filter, and condition packets from all parts of the network at full line rate.  These high performance systems enable broader network visibility and enhance the performance of customers’ monitoring solutions while reducing costs.

•
Highly Scalable. Each of our network test interface cards provides one or more ports through which our systems generate and receive data traffic. Each physical port contains its own dedicated logic circuits, with substantial memory and compute resources. Our customers can easily scale the size of their test bed or the amount of data traffic generated by inserting additional interface cards. By connecting multiple chassis and synchronizing hundreds of ports to operate simultaneously, our customers can simulate extremely large networks. Our GPS-based components even allow our chassis to be distributed throughout the world, while maintaining the close time synchronization necessary for precision tests. We believe that our systems can offer our customers one of the highest port density and scalable space efficient systems available. In addition, our client-server architecture allows multiple users in the same or different geographic locations to simultaneously access and operate different ports contained in the same chassis to run independent tests. Customers using our high-density network visibility platform can easily scale their visibility needs through flexible port licensing and modular extensions that can grow with their expanding network monitoring needs.

•
Highly Modular Hardware Platform. We offer network test hardware platforms with interchangeable interfaces, using a common set of applications and APIs. Our architectures enable the emulation of millions of network users on scalable platforms, with a mixture of both network and application layer traffic. These architectures offer our customers an integrated test environment that might otherwise require multiple products to cover the same test scenarios. We believe that our network test hardware platform solutions decrease the overall cost while increasing productivity and scalability, and reducing training requirements for our customers.  Our network test hardware products consist of stackable and portable chassis which, depending on the chassis model, can be configured with a mix of interface cards. This modular design allows our customers to quickly and easily create realistic, customized test configurations. Our open architecture accelerates the integration of additional network technologies into existing systems through the addition of new interface cards and distributed software.  Our modular approach to network visibility allows customers to increase port density, add higher speed links, and/or advanced features – helping customers to future proof their network monitoring and visibility investments.

•
Flexible. Our customers can easily expand our systems to address changing technologies, protocols, and applications without changing system hardware or replacing interface cards. This protects and optimizes customers’ investments by eliminating the need for “forklift upgrades” or the purchase of additional niche products. Additionally, customers under our Application and Threat Intelligence (ATI) service receive automatic bi-weekly updates of the latest applications and attacks for use in their real-world testing scenarios.

•
Automated Testing. Our systems make it easy to create automated tests and network monitoring rules that can run unattended. We offer our customers a growing library of automated tests and monitoring automation scripts that simplify and streamline the test and monitoring processes. The automated tests are repeatable and the results are presented in a structured format for easy analysis. Ixia offers “Click-Thru Automation” that records and repeats interactive operation, providing automation without programming. In addition, Ixia's Tool Command Language (Tcl) API is a comprehensive programming interface to our hardware, as well as to our software applications. The Tcl API enables libraries of automated scripts to be quickly built with specificity to a customer's environment. We also offer a utility that exports configurations created in our graphical user interface (GUI) as Tcl scripts.

•
Ease of Use. We have designed our systems so that users can install and operate them with minimal training and setup. Our network test systems are easy to use and offer our customers a wide range of readily accessible pre-designed test configurations. These tests include industry standard and use case-specific tests. Users can easily configure and operate our systems to generate and analyze data traffic over any combination of interface cards or ports through our graphical user interface that features a familiar Microsoft™ Windows™ point-and-click environment. Once tests are designed in our GUIs, they can be saved for reuse or in Tcl script form for customization and even greater levels of automation.  Our network visibility systems also offer customers best-in-class ease-of-use with point-and-click GUI that enables customers to develop complex filtering and packet distribution algorithms quickly with simple, but powerful drop-down menus. As with our test solutions these configurations can be saved for reuse and automated using our Tcl script.

Products

Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services. Our highly scalable and flexible products enable our customers to configure solutions based on their specific networks and use cases. For example, if our customer wants to analyze the performance of an Ethernet router, the customer could purchase our network test hardware platform, including a chassis and one or more Ethernet interface cards, and our IxNetwork software application.

Our systems are managed through graphical user interfaces that allow users to configure our chassis, interface cards and appliances.  Each port can be independently configured to meet specific requirements, and results can be viewed using both tables and graphs.  Our network test and visibility platforms also allow users to create custom applications tailored to meet their specific requirements with the commonly used Tcl programming environment.

Hardware Products

Sales of our network test hardware products typically include a chassis and one or more Ethernet interface cards. Our software applications and APIs allow our customers to create and manage integrated, easy-to-use automated test environments. Our hardware platform consists largely of interchangeable interface cards which fit into multi-slot chassis. Our chassis are metal cases that incorporate a computer, a power supply, and a backplane which connects the interface cards to the chassis. The interface cards generate, receive and analyze a wide variety of traffic types at multiple network layers.

Our primary network test chassis, the 12-slot XM12 and XG12, provides a high-density, highly-flexible test platform. Operating in conjunction with our software applications, our chassis provide the foundation for a complete, high-performance test environment. A wide array of interface cards is available for our primary chassis. The XM12 and XG12 chassis support up to 192 Gigabit ports, 384-10GE ports, 48-40GE ports and 24-100 GE ports. These interface cards provide the network interfaces and distributed processing resources needed for executing a broad range of data, signaling, voice, video, and application testing for layers 1-7 of the network stack. Each chassis supports an integrated test controller that manages all system and testing resources. Resource ownership down to a per-port level, coupled with hot-swappable interface modules, ensures a highly-flexible, multi-user testing environment. Backward compatibility is maintained with key existing Ixia interface cards and test applications to provide seamless migration from and integration with existing Ixia test installations.

We offer a number of interface cards that operate at speeds of up to 100 gigabits per second. Each one of our interface cards contains one to 32 independent traffic generation and analysis ports. These ports operate at line rate. Each port on most interface cards has a unique transmit stream engine that is used to generate packets of information and a real-time receive analysis engine capable of analyzing the packets as they are received. The transmit stream engine generates millions of data packets or continuous test sequences at line rate that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Most of our current generation interface cards also include a microprocessor per port to generate and analyze sophisticated routing protocols, such as BGP and MPLS, as well as application traffic such as TCP/IP, HTTP and SSL. Certain of our Ixia BreakingPoint interface cards, can provide more than 30,000 new live malware attacks, including 100+ new mobile malware attacks. These cards provide application and threat assessment solutions at Internet-scale, and create massive-scale, high fidelity simulation and testing conditions for battle-testing infrastructures, devices, applications, and people.

Sales of our network visibility hardware products typically include an integrated, purpose-built hardware appliance with proprietary software.  Advanced Feature Modules that easily slide into the NTO appliance can be purchased for additional advanced functionality. The Ixia Anue Net Tool Optimizer® (NTO) product line revolutionizes the way customers monitor their network. Our NTO platform provides complete network visibility into physical and virtual networks, and optimizes monitoring tool performance. Our NTO products intelligently connect to a data center network with monitoring tools to aggregate, filter, load balance and de-duplicate network traffic. The integrated network visibility appliance includes a patented filtering and de-duplication technology that ensures each monitoring tool gets exactly the right data needed for analysis, which is powered by the easy to use, drag-and-drop management system. Our network visibility products improve the way our enterprise, service provider, and government customers manage their data centers, save valuable IT time, and maximizes return on IT investment. Our flagship network visibility platform is the NTO, which is led by the NTO 5288 (5293 for carrier NEBS3 applications), which is a high-density 10/40GE network monitoring appliance designed for large and complex data centers, and helps our customers monitor their rapidly growing number of 1GE, 10GE, and 40GE ports with existing monitoring tools. The modular NTO 5288 supports up to 16 ports of 40 GE and 64 ports of 10 GE, which can be activated immediately upon purchase or activated later as the need grows. The Advanced Feature Module for the NTO 5288 adds advanced functionality such as packet slicing and de-duplication.

Software Applications

As part of certain of our network testing hardware platforms, we offer a comprehensive suite of software applications to address specific technologies. These applications measure and analyze the performance, functionality, interoperability, service quality, and conformance of networks, network equipment and applications that run on these networks. These applications enable network equipment manufacturers, service providers, enterprises and governments to evaluate the performance of their equipment and networks during the design, manufacture, and pre-deployment stages, as well as after the equipment are deployed in a network. Our technology-specific application test suites are targeted at a wide range of popular requirements:

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

IxNetwork, IxLoad, and IxN2X test broadband access devices supporting 802.1x authentication. This is accomplished by high scalable emulation of 802.1x clients (supplicants). Authentication modes supported include MD5, TLS, TTLS and PEAP.

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

Automated Testing

Test case repeatability is critical for developers and test engineers alike. Given shrinking test cycles and higher time to market pressures, automation of test cases is paramount to quality assurance. Ixia offers a wide range of automation tools to suit different needs for flexibility and ease of use. We incorporated a powerful Macro Recorder in our IxNetwork product that records all GUI click-through operations into a repeatable sequence of steps.

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

Services

Our service revenues primarily consist of our technical support, warranty and software maintenance services.  We also offer training and professional services.

We offer technical support, warranty and software maintenance services with the sale of our hardware and software products.  Many of our products include up to one year of these services with the initial product purchase.  Our customers may choose to extend the services for annual or multi-year periods.   Our technical support services are delivered by our global team of technically knowledgeable and responsive customer service and support staff, and include assistance with the set-up, configuration and operation of Ixia products.  Our warranty and software maintenance services include the repair or replacement of defective product, bug fixes, and unspecified when and if available software upgrades.

Our technical support and software maintenance services also include the Ixia BreakingPoint Application and Threat Intelligence (ATI) service for the Ixia BreakingPoint platform, which provides a comprehensive suite of application protocols, software updates and responsive technical support. The Ixia BreakingPoint ATI provides full access to the latest security attacks and application updates for use in real-world test and assessment scenarios.  Our customers may choose to purchase the Ixia BreakingPoint ATI service for annual or multi-year periods.

Products in Development

We continue to develop our IP testing capabilities, and throughout 2013 we intend to remain focused on improving our position in performance, security, monitoring, functional, interoperability, service quality and conformance in the following technology areas:

•	10, 40, and 100GE
•	Application delivery
•	802.11ac
•	Carrier, Metro, and Data Center Ethernet
•	MPLS and MPLS-TP
•	IPv6
•	Voice and Video over IP
•	Security
•	IPsec
•	Test Automation
•	LTE/EPC
•	VoLTE
•	Femtocell
•	Wi-Fi
•	Energy efficiency
•	Network Monitoring/Visibility

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

Technology

The design of all of our systems requires a combination of sophisticated technical competencies, including designs utilizing field programmable gate arrays (FPGAs) and network processors (NPs).  FPGAs are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required.  NPs are special programmable integrated circuits optimized for networking applications.  Many of our systems also require high-speed digital hardware design, software engineering and optical and mechanical engineering. We have built an organization of professional staff with skills in all of these areas. The integration of these technical competencies enables us to design and manufacture test systems which are highly scalable to meet the needs of our customers.

Complex Logic Design. Our systems use FPGAs that are programmed by the host computer and therefore can be reconfigured for different applications. Our newest products have high clock frequencies, which are the timing signals that synchronize all components within our system, and logic densities, which are the number of individual switching components, or gates, of more than four million gates per chip.  Our customers may obtain updates and enhancements from our website, thereby allowing rapid updates of the system.  Almost all of our logic chips are designed in the VHDL hardware description language, a unique programming language tailored to the development of logic chips.  This language enables the easy migration of the hardware design to application specific integrated circuits as volumes warrant.  We develop VHDL code in a modular fashion for reuse in logic design, which comprises a critical portion of our intellectual property. This reusable technology allows us to reduce the time-to-market for our new and enhanced products.

Network Processor Technology. Our patented NP technology enables our products to emulate complex networks and data centers at a very high scale.  The programmability of the NPs allows our customers to remain current with new networking technologies, by allowing customers to obtain frequent updates and enhancements from our website.

Software Technology. We devote substantial engineering resources to the development of software technology for use in our product lines. We have developed software to control our systems, analyze data collected by our systems, and monitor, maintain and self-test our hardware and field programmable gate array subsystems. A majority of our software technology and expertise is focused on the use of object-oriented development techniques to design software subsystems that can be reused across multiple product lines. These objects are client and server independent allowing for distributed network applications. This software architecture allows all of the software tools developed for our existing products to be utilized in all of our new products with very little modification. Another important component of our software technology is our graphical user interface design. Customer experience with our test and visibility products has enabled us to design a simple yet effective method to display complex configurations in clear and concise graphical user interfaces for intuitive use by engineers.

Customers

Since our incorporation in May 1997 through December 31, 2012, we have shipped our systems to over 4,100 end customers. No customer other than Cisco Systems accounted for more than 10% of our total revenues in 2012, 2011 or 2010. Cisco Systems accounted for 13.5% of our total revenues in 2012, 14.0% of our total revenues in 2011 and 13.7% of our total revenues in 2010.

We do not have long-term or volume purchase contracts that commit our customers to future product purchases, and as a result our customers may reduce or discontinue purchasing from us at any time.

Competition

The market for providing network test and monitoring systems is highly competitive, and we expect this competition to continue in the future. We currently compete with network test and monitoring solution vendors such as Spirent Communications, JDS Uniphase, Gigamon, Danaher, NetScout and Aeroflex. We also compete with a number of smaller networking tool vendors that address a subset of the issues that we solve. Additionally, some of our significant customers have developed, or may develop, in-house products for their own use or for sale to others.

We believe that the principal competitive factors in our market include:

•	Breadth of product offerings and features on a single test or monitoring platform,

•	Timeliness of new product introductions,

•	Product quality, reliability and performance,

•	Price and overall cost of product ownership,

•	Ease of installation, integration and use,

•	Customer service and technical support, and

•	Company reputation and size.

We believe that we compete favorably in the key competitive factors that impact our markets. We intend to remain competitive through ongoing research and development efforts that enhance existing systems and to develop products and features. We will also seek to expand our market presence through marketing and sales efforts. However, our markets in which we compete continue to evolve and we may not be able to compete successfully against current or future competitors.

We expect to continue to experience significant competition from our existing competitors, and from companies that may enter our existing or future markets. And, as we move into new market segments within the broader network test and monitoring arena, we will be challenged by new competitors. These companies may develop similar or substitute solutions that may be more cost-effective or provide better performance or functionality than our systems. Also, as we broaden our product offerings, we may move into new markets in which we will have to compete against companies already established in those markets. Some of our existing and potential competitors have longer operating histories, substantially greater financial, product development, marketing, service, support, technical and other resources, significantly greater name recognition, and a larger installed base of customers than we do. In addition, many of our competitors have well established relationships with our current and potential customers and have extensive knowledge of our industry. It is possible that new competitors or alliances among competitors will emerge and rapidly acquire market share. Moreover, our competitors may consolidate with each other, or with other companies, giving them even greater capabilities with which to compete against us.

To be successful, we must continue to respond promptly and effectively to the challenges of changing customer requirements, technological advances and competitors’ innovations. Accordingly, we cannot predict what our relative competitive position will be as the market evolves for network test and monitoring solutions.

Sales, Marketing and Technical Support

Sales.  We use our global direct sales force to market and sell our systems. In addition, we use distributors, partners and other resellers to complement our direct sales and marketing efforts for certain vertical and geographical markets. We depend on many of our distributors, partners and other resellers to generate sales opportunities and manage the sales process.  Our direct sales force maintains close contact with our customers and supports our distributors and other resellers.  Another key component of our go-to-market strategy for certain products is strategic relationships with technical partners.  These technical partners consist of network monitoring and management companies, including CA, IBM Tivoli, Network Instruments, OpNet, HP ArchSight, and many others that understand the added visibility and return on investment Ixia solutions contribute to the overall monitoring approach.  We work with technical partners in two main ways: (i) through customer referrals and recommendations and (ii) through automation integration/interoperability that provides a differentiated solution for our customers.

Marketing.  We have a number of programs to support the sale and distribution of our systems and to inform existing and potential customers, partners and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business by:

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

Research and Development

We believe that research and development is critical to our business. Our development efforts include anticipating and addressing the network performance analysis and monitoring needs of network equipment manufacturers, service providers, enterprises and government customers, and focusing on emerging high growth network technologies.

Our future success depends on our ability to continue to enhance our existing products and to develop new products that address the needs of our customers. We closely monitor changing customer needs by communicating and working directly with our customers, partners and distributors. We also receive input from our active participation in industry groups responsible for establishing technical standards.

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

We plan to continue to make significant investments in research and development, including investments in certain product initiatives. Our research and development expenses were $98.2 million in 2012, $75.1 million in 2011, and $72.5 million in 2010. These expenses included stock-based compensation expense of $6.2 million in 2012, $4.3 million in 2011, and $5.2 million in 2010.

Intellectual Property and Proprietary Rights

Our success and ability to compete are dependent in part upon our ability to establish, protect and maintain our proprietary rights to our intellectual property. We currently rely on a combination of patent, trademark, trade secret and copyright laws, and restrictions on disclosure and use, to establish, protect, and maintain our intellectual property rights. We have patent applications and existing patents in the United States, the European Union and other jurisdictions. We cannot be certain that these applications will result in the issuance of any patents, or that any such patents, if they are issued, or our existing patents, will be upheld. We also cannot be certain that such patents, if issued, or our existing patents, will be effective in protecting our proprietary technology. We have registered the Ixia name, the Ixia logo and certain other trademarks in the United States, the European Union and other jurisdictions, and have filed for registration of additional trademarks.

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

Employees

As of December 31, 2012, we had approximately 1,710 full time employees, approximately 792 of whom were located in the U.S. We also from time to time hire temporary and part-time employees and independent contractors.  Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing, and senior management personnel. Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

Available Information

Our website address is www.ixiacom.com. Information on our website does not constitute part of this report. We make available free of charge through a link provided at such website our Forms 10-K, 10-Q and 8-K as well as any amendments thereto. Such reports are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding the Company that we file electronically with the SEC at www.sec.gov.

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

Our business may be adversely affected by unfavorable general economic and market conditions

Our business is subject to the effects of general economic conditions in the United States and globally and, in particular, market conditions in the communications and networking industries. In the past, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced or deferred capital spending in the United States, Europe, Asia and other parts of the world. Most recently this occurred in the second quarter of 2011 where our total revenues were lower than expected due, in part, to delays and/or reductions in spending at certain customers.  While our total revenues have rebounded, we continue to see general uncertainty in the global business environment and certain regional markets. As a result, our ability to accurately forecast the future demand and revenue trends for our products and services is limited.

The global financial crisis that began in 2008 included, among other things, significant reductions in available capital and liquidity from banks and other credit providers, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may be in a prolonged recessionary period. These conditions continue to persist to a large extent and may be exacerbated by the sequester that recently became effective. Unfavorable economic and market conditions such as these could likely result in lower capital spending by our customers on test and measurement solutions, and therefore demand for our products could decline, adversely impacting our revenues. Challenging economic and market conditions may also impair the ability of our customers to pay for the products and services they have purchased.

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

Acquisitions undertaken and any that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results

Acquisitions are inherently risky and no assurance can be given that our previous acquisitions, including our 2012 acquisitions of Anue and BreakingPoint or future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We expect to continue to review opportunities to acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. While we are not currently a party to any pending acquisition agreements, we may acquire additional businesses, products or technologies in the future. If we make any further acquisitions, we could issue stock that would dilute existing shareholders’ percentage ownership, and we could incur substantial debt or assume liabilities. Acquisitions involve numerous risks, including the following:

•	problems or delays in assimilating or transitioning to Ixia the acquired operations, systems, processes, controls, technologies, products or personnel;

•	loss of acquired customer accounts;

•	unanticipated costs associated with the acquisition;

•
our failure to identify in the due diligence process significant issues with product quality or development and liabilities related to operational issues, intellectual property infringement or  tax or other regulatory matters;

•	multiple and overlapping product lines as a result of our acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

•	higher than anticipated costs in continuing support and development of acquired products;

•	diversion of management’s attention from our core business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	adverse effects on existing business relationships of Ixia or the acquired business with its suppliers, licensors, contract manufacturers, customers, resellers and industry experts;

•	significant impairment, exit and/or restructuring charges if the products or technologies acquired in an acquisition do not meet our sales expectations or are unsuccessful;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of the acquired organization’s or our own key employees.

On June 1, 2012, and on August 24, 2012, we completed our acquisitions of Anue and BreakingPoint, respectively. Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and we cannot be certain that we would be successful in overcoming problems in connection with our past or future acquisitions. Our inability to do so could significantly harm our business, revenues and results of operations. See Note 2 to the Financial Statements included in this Annual Report on Form 10-K.

Competition in our market could significantly harm our results of operations

The market for our products is highly competitive. We currently compete with network test and monitoring solution vendors such as Spirent Communications, JDS Uniphase, Gigamon, Danaher, NetScout and Aeroflex. We also compete with a number of smaller networking tool vendors that address a subset of the issues that we solve. Additionally, some of our significant customers have developed, or may develop, in-house products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has in the past accounted for a significant portion of our revenues, we cannot be certain that it will continue to do so.

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

Increased competition in the network test and monitoring markets could result in increased pressure on us to reduce prices and could result in a reduction in our revenues and/or a decrease in our profit margins, each of which could significantly harm our results of operations. In addition, increased competition could prevent us from increasing our market share, or cause us to lose our existing market share, either of which would harm our revenues and profitability.

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

The market for our products is characterized by:

•	rapid technological change such as the recent advancements of IP-based networks and wireless technologies (e.g., LTE);

•	frequent new product introductions such as higher speed and more complex routers;

•	evolving industry standards;

•	changing customer needs such as the increase in advanced IP services agreed to between service providers and their customers; and

•	short product life cycles as a result of rapid changes in our customers’ products.

Our performance will depend on our successful development and introductions and on market acceptance, of new and enhanced products that address new technologies and changes in customer requirements.  If we experience any delay in the development or introduction of new products or enhancements to our existing products, our operating results may suffer.  For instance, undetected software or hardware errors, which frequently occur when new products are first introduced, could result in the delay or loss of market acceptance of our products and the loss of credibility with our customers.  In addition, if we are not able to develop, or license, or acquire from third parties, the underlying core technologies necessary to create new products and enhancements, our existing products are likely to become technologically obsolete over time and our operating results will suffer.  If the rate of development of new technologies and transmission protocols by our customers is delayed, the growth of the market for our products and therefore our sales and operating results may be harmed.

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

We depend on sales of a narrow range of products and, if customers do not purchase our products, our revenues and results of operations would be significantly harmed

Our business and products are concentrated in the markets for systems that analyze and measure the performance of wired and wireless IP-based networks and for systems that provide network visibility into physical and virtual networks and optimize monitoring tool performance. These markets continue to evolve, and there is uncertainty regarding the size and scope of these markets. Our performance will depend on increased sales of our existing systems and the successful development, introduction and market acceptance of new and enhanced products. We cannot be certain that we will be successful in increasing these sales or in developing and introducing new products. Our failure to do so would significantly harm our revenues and results of operations.

Because we depend on a limited number of customers for a majority of our revenues, any cancellation, reduction or delay in purchases by one or more of these customers could significantly harm our revenues and results of operations

Historically, a small number of customers has accounted for a significant portion of our total revenues. Sales to our top five customers accounted for 30% to 40% of total revenues for each of the three years ended December 31, 2012, 2011 and 2010. Additionally, sales to our largest customer, Cisco Systems, accounted for 13.5% of our total revenues in 2012, 14.0% of our total revenues in 2011, and 13.7% of our total revenues in 2010. We expect that some customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. Our dependence on large orders from a limited number of customers makes our relationships with these customers critical to the success of our business. We cannot be certain that we will be able to retain our largest customers, that we will be able to increase our sales to our other existing customers or that we will be able to attract additional customers. From time to time, we have experienced delays and reductions in orders from some of our major customers. In addition, our customers have sought price reductions or other concessions from us and will likely continue to do so. We typically do not have long-term or volume purchase contracts with our customers, and our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to one of these customers, our inability to successfully develop and maintain relationships with existing and new large customers, or requirements that we make price reductions or other concessions could significantly harm our revenues and results of operations.

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

If we do not diversify our customer base, we may not be able to grow our business or increase our profitability

To date, the majority of our total revenues have been generated from sales to network equipment manufacturers. Our growth depends, in part, on our ability to diversify our customer base by increasing sales to service provider, enterprise, and government customers. To effectively compete for the business of these customers, we must develop new products and enhancements to existing products and expand our direct and indirect sales, marketing and customer service capabilities, which will result in increases in operating costs. If we cannot offset these increases in costs with an increase in our revenues, our operating results may be adversely affected. Some of our existing and potential competitors have existing relationships with many service provider, enterprise, and government customers. We cannot be certain that we will be successful in increasing our sales presence in these customer markets. Any failure by us to diversify our customer base and to increase sales in these markets would adversely affect our growth.

The restatement of our consolidated financial statements may affect shareholder confidence, may consume a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

As discussed in Note 15 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Form 10-K and the Explanatory Note above, we have restated in this Form 10-K our consolidated financial statements for certain prior periods to correct certain errors in those financial statements.  The errors related to our historical revenue recognition practices related to warranty and software maintenance contracts and arrangements as further discussed in Note 15.

We cannot be certain that the measures we have taken since we completed the restatement process will ensure that restatements will not occur in the future. The restatement may affect investor confidence in the accuracy of our financial disclosures, may raise reputational issues for our business and may result in a decline in share price and shareholder lawsuits related to the restatement.

The restatement process was resource-intensive and involved a significant amount of internal resources, including attention from management, and significant accounting costs.   Although we have now completed the restatement, we cannot guarantee that we will not receive inquiries from the Securities and Exchange Commission (the “SEC”) or the Nasdaq Stock Market LLC (“Nasdaq”) regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or the Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs.

Each of these risks described above could have a material adverse effect on our business, results of operations and financial condition.

We cannot assure investors that we will be able to fully address the material weaknesses in our internal controls that led to our restatement, or that remediation efforts will prevent future material weaknesses.

We have identified control deficiencies in our financial reporting process that constituted two material weaknesses, leading to the restatement of our previously issued annual and quarterly financial statements. We have undertaken measures to remediate these weaknesses, and plan to implement other appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing deficiencies. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, it could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock.

Our quarterly and annual operating results have historically fluctuated or may fluctuate significantly in the future as a result of new product introductions, changes in judgments or estimates, and/or other factors, which fluctuations could cause our stock price to decline significantly

Our quarterly and annual operating results are difficult to predict and have fluctuated and may fluctuate significantly due to a variety of factors, many of which are outside of our control. Some of the factors that could cause our quarterly and annual operating results to fluctuate include the other risks discussed in this “Risk Factors” section.

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

Our recent level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

•	increased price competition;

•	changes in customer, geographic or product mix (such as the mix of software versus hardware product sales);

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	new product introductions by us and by our competitors;

•	changes in shipment volume;

•	excess or obsolete inventory costs;

•	increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on, our products; and

•	increases in labor costs.

Each of the above factors may be exacerbated by a decrease in demand for our established products and our transition to our next-generation products. Our failure to sustain our recent level of gross margins due to these or other factors may have a material adverse effect on our results of operations.

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

Continued growth will strain our operations and require us to incur costs to maintain and upgrade our management and operational resources

We have experienced growth in our operations, including number of employees, sales, products, facility locations and customers, including as a result of our recent acquisitions, and expect to continue to experience growth in the future. Unless we manage our past and future growth effectively, we may have difficulty in operating our business. As a result, we may inaccurately forecast sales and materials requirements, fail to integrate new personnel or fail to maintain adequate internal controls or systems, which may result in fluctuations in our operating results and cause the price of our stock to decline.  We may continue to expand our operations to enhance our product development efforts and broaden our sales reach, which may place a significant strain on our management and operational resources. In order to manage our growth effectively, we must improve and implement our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our profitability could be significantly harmed.

If we are unable to expand and maintain our sales and distribution channels or are unable to successfully manage our expanded sales organization, our revenues and results of operations will be harmed

Historically, we have relied primarily on a direct sales organization, supported by distributors, partners and other resellers, to sell our products.  We may not be able to successfully expand our sales and distribution channels, and the cost of any expansion may exceed the revenues that we generate as a result of the expansion.  To the extent that we are successful in expanding our sales and distribution channels, we cannot be certain that we will be able to compete successfully against the significantly larger and better-funded sales and marketing operations of many of our current or potential competitors.  In some cases, we may grant exclusive rights to certain distributors to market our products in their specified territories.  Our distributors may not market our products effectively or devote the resources necessary to provide us with effective sales, marketing and technical support. In the past, we have had distributors who entered bankruptcy or who performed poorly and were therefore terminated as distributors of our products. Moreover, if we terminate a distribution relationship for performance-related or other reasons, we may be subject to wrongful termination claims which may result in material litigation and could adversely impact our profitability. Our inability to effectively manage the expansion of our sales and support staff, or to maintain existing or establish new relationships with successful distributors and partners, would harm our business, revenues and results of operations.

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

International activity may increase our cost of doing business or disrupt our business

We plan to continue to maintain or expand our international operations and sales activities.  Operating internationally involves inherent risks that we may not be able to control, including:

•	difficulties in recruiting, hiring, training and retaining international personnel;

•	increased complexity and costs of managing international operations;

•	growing demand for and cost of technical personnel;

•	changing governmental laws and regulations, including those related to income taxes, the UK Anti-Bribery Act, and the Foreign Corrupt Practices Act;

•	increased exposure to foreign currency exchange rate fluctuations;

•	political and economic instability, including military conflict and social unrest;

•	commercial laws and business practices that favor local competition;

•	differing labor and employment laws;

•	supporting multiple languages;

•	reduced or limited protections of intellectual property rights;

•	more complicated logistical and distribution arrangements; and

•	longer accounts receivable cycles and difficulties in collecting receivables.

The above risks associated with our international operations and sales activities can restrict or adversely affect our ability to sell in international markets, disrupt our business and subject us to additional costs of doing business.

Some key components in our products come from sole or limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products

We and our contract manufacturers currently purchase a number of key components used to manufacture our products from sole or limited sources of supply for which alternative sources may not be available.  From time to time, we have experienced shortages of key components, including chips, oscillators and optical modules.  We and our contract manufacturers have no guaranteed or long-term supply arrangements for these or other components, including field programmable gate arrays (FPGAs) and Network Processors (NPs), which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required.  Financial or other difficulties faced by our suppliers or significant changes in market demand for necessary components could limit the availability to us and our contract manufacturers of these components. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales.

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

Our reported financial results could suffer if there is an impairment of goodwill or acquired intangible assets

We are required (i) to test annually, and review when circumstances warrant, the value of our goodwill associated with past acquisitions and any future acquisitions, and (ii) to test the value of our acquisition-related intangible assets when circumstances warrant determining if an impairment has occurred.  If such assets are deemed impaired, an impairment loss equal to the amount by which the applicable carrying amount exceeds (i) the implied fair value of the goodwill or (ii) the estimated fair value of acquired intangible assets would be recognized.  This would result in an incremental charge for that quarter which would adversely impact our earnings for the period in which the impairment was determined to have occurred.  For example, such impairment could occur if the market value of our Common Stock falls below the carrying value of our net assets for a sustained period.  The recent economic downturn contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours.  Such declines in our stock price or the failure of our stock price to recover from these declines, as well as any marked decline in our level of revenues or profit margins, increase the risk that goodwill may become impaired in future periods.  We cannot accurately predict the amount and timing of any impairment of our goodwill or acquired intangible assets.

Restructuring our workforce can be disruptive and harm our operating results and financial condition

We have in the past restructured or made other adjustments to our workforce in response to the economic environment, performance issues, acquisitions and other internal and external considerations. During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our August 2012 acquisition of BreakingPoint. Restructurings can among other things result in a temporary lack of focus and reduced productivity. These effects could recur in connection with future acquisitions and other restructurings and, as a result, our operating results and financial condition could be negatively affected.

Adverse resolution of legal proceedings may harm our results of operations or financial condition

We are a party to lawsuits and other legal proceedings in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We cannot provide assurance that we will not be a party to additional legal proceedings in the future or that we will be able to favorably resolve our current lawsuits. To the extent legal proceedings continue for long time periods or are adversely resolved, our business, results of operations and financial position could be significantly harmed. For additional information regarding certain of the legal matters in which we have been involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products

From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and items that are important to our business. We cannot provide assurance that others will not claim that we have infringed upon or misappropriated their intellectual property rights or that we do not in fact infringe upon or misappropriate those intellectual property rights. We have not generally conducted searches to determine whether the technology we have in our products infringes or misappropriates intellectual property rights held by third parties.

Any claims asserting that any of our products or services infringe or misappropriate proprietary rights of third parties, if determined adversely to us, could significantly affect our ability to conduct business and harm our results of operations.  Any such claims, with or without merit, could:

•	be time-consuming;

•	result in costly and protracted litigation;

•	divert the efforts of our technical and management personnel;

•	require us to modify the products or services at issue or to develop alternative technology, thereby causing delivery delays and the loss or deferral of revenues;

•	require us to cease selling the products or services at issue;

•	require us to pay substantial damage awards;

•	expose us to indemnity claims from our customers;

•	damage our reputation; or

•	require us to enter into royalty or licensing agreements which, if required, may not be available on terms acceptable to us, if at all.

In the event any such claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products or services to avoid infringement or misappropriation, our revenues, results of operations, and competitive position could be harmed.

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

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to service our existing debt or debt we may incur

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our existing or new indebtedness, including our convertible senior notes and any indebtedness under our new 2012 credit facility, depends on our future performance, which is subject to economic, financial, competitive and other factors, many of which are beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our existing or future debt obligations.

The issuance of shares of our Common Stock upon any conversion of our Convertible Senior Notes would dilute the ownership interest of our existing shareholders, including holders who had previously converted their Convertible Senior Notes

The issuance of shares of our Common Stock upon conversion of our Convertible Senior Notes (the “Notes”), including the effect on the conversion rate should a make whole adjustment event occur, would dilute the ownership interests of our existing shareholders. Any sales in the public market of our Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our Common Stock.

The fundamental change repurchase feature of the Convertible Senior Notes may delay or prevent an otherwise beneficial attempt to take over our company

The terms of the Notes require us to offer to repurchase the Notes for cash in the event of a fundamental change (such as a change in control event or if our Common Stock ceases to be listed or quoted on any of the New York Stock Exchange, the Nasdaq Global Select Market or the Nasdaq Global Market or any of their respective successors). A non-stock takeover of our company may also trigger the requirement that we repurchase the Notes. These features may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

We have outstanding debt and may incur other debt in the future, which could adversely affect our financial condition, liquidity and results of operations

On December 21, 2012, we entered into a credit agreement establishing a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders that provides for an aggregate loan amount of up to $150.0 million. We may in the future borrow amounts under this Credit Facility and use the proceeds to fund working capital needs and capital expenditures and for other general corporate purposes, including acquisitions, stock repurchases and any partial refinancing of our Notes. Increases in our aggregate levels of debt may adversely affect our operating results and financial condition by, among other things:

•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

•	requiring the dedication of an increased portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes,

•	including capital expenditures, acquisitions and stock repurchases; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

Any borrowings under our 2012 Credit Facility must be repaid if we fail to comply with certain covenants

Our Credit Facility established in December 2012 imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of certain of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. The financial covenants in the related credit agreement require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. Our failure to comply with such covenants could cause a default under the credit agreement, and we may then be required to repay any borrowings under the credit facility with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unfavorable terms. In the event of a default it is possible that assets of the Company assets may be attached or seized by the lenders.

Our investment portfolio may become impaired by deterioration of the financial markets

We follow an established investment policy and set of objectives designed to preserve principal and liquidity, to generate a market return given the policy’s guidelines and to avoid certain investment concentrations. The policy also sets forth credit quality standards and limits our exposure to any one non-government issuer. Our cash equivalent and short- and long-term investment portfolio as of December 31, 2012 consisted of money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities.

These investments are classified as available-for-sale and are recorded on our consolidated balance sheets at fair value. Although our investment portfolio’s amortized cost approximated fair value as of December 31, 2012, we cannot predict future market conditions or market liquidity, or the future value of our investments. As a result, we can provide no assurance that our investment portfolio will not be impaired in the future and that any such impairment will not materially and adversely impact our financial condition, results of operations and cash flows.

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

Our business is subject to changing regulation that has resulted in increased costs and may continue to result in additional costs in the future

We are subject to laws, rules and regulations of federal and state regulatory authorities, including The Nasdaq and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and Nasdaq, have issued new requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”) and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of the effectiveness of our internal control over financial reporting, have required, and continue to require, the commitment of significant financial and managerial resources. To the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement (such as the material weaknesses in internal controls as of December 31, 2012 discussed in Item 9A herein), we may have to incur additional costs and divert management’s time and attention.

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

Compliance with recently adopted rules of the SEC relating to “conflict minerals” may require us and our suppliers to incur substantial expense and may result in disclosure by us that certain minerals used in products we contract to manufacture are not “DRC conflict free”

The SEC recently adopted disclosure requirements under Section 1502 of the Dodd-Frank Act, regarding the source of certain conflict minerals for issuers for which such conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer, which are mined from the Democratic Republic of Congo (“DRC”) and adjoining countries.  The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Because Ixia contracts to manufacture products which may contain tin, tantalum, tungsten, or gold, we will be required under these rules to determine whether those minerals are necessary to the functionality or production of our products and, if so, the rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the DRC or an adjoining country (collectively referred to as “covered countries”). If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, then we and our suppliers would be required to perform supply chain due diligence on the source and chain of custody of conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. The implementation of these requirements could affect the sourcing and availability of products we purchase from our suppliers and contract manufacturers. This may also reduce the number of suppliers who provide products containing conflict free metals, and may affect our ability to obtain products in sufficient quantities, in a timely manner or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may not be able to easily verify the origins for all metals used in our products. As a result, the costs of such an effort by us and by our suppliers and the time required to be spent by our management and the management of our suppliers could be significant. Disclosures by Ixia mandated by the new rules which are perceived by the market to be “negative” may cause customers to refuse to purchase Ixia’s products.  We are unable to assess the cost of compliance with this rule, and there can be no assurance that the cost will not have an adverse effect on our business, financial condition or results of operations. The additional disclosure rules are effective for calendar year 2013 with a first filing due date of May 31, 2014.

If we fail to maintain our relationships with industry experts, our products may lose industry and market recognition and sales could decline

Our relationships with industry experts, in particular in the field of performance analysis and measurement of networks and network equipment, are critical for maintaining our industry credibility and for developing new products. These experts have established standard testing methodologies that evaluate new network equipment products and technologies. We provide these experts and their testing labs with our products and engineering assistance to perform tests on these new network equipment products and technologies. These industry experts refer to our products in their publications which has given our products industry recognition. In addition, these labs offer us the opportunity to test our products on the newest network equipment and technologies, thereby assisting us in developing new products that are designed to meet evolving technological needs. We cannot be certain that we will be able to maintain our relationships with industry experts or that our competitors will not maintain similar or superior relationships with industry experts. If we are unable to maintain our relationships with industry experts or if competitors have superior relationships with them, our products may lose industry and market recognition which could harm our reputation and competitive position and cause our sales to decline.

Our business and operations are subject to the risks of earthquakes, floods, hurricanes and other natural disasters

Our operations could be subject to natural disasters and other business disruptions, which could adversely affect our business and financial results. A number of our facilities and those of our suppliers, our contract manufacturers, and our customers are located in areas that have been affected by natural disasters such as ice and snow storms, earthquakes, floods or hurricanes in the past. For example, currently, our corporate headquarters and many of our customers are located in California. California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. To mitigate some of this risk, certain of our U.S. and international locations are insured up to certain levels against losses and interruptions caused by earthquakes, floods and/or other natural disasters.  However, there can be no guarantee that such insurance may be adequate in the event of a natural disaster and a significant natural disaster could have a material adverse impact on our business, operating results and financial condition.

Man-made problems such as cybersecurity attacks, computer viruses or terrorism may disrupt our operations and harm our business, reputation and operating results

Despite our implementation of network security measures, our network may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition.

Our daily business operations require us to retain sensitive data such as, intellectual property, proprietary business information and data related to customers, suppliers and business partners within our networking infrastructure.  The ongoing maintenance and security of this information is pertinent to the success of our business operations and our strategic goals, and organizations like Ixia are susceptible to multiple variations of attacks on our networks on a daily basis.

Our networking infrastructure and related assets may be subject to unauthorized access by hackers, employee errors, or other unforeseen activities.  Any form of unauthorized access to our assets could result in the disruption of business processes, network degradation, system downtime, along with potential for public exploitation of our critical assets such as, intellectual property, proprietary business information and data related to customers, suppliers and business partners.  To the extent that such disruptions or uncertainties occur, delays or cancellations of customer orders, the manufacture or shipment of our products, and/or our business operating results and financial condition could be materially and adversely affected resulting in a possible loss of business or brand reputation.

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

Our use of open source software in our products could adversely affect our ability to sell our products and subject us to possible litigation

Many of our products contain software modules licensed to us by third-party authors under “open source” licenses.  If we combine our proprietary software with open source software in a certain manner and then distribute the combined software, we could, under certain open source licenses, be required to license that combined software under the terms of that open source license as well as release the source code of the combined software to third parties.  This could allow third parties to use our proprietary software at no charge, could enable our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales and lower revenues for us.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products.  From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights.  We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software.  Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective.  If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished in a timely manner, to allow third parties to use our products at no charge under the terms of that open source software license, or to make generally available, in source code form, our proprietary software, any of which could adversely affect our business, operating results, and financial condition.

In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software.  Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, adversely affect our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2012, all of our properties are leased and we do not own any real property. Our corporate headquarters are located in Calabasas, California, where we currently lease approximately 85,900 square feet of space which houses research and development, sales and marketing, finance and administration, and manufacturing operations.  This lease terminates on May 31, 2023, with no extension options. We also lease office space for sales, support, marketing, operations and administration in the United Kingdom, Ireland, Germany, France, Finland, Sweden, Canada, South Korea, Japan, China, Singapore, India, Malaysia, United Arab Emirates, Spain, and Israel and in various states throughout the United States.  Additionally, we have leased research and development facilities in Romania, India, and Canada.  We believe that our current facilities will be adequate to meet our needs for the next 12 months, or that we will be able to obtain additional space when and as needed on acceptable terms.

Item 3. Legal Proceedings

For information on our legal proceedings, see Note 10 to the Consolidated Financial Statements included in this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price, Dividends and Related Matters

Ixia’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “XXIA.”  The following table sets forth the high and low sales prices of our Common Stock as reported on the Nasdaq Global Select Market for the following time periods.

	High	Low
2012
Fourth quarter	$17.40	$13.00
Third quarter	16.54	11.66
Second quarter	13.21	9.95
First quarter	14.88	9.75

2011
Fourth quarter	$11.77	$7.50
Third quarter	13.01	7.15
Second quarter	16.81	12.19
First quarter	19.02	14.81

On March 22, 2013, the closing sales price reported for our Common Stock was $21.49 per share, and as of that date there were approximately 19 shareholders of record.

We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future.

The following graph compares the cumulative total return on the Company's Common Stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the five-year period commencing January 1, 2008.  Ixia is one of the companies that makes up the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indices on January 1, 2008, and their relative performance is tracked through December 31, 2012. These indices are included only for comparative purposes as required by the rules of the Securities and Exchange Commission and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s Common Stock. The stock price performance shown on the graph below is not necessarily indicative of future price performance. This graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Ixia under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Ixia, the NASDAQ Composite Index, and the NASDAQ Telecommunications Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Ixia
NASDAQ Composite
NASDAQ Telecommunications

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Ixia	$100.00	$60.97	$78.59	$177.00	$110.86	$179.11
Nasdaq Composite Index	100.00	59.03	82.25	97.32	98.63	110.78
Nasdaq Telecommunications Index	100.00	57.58	72.97	86.05	90.30	89.62

(b)	Use of Proceeds

None.

(c)	Issuer Repurchases of Equity Securities

None.

Item 6.  Selected Financial Data

As discussed further in Note 15 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Form 10-K, we have restated our consolidated financial statements to correct certain errors in our previously issued financial statements. These errors principally related to the manner in which we had historically recorded revenue for our warranty and software maintenance contracts, including for a previous implied warranty and software maintenance arrangement with one of our customers.  See Note 15 of the Notes to Consolidated Financial Statements for further information.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements.  The consolidated statement of operations data set forth below for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been restated to conform to the consolidated financial statements included in this Form 10-K and is presented herein on an unaudited basis.

The impact of the restatement increased net income by approximately $2.9 million, $1.6 million, $3.0 million and $360,000 for the years ended December 31, 2011, 2010, 2009 and 2008, respectively.

	2012	2011	2010	2009	2008
		(Restated)	(Restated)	(Restated) (Unaudited)	(Restated) (Unaudited)
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues:
Products	$330,315	$249,423	$227,682	$146,378	$146,802
Services	83,119	61,947	50,825	34,357	29,655

Total revenues	413,434	311,370	278,507	180,735	176,457

Costs and operating expenses: (1)
Cost of revenues - products	71,668	56,801	54,378	36,722	32,411
Cost of revenues - services	10,493	6,520	6,327	3,859	4,475
Research and development	98,169	75,101	72,488	53,977	49,167
Sales and marketing	117,214	87,011	79,986	60,374	59,374
General and administrative	45,607	33,648	35,142	28,061	25,502
Amortization of intangible assets	30,018	15,980	17,545	11,391	5,664
Acquisition and other related(2)	11,861	1,100	2,991	6,179	1,479
Restructuring(3)	4,077	—	3,587	4,637	—

Total costs and operating expenses	389,107	276,161	272,444	205,200	178,072

Income (loss) from operations	24,327	35,209	6,063	(24,465)	(1,615)
Interest income and other, net(4)	2,255	2,059	10,970	2,160	6,574
Interest expense(5)	(7,215)	(7,200)	(480)	—	—
Other-than-temporary impairment on investments(6)	—	—	—	(2,761)	(20,243)

Income (loss) before income taxes	19,367	30,068	16,553	(25,066)	(15,284)
Income tax (benefit) expense(7)	(26,093)	3,355	3,723	16,183	251

Net income (loss)	$45,460	$26,713	$12,830	$(41,249)	$(15,535)

Earnings (loss) per share:
Basic	$0.63	$0.39	$0.20	$(0.66)	$(0.24)
Diluted	$0.59	$0.37	$0.19	$(0.66)	$(0.24)

Weighted average number of common and common equivalent shares outstanding:
Basic	72,183	69,231	65,157	62,710	65,087
Diluted	84,505	71,664	67,769	62,710	65,087

(1) Stock-based compensation included in:
Cost of revenues - products	$423	$402	$524	$478	$513
Cost of revenues - services	162	153	198	182	195
Research and development	6,242	4,286	5,195	4,491	4,166
Sales and marketing	5,352	3,296	3,592	2,989	3,411
General and administrative	7,462	4,454	3,406	2,395	2,360

(2)
In 2009, we adopted new accounting guidance for business combinations. As a result, transactions costs related to our acquisitions of Catapult, N2X, VeriWave, Anue and BreakingPoint were expensed as incurred rather than treated as part of the purchase price.

(3)	In 2009, 2010 and 2012 our management approved, committed to and initiated a plan to restructure our operations in light of our acquisitions of Catapult, N2X and BreakingPoint, respectively.

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

(5)
In December 2010, we issued $200.0 million in aggregate principal amount of 3.00% convertible senior notes that mature on December 15, 2015, if not converted. Interest expense consists of interest due to the holders of our notes, as well as the amortization of the associated debt issuance costs. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During 2012, we made interest payments of $6.0 million.

(6)
Our 2008 and 2009 results include a pre-tax other-than-temporary impairment charge of $15.8 million and $2.8 million, respectively,to earnings related to our investments in auction rate securities. Our 2008 results also include a pre-tax other-than-temporary impairment charge of $4.4 million to earnings related to our investments in bonds issued by Lehman Brothers Holdings, Inc.

(7)
In 2012, we released $34.8 million of our valuation allowance previously established against our U.S. deferred tax assets. The 2012 partial releases related primarily to the net deferred tax liabilities recorded as part of the Anue and BreakingPoint acquisitions. In 2009, our income tax expense includes a $28.1 million charge related primarily to the establishment of a valuation allowance against our remaining net U.S. deferred tax assets. In 2008, our income tax expense includes a $7.9 million charge related primarily to the establishment of a valuation allowance against our deferred tax assets associated with the unrealized impairment (capital) losses discussed above.

	2012	2011	2010	2009	2008
		(Restated)	(Restated)	(Restated) (Unaudited)	(Restated) (Unaudited)
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$47,508	$42,729	$76,082	$15,061	$192,791
Short-term investments in marketable securities	126,851	156,684	151,696	10,337	9,850
Working capital	227,309	234,723	256,034	48,987	218,157
Long-term investments in marketable securities	3,119	185,608	111,440	53,582	3,657
Total assets	819,249	634,467	589,883	309,088	328,196
Convertible senior notes	200,000	200,000	200,000	—	—
Total liabilities	371,751	282,231	293,467	69,109	54,640
Total shareholders’ equity	447,498	352,236	296,416	239,979	273,556

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, many of which are outside of our control and are difficult for us to forecast or mitigate.  The factors that could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us include the the risks described elsewhere in this Form 10-K and in certain of our other Securities and Exchange Act Commission filings.

The consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 are not necessarily indicative of the results that may be expected for any future period.  The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Restatement of Previously Issued Financial Statements

As discussed further in Notes 14 and 15 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Form 10-K, we have restated our consolidated financial statements for the years ended December 31, 2011 and 2010 and our unaudited quarterly financial information (i) for each of the quarters in the year ended December 31, 2011 and (ii) for the first three quarters in the year ended December 31, 2012 (collectively, the “Restated Periods”). Specifically, we have restated our consolidated financial statements as the result of certain errors that existed in our previously filed financial statements related to the manner in which we had historically recorded revenue for our warranty and software maintenance contracts, including a previous implied warranty and software maintenance arrangement with a certain customer. See Note 15 of the Notes to Consolidated Financial Statements for further detail.

The Company has corrected the manner in which it records revenue for its warranty and software maintenance contracts and arrangements, and will also enhance its documentation related to its revenue recognition policies and practices. See “Controls and Procedures” included in Part II, Item 9A of this Form 10-K.

The impact of these errors to the applicable line items in the consolidated financial statements resulting from the restatement is set forth in Note 15 to the Notes to Consolidated Financial Statements. The net impact of the restatement increased net income by approximately $2.9 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.

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

During 2012, total revenues increased 32.8% to $413.4 million from $311.4 million in 2011 as we grew sales of our core network test products and completed two significant acquisitions. We significantly increased our addressable markets, expanded our reach into more service provider, enterprise and government customers, and established a $150.0 million credit facility to enhance our financial flexibility.

Establishment of Senior Secured Revolving Credit Facility. On December 21, 2012, we established a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders that provides for an aggregate loan amount of up to $150.0 million. The credit facility is available to be used to, among other things, fund our working capital needs, capital expenditures and for other general corporate purposes, including acquisitions, stock repurchases and any partial refinancing of our convertible senior notes.  We may also request (but are not guaranteed) an increase in the credit facility by an amount of up to $50.0 million. The credit facility is scheduled to mature on December 21, 2016, subject to acceleration under certain circumstances during the six-month period beginning on June 15, 2015. See Note 3 to the Consolidated Financial Statements included in this Form 10-K.

Acquisition of BreakingPoint Systems, Inc. On August 24, 2012, we completed our acquisition of all of the outstanding shares of common stock of BreakingPoint Systems, Inc. (“BreakingPoint”). The aggregate cash consideration paid totaled $163.7 million, or $150.3 million net of BreakingPoint’s existing cash and investment balances at the time of the acquisition. The acquisition was funded from our existing cash and investments.  BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage BreakingPoint’s existing sales channels and assembled workforce, including its experienced product development and sales teams. The results of operations of BreakingPoint have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 2 to the Consolidated Financial Statements included in this Form 10-K.

Acquisition of Anue Systems, Inc.  On June 1, 2012, we completed our acquisition of all of the outstanding shares of common stock of Anue Systems, Inc. (“Anue”). The aggregate consideration paid totaled $152.4 million, or $148.7 million net of Anue’s existing cash and investment balances at the time of the acquisition, and is subject to certain post-closing adjustments including an adjustment based on the final amount of Anue’s closing net working capital. The acquisition was funded from our existing cash and investments. Anue provides solutions to monitor and test complex networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced product development team. The results of operations of Anue have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 2 to the Consolidated Financial Statements included in this Form 10-K.

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

Issuance of Convertible Senior Notes. On December 7, 2010, we completed our offering of $200.0 million in aggregate principal amount of 3.0% Convertible Senior Notes (the “Notes”) due December 15, 2015. The net proceeds from the offering after deducting debt issuance costs were $194.0 million.  See Note 3 to the Consolidated Financial Statements included in this Form 10-K.

Revenues. Our revenues are principally derived from the sale and support of our network test and visibility systems.

Sales of our network test hardware products primarily consist of traffic generation and analysis hardware platforms containing multi-slot chassis and interface cards.  Our primary network test hardware platform is enabled by our operating system software that is essential to the functionality of the hardware platform. Sales of our network visibility hardware products typically include an integrated, purpose-built hardware appliance with essential, proprietary software.  Our software products consist of a comprehensive suite of technology-specific applications for certain of our network test hardware platforms.  Our software products are typically installed on and work with these hardware products to further enhance the core functionality of the overall network test system, although some of our software products can be operated independently from our network test platforms.

Our service revenues primarily consist of technical support, warranty and software maintenance services related to our network test and visibility hardware and software products. Many of our products include up to one year of these services with the initial product purchase, and our customers may separately purchase extended services for annual or multi-year periods. Our technical support, warranty and software maintenance services include assistance with the set-up, configuration and operation of our products, repair or replacement of defective products, bug fixes, and unspecified when and if available software upgrades. For certain network test products, our technical support and software maintenance service revenues also include our Application and Threat Intelligence (ATI) service, which provides a comprehensive suite of application protocols, software updates and technical support. The ATI service provides full access to the latest security attacks and application updates for use in real-world test and assessment scenarios. Our customers may purchase the ATI service for annual or multi-year periods. Service revenues also include training and other professional services.

Historically, total revenues have consisted primarily of revenues from our hardware products.  During the three years ended December 31, 2012, our network test Ethernet interface cards, including our 1 Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, represented the majority of our product revenues.  During 2012, our 10 Gigabit Ethernet interface cards continued to be our strongest seller, but we also saw significant year-over-year demand for our 40/100 Gigabit Ethernet cards as a result of network infrastructure upgrades. Over the longer term, while we expect the sale of our network test Ethernet interface cards to represent a significant amount of our revenues, we expect to see some decline as a percentage of total revenues as the sales of our network visibility and other network test solutions increase.

Sales to our largest customer, Cisco Systems, accounted for $55.7 million, or 13.5%, of our total revenues in 2012, $43.4 million, or 14.0%, of our total revenues in 2011 and $38.1 million, or 13.7%, of our total revenues in 2010. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers for the foreseeable future, we expect to continue to see some declines as a percentage of total revenues as we continue to sell our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2012 acquisitions of Anue and BreakingPoint will further diversify our customer base.

From a geographic perspective, we generated revenues from shipments to international locations of $171.4 million, or 41.4% of our total revenues, in 2012, $153.9 million, or 49.4%,of our total revenues, in 2011, and $136.7 million, or 49.1%,of our total revenues, in 2010. During 2012, our total revenues generated from shipments to international locations decreased in percentage terms when compared to the same periods in 2011 and 2010, due primarily to our 2012 acquisitions of Anue and BreakingPoint, which have a higher concentration of revenue in the United States as compared to Ixia. Over the next 12 months, we expect to leverage and expand our international sales force to sell our Anue and BreakingPoint products to a more global customer base, and as a result, we expect to increase our percentage of revenue from shipments to international locations over time. Total revenues from product shipments to Japan were $43.6 million, or 10.6%, of our total revenues, in 2012, $29.4 million, or 9.4%, of our total revenues, in 2011, and $24.6 million, or 8.8%, of our total revenues, in 2010.

Stock-Based Compensation.  Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on the estimated fair values for accounting purposes on the grant date.  For the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense was $19.6 million, $12.6 million and $12.9 million, respectively. Our stock-based compensation expense increased for the year ended December 31, 2012 as compared to 2011 due in part to (i) the incremental impact of the share-based awards granted to the employees related to our 2012 acquisitions of Anue and BreakingPoint, (ii) an increase in the number of participants in our employee stock purchase plan, and (iii) the full recognition during 2012 of expense for certain performance-based awards with no such comparable costs in 2011 (i.e., in 2011, these performance-based awards based on 2011 and 2012 performance were previously not expected to be earned). The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2013 through 2016 related to unvested share-based awards as of December 31, 2012 was approximately $33.6 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs.  The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues.  Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel.  We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas and Penang, Malaysia.  Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers.  Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period.  Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $20.3 million, $10.8 million and $12.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included within our Amortization of Intangible Assets line item on our consolidated statements of operations.

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

Operating Expenses.  Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses.  In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related, and restructuring expenses discussed below, to increase in 2013 when compared to 2012, due primarily to a full year of expenses from our 2012 acquisitions of Anue and BreakingPoint.

•
Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancement of our products.  We expense our research and development costs as they are incurred.  We also capitalize and depreciate over a five-year period costs of our products used for internal purposes.

•
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in direct sales, sales support and marketing functions, as well as tradeshow, promotional and advertising expenditures.  We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers.

•
General and administrative expenses consist primarily of salaries and related expenses for certain executive, finance, legal, human resources, information technology and administrative personnel, as well as professional fees (e.g., legal and accounting), facility costs related to our corporate headquarters, insurance costs and other general corporate expenses.

•
Amortization of intangible assets consists of the purchase price of various intangible assets over their estimated useful lives.  We evaluate our identifiable definite-lived intangible assets and other long-lived assets for impairment, when events or changes in circumstances indicate that a potential impairment may exist. If an asset's carrying value exceeds its estimated future undiscounted cash flows during its remaining useful life, an impairment charge would be recorded to the extent that the carrying value exceeds its estimated fair value in the period the impairment occurred. We also evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist.  Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value.  The future amortization expense of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies or product lines or are required to record impairment charges related to our acquired intangible assets.  See Note 8 to the Consolidated Financial Statements included in this Form 10-K.

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

•
Restructuring expenses consist primarily of employee severance costs and other related charges, as well as facility-related charges to exit certain locations. See Note 4 to the Consolidated Financial Statements included in this Form 10-K.

Interest income and other, net represents interest on cash and a variety of securities, including money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities, realized gains/losses on the sale of investment securities, certain foreign currency gains and losses, and other non-operating items such as legal settlement proceeds.

Interest expense consists of interest due to the holders of our 3.00% convertible senior notes issued in December 2010 and interest expense pertaining to our Credit Facility established in December 2012, as well as the amortization of the associated debt issuance costs.  See Note 3 to the Consolidated Financial Statements included in this Form 10-K.

Income Tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets and changes to these valuation allowances in future periods. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

During the year ended December 31, 2012, we released $34.8 million of our valuation allowance previously established against our U.S. deferred tax assets. Management’s conclusion to release the valuation allowance was due to, among other reasons, (i) the three-year cumulative pre-tax accounting income realized in the U.S., (ii) the significant utilization of its net operating loss carryfowards and R&D credits during 2011 and 2012, and (iii) the significant net deferred tax liabilities recorded in connection with the 2012 acquisitions of Anue and BreakingPoint. We continue to maintain a valuation allowance in the amount of $2.0 million against our U.S. deferred tax assets, the release of the remaining valuation allowance, or a portion thereof, will have a favorable impact on our effective tax rate. We will continue to monitor the need for a valuation allowance each reporting period, and at this time, it is uncertain when such a release may occur.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which includes a reinstatement of the federal research and development credit for the tax year ended December 31, 2012. We estimate that our tax credit for 2012 will be approximately $2.0 million to $2.5 million, which we will record as a discrete benefit in the first quarter of 2013 when the law was enacted.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•	Revenue Recognition Policy. We recognize revenue as discussed in “Revenue Recognition” section of Note 1 to Consolidated Financial Statements.

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

•
Income Taxes. We operate in numerous states and countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions.  Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations.  Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In determining whether we need to record a valuation allowance against our deferred tax assets, management must make a number of estimates, assumptions and judgments, including estimates of future earnings and taxable income. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The determination to record or release valuation allowances requires significant judgment. During 2012, management reevaluated its need for a full valuation allowance against its U.S. deferred tax assets and concluded that it is more likely than not that all of its U.S. deferred tax assets, with the exception of its U.S. deferred tax assets for capital loss carryforwards, will be realized.  Management’s conclusion to release the valuation allowance was due to, among other reasons, (i) the three-year cumulative pre-tax accounting income realized in the U.S., (ii) the significant utilization of its net operating loss carryfowards and R&D credits during 2011 and 2012, and (iii) the significant net deferred tax liabilities recorded in connection with the 2012 acquisitions of Anue and BreakingPoint.

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

•
Impairment of Long-Lived Assets. We evaluate our identifiable definite life intangible assets and other long-lived assets for impairment, when events or changes in circumstances indicate that a potential impairment may exist.  We first estimate the undiscounted cash flows to be generated from the use and ultimate disposition of the applicable asset during its estimated remaining useful life.  To the extent that the estimated undiscounted cash flows fall below the carrying value of the related intangible or other long lived asset, we write-down the asset to its estimated fair value.  Fair value is generally determined based on discounted cash flows.  Determining the fair value based on discounted cash flows is subjective in nature and often involves the use of significant estimates and assumptions about future results and discount rates.  We evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist.  Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value.  We completed our annual goodwill impairment test of our single reporting unit in the fourth quarter of 2012 and determined that there was no impairment.

•	Stock-Based Compensation. We record stock-based compensation as discussed in “Stock-based Compensation” section of Note 1 to Consolidated Financial Statements.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated and reflects the impact of the restatement of the prior period consolidated financial statements as described  in “Restatement of Previously Issued Financial Statements” above and Note 15 of Notes to Consolidated Financial Statements:

	2012	2011	2010
		(Restated)	(Restated)
Revenues:
Products	79.9%	80.1%	81.8%
Services	20.1	19.9	18.2

Total revenues	100.0	100.0	100.0

Costs and operating expenses: (1)
Cost of revenues - products	17.3	18.2	19.5
Cost of revenues - services	2.5	2.1	2.3
Research and development	23.7	24.2	26.0
Sales and marketing	28.4	27.9	28.7
General and administrative	11.0	10.8	12.6
Amortization of intangible assets	7.3	5.1	6.3
Acquisition and other related	2.9	0.4	1.1
Restructuring	1.0	—	1.3

Total costs and operating expenses	94.1	88.7	97.8

Income from operations	5.9	11.3	2.2
Interest income and other, net	0.5	0.7	3.9
Interest expense	(1.7)	(2.3)	(0.2)

Income before income taxes	4.7	9.7	5.9
Income tax (benefit) expense	(6.3)	1.1	1.3

Net income	11.0%	8.6%	4.6%

(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.1%	0.2%
Cost of revenues - services	0.0	0.0	0.0
Research and development	1.5	1.4	1.9
Sales and marketing	1.3	1.1	1.3
General and administrative	1.8	1.4	1.2

Comparison of the Years Ended December 31, 2012 and 2011

As a result of our acquisitions of Anue Systems, Inc. (“Anue”) on June 1, 2012 and BreakingPoint Systems, Inc. (“BreakingPoint”) on August 24, 2012 (the “2012 Acquisitions”), our 2012 consolidated results of operations include the financial results of these acquisitions from their respective acquisition dates. To assist the readers of our financial statements in reviewing our year-over-year consolidated operating results, we have estimated the impacts of these acquisitions for the applicable periods in the related statement of operations sections below.

Revenues. In 2012, total revenues increased 32.8% to $413.4 million from $311.4 million in 2011. Total revenues for 2012 included $54.9 million related to the 2012 Acquisitions. Excluding the revenues from our 2012 Acquisitions, revenues increased 15.1% to $358.5 million in 2012 primarily due to a $36.7 million increase in shipments of our hardware products (primarily our core network test 10 Gigabit and 40/100 Gigabit Ethernet interface cards and our IxVeriwave solutions) and an increase in the ratable recognition of our revenues from initial and extended technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 19.8% in 2012 from 20.3% in 2011. Excluding the impact of our 2012 Acquisitions, our cost of revenues as a percentage of total revenues in 2012 increased slightly to 20.8%, primarily due to increases in personnel-related costs attributable to professional services and technical support.

Research and Development Expenses. In 2012, research and development expenses increased 30.7% to $98.2 million from $75.1 million in 2011. As a result of our 2012 Acquisitions, our research and development expenses in 2012 included approximately $11.4 million related to the research and development activities of the acquired operations. Excluding the incremental research and development operating costs related to the 2012 Acquisitions and stock-based compensation expenses of $6.2 million and $4.3 million for 2012 and 2011, respectively, research and development expenses in 2012 increased 13.8% to $80.6 million compared to $70.8 million in 2011. This increase was primarily due to an increase in compensation and related employee costs of $9.4 million, partially offset by a one-time charge of $900,000 incurred in the first quarter of 2011 to terminate and settle a product development contract. The increase in compensation and related employee costs was primarily a result of (i) additional investments in our product development teams, including the Wi-Fi development team added as part of our acquisition of VeriWave in July 2011 and our teams in the United States, Romania and India, and (ii) higher bonus expense as our 2012 performance exceeded that of 2011 when compared to the applicable annual company-wide objectives.

Sales and Marketing Expenses. In 2012, sales and marketing expenses increased 34.7% to $117.2 million from $87.0 million in 2011. As a result of our 2012 Acquisitions, our sales and marketing expenses in 2012 included approximately $19.0 million related to the sales and marketing activities of the acquired operations. Excluding the incremental sales and marketing operating costs related to the 2012 Acquisitions and stock-based compensation expenses of $5.4 million and $3.3 million for 2012 and 2011, respectively, sales and marketing expenses increased 11.0% to $92.8 million compared to $83.7 million in 2011. This increase was primarily due to an increase in compensation and related employee costs, including travel, of $7.7 million and a higher depreciation expense of $969,000 primarily related to an increase in the number of our demonstration units in the field. The increase in compensation and related employee costs was primarily due to higher sales commissions as revenue levels increased in 2012 over the same period in the prior year and higher salaries due, in part, to annual merit increases in 2012 and an increase in 2012 in the number of our sales personnel.

General and Administrative Expenses. In 2012, general and administrative expenses increased 35.5% to $45.6 million from $33.6 million in 2011. As a result of our 2012 Acquisitions, our general and administrative expenses in 2012 included approximately $2.6 million related to the general and administrative activities of the acquired operations. Our general and administrative expenditures in 2012 also included one-time charges of $1.7 million incurred in the first quarter of 2012 in connection with the departure of our former CEO and $401,000 incurred in the second quarter of 2012 to settle a legal matter, and stock-based compensation expenses of $7.5 million and $4.5 million for 2012 and 2011, respectively. Excluding these one-time charges, the incremental general and administrative costs related to the 2012 Acquisitions, and stock-based compensation expenses, general and administrative expenses in 2012 increased 14.8% to $33.5 million compared to $29.2 million in 2011. This increase was primarily due to an increase in compensation and related employee costs of $2.8 million, which was due, in part, to a higher bonus expense in the 2012 period as our 2012 performance exceeded that of 2011 when compared to the applicable annual company-wide objectives.

Amortization of Intangible Assets. In 2012, amortization of intangible assets increased 87.8% to $30.0 million from $16.0 million in 2011.  These increases were primarily due to the incremental amortization of intangibles related to our acquisitions of VeriWave in July 2011, Anue in June 2012 and BreakingPoint in August 2012, as partially offset by the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Expenses. Acquisition and other related expenses for 2012 and 2011 were $11.9 million and $1.1 million, respectively.  For 2012, acquisition and other related expenses were principally due to our 2012 Acquisitions and consisted of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting and tax services, integration related consulting fees, amortization of deferred consideration payable to certain pre-acquisition employees of BreakingPoint, certain employee, facility and infrastructure costs, and other acquisition-related costs. For 2011, acquisition and other related expenses were principally due to our acquisition of VeriWave and consisted primarily of professional fees for legal, due diligence and valuation services, certain employee transition costs and other related costs. For additional information, see Note 2 to Consolidated Financial Statements.

Restructuring. Restructuring expenses for 2012 totaled $4.1 million and consisted primarily of one-time employee termination benefits, costs related to the closure of our office in Melbourne, Australia, and other associated costs. During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our August 2012 acquisition of BreakingPoint (the “BreakingPoint Restructuring”). The BreakingPoint Restructuring was substantially completed during the fourth quarter of 2012, and included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). There were no restructuring expenses incurred in 2011. For additional information, see Note 4 to Consolidated Financial Statements.

Interest Income and Other, Net. Interest and other income, net increased to $2.3 million in 2012 from $2.1 million in 2011.

Interest expense. Interest expense, including the amortization of debt issuance costs, was $7.2 million for each of 2012 and 2011, and related to our convertible senior notes issued during December 2010. Interest expense, including the amortization of debt issuance costs, pertaining to our Credit Facility was not significant for 2012. For additional information, see Note 3 to Consolidated Financial Statements.

Income Tax Expense. Income tax benefit was $26.1 million, or an effective rate of (134.7%), in 2012 as compared to an income tax expense of $3.4 million, or an effective rate of 11.2%, in 2011. The decrease in our overall tax expense was primarily due to the $34.8 million partial release of valuation allowances during 2012.

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

Comparison of the Years Ended December 31, 2011 and 2010

Revenues. In 2011, total revenues increased 11.8% to $311.4 million from $278.5 million in 2010. This increase was primarily due to an $11.9 million increase in shipments of our hardware products (primarily our 10 Gigabit and 40/100 Gigabit Ethernet interface cards) and an increase in the ratable recognition of our revenues from initial and extended technical support, warranty and software maintenance services. Additionally, we adopted new revenue recognition guidance in the first quarter of 2011 on a prospective basis (i.e., prior period amounts were not adjusted) for applicable arrangements originating or materially modified on or after January 1, 2011. Had we recognized revenue in a manner consistent with our policies prior to January 1, 2011, our total revenues for 2011 would have been reduced by approximately 3%. For additional information with respect to revenue recognition, see Note 1 to the Consolidated Financial Statements included in this Form 10-K.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 20.3% in 2011 from 21.8% in 2010. The decrease in our total cost of revenues as a percentage of total revenues was principally due to (i) a decrease in royalty payments, as we were no longer obligated to pay royalties on certain terminated contracts, and (ii) the leverage gained on certain fixed cost components within our cost of revenues (primarily for salaries and other expenses related to our manufacturing and supply operations, and to technical support personnel), which increased 2.8% on a year-over-year basis compared to the 11.8% increase in total revenues over the same period.

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

Amortization of Intangible Assets. In 2011, amortization of intangible assets decreased 8.6% to $16.0 million from $17.5 million in 2010. The decrease is primarily related to the completion of amortization periods for certain intangible assets, partially offset by the incremental increase in amortization of intangibles related to the acquisition of VeriWave.

Acquisition and Other Related Expenses. Acquisition and other related expenses for 2011 and 2010 were $1.1 million and $3.0 million, respectively. For 2011, acquisition and other related expenses were principally due to our acquisition of VeriWave and consisted primarily of professional fees for legal, due diligence and valuation services, certain employee transition costs and other related costs. For 2010, acquisition and other related expenses consisted primarily of employee, facility and infrastructure transition costs, as well as professional fees attributable to our 2009 acquisitions. For additional information, see Note 2 to Consolidated Financial Statements.

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

Interest expense. Interest expense, including the amortization of debt issuance costs, for 2011 and 2010 was $7.2 million and $480,000, respectively, and related to our convertible senior notes issued during December 2010. For additional information, see Note 3 to Consolidated Financial Statements.

Other-than-temporary Impairment on Investments. There were no other-than-temporary impairment charges on investments recorded in2011 and 2010.

Income Tax Expense. Income tax expense decreased to $3.4 million, or an effective rate of 11.2%, in 2011 from $3.7 million, or an effective rate of 22.5%, in 2010. The decrease in our overall tax expense was primarily due to the release of certain tax reserves in the current year.

Our effective tax rate of 11.2% differs from the federal statutory rate of 35% primarily due to foreign income taxes provided at lower rates as well as state taxes and significant permanent differences. Significant permanent differences arise due to research and development credits and stock-based compensation expense that is not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions.  For additional information, see Note 9 to Consolidated Financial Statements.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence.

During 2011, 2010, and 2009, management evaluated the need for a full valuation allowance of $36.8 million, $36.0 million, and $34.8 million, respectively, against our net U.S. deferred tax assets and concluded that a full valuation allowance against our net U.S. deferred tax assets was warranted due to, among other reasons, (i) the realized cumulative accounting losses sustained in the U.S., (ii) the taxable losses incurred in the U.S. in 2010 and 2009 and (iii) our uncertainty with respect to generating future U.S. taxable income in the near term given our recently completed U.S. projections and a number of inherent uncertainties such as the future level of U.S. tax deductions from our share-based awards.

Liquidity and Capital Resources

We have funded our operations with our cash balances generated primarily from operations and proceeds from our October 2000 initial public offering (“IPO”), our December 2010 convertible debt offering and exercises of share-based awards.

The following table sets forth our cash and short- and long-term investments as of December 31, 2012, 2011 and 2010 (in thousands):

	As of December 31,
	2012	2011	2010

Cash and cash equivalents	$47,508	$42,729	$76,082
Short-term marketable securities	126,851	156,684	151,696
Long-term marketable securities	3,119	185,608	111,440
	$177,478	$385,021	$339,218

Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, decreased to $177.5 million as of December 31, 2012 from $385.0 million as of December 31, 2011, primarily due to the $299.0 million of net cash used for our 2012 Acquisitions (i.e., Anue in the second quarter of 2012 for $148.3 million and BreakingPoint in the third quarter of 2012 for $150.7 million) and capital expenditures of $17.7 million. These amounts were partially offset by the $80.3 million in net cash provided by our operating activities and $26.6 million of cash generated from the exercises of share-based option awards.

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

Of our total cash, cash equivalents and short- and long-term investments, $22.5 million and $26.9 million was held outside of the United States in various foreign subsidiaries as of December 31, 2012 and December 31, 2011, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. However, barring unforeseen circumstances, we consider these funds permanently invested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of December 31, 2012.

The following table sets forth our summary cash flows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010

Cash provided by operating activities	$80,314	$61,331	$50,429
Cash used in investing activities	(104,216)	(111,424)	(213,789)
Cash provided by financing activities	28,681	16,740	224,381

Cash Flows from Operating Activities

Operating cash inflows are principally provided by cash collections on sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, product costs and facility-related payments.  Going forward, our cash flows from operating activities will be impacted by (i) the extent to which we grow our customer sales, (ii) the extent to which we increase our headcount and enhance our infrastructure to generate additional business, develop new products and features, and support our growth, (iii) our working capital management, and (iv) interest paid to service our long-term debt (See Note 3 to Consolidated Financial Statements).

Cash provided by operating activities was $80.3 million for the year ended December 31, 2012 compared to $61.3 million for the year ended December 31, 2011. This increase in cash flow generated from operations was primarily due to a $17.4 million increase related to net working capital changes in 2012 as compared to 2011. The working capital changes were principally due to the timing of payments of accounts payable and accrued liabilities (i.e., higher accrued balances as of December 31, 2012 as compared to December 31, 2011), such as the higher bonus payables as of December 31, 2012 as compared to December 31, 2011, and an increase in deferred revenues in 2012 as compared to 2011 primarily due to an increase in extended warranty and software maintenance contracts in 2012 as compared to 2011.  These increases in working capital were partially offset by the increase in our accounts receivable balances in 2012 when compared to 2011 (due primarily to the higher sales levels in 2012).

Cash provided by operating activities was $61.3 million for the year ended December 31, 2011 compared to $50.4 million for the year ended December 31, 2010. This increase in cash flow generated from operations was primarily due to better overall net operating results in 2011 as compared to 2010 driven by a $32.9 million increase in sales, which contributed to an increase in net income during the same period of $13.9 million.

Cash Flows from Investing Activities

Our cash inflow from investing activities principally relates to proceeds from the sale and maturities of our investments in marketable securities.  Our primary uses of cash from investing activities are for payments to acquire products, technologies and businesses, purchases of marketable security investments and capital expenditures to support our growth.  Going forward, we expect our cash flows from investing activities to fluctuate based on the number of product, technology and/or business acquisitions, if any, we close using cash,  and the timing of our sales, maturities and purchases of marketable securities.

Cash used in investing activities was $104.2 million and $111.4 million for the years ended December 31, 2012 and 2011, respectively. Excluding marketable security purchases and proceeds, net cash used in investing activities was $317.5 million and $31.5 million in 2012 and 2011, respectively. The increase in net cash used in 2012 was primarily due to the 2012 Acquisitions, which resulted in aggregate cash used, net of cash acquired, of $299.0 million.

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

Cash Flows from Financing Activities

Between our IPO in October 2000 and December 2010, our cash inflow from financing activities had been principally related to proceeds from the exercise of stock options and employee stock purchase plan options. On December 7, 2010, we raised $194.0 million in net proceeds from the issuance of convertible senior notes. On December 21, 2012, we entered into a credit agreement under which we established a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders that provides for an aggregate loan amount of up to $150.0 million. No amounts were drawn down under this Credit Facility as of December 31, 2012.  Our cash outflows from financing activities have primarily related to our stock buyback programs.  Going forward, we expect our cash flows from financing activities to fluctuate based on (i) the number of exercises of share-based awards which is partially dependent on the performance of our stock price, (ii) the utilization of our Credit Facility and (iii) any repurchases of our common stock under our existing $25 million stock repurchase program.  If deemed appropriate and approved by our Board of Directors, we may raise capital through additional debt or equity financings, refinance our existing debt or initiate further stock buyback programs.

Cash provided by financing activities was $28.7 million and $16.7 million for the years ended December 31, 2012 and 2011, respectively. This increase in cash flow provided by financing activities was primarily due to a $9.9 million increase in proceeds received from exercises of share-based awards, partially offset by a $947,000 payment of debt issuance costs related to our Credit Facility established in December 2012.

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

We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations, and borrowings available under our Credit Facility established in December 2012, will be sufficient to satisfy our operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets and the timely filing of our periodic reports with the Commission. In addition, our $200 million convertible senior notes have various default provisions, which could accelerate repayment and adversely impact our liquidity.

Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the timely filing of our periodic reports with the Commission, and our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2012 with the Commission currently limits our ability to access the capital markets using short-form registration.

Financial Commitments

Our significant financial commitments at December 31, 2012 are as follows (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Other
Operating leases (1)	$42,701	$10,258	$14,032	$5,413	$12,998	$—
Purchase obligations (2)	21,834	21,834	—	—	—	—
Net liability for uncertain tax positions (3)	7,547	—	—	—	—	7,547
Convertible senior notes (Principal and Interest) (4)	217,867	6,000	211,867	—	—	—
	$289,949	$38,092	$225,899	$5,413	$12,998	$7,547

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $1.1 million due in the future under noncancelable subleases. See Note 10 to Consolidated Financial Statements.

(2)
Purchase obligations in the table above consist of purchase orders issued to certain of our contract manufacturers in the normal course of business to purchase specified quantities of our hardware products. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders.

(3)
This net liability for uncertain tax positions may be payable by us in the future. The ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions; accordingly, we are not able to reasonably estimate the timing of the payments or the amount by which this net liability for uncertain tax positions will increase or decrease over time. See Note 9 to Consolidated Financial Statements.

(4)
In December 2010, we issued $200.0 million in aggregate principal amount of 3.00% convertible senior notes that mature on December 15, 2015, if not converted. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During 2012, we made interest payments of $6.0 million. See Note 3 to Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 1 to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investment Activities

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. Some of the fixed rate securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. We do not enter into investments for trading or speculative purposes. We maintain our portfolio of cash equivalents and investments in a variety of securities, including U.S. government and federal agency securities, corporate debt securities, auction rate securities and money market funds. Our cash equivalents and investments consist of both fixed and variable rate securities. We do not use any derivatives or similar instruments to manage our interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. Our fixed rate securities are currently classified as available-for-sale securities. While we do not intend to sell these fixed rate securities prior to maturity based on a sudden change in market interest rates, should we choose to sell these securities in the future, our consolidated operating results or cash flows may be adversely affected. A smaller portion of our cash equivalents and investment portfolio consists of variable interest rate securities. Accordingly,we also have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall.

Senior Secured Revolving Credit Facility

On December 21, 2012, we entered into a credit agreement establishing a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders that provides for an aggregate loan amount of up to $150.0 million. Borrowings under the Credit Facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent's (i.e., Bank of America) prime rate, (b) the federal funds rate plus 0.50% and (c) the London Interbank Offered Rate ("LIBOR") for a one-month interest period plus 1.00% or (ii) the LIBOR plus applicable margin. The applicable margin ranges are from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for Base Rate loans, and depends on the Company’s total leverage ratio. Interest is payable quarterly. No amounts were drawn down under this Credit Facility as of December 31, 2012.

Convertible Senior Notes

On December 7, 2010, we closed our offering of $200.0 million aggregate principal amount of 3.00% convertible senior notes (the “Notes”). The Notes bear a fixed interest rate of 3.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. During 2012, we made interest payments of $6.0 million. Our Notes are not subject to interest rate risk as the coupon rate is fixed.

Exchange Rate Sensitivity

The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales, research and development, and other operations outside of the United States, we do incur operating expenses in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee, Chinese Yuan, Australian Dollar, Canadian Dollar, Euro and British Pound. If these currencies strengthen against the U.S. dollar, our costs reported in U.S. dollars will increase, which would adversely affect our operating expenses. Approximately 30% of our operating expenses, excluding stock-based compensation expense and amortization of intangible assets, are exposed to foreign currency movements, and historically, we have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future. We do utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen, Euros and British Pounds. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these forward contracts are recorded immediately in earnings.  We do not enter into foreign exchange forward contracts for speculative or trading purposes and we do not expect net gains or losses on these derivative instruments to have a material impact on our results of operations or cash flows.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of December 31, 2012 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of December 31, 2012 and the material weaknesses in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles ("GAAP") our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

As of December 31, 2012, our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 based on criteria in Internal Control —Integrated Framework issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 because of the identified control deficiencies related to the accuracy with which we had historically recognized revenue for our warranty and software maintenance contracts and arrangements.  Specifically, the Company did not design a control to compute and assess the significance of the difference between our revenue recognition practices for our warranty and software maintenance contracts and the revenue that would have been recognized using the appropriate accounting treatment.  We also did not design a control to review changes to our previous implied warranty and software maintenance arrangement with one of our customers to properly determine the impact of revenue recognition when the implied arrangement ceased to exist.  These control deficiencies resulted in audit adjustments related to our product and services revenues and deferred revenues (current and non-current) and the restatement of our consolidated financial statements for the years ended December 31, 2011 and 2010 and our unaudited quarterly financial information (i) for each of the quarters in the year ended December 31, 2011 and (ii) for the first three quarters in the year ended December 31, 2012.  Additionally, these control deficiencies could result in a misstatement of our product and services revenues and deferred revenues (current and non-current) that would result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected.  Accordingly, we have determined that these control deficiencies constitute material weaknesses.

On June 1, 2012 and August 24, 2012, we acquired Anue Systems, Inc. (“Anue”) and BreakingPoint Systems, Inc. (“BreakingPoint”), respectively. We have excluded Anue and BreakingPoint from our assessment of our internal control over financial reporting as of  December 31, 2012 because they were acquired by the Company in a purchase business combination during 2012. Total assets and total revenues of Anue and BreakingPoint combined represented 5.0% and 13.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which is included elsewhere herein.

Remediation Efforts to Address Material Weaknesses

Our management has worked, and continues to work, to strengthen our internal control over financial reporting.  We are committed to ensuring that such controls are operating effectively.  Since identifying the material weaknesses in our internal control over financial reporting, we have corrected the identified errors in the manner in which we recognize revenue related to our warranty and software maintenance contracts and arrangements.

We will also enhance the design and operation of our controls related to the recognition of warranty and software maintenance revenue by improving our controls and documentation related to our accounting policies and practices to identify, document and periodically assess whether all key judgments, conventions and estimates used in computing or recognizing our warranty and software maintenance revenue conform to accounting principles generally accepted in the United States.  We are committed to remediating these material weaknesses that existed at December 31, 2012, and believe that the actions we have taken subsequent to year end and that we intend to take will prevent the recurrence of circumstances such as those that resulted in our determination to restate prior period financial statements.

We will continue to seek to actively identify, develop and implement additional measures that are reasonably likely to materially improve and strengthen our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 19, 2013, which information will appear under the captions entitled “Proposal 1 - Election of Directors – Nominees,” and “Proposal 1 – Election of Directors - Information Regarding our Board of Directors and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2012.

The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to Annual Report on Form 10-K for fiscal year-ended December 31, 2003.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 19, 2013, which information will appear under the captions “Proposal 1 - Election of Directors - Compensation of Directors,” “Executive Compensation and Other Information” (other than under the subcaption “Equity Compensation Plan Information”), “Compensation Discussion and Analysis” and “Compensation Committee Report.”  The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 19, 2013, which information will appear under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Executive Compensation and Other Information - Equity Compensation Plan Information.”  The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 19, 2013, which information will appear under the caption entitled “Certain Relationships and Related Transactions,” and “Proposal 1 – Election of Directors – Information Regarding our Board of Directors and its Committees.”  The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2012.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 19, 2013, which information will appear under the caption “Proposal 5 - Ratification of Appointment of Independent Registered Public Accounting Firm.”  The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2012.

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

(3)      Exhibits

2.1	Agreement and Plan of Merger dated as of May 3, 2012, by and among the Company, Anue Systems, Inc., Emily Acquisition Corp. and Alexander Pepe, as the Representative (1)

2.2	Agreement and Plan of Merger dated as of June 30, 2012, by and among the Company, BreakingPoint Systems, Inc., Camden Acquisition Corp. and Desmond P. Wilson III, as the Representative (2)

3.1	Amended and Restated Articles of Incorporation, as amended(3)

3.2	Bylaws, as amended

4.1
Indenture dated as of December 7, 2010 between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.00% Convertible Senior Notes due 2015 (included as Exhibit A to the Indenture)(4)

10.1
Credit Agreement dated as of December 21, 2012, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the Other Lenders a Party Thereto(5)

10.2*	Amended and Restated 1997 Equity Incentive Plan(6)

10.3*	Amended and Restated Non-Employee Director Stock Option Plan(7)

10.4*	Ixia 2010 Employee Stock Purchase Plan, as amended(8)

10.5*	Officer Severance Plan(9), together with Amendment dated December 21, 2008 (10), Amendment No. 2 dated March 22, 2011(11) and Amendment No. 3 dated December 21, 2012

10.6*	Ixia Officer Severance Plan (as Amended and Restated effective January 1, 2009)(12) , together with Amendment No. 1 dated December 21, 2012

10.7*	Form of Indemnity Agreement between Ixia and its directors and executive officers(13)

10.8	Office Lease Agreement dated September 14, 2007 between MS LPC Malibu Property Holdings, LLC and the Company (14)

10.8.1	First Amendment to Office Lease dated February 11, 2010, between MS LPC Malibu Property Holdings, LLC and the Company(15)

10.8.2	Second Amendment to Office Lease dated November 15, 2010, between MS LPC Malibu Property Holdings, LLC and the Company(16)

10.8.3	Third Amendment to Office Lease dated January 10, 2012 between MS LPC Malibu Property Holdings, LLC and the Company

10.8.4	Fourth Amendment to Office Lease dated June 1, 2012 between MS LPC Malibu Property Holdings, LLC and the Company(17)

10.8.5	Fifth Amendment to Office Lease dated November 1, 2012 between MS LPC Malibu Property Holdings, LLC and the Company

10.9*	Compensation of Named Executive Officers as of December 31, 2012

10.10*	Summary of Compensation for the Company’s Non-Employee Directors effective April 1, 2011(18)

10.11*	Ixia 2011 Executive Officer Bonus Plan(19)

10.12*	Ixia 2012 Executive Officer Bonus Plan (20)

10.13*	Ixia 2012-2013 Executive Officer Integration Bonus Plan(21)

10.14*	Employment Offer Letter Agreement dated as of August 8, 2007 between the Company and Atul Bhatnagar (22)

10.15*	Separation Agreement dated June 13, 2012 between the Company and Atul Bhatnagar(23)

10.16*	Amended and Restated Ixia 2008 Equity Incentive Plan, including Amended and Restated First Amendment dated as of May 4, 2011 and Second Amendment dated as of April 8, 2011 (24)

10.17	Master Services Agreement dated as of January 26, 2009 between the Company and Plexus Services Corp and its affiliates and subsidiaries(25)

14.1	Code of Ethics for Chief Executive and Senior Financial Officers(26)

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

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

(1)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on May 7, 2012.

(2)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on July 2, 2012.

(3)	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 8, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 28, 2012.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(8)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-176237) filed with the Commission on August 11, 2011.

(9)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on January 7, 2009.

(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on March 28, 2011.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on January 7, 2009.

(13)	Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on September 25, 2007.

(15)	Incorporated by reference to Exhibit 10. 7. 1 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on March 5, 2012.

(16)	Incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on March 5, 2012.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on July 10, 2012.

(18)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on March 5, 2012.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on March 28, 2011.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on May 16, 2012.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 12, 2012.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on September 4, 2007.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) filed with the Commission on August 7, 2012.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on May 25, 2011.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10 -Q (File No. 0-1523) for the fiscal quarter ended March 31, 2009.

(26)	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 0-31523) for the fiscal year ended December 31, 2003.

(b)	Exhibits

See the list of Exhibits under Item 15(a)(3) of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules

See the Schedule under Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2013	IXIA

/s/ Victor Alston
Victor Alston
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Victor Alston	President, Chief Executive Officer and Director	April 4, 2013
Victor Alston	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	April 4, 2013
Thomas B. Miller	(Principal Financial and Accounting Officer)

/s/ Errol Ginsberg	Chief Innovation Officer and Chairman of the Board	April 4, 2013
Errol Ginsberg

/s/ Jon F. Rager	Director	April 4, 2013
Jon F. Rager

/s/ Gail Hamilton	Director	April 4, 2013
Gail Hamilton

/s/ Jonathan Fram	Director	April 4, 2013
Jonathan Fram

/s/ Laurent Asscher	Director	April 4, 2013
Laurent Asscher

IXIA

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Ixia:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses  in internal control over financial reporting related to design deficiencies regarding computing and assessing the significance of the difference between their revenue recognition practices for warranty and software maintenance contracts and the revenue that would have been recognized using the appropriate accounting treatment and reviewing changes to a previous implied warranty and software maintenance arrangement with one of their customers to properly determine the impact on revenue recognition when the implied arrangement ceased to exist existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Company has restated its 2011 and 2010 financial statements to correct an error.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue arrangements with multiple element arrangements in 2011.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Anue Systems, Inc. ("Anue") and BreakingPoint Systems, Inc. ("BreakingPoint") from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in purchase combinations during 2012.  We have also excluded the Anue and BreakingPoint from our audit of internal control over financial reporting.  Anue and Breaking Point are wholly-owned subsidiaries whose aggregate total assets represent 5.0% and aggregate total revenues represent 13.3% of the related consolidated financial statements amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
April 4, 2013

IXIA
Consolidated Balance Sheets
(in thousands)

	As of December 31,
	2012	2011
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$47,508	$42,729
Short-term investments in marketable securities	126,851	156,684
Accounts receivable, net	103,523	65,357
Inventories	37,220	27,239
Prepaid expenses and other current assets	42,942	12,700
Total current assets	358,044	304,709

Investments in marketable securities	3,119	185,608
Property and equipment, net	28,763	25,060
Intangible assets, net	157,003	46,028
Goodwill	260,457	66,429
Other assets	11,863	6,633
Total assets	$819,249	$634,467

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,114	$5,005
Accrued expenses and other	52,525	28,196
Deferred revenues	66,096	36,785
Total current liabilities	130,735	69,986

Deferred revenues	8,695	6,233
Other liabilities	32,321	6,012
Convertible senior notes	200,000	200,000
Total liabilities	371,751	282,231

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2012 and 2011; 74,126 and 70,240 shares issued and outstanding as of December 31, 2012 and 2011, respectively	158,933	132,330
Additional paid-in capital	168,980	145,840
Retained earnings	117,296	71,836
Accumulated other comprehensive income	2,289	2,230
Total shareholders’ equity	447,498	352,236

Total liabilities and shareholders’ equity	$819,249	$634,467

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)
Revenues:
Products	$330,315	$249,423	$227,682
Services	83,119	61,947	50,825
Total revenues	413,434	311,370	278,507

Costs and operating expenses: (1)
Cost of revenues - products	71,668	56,801	54,378
Cost of revenues - services	10,493	6,520	6,327
Research and development	98,169	75,101	72,488
Sales and marketing	117,214	87,011	79,986
General and administrative	45,607	33,648	35,142
Amortization of intangible assets	30,018	15,980	17,545
Acquisition and other related	11,861	1,100	2,991
Restructuring	4,077	—	3,587
Total costs and operating expenses	389,107	276,161	272,444

Income from operations	24,327	35,209	6,063
Interest income and other, net	2,255	2,059	10,970
Interest expense	(7,215)	(7,200)	(480)
Income before income taxes	19,367	30,068	16,553
Income tax (benefit) expense	(26,093)	3,355	3,723
Net income	$45,460	$26,713	$12,830

Earnings per share:
Basic	$0.63	$0.39	$0.20
Diluted	$0.59	$0.37	$0.19

Weighted average number of common and common equivalent shares outstanding:
Basic	72,183	69,231	65,157
Diluted	84,505	71,664	67,769

(1) Stock-based compensation included in:
Cost of revenues - products	$423	$402	$524
Cost of revenues - services	162	153	198
Research and development	6,242	4,286	5,195
Sales and marketing	5,352	3,296	3,592
General and administrative	7,462	4,454	3,406

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Comprehensive Income
 (in thousands)

	Year Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)

Net income	$45,460	$26,713	$12,830

Other comprehensive income (loss)
Change in unrealized gains and losses on investments, net of tax	586	(456)	314
Cumulative translation adjustment	(527)	232	491

Total other comprehensive income (loss), net of tax	59	(224)	805

Comprehensive income	$45,519	$26,489	$13,635

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance as of December 31, 2009, as Previously Reported	63,062	$87,283	$118,754	$28,979	$1,649	$236,665
Restatement adjustment				3,314		3,314
Balance as of December 31, 2009, as Restated	63,062	87,283	118,754	32,293	1,649	239,979

Net income				12,830		12,830
Change in unrealized gains and losses on investments, net of tax					314	314
Cumulative translation adjustment					491	491
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	4,551	28,307				28,307
Stock-based compensation			12,915			12,915
Stock award tax benefit			1,580			1,580

Balance as of December 31, 2010 as Restated	67,613	115,590	133,249	45,123	2,454	296,416

Net income				26,713		26,713
Change in unrealized gains and losses on investments, net of tax					(456)	(456)
Cumulative translation adjustment					232	232
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	2,627	16,740				16,740
Stock-based compensation			12,591			12,591

Balance as of December 31, 2011 as Restated	70,240	132,330	145,840	71,836	2,230	352,236

Net income				45,460		45,460
Change in unrealized gains and losses on investments, net of tax					586	586
Cumulative translation adjustment					(527)	(527)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	3,886	26,603				26,603
Stock-based compensation			19,641			19,641
Stock award tax benefit			3,499			3,499

Balance as of December 31, 2012	74,126	$158,933	$168,980	$117,296	$2,289	$447,498

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)

Cash flows from operating activities:
Net income	$45,460	$26,713	$12,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,034	13,354	11,295
Amortization of intangible assets	30,018	15,980	17,545
Stock-based compensation	19,641	12,591	12,915
Deferred income taxes	(42,363)	(918)	5
Tax benefit from stock award transactions	3,499	—	1,580
Excess tax benefits from stock-based compensation	(3,025)	—	(2,074)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(21,771)	4,141	(12,073)
Inventories	(2,445)	2,046	(14,424)
Prepaid expenses and other current assets	(2,016)	34	(1,640)
Other assets	54	786	541
Accounts payable	5,521	(5,085)	3,388
Accrued expenses and other	11,135	(8,834)	13,016
Deferred revenues	18,389	866	7,832
Other liabilities	2,183	(343)	(307)
Net cash provided by operating activities	80,314	61,331	50,429

Cash flows from investing activities:
Purchases of property and equipment	(17,726)	(15,268)	(14,857)
Purchases of available-for-sale securities	(168,623)	(389,398)	(267,919)
Proceeds from available-for-sale securities	381,904	309,495	69,216
Purchases of other intangible assets	(843)	(430)	(441)
(Payments) proceeds in connection with acquisitions, net of cash acquired	(298,928)	(15,823)	212
Net cash used in investing activities	(104,216)	(111,424)	(213,789)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	—	200,000
Debt issuance costs	(947)	—	(6,000)
Proceeds from exercise of stock options and employee stock purchase plan options	26,603	16,740	28,307
Excess tax benefits from stock-based compensation	3,025	—	2,074
Net cash provided by financing activities	28,681	16,740	224,381
Net increase (decrease) in cash and cash equivalents	4,779	(33,353)	61,021
Cash and cash equivalents at beginning of period	42,729	76,082	15,061
Cash and cash equivalents at end of period	$47,508	$42,729	$76,082

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,000	$6,133	$—
Income taxes	$7,596	$4,887	$2,076

The accompanying notes are an integral part of these consolidated financial statements

IXIA
Notes to Consolidated Financial Statements

1.   Description of Business, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Description of Business

Ixia was incorporated on May 27, 1997 as a California corporation.  We are a leading provider of converged Internet Protocol (IP) network validation and network visibility solutions. Equipment manufacturers, service providers, enterprises, and government agencies use our solutions to design, verify, and monitor a broad range of Ethernet, Wi-Fi, and 3G/LTE equipment and networks.  Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services.

Basis of Presentation

The accompanyingconsolidated financial statements for the years ended December 31, 2012, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Principles of Consolidation

All subsidiaries are consolidated as they are 100% owned by us. All significant intercompany transactions and accounts are eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation. Income taxes payable is now presented within Accrued expenses and other on our consolidated balance sheets and consolidated statements of cash flows.

Restatement

The Company has restated herein its audited consolidated financial statements as of December 31, 2011 and for the two years ended December 31, 2011, as well as its unaudited interim consolidated financial statements as of and for the quarters and year to date periods ended March 31, 2012, June 30, 2012 and September 30, 2012, and related 2011 comparative prior quarter and year to date periods. See Note 15 for additional information.

Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.  Cash and cash equivalents are carried at cost, which approximates fair value.  We generally place funds that are in excess of current needs in high credit quality instruments such as money market funds.  There are no restrictions on the use of cash and cash equivalents.

Fair Value of Financial Instruments

Our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair values because of the short-term maturity of these instruments and the relative stability of interest rates. See Note 3 for information related to the fair value of our convertible senior notes.

We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen, Euros and British Pounds.  These contracts are used to reduce the risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures.  Changes in the fair value of these forward contracts are recorded immediately in earnings.  We do not enter into foreign exchange forward contracts for speculative or trading purposes.  As of December 31, 2012 and 2011, we held foreign currency forward contracts with a notional value of $6.5 million and $5.8 million, respectively. To date, net gains and losses on the above transactions have not been significant.

Investments in Marketable Securities

We determine the appropriate classification of investments in marketable securities at the time of purchase and reevaluate such determination at each balance sheet date. During the fourth quarter of 2012, we determined that all of our investments in marketable securities, excluding our Auction Rate Securities (“ARS”), are available for current operations regardless of stated maturity dates. We believe that this provides us with the flexibility required to quickly respond to critical business needs.  Accretion and amortization of purchase discounts and premiums are included in interest income and other, net.  Available-for-sale securities are stated at fair value.  The net unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income or loss, net of tax. The specific identification method is used to compute realized gains and losses on our marketable securities. In 2012, 2011 and 2010, we had gross realized gains of $1.3 million, $437,000 and $1.1 million (principally attributable to the sale in the fourth quarter of 2010 of certain of our auction rate securities that were previously written-off resulting in proceeds of approximately $1.0 million), respectively. In 2012, 2011 and 2010, gross realized losses were not significant.

As of December 31, 2012 and 2011, our available-for-sale securities consisted of U.S. government and government agency debt securities, corporate debt securities and auction rate securities, and had a weighted remaining contractual maturity of 1.36 and 1.44 years, respectively.

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

Goodwill and Purchased Finite-Lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets.  Although goodwill is not amortized, we review our goodwill for impairment annually, or more frequently, if events or changes in circumstances warrant a review. We completed our annual impairment test of our single reporting unit in the fourth quarter of 2012 and determined that there was no impairment.

Acquired intangible assets with finite lives, including purchased technology and customer relationships, are amortized over their estimated useful lives and reflected in the Amortization of Intangible Assets line item on our consolidated statements of operations. Our acquired intangible assets are reviewed for impairment whenever an impairment indicator exists. We continually monitor events or changes in circumstances that could indicate that the carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. No such impairment charges were recorded during the years ended December 31, 2012, 2011 and 2010.

Litigation

We are currently not involved in any significant pending legal proceedings.  We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim.  As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates.  See Note 10 for additional information.

Product Warranty

We generally provide an initial standard warranty (generally for 90-day or 12-month periods) on our hardware products after product shipment and accrue for estimated future warranty costs based on actual historical experience and other relevant data, as appropriate, at the time product revenue is recognized.  All product warranty expenses are reflected within cost of revenue in the accompanying consolidated statements of operations.  Accrued product warranty costs are included as a component of accrued expenses and other in the accompanying consolidated balance sheets.

Activity in the product warranty liability account for the years presented is as follows (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010

Balance at beginning of year	$703	$697	$501
Current year provision	629	709	841
Expenditures	(667)	(703)	(645)
Balance at end of year	$665	$703	$697

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

Sales of our network test hardware products primarily consist of traffic generation and analysis hardware platforms containing multi-slot chassis and interface cards.  Our primary network test hardware platform is enabled by our operating system software that is essential to the functionality of the hardware platform. Sales of our network visibility hardware products typically include an integrated, purpose-built hardware appliance with essential, proprietary software.  Our software products consist of a comprehensive suite of technology-specific applications for certain of our network test hardware platforms.  Our software products are typically installed on and work with these hardware products to further enhance the core functionality of the overall network test system, although some of our software products can be operated independently from our network test platforms.

Our service revenues primarily consist of technical support, warranty and software maintenance services related to our network test and visibility hardware and software products.  Many of our products include up to one year of these services with the initial product purchase and our customers may separately purchase to extend these services for annual or multi-year periods. Our technical support, warranty and software maintenance services include assistance with the set-up, configuration and operation of our products, repair or replacement of defective products, bug fixes, and unspecified when and if available software upgrades.  For certain network test products, our technical support and software maintenance service revenues also include our Application and Threat Intelligence (ATI) service, which provides a comprehensive suite of application protocols, software updates and technical support.  The ATI service provides full access to the latest security attacks and application updates for use in real-world test and assessment scenarios.  Our customers may purchase the ATI service for annual or multi-year periods.  Service revenues also include training and other professional services.

As our systems typically include hardware and software products, and the related services, we recognize our revenue in accordance with authoritative guidance on both hardware and software revenue recognition.  Furthermore, in accordance with the amended revenue recognition guidance, our hardware platform and certain other products that include both tangible products and software elements that function together to deliver the tangible product’s essential functionality have been scoped out of software revenue recognition guidance, and therefore these products are accounted for as hardware products for revenue recognition purposes.

For our hardware and software products, and related services, we recognize revenue based on the following four criteria: whether (i) evidence of an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., risks and rewards of ownership have passed to the customer); (iii) the sales price is fixed or determinable; and (iv) collection is deemed probable.  Provided that the above criteria are met, revenue from hardware and software product sales is typically recognized upon shipment and service revenues are recognized as the services are provided or completed.  Our service revenues from our initial and separately purchased technical support, warranty and software maintenance arrangements are recognized on a straight-line basis over the applicable contractual or estimated periods, as applicable.

Our systems are generally fully functional at the time of shipment and do not require us to perform any significant production, modification, customization or installation after shipment.  If our arrangements include acceptance provisions based on customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period.  In addition, our arrangements generally do not include any provisions for cancellation, termination or refunds.

Multiple Element Arrangements and Allocation of Value

Our arrangements with our customers to provide our systems typically include a combination of our hardware and software products, as well as the related technical support, warranty and software maintenance services of these products, and therefore are commonly referred to as multiple element arrangements.    When sales arrangements involve hardware and software elements, we use a two-step process to allocate value to each element in the arrangement:

(1)
The total arrangement fee is allocated to the non-software deliverables (e.g., chassis, interface cards,  and software maintenance related to our operating system software that is essential to the functionality of our hardware platform) and the software deliverables as a group (e.g., application software and software maintenance) based on a relative selling price (“RSP”) method applied to all elements in the arrangement using the fair value hierarchy in the amended revenue recognition guidance as discussed below, and

(2)
The value assigned to the software group for the software deliverables is then allocated to each software element based on the relative fair values of those elements in accordance with software revenue recognition guidance. The fair value of an element must be based on vendor specific objective evidence (“VSOE”) of the selling price, which typically only exists for technical support, warranty and software maintenance services as discussed below.

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

We determine VSOE based on sales prices charged to customers when the same element is sold separately or based upon stated future renewal pricing included in the original arrangement, provided it is substantive.  Many of our products are sold as part of a multiple element arrangement and not sold separately, such as our software products, which always include an initial period (generally 90-day or 12-month periods) of free technical support, warranty and software maintenance services. Accordingly, we have not established VSOE for nearly all of our products. On a regular basis, we separately sell extended technical support, warranty and software maintenance services upon the expiration of the initial contractual periods included in an initial sales arrangement and have been able to establish VSOE for our technical support, warranty and software maintenance services.

We generally are not able to determine TPE for our products or services because our products are not interchangeable with those of our competitors. Furthermore, we are unable to reliably determine competitive selling prices when the applicable competitive products are sold separately. As such, we use BESP for all of our products and services when allocating the total consideration of multiple element arrangements to each of the deliverables under step one of the allocation process described above except for our technical support, warranty and software maintenance services where we use VSOE. We determine BESP for a product or service by considering multiple factors including, analyzing historical sales price data for standalone and bundled arrangements, published price lists, geographies and customer types.  Our estimate of BESP used in our allocation of arrangement consideration requires significant judgment and we review these estimated selling prices on a quarterly basis.

The allocation of value to each deliverable in a multiple element arrangement is completed at the inception of an arrangement, which is typically the receipt of a customer purchase order.  The allocated value of each non-software deliverable is then recognized as revenue when each element is delivered, provided all of the other revenue recognition criteria discussed above have been met.  For software deliverables, the total software group allocation (or total arrangement consideration for customer orders that include only software products and related services) is assigned to each deliverable based on VSOE in accordance with software revenue recognition guidance as described under step two of the allocation process above.  As we do not sell our software products without technical support, warranty and software maintenance services, we are unable to establish VSOE for our software products, and therefore use the residual method under the software revenue recognition guidance to allocate the software group (or arrangement) value to each software deliverable. Under the residual method, the software group (or arrangement) value is allocated first to the undelivered elements, typically technical support, warranty and software maintenance services based on VSOE, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met.  If VSOE cannot be established for an undelivered element within the software group (or arrangement), we defer the entire value allocated to the software group (or arrangement) until the earlier of (i) delivery of all elements (other than technical support, warranty and software maintenance services, provided VSOE has been established) or (ii) establishment of VSOE of the undelivered element(s).  If the only undelivered element(s) relates to a service for which VSOE has not been established, the entire allocated value of the software group (or arrangement) is recognized as revenue over the longer of the service or contractual period of the technical support, warranty and software maintenance services.

Prior to the adoption of the amended revenue recognition guidance on January 1, 2011, our multiple element arrangements did not go through the two-step allocation process described above. The total arrangement consideration was assigned to each deliverable, including hardware products, based on VSOE in accordance with software revenue recognition guidance as described above. As a result, the substantial majority of our revenue was recognized under the residual method as VSOE was only established for our technical support, warranty and software maintenance services.  This resulted in the deferral of revenue at the balance sheet date for partial shipments of multiple element arrangements.  Under the amended revenue recognition guidance, we are able to allocate value to our hardware products, despite not having VSOE, and as a result are now typically able to recognize revenue for our hardware products when delivered, assuming all other revenue recognition criteria noted above have been met.

Sales to Distributors

We use distributors and resellers to complement our direct sales and marketing efforts in certain markets and/or for certain products. Due to the broad range of features and options available with our hardware and software products, distributors and resellers generally do not stock our products and typically place orders with us after receiving an order from an end customer. These distributors and resellers receive business terms of sale similar to those received by our other customers; and payment to Ixia is not contingent on sell-through to and receipt of payment from the end customer.  As such, for sales to distributors and resellers, we recognize revenue when the risks and rewards of ownership have transferred to the distributor or reseller provided that the other revenue recognition criteria noted above have been met.

Cost of Revenues

Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas and in Penang, Malaysia.  Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers.  Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period.  Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $20.3 million, $10.8 million and $12.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included within our Amortization of Intangible Assets line item on our consolidated statements of operations.

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

Software Developed for Internal Use

We capitalize costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software. We expense costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance phases. To date, internal costs incurred to purchase or develop software for internal use have not been significant.

Advertising

Advertising costs are expensed as incurred.  Advertising costs were $2.0 million, $1.1 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of stock options and employee stock purchase rights. We use the grant date closing share sales price of a share of our common stock to estimate the fair value for accounting purposes of restricted stock units. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate.  The expected life and expected volatility are estimated based on historical data. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our share-based awards.  Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates.  We evaluate the assumptions used to value share-based awards on a periodic basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense.  We recognize stock-based compensation expense based on the graded, or accelerated multiple-option, approach over the vesting period.

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

Foreign Currency Translation and Transactions

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. Dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments included as a separate component in accumulated other comprehensive income (loss).  Income and expense accounts are translated at average exchange rates during the year.  Where the U.S. Dollar is the functional currency, certain balance sheet and income statement accounts are remeasured at historical exchange rates and translation adjustments from the remeasurement of the local currency amounts to U.S. Dollars are included in interest income and other, net.  During the years ended December 31, 2012, 2011 and 2010, we had net foreign currency losses of $519,000, $672,000 and $1.0 million, respectively, attributable to our foreign operations.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources.  Accumulated other comprehensive income (loss) includes unrealized gains and losses on investments and foreign currency translation adjustments.

Segments

Operating segments are defined as components of an enterprise engaged in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) of the enterprise to make decisions about resources to be allocated to the segment and to assess its performance. Our CODM is our Chief Executive Officer who reviews our consolidated budgets and results for the purposes of allocating resources and evaluating financial performance.  Accordingly, we have determined that we operated within one separately reportable business segment as of, and for the years ended, December 31, 2012, 2011 and 2010. Future changes to our organizational structure or our business, or changes in the way our CODM manages our business, may result in changes to our reportable segments.

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

In June 2011, the FASB issued disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminated the then current option to report other comprehensive income and its components in the statement of changes in equity.  Under this guidance, we are required to present either a single continuous statement of comprehensive income or a consolidated statement of operations immediately followed by a statement of comprehensive income. Although this guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under the previous guidance. We adopted this guidance in the first quarter of 2012 on a retrospective basis. There was no impact to our consolidated financial results as the adoption of this guidance related only to changes in financial statement presentation. In February 2013, FASB issued finalized disclosure guidance related to the amounts reclassified from accumulated other comprehensive income.  Under this guidance, we’re required to show reclassifications from accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location with the effect of significant amounts reclassified by component and the financial statement line items affected by the reclassification. The effective date is for fiscal years beginning after December 15, 2012. We will adopt this new guidance on January 1, 2013.  We do not expect the adoption of this new guidance to have a material impact on our consolidated financial position, results of operations and cash flows.

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

2.   Acquisitions

We acquired VeriWave, Inc. (“VeriWave”) on July 18, 2011, Anue Systems, Inc. (“Anue”) on June 1, 2012, and BreakingPoint Systems, Inc. (“BreakingPoint”) on August 24, 2012 and have included the results of these acquisitions in our consolidated results of operations since the acquisition dates.

VeriWave, Inc.

The aggregate purchase price totaled $15.8 million, and was funded from our existing cash and cash equivalents.

For the year ended December 31, 2012, acquisition and other related costs related to the VeriWave transaction were not significant. For the year ended December 31, 2011, acquisition and other related costs, including integration activities were $972,000. These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and other related expenses line item on our consolidated statements of operations.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$235
Accounts receivable	1,660
Inventories	320
Prepaid and other assets	268
Identifiable intangible assets	8,800
Goodwill	7,045
Total assets acquired	18,328
Accounts payable and accrued expenses	(2,020)
Deferred revenues	(500)
Net assets acquired	$15,808

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

Anue Systems, Inc.

On June 1, 2012, we completed our acquisition of all of the outstanding shares of common stock of Anue Systems, Inc. (“Anue”).  Anue provides solutions to monitor and test complex networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage.  With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base.  In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced development team.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of Anue’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

The aggregate cash consideration paid totaled $152.4 million and is subject to certain post-closing adjustments including an adjustment based on the final amount of Anue’s closing net working capital.  The acquisition was funded from our existing cash and investments.

Acquisition and other related costs, including integration activities, approximated $4.9 million for the year ended December 31, 2012.  These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and Other Related line item on our condensed consolidated statements of operations.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$3,659
Accounts receivable	11,843
Inventories	4,380
Prepaid and other assets	2,980
Fixed assets, net	1,600
Identifiable intangible assets	74,700
Goodwill	91,376
Total assets acquired	190,538
Accounts payable, accrued expenses and other liabilities	(8,115)
Deferred revenues	(6,997)
Deferred tax liability, net	(22,986)
Net assets acquired	$152,440

During the fourth quarter of 2012, we increased our purchase price for Anue from $151.9 million to $152.4 million due to the updated computations of Anue’s net working capital and net taxes payable as of the closing date.  We also updated the allocation of our purchase price to adjust certain deferred tax balances.

The preliminary purchase price allocation is pending the completion of certain items, such as the final net working capital adjustment and the final tax attributes that will be finalized upon the filing of certain pre-acquisition tax returns.

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

The aggregate cash consideration paid totaled $163.7 million, and was funded from our existing cash and investments.

Acquisition and other related costs, including integration activities, approximated $6.9 million for the year ended December 31, 2012.  These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and Other Related line item on our condensed consolidated statements of operations.

In connection with the acquisition, we may be obligated to pay up to $3.8 million to certain pre-acquisition employees of BreakingPoint over a weighted average period of less than two years provided they remain employees of Ixia. For the year ended December 31, 2012, $2.1 million has been recorded within the Acquisition and Other Related line item on our condensed consolidated statements of operations. As of December 31, 2012, $708,000 payments have been made.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$13,417
Accounts receivable	4,552
Inventories	3,156
Prepaid and other assets	796
Fixed assets, net	936
Identifiable intangible assets	65,600
Goodwill	102,652
Total assets acquired	191,109
Accounts payable, accrued expenses and other liabilities	(6,889)
Deferred revenues	(6,387)
Deferred tax liability, net	(14,146)
Net assets acquired	$163,687

During the fourth quarter of 2012, we reduced our purchase price for BreakingPoint from $164.1 million to $163.7 million as a result of the final computation of BreakingPoint’s closing net working capital.  We also updated the allocation of our purchase price to adjust the values of certain intangible assets, to decrease the accrual for vacation and to modify certain deferred tax balances.

The preliminary purchase price allocation is pending the completion of certain items, such as the final tax attributes that will be determined upon the filing of certain pre-acquisition tax returns.

The identifiable intangible assets of $65.6 million consist of $22.7 million of acquired technology, $20.6 million of customer relationships, $16.6 million of service agreements, $2.9 million for the trade name, $2.2 million related to non-compete agreements and $600,000 of other identifiable intangible assets. The fair values of the identifiable intangible assets have been estimated using the income approach. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from two weeks to six years.  The goodwill recorded in connection with this transaction is not deductible for U.S. income tax purposes.

Pro Forma and Post Acquisition Results (Unaudited)

The following table summarizes the unaudited pro forma total revenues and net income of the combined entities, including Ixia, had the acquisitions of Anue and BreakingPoint occurred on January 1, 2012 and 2011, respectively (in thousands):

	Year Ended December 31,
	2012	2011

Total revenues	$465,897	$382,192
Net income	13,193	46,441

The pro forma combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among others items, reductions in revenues related to the estimated fair value adjustment to deferred revenues, certain acquisition related costs, amortization of identifiable intangible assets, and the related income tax effects for these adjustments (including to record the $22.7 million and $12.1 million partial releases of our valuation allowance in the first quarter of 2011 rather than in the second and third quarters of 2012, respectively, for the above pro forma presentation). Post-acquisition results for Anue and BreakingPoint’s operations have been included in our consolidated financial statements, which include combined revenues of $54.9 million and a combined loss before income taxes of approximately $7.9 million for the year ended December 31, 2012, respectively. The pro forma combined results, as well as those of Anue and BreakingPoint included in the Company’s results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

3. Long Term Debt

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

The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, which began on June 15, 2011.  We may in certain instances be required to pay additional interest if the Notes are not freely tradable by the holders thereof (other than our affiliates) beginning six months after the date of issuance and in connection with events of default relating to our failure to comply with our reporting obligations to the trustee and the SEC.  During 2012, we made interest payments of $6.0 million.

Debt issuance costs were approximately $6.0 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the five year term of the Notes using the straight-line method. During 2012 and 2011, we recorded amortization of $1.2 million and $1.2 million, respectively, to interest expense pertaining to deferred issuance costs.

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

As of December 31, 2012 and 2011, the estimated fair value of our $200.0 million principal convertible senior notes approximated $230.1 million and $195.5 million, respectively.  The estimated fair value of the Notes was determined based on the market price of the Notes as of December 31, 2012 and 2011, which are based on Level 2 inputs.

Senior Secured Revolving Credit Facility

On December 21, 2012, we entered into a credit agreement (the “Credit Facility Agreement”) establishing a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders that provides for an aggregate loan amount of up to $150.0 million. The Credit Facility is expected to mature on December 21, 2016, but may mature on September 14, 2015 if we do not have available liquidity of $25.0 million in excess of the amount required to repay our Convertible Senior Notes (the “Notes”) of $200.0 million in full beginning on June 15, 2015. If we satisfy this requirement between June 15, 2015 and September 14, 2015, but fail to do so after September 15, 2015 and prior to December 15, 2015, the maturity date is the date on which the requirement is no longer satisfied.

The Credit Facility, which includes a sublimit of up to $25.0 million for the issuance of standby letters of credit and a swingline facility of up to $15.0 million, is available to be used to, among other things, fund our working capital needs, capital expenditures and for other general corporate purposes (including acquisitions), stock repurchases and any partial refinancing of our Notes. Subsequent to the closing date, we may from time to time request an increase to the Credit Facility by an amount of up to $50.0 million, which increase would be subject to the consent of the lender or lenders (if any) assuming the increased obligations.

Borrowings under the Credit Facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent's (i.e., Bank of America) prime rate, (b) the federal funds rate plus 0.50% and (c) the London Interbank Offered Rate ("LIBOR") for a one-month interest period plus 1.00% or (ii) the LIBOR plus applicable margin. The applicable margin ranges are from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for Base Rate loans, and depends on the Company’s total leverage ratio (as defined in the Credit Facility Agreement). Interest is payable quarterly. No amounts were drawn down under this Credit Facility as of December 31, 2012.

Our obligations under the Credit Facility are guaranteed by Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., all of which are wholly owned domestic subsidiaries of Ixia, and by any future domestic and/or foreign subsidiaries of Ixia or such guarantors, provided that no foreign subsidiary will be required to become a guarantor to the extent the guaranty would result in a material adverse tax consequence to the Company.  The Credit Facility is secured by a first priority security interest in substantially all existing and after acquired tangible and intangible personal property of Ixia and of the guarantors and by the pledge by Ixia and by the guarantors of all outstanding equity securities of their respective domestic subsidiaries and 65% of the outstanding equity securities of directly owned foreign subsidiaries.

Debt issuance costs were approximately $947,000 which were capitalized to deferred issuance costs and are being amortized to interest expense over the expected four year term of the Credit Facility using the straight-line method, which is not materially different from the effective interest method. Amortization recorded to interest expense pertaining to deferred issuance costs was not significant in 2012.

The Credit Agreement requires the Company to comply with certain covenants, including maintaining (i) an interest coverage ratio (as defined in the Credit Facility Agreement) of greater than 3.50 to 1.00, measured quarterly on a trailing twelve months basis and (ii) a maximum leverage ratio (as defined in the Credit Facility Agreement) of not greater than 3.50 to 1.00 through June 30, 2014 and 3.00 to 1.00 thereafter, measured quarterly on a trailing twelve months basis. As of December 31, 2012, we were in compliance with all such required covenants.

We are required to pay a commitment fee on the unused portion of the Credit Facility of up to a maximum of 0.30% depending on the Company’s total leverage ratio. The Credit Facility Agreement also provides for customary events of default (subject to grace and cure periods in certain cases) including, without limitation,  (a) failure to pay (with no grace period for the nonpayment of principal); (b) defaults under other agreements contained in the Credit Facility agreement; (c) bankruptcy or the commencement of insolvency proceedings, including the appointment of a receiver; (d) changes of control; and (e) failure to perform or observe covenants contained in the Credit Facility agreement documents. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company will automatically cause the acceleration of payment of the unpaid principal and accrued interest of all outstanding loans.

4.   Restructuring Costs

During the first quarter of 2010, our management approved, committed to and initiated a plan to restructure our operations in light of our acquisition of Agilent Technologies, Inc.’s (“Agilent”) N2X Data Network Testing Product Line business (“N2X Restructuring”) on October 30, 2009. The N2X Restructuring included a net reduction in force of approximately 80 positions, which represented approximately 7% of our worldwide work force, including contractors, at the beginning of the first quarter of 2010. The restructuring was completed during the first quarter of 2010.

During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our recent acquisition of BreakingPoint (“BreakingPoint Restructuring”).  The BreakingPoint Restructuring included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). For the year ended December 31, 2012, we recognized restructuring costs of approximately $4.1 million, and of this amount, $2.7 million primarily related to one-time employee termination benefits consisting of severance and other related costs and $1.4 million related to facility costs associated with the closure of our office in Melbourne, Australia and other costs, which were recorded to the Restructuring line item within our consolidated statement of operations. As of December 31, 2012, $1.0 million of such costs were accrued to the Accrued expenses and other line item within our consolidated balance sheets.The BreakingPoint restructuring was substantially completed during the fourth quarter of 2012.

Activity related to our BreakingPoint Restructuring plan is as follows (in thousands):

Accrual at December 31, 2011	$—
Charges	4,077
Payments	(2,275)
Non-cash items	(776)
Accrual at December 31, 2012	$1,026

5.   Concentrations

Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. We maintain our cash and cash equivalents with financial institutions that management deems reputable, and at times, cash balances may be in excess of FDIC insurance limits.  We extend differing levels of credit to customers, typically do not require collateral, and maintain reserves for potential credit losses based upon the expected collectability of accounts receivable.

Significant Customers

For the years ended December 31, 2012, 2011 and 2010, only one customer comprised more than 10% of total revenues as follows (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)
Amount of total revenues	$55,662	$43,428	$38,089
As a percentage of total revenues	13.5%	14.0%	13.7%

As of December 31, 2012 and 2011, customers A and B had receivable balances as follows (in thousands, except percentages):

	Year Ended December 31,
	2012	2011
Customer A
Amount of total receivables	$8,998	$8,029
As a percentage of total receivables	8.7%	12.3%

Customer B
Amount of total receivables	$8,907	$6,508
As a percentage of total receivables	8.6%	10.0%

International Data

For the years ended December 31, 2012, 2011 and 2010, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)
Amount of total revenues	$171,351	$153,889	$136,663
As a percentage of total revenues	41.4%	49.4%	49.1%

For the years ended December 31, 2012, 2011 and 2010, total revenues from product shipments to Japan were as follows (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)
Amount of total revenues	$43,622	$29,371	$24,601
As a percentage of total revenues	10.6%	9.4%	8.8%

As of December 31, 2012 and 2011, our property and equipment, net were geographically located as follows (in thousands):

	As of December 31,
	2012	2011
United States	$12,728	$10,834
India	6,706	4,294
Romania	4,376	3,562
Other	4,953	6,370
	$28,763	$25,060

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

6.       Selected Balance Sheet Data

Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2012	December 31, 2011

Trade accounts receivable	$104,959	$67,104
Allowance for doubtful accounts	(1,436)	(1,747)
	$103,523	$65,357

Activity in the allowance for doubtful accounts during the years presented is as follows (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010

Balance at beginning of year	$1,747	$1,073	$654
Charged to cost and expenses	131	1,141	519
Reversal of cost and expenses	—	—	—
Deductions	(442)	(467)	(100)
Balance at end of year	$1,436	$1,747	$1,073

Investments in Marketable Securities

Investments in marketable securities as of December 31, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. government and agency debt securities	$77,823	$48	$(1)	$77,870
Corporate debt securities	47,933	1,068	(20)	48,981
	125,756	1,116	(21)	126,851
Available-for-sale – long-term:
Auction rate securities	820	2,301	(2)	3,119
	820	2,301	(2)	3,119

Total	$126,576	$3,417	$(23)	$129,970

Investments in marketable securities as of December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. government and agency debt securities	$84,198	$89	$(2)	$84,285
Corporate debt securities	72,373	60	(34)	72,399
	156,571	149	(36)	156,684
Available-for-sale – long-term:
U.S. government and agency debt securities	75,182	59	(44)	75,197
Corporate debt securities	107,124	1,069	(556)	107,637
Auction rate securities	988	1,792	(6)	2,774
	183,294	2,920	(606)	185,608

Total	$339,865	$3,069	$(642)	$342,292

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

As of December 31, 2012, we held illiquid auction rate securities with an estimated fair value of $3.1 million ($4.4 million at par value or original cost). Based on the general lack of liquidity for our auction rate securities portfolio as of December 31, 2012, we continue to classify these investments as long-term on our consolidated balance sheet.

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2012	December 31, 2011

Raw materials	$4,530	$3,764
Work in process	14,144	6,871
Finished goods	18,546	16,604
	$37,220	$27,239

Property and Equipment, Net

Property and equipment, net consisted of the following (dollars in thousands):

	Useful Life			December 31, 2012	December 31, 2011
	(in years)

Computer equipment		3		$11,931	$11,994
Computer software	3	-	5	13,676	12,384
Demonstration equipment		2		25,422	23,631
Development equipment		5		21,189	22,331
Furniture and other equipment		5		15,062	18,247
Leasehold improvements	1	-	11	11,842	10,297
				99,122	98,884
Accumulated depreciation				(70,359)	(73,824)
				$28,763	$25,060

Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	December 31, 2012	December 31, 2011

Bonuses	$12,211	$6,297
Compensation and related expenses	10,007	5,214
Vacation	7,552	6,267
Commissions	6,126	2,149
Other Taxes	3,493	1,474
Income Taxes	3,999	895
Professional fees	2,245	1,209
Other	6,892	4,691
	$52,525	$28,196

7.Fair Value Measurements

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

Financial assets carried at fair value as of December 31, 2012 and 2011 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2012				December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$185	$185	$—	$—	$701	$701	$—	$—
Short-term investments:
U.S. government and agency debt securities	77,870	—	77,870	—	84,285	—	84,285	—
Corporate debt securities	48,981	—	48,981	—	72,399	—	72,399	—
Long-term investments:
U.S. government and agency debt securities	—	—	—	—	75,197	—	75,197	—
Corporate debt securities	—	—	—	—	107,637	—	107,637	—
Auction rate securities	3,119	—	—	3,119	2,774	—	—	2,774
Total financial assets	$130,155	$185	$126,851	$3,119	$342,993	$701	$339,518	$2,774

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

As of December 31, 2012, we held $3.1 million of auction rate securities which we classify as Level 3 because they are valued using valuation models with unobservable marketable inputs. Given the disruption in the auction process, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, certain unobservable inputs and other items, including: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on, among other events: (i) a further deterioration in market conditions for these securities; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuer of the securities. Significant increases or decreases in any of these unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

There were no transfers of assets between levels within the fair value hierarchy for the years ended December 31, 2012 and 2011.

The following table summarizes the activity for the years ended December 31, 2012 and 2011 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Year Ended December 31,
	2012	2011

Beginning balance	$2,774	$5,251
Unrealized gain (loss) recorded in other comprehensive income	513	(491)
Realized gain recorded in earnings	32	157
Settlements	(200)	(2,143)
Ending balance	$3,119	$2,774

There were no unrealized losses recorded in earnings for Level 3 assets still held at December 31, 2012 and 2011.

8.  Goodwill and Other Intangible Assets

The following table presents the 2012 activity for our goodwill (in thousands):

Balance at January 1, 2012:	$66,429
Additions:
Anue Acquisition	91,376
BreakingPoint Acquisition	102,652
Balance at December 31, 2012	$260,457

The following table presents the 2011 activity for our goodwill (in thousands):

Balance at January 1, 2011:	$59,384
Additions:
VeriWave Acquisition	7,045
Balance at December 31, 2011	$66,429

The following table presents our purchased intangible assets (in thousands) as of December 31, 2012:

	Weighted Average Useful Life	Gross	Accumulated Amortization	Net
	(in years)

Other intangible assets:
Technology	5.4	$141,215	$(66,704)	$74,511
Customer relationships	6.0	70,376	(18,289)	52,087
Service agreements	5.7	22,700	(5,272)	17,428
Non-compete	4.2	5,700	(1,520)	4,180
Trademark	5.3	8,976	(2,333)	6,643
Other	3.8	3,416	(1,262)	2,154
		$252,383	$(95,380)	$157,003

The following table presents our purchased intangible assets (in thousands) as of December 31, 2011:

	Weighted Average Useful Life	Gross	Accumulated Amortization	Net
	(in years)

Other intangible assets:
Technology	5.4	$75,792	$(53,049)	$22,743
Customer relationships	6.0	28,410	(11,009)	17,401
Service agreements	4.7	6,770	(3,835)	2,935
Non-compete	3.8	2,338	(1,659)	679
Trademark	5.0	2,076	(1,471)	605
Other	2.5	5,584	(3,919)	1,665
		$120,970	$(74,942)	$46,028

The estimated future amortization expense of purchased intangible assets as of December 31, 2012 is as follows (in thousands):

2013	$40,175
2014	34,224
2015	29,641
2016	26,265
2017	18,945
Thereafter	7,753
$157,003

9.  Income Taxes

The components of income before income taxes were (in thousands):

	Year Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)

U.S.	$20,418	$4,179	$3,652
Foreign	(1,051)	25,889	12,901
	$19,367	$30,068	$16,553

During 2012, the Company’s pre-tax income shifted from foreign jurisdictions to the U.S. as a result of additional royalties generated in the U.S. related to the license of certain intellectual property rights of Anue and BreakingPoint.

Income tax (benefit) expense consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)

Current:
Federal	$9,145	$(676)	$697
State	2,387	(172)	409
Foreign	4,735	4,024	2,613

Deferred:
Federal	(27,910)	142	211
State	(10,932)	30	38
Foreign	(3,518)	7	(245)

Income tax (benefit) expense	$(26,093)	$3,355	$3,723

The net effective income tax rate differed from the federal statutory income tax rate as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)

Federal statutory expense	$6,779	$10,526	$5,796
State taxes, net of federal benefit	(8,828)	(58)	291
Research and development credits	—	(1,659)	(1,356)
Domestic production deduction	(826)	—	—
Stock-based compensation	1,738	1,082	936
Foreign tax rate differential	(4,386)	(5,029)	(2,147)
Acquisition related costs	991	113	—
Valuation allowance	(22,578)	(749)	(70)
Other	1,017	(871)	273
Income tax (benefit) expense	$(26,093)	$3,355	$3,723

Net effective income tax rate	(134.7)%	11.2%	22.5%

During 2012, the Company’s lower effective tax rate of (134.7%) when compared to the federal statutory income tax rate was mainly the result of the Company releasing valuation allowances against its U.S. deferred tax assets as further discussed below. The Company’s lower effective tax rate during 2011 and 2010 when compared to the federal statutory income tax rate was mainly the result of the benefit for research and development credits and benefits received as a result of the Company’s operations in lower tax foreign jurisdictions.

The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31, 2012	December 31, 2011
		(Restated)
Deferred tax assets:
Allowance for doubtful accounts	$326	$203
Research and development credit carryforward	14,241	15,198
Foreign tax credit carryforward	1,418	1,418
Deferred revenue	2,879	664
Stock-based compensation	7,350	7,060
Inventory adjustments	5,139	3,755
Net operating loss carryforward	10,543	6,281
Unrealized loss on investments	3,631	4,054
Accrued liabilities and other	4,472	2,875
Depreciation & amortization	3,468	—
	53,467	41,508
Valuation allowance	(1,977)	(36,772)
	51,490	4,736

Deferred tax liabilities:
Depreciation and amortization	(45,635)	(4,109)
Net deferred tax assets	$5,855	$627

As of December 31, 2012 and 2011, current deferred tax assets totaled $24.2 million and $0, respectively and were included within the Prepaid Expenses & Other Current Assets line item in our consolidated balance sheets. As of December 31, 2012 and 2011, long-term deferred tax assets totaled $5.6 million and $1.1 million, respectively, and were included as part of the Other Assets line item in our consolidated balance sheets.

As of December 31, 2012 and 2011, long-term deferred tax liabilities totaled $23.9 million and $471,000, respectively, and were included within the Other Liabilities line item in our consolidated balance sheets.

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

During 2012, management reevaluated its need for a full valuation allowance previously set against its U.S. deferred tax assets and concluded it is more likely than not that all of its U.S. deferred tax assets, with the exception of its deferred tax assets for capital loss carryforwards, will be realized. Management’s conclusion to release the valuation allowance was due to, among other reasons, (i) the three-year cumulative pre-tax accounting income realized in the U.S., (ii) the significant utilization of its net operating loss carryfowards and R&D credits during 2011 and 2012, and (iii) the significant net deferred tax liabilities recorded in connection with the 2012 acquisitions of Anue and BreakingPoint.

For the years ended December 31, 2012, 2011 and 2010, we recorded changes in our valuation allowance of ($34.8) million, $800,000, and $1.2 million, respectively.

As of December 31, 2012, we have gross federal and state research and development credit carryforwards of approximately $10.4 million and $18.2 million, respectively. The federal carryovers begin to expire 2021, while the state carryovers have an indefinite carryover period.

As of December 31, 2012, we have gross federal foreign tax credit carryforwards of approximately $1.4 million which begin to expire 2013.

At December 31, 2012, we have gross federal and state net operating loss (“NOLs”) carryforwards of approximately $35.1 million and $4.9 million, respectively.  The federal NOLs expire beginning 2022, and the state NOLs begin to expire in 2016.  Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382.  We estimate that our annual limitation under Section 382 of the Internal Revenue Code is approximately $15.8 million.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $80.4 million and $82.7 million at December 31, 2012 and 2011, respectively.  Deferred income taxes on these earnings have not been provided because these amounts are expected to be reinvested indefinitely outside the U.S.

At December 31, 2012, we had gross unrecognized tax benefits of approximately $14.5 million. Of this total, approximately $7.5 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized.  We classify liabilities for unrecognized tax benefits for which we do not anticipate payment or receipt of cash within one year in noncurrent other liabilities.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  During the years ended December 31, 2012, 2011, and 2010, we recognized approximately $63,000, $118,000, and $43,000, net of federal benefit, of interest within our statements of operations.  We had accrued interest, net of federal benefit, of $1.5 million as of December 31, 2012 and December 31, 2011.  We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  With few minor exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in material jurisdictions for the tax years ended prior to 2007. The U.S. Internal Revenue Service is currently examining our 2010 and 2009 federal income tax returns.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Unrecognized Tax Benefits – beginning balance	$13,232	$12,303	$10,629
Acquired unrecognized tax benefits	300	—	—
Gross increases – Tax positions taken in prior period	—	—	243
Gross decreases – Tax positions taken in prior period	—	(140)	(70)
Gross increases – Tax positions taken in current period	1,834	2,256	1,868
Lapse of statute of limitations	(912)	(1,187)	(367)
Unrecognized Tax Benefits – ending balance	$14,454	$13,232	$12,303

At December 31, 2012, we expect approximately $1.2 million in reductions to our recorded liability for unrecognized tax benefits to occur over the next 12 months.

10.Commitments and Contingencies

Effective June 1, 2012, we entered into a fourth amendment to our office lease agreement (the “Amended Lease”) related to our corporate headquarters located in Calabasas, California. The Amended Lease extends the original lease, as amended, by ten years, with no extension options.  The original lease, as amended, was set to expire on May 31, 2013.

We lease our facilities under noncancelable operating leases for varying periods through May 2023, excluding options to renew.  The following are the future minimum commitments under these leases (in thousands):

Year Ending December 31,*

2013	$10,258
2014	7,573
2015	6,459
2016	3,110
2017	2,303
Thereafter	12,998
$42,701

*Minimum payments have not been reduced by minimum sublease rentals of $1.1 million due in the future under noncancelable subleases.

Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $8.9 million, $7.7 million and $8.4 million, respectively.

Litigation

Tucana Telecom NV vs. Catapult.  On May 22, 2007, the Antwerp Court of Appeals heard an appeal by Tucana Telecom NV (“Tucana”), a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult.  Ixia acquired Catapult Communications Corporation (“Catapult”) on June 23, 2009.  Tucana had sought damages of 10.4 million Euros for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with Catapult. On June 19, 2007, the Antwerp Court of Appeals confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, Catapult was notified by its Belgian counsel that Tucana had appealed the judgment of the Antwerp Court of Appeals to the Belgian Supreme Court.  In a decision dated January 14, 2010, the Belgium Supreme Court set aside the decision of the Antwerp Court of Appeals and remanded the matter for trial to the Ghent Court of Appeals.  On March 11, 2011, Tucana served Catapult with a writ scheduling an introductory hearing before the Ghent Court of Appeals for June 22, 2011, and a hearing on the merits of the case was ultimately scheduled to be held on March 26, 2014. This matter, along with the related California litigation, was settled as described below on June 15, 2012.

Catapult vs. Tucana Telecom NV.  In June 2010, Catapult filed a complaint against Tucana in the Superior Court of the State of California, County of Los Angeles, seeking declaratory and injunctive relief and damages for breach of the distribution agreement.  Catapult filed its First Amended Complaint on September 8, 2010 to address a statute of limitations issue raised by Tucana’s initial response. Catapult sought a declaration that the distribution agreement was a valid and enforceable agreement, and that the distribution agreement’s mandatory forum selection and choice of law provisions were enforceable and required that the litigation of any dispute involving the agreement be brought in a court located in the County of Los Angeles. Catapult also sought an order permanently enjoining Tucana from prosecuting any claims arising out of Tucana’s distribution relationship with Catapult in any judicial forum outside the County of Los Angeles. Catapult also seeks compensatory damages of not less than $200,000 for damages suffered by Catapult arising out of Tucana’s breach of the distribution agreement. Tucana filed a demurrer to the First Amended Complaint on October 12, 2010 seeking dismissal of the action based on the statute of limitations and the doctrine of laches. Catapult filed its opposition to the demurrer on November 23, 2010. The hearing on the demurrer was held on March 24, 2011. The Superior Court overruled the demurrer in its entirety, and on April 4, 2011, Tucana filed an answer to the complaint generally denying Catapult’s allegations and alleging certain affirmative defenses. The parties thereafter engaged in discovery and attended a private mediation on May 18, 2011 in Los Angeles which did not resolve the case. On June 17, 2011, Tucana filed a motion for summary judgment seeking dismissal of the entire action on the grounds of judicial estoppel based on statements made in the Belgian proceeding by Catapult’s previous Belgian counsel, a motion which Catapult vigorously opposed.  The Court conducted a hearing on that motion on December 19, 2011 and issued an order granting Tucana’s motion. Based on that order, on January 12, 2012, the Court entered judgment in favor of Tucana and has entered an order awarding Tucana its attorneys’ fees and costs in the total amount of approximately $116,000. On February 23, 2012, Catapult timely filed its Notice of Appeal from the Judgment based on the Court’s errors in granting summary judgment.

The Belgian and California litigation matters involving Tucana, a former distributor of Catapult, our wholly owned subsidiary (“Catapult”), and Catapult were amicably resolved pursuant to a confidential Settlement Agreement and Mutual General Release dated June 15, 2012 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, Catapult dismissed its appeal in the California litigation on September 18, 2012, and Tucana submitted its Full Acknowledgment of Satisfaction of Judgment on September 27, 2012, bringing the California litigation to a conclusion.  In addition, on October 3, 2012, the Ghent Court of Appeals entered a judgment enacting the joint withdrawal of claim submitted by Catapult and Tucana, thereby terminating the Belgian litigation.

On June 15, 2012, Catapult issued a demand for indemnification to Tekelec pursuant to the Asset Purchase Agreement between Tekelec and Catapult dated July 15, 2002 (the “APA”) under which Catapult had succeeded to Tekelec’s relationship with Tucana.  Catapult demanded indemnification for the full amount of Catapult’s costs, including attorneys’ fees and expenses, incurred in defending against and resolving Tucana’s claims.

Because Catapult’s demand for indemnification was not resolved within the 30-day period provided for by the APA, on July 16, 2012, Catapult demanded arbitration of its indemnification claim against Tekelec. The arbitration hearing took place before three arbitrators on January 14 and 15, 2013.  The arbitrators issued their final award on January 31, 2013 granting Catapult its full indemnity claim against Tekelec in the amount of approximately $1.2 million.

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

11.Shareholders’ Equity

Stock Award Plans

Amended and Restated 1997 Equity and Incentive Plan

Our Amended and Restated 1997 Equity and Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our eligible employees and consultants.  The share-based awards may include incentive stock options (“ISO”), nonstatutory stock options, restricted stock units (“RSU”) or restricted stock awards.  Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant.  The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% for ISOs granted to an employee who owns more than 10% of the voting shares of the outstanding stock).  Options generally vest over a four-year period.  In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to 90 days after termination other than for cause or as a result of death or disability, or up to 180 days after termination as a result of disability or death.  The 1997 Plan terminated in May 2008 and as such, no shares are available for future grant. As of December 31, 2012, 397,000 awards remained outstanding under the 1997 Plan.

Amended and Restated 2008 Equity Incentive Plan, as amended

Our Amended and Restated 2008 Equity Incentive Plan, as amended (the “2008 Plan” or the “Plan”), provides for the issuance of share-based awards to our eligible employees, directors and consultants. The share-based awards may include ISOs, nonstatutory stock options, stock appreciation rights, RSU or restricted stock awards.  Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 7 years from the date of grant.  The exercise price for options granted under the 2008 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% for ISOs granted to an employee who owns more than 10% of the voting shares of the outstanding stock).  Options generally vest over a four-year period.  In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 90 days after termination other than (i) for termination for cause for which the vested options are forfeited on the termination date or (ii) as a result of death or disability for which vested options may be exercised for up to 180 days after termination.  The 2008 Plan will terminate in May 2018, unless terminated sooner by the Board of Directors.

In May 2010, the 2008 Plan was amended to add our non-employee directors to the categories of persons to whom equity incentive awards may be granted under the 2008 Plan. Our Amended and Restated Non-Employee Director Equity Incentive Plan (the “Director Plan”) had previously provided for the issuance of share-based awards to our non-employee directors. The Director Plan terminated in September 2010. Upon the termination of the Director Plan, share-based awards are now granted to our non-employee directors under the 2008 Plan.

During the second quarter of 2011, our shareholders approved the Second Amendment to the 2008 Plan, which resulted in the following:

•
Increase in Share Reserve. Increase of the total number of shares of our Common Stock available for future grants by 7.7 million shares to a total of 19.2 million shares of our Common Stock reserved as of December 31, 2012, of which 4.2 million shares (net of the fungible share reserve impact discussed below) were available for future grant as of December 31, 2012.

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

•
Acquisitions and Combinations. In connection with acquisitions and combinations by us, we can grant under the Plan awards in substitution or exchange for awards or rights to future awards previously granted by the acquired or combined company without reducing the shares available under the Plan.  Any shares subject to but not issued under any such substitute awards would not become available for other awards granted under the Plan.  Also, in the event that a company acquired by us or with which we combine, has a pre-existing plan approved by its shareholders that was not adopted in contemplation of the acquisition or combination, available shares under that plan may be used for Plan awards without reducing the shares available under the Plan. Any such awards may only be made to persons who were not eligible to receive awards under the Plan prior to the acquisition or combination and may not be made after the date that awards could have been made under the terms of the pre-existing plan.

The following table summarizes stock option activity for the year ended December 31, 2012 (in thousands, except per share and contractual life data):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2011	6,425	$9.85	4.22	$12,699
Granted	2,916	$14.71
Exercised	(2,454)	$8.16
Forfeited/canceled	(554)	$14.14
Outstanding as of December 31, 2012	6,333	$12.37	5.04	$30,281
Vested and expected to vest as of December 31, 2012	5,952	$12.22	4.96	$29,322
Exercisable as of December 31, 2012	2,341	$9.33	3.66	$18,082

The weighted average grant-date fair value of options granted for the years ended December 31, 2012, 2011 and 2010 was $5.89, $6.40 and $3.19 per share, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $14.6 million, $11.3 million and $14.2 million, respectively. As of December 31, 2012, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.48 years.

The following table summarizes RSU activity for the year ended December 31, 2012 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2011	1,663	$9.03
Awarded	906	$15.39
Vested	(765)	$8.37
Forfeited/canceled	(112)	$9.75
Outstanding as of December 31, 2012	1,692	$12.69

The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as of December 31, 2012 was 1.45 years.

Employee Stock Purchase Plan

The employee stock purchase plan (the “2000 Purchase Plan”) was adopted and approved in September 2000. The 2000 Purchase Plan became effective upon the closing of our initial public offering in October 2000 and was amended in May 2003 and in April 2006. The 2000 Purchase Plan permits eligible employees to purchase Common Stock, subject to limitations as set forth in the 2000 Purchase Plan, through payroll deductions which may not exceed the lesser of 15% of an employee’s compensation or $21,250 per annum. The 2000 Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods.  Offering periods begin on the first trading day on or after May 1 and November 1 of each year. During each 24-month offering period under the 2000 Purchase Plan, participants accumulate payroll deductions which on the last trading day of each six-month purchase period within the offering period are applied toward the purchase of shares of our Common Stock at a purchase price equal to 85% of the lower of (i) the fair market value of a share of our Common Stock as of the first trading day of the 24-month offering period and (ii) the fair market value of a share of Common Stock on the last trading day of the six-month purchase period.  The 2000 Purchase Plan expired in September 2010. The last offering period under the 2000 Purchase Plan commenced on May 1, 2010 and ended on April 30, 2012.  We had reserved a total of 4.5 million shares of Common Stock for issuance under the 2000 Purchase Plan, no shares are available for future issuance as of December 31, 2012. For the years ended December 31, 2012 and 2011, 105,000 and 375,000 shares, respectively, were issued under the 2000 Purchase Plan.

During the second quarter of 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”). The 2010 Purchase Plan replaced the 2000 Purchase Plan. The 2010 Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November 1 of each year. The first 24-month offering period under the 2010 Purchase Plan began on November 1, 2010 and ended on October 31, 2012.  The 2010 Purchase Plan will terminate in March 2020, unless it is earlier terminated by the Board of Directors. We have reserved a total of 1,300,000 shares of Common Stock (includes 800,000 shares added to the initial share reserve pursuant to the automatic annual increase provisions of the 2010 Purchase Plan) for issuance under the 2010 Purchase Plan, of which 582,000 shares are available for future issuance for the existing and future offering periods. The 2010 Purchase Plan provides the potential for an automatic annual increase of up to 500,000 in the number of shares reserved for issuance under the 2010 purchase plan on May 1 of each year during the ten-year term of the plan.  For the years ended December 31, 2012 and 2011, 562,000 and 156,000 shares, respectively, were issued under the 2010 Purchase Plan.

Stock-Based Compensation Expense

We calculated the estimated fair value for accounting purposes of each share-based award on the respective dates of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected lives (in years)	4.1	3.3	3.6
Risk-free interest rates	0.6%	1.3%	1.6%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	51.8%	50.5%	46.1%

The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2013 through 2016 related to unvested share-based awards as of December 31, 2012 was approximately $33.6 million.

Stock Repurchase Program

On October 22, 2012, our Board of Directors authorized the repurchase of up to $25 million of our common stock from time to time during the 12 months thereafter on the open market or in privately negotiated transactions. The timing of repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, regulatory requirements, and market conditions. We may terminate this repurchase program at any time. As of December 31, 2012, no shares of our common stock had been repurchased under this program.

Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive income, net of income taxes (in thousands):

	December 31,
	2012	2011

Unrealized gains on marketable securities	$2,084	$1,875
Unrealized (losses) on marketable securities	(14)	(391)
Foreign currency translation gains	219	746
Total accumulated other comprehensive income	$2,289	$2,230

Other Comprehensive Income

The tax impact of unrealized gains and losses were $373,000, $291,000 and $200,000 for theyears ended December 31, 2012, 2011 and 2010, respectively.

12. Retirement Plan

We provide a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds.  As determined annually by the Board of Directors, we may contribute matching funds of 50% of the employee contributions up to $2,500.  These matching contributions vest based on the employee’s years of service with us. For the years ended December 31, 2012, 2011 and 2010, we expensed and made contributions to the Plan in the amount of approximately $870,000, $845,000 and $820,000, respectively.

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
		(Restated)	(Restated)
Basic Presentation
Numerator for basic earnings per share:
Net income	$45,460	$26,713	$12,830
Denominator for basic earnings per share:
Weighted average common shares outstanding	72,183	69,231	65,157

Basic earnings per share	$0.63	$0.39	$0.20

Diluted Presentation
Numerator for diluted earnings per share:
Net income	$45,460	$26,713	$12,830
Interest expense on convertible senior notes, net of tax	4,399	—	—
Net income used for diluted earnings per share	$49,859	$26,713	$12,830

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	72,183	69,231	65,157
Effect of dilutive securities:
Stock options and other share-based awards	2,031	2,433	2,612
Convertible senior notes	10,291	—	—
Dilutive potential common shares	84,505	71,664	67,769

Diluted earnings per share	$0.59	$0.37	$0.19

The diluted earnings per share computation for the year ended December 31, 2012, exclude the weighted average number of shares underlying our employee stock options and other share-based awards of 2.3 million shares, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock.

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

14. Quarterly Financial Summary (Unaudited)

The unaudited quarterly financial data presented below, with the exception of the quarter ended December 31, 2012, have been restated to correct the manner in which we recognized revenue related to our warranty and software maintenance contracts, including a previous implied warranty and software maintenance arrangement with one of our customers. See Note 15 for additional information and reconciliations from the amounts as originally reported to the applicable restated amounts.

	Three Months Ended
	Dec. 31 2012	Sep. 30 2012	Jun. 30 2012	Mar. 31 2012	Dec. 31 2011	Sep. 30 2011	Jun. 30 2011	Mar. 31 2011
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$125,469	$110,605	$90,702	$86,658	$84,474	$78,063	$70,926	$77,907
Total cost of revenues(1)	32,064	30,241	20,585	19,593	20,357	18,633	17,159	18,013
Gross profit	93,405	80,364	70,117	67,065	64,117	59,430	53,767	59,894
Income before income taxes	4,821	2,669	5,265	6,612	11,622	8,183	2,642	7,621
Net income (2) (3)	3,653	10,944	25,696	5,167	10,971	7,068	2,037	6,637
Earnings per share:
Basic	$0.05	$0.15	$0.36	$0.07	$0.16	$0.10	$0.03	$0.10
Diluted	$0.05	$0.14	$0.32	$0.07	$0.15	$0.10	$0.03	$0.09

(1)
For the quarters ended December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, and March 31, 2011, total cost of revenues include charges related to amortization of intangible assets of $7.0 million, $7.0 million, $3.6 million, $2.7 million, $2.9 million, $2.9 million, $2.5 million, and $2.5 million, respectively.

(2)
For the quarters ended September 30, 2012 and June 30, 2012, we recorded partial release of our valuation allowance of $12.1 million and $22.7 million in the third and second quarters of 2012, respectively.

(3)
In 2012, our management approved, committed to and initiated a plan to restructure our operations in light of our acquisition of BreakingPoint. For the quarters ended December 31, 2012 and September 30, 2012, we recorded restructuring expenses of $2.0 million and $2.1 million, respectively.

15. Restatement

Restatement of prior period financial statements

We have restated our consolidated financial statements for the years ended December 31, 2011 and 2010 and our unaudited quarterly financial information (i) for each of the quarters in the year ended December 31, 2011 and (ii) for the first three quarters in the year ended December 31, 2012 to correct the manner in which we recognize revenue related to our warranty and software maintenance contracts, including a previous implied warranty and software maintenance arrangement with one of our customers.  Specifically, we have made the following two corrections to our revenue recognition practices to properly report revenue in prior periods:

•
Accounting Practice Error - We recognize revenue related to our warranty and software maintenance contracts on the effective date of each such contract rather than in the first calendar month following the effective date of the contract as though the warranty and maintenance period commenced on the first day of such month. We also now recognize revenue related to back maintenance fees when evidence of an arrangement exists rather than commencing in the first calendar month following the effective date of the contract as though the warranty and maintenance period commenced on the first day of such month.

•
Implied Arrangement Error - We cease to defer revenue for any implied warranty and software maintenance arrangement upon the receipt from the applicable customer of the first substantive contract for extended warranty and software maintenance services, and we will recognize the applicable previously deferred revenue related to the implied arrangement, provided all other revenue recognition criteria have been met.  The Company’s historical practice was to continue to defer revenue for implied warranty and software maintenance arrangements (despite the receipt of an initial substantive extended warranty and software maintenance contract) until we could establish a pattern that we were able to enforce our warranty and software maintenance contracts as evidenced by, among other items, (i) the consistent receipt of extended renewal orders from the specific customer for warranty and software maintenance services and (ii) senior management’s assertion that warranty and software maintenance services would not be provided to the customer if existing contracts were canceled or were not renewed.

These changes in our revenue recognition practices generally result in a shift of revenue between accounting periods, and do not have any impact on the total revenue recognized over the life of a warranty and software maintenance contract or arrangement, although the timing of the recognition of such revenue commences earlier and ends earlier than would be the case under the Company’s previously used accounting treatment.

The prior period financial statements included in this filing have been restated to reflect the corrections of these errors, which impact revenues from products, revenues from services and deferred revenues (current and non-current). All other adjustments relate to the applicable income tax effects of these errors.  The following schedules reconcile the amounts as originally reported in the applicable financial statement to the corresponding restated amounts.  The consolidated statement of shareholders’ equity was revised to reflect the cumulative effect of these adjustments in periods prior to 2010 resulting in an increase to retained earnings and total shareholders’ equity of $3.3 million, which is reflected in the beginning balance as of January 1, 2010.

Restated consolidated balance sheet amounts

	As of December 31, 2011
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Deferred revenues – current
Accounting practice error	$—	$(2,247)	$—
Implied arrangement error	—	(1,931)	—
	40,963	(4,178)	36,785

Total current liabilities	74,164	(4,178)	69,986

Deferred revenues – non-current
Accounting practice error	—	(1,713)	—
Implied arrangement error	—	(2,146)	—
	10,092	(3,859)	6,233

Other liabilities	5,849	163	6,012
Total liabilities	290,105	(7,874)	282,231
Retained earnings	63,962	7,874	71,836
Total shareholders’ equity	344,362	7,874	352,236

Total liabilities and shareholders’ equity	$634,467	$—	$634,467

Restated consolidated statement of operations amounts

	For the Year Ended December 31, 2011
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$(247)	$—
	249,670	(247)	249,423

Services
Accounting practice error	—	1,488	—
Implied arrangement error	—	1,773	—
	58,686	3,261	61,947

Total revenues	308,356	3,014	311,370
Income from operations	32,195	3,014	35,209
Income before income taxes	27,054	3,014	30,068
Income tax expense	3,279	76	3,355
Net income	23,775	2,938	26,713
Earnings per share:
Basic	$0.34	$0.05	$0.39
Diluted	$0.33	$0.04	$0.37

	For the Year Ended December 31, 2010
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$(198)	$—
	227,880	(198)	227,682

Services
Accounting practice error	—	1,285	—
Implied arrangement error	—	605	—
	48,935	1,890	50,825

Total revenues	276,815	1,692	278,507
Income from operations	4,371	1,692	6,063
Income before income taxes	14,861	1,692	16,553
Income tax expense	3,653	70	3,723
Net income	11,208	1,622	12,830
Earnings per share:
Basic	$0.17	$0.03	$0.20
Diluted	$0.17	$0.02	$0.19

Restated consolidated statements of comprehensive income amounts

	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)
Year ended December 31, 2011
Net income	$23,775	2,938	$26,713

Comprehensive income	23,551	2,938	26,489

Year ended December 31, 2010
Net income	$11,208	1,622	$12,830

Comprehensive income	12,013	1,622	13,635

Restated consolidated statement of cash flows amounts

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows.

	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)
Year ended December 31, 2011
Net income	$23,775	$2,938	$26,713
Deferred income taxes	(994)	76	(918)
Deferred revenues	3,880	(3,014)	866
Net cash provided by operating activities	$61,331	$—	$61,331

Year ended December 31, 2010
Net income	$11,208	$1,622	$12,830
Deferred income taxes	(65)	70	5
Deferred revenues	9,524	(1,692)	7,832
Net cash provided by operating activities	$50,429	$—	$50,429

Restated quarterly financial statements (Unaudited)

The prior period unaudited quarterly financial statements included below have been restated to correct the manner in which we recognize revenue related to our warranty and software maintenance contracts and arrangements as more fully described above.

Condensed consolidated balance sheets (unaudited, in thousands)

	September 30, 2012	June 30, 2012	March 31, 2012
	(Restated)	(Restated)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$51,188	$45,396	$49,414
Short-term investments in marketable securities	20,161	96,458	169,751
Accounts receivable, net	102,776	71,521	63,357
Inventories	36,209	33,153	26,796
Prepaid expenses and other current assets	23,699	18,819	13,330
Total current assets	234,033	265,347	322,648

Investments in marketable securities	82,928	144,924	202,381
Property and equipment, net	28,793	27,313	25,817
Intangible assets, net	167,126	111,829	42,189
Goodwill	259,236	156,885	66,429
Other assets	5,081	5,800	6,750
Total assets	$777,197	$712,098	$666,214

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,590	$9,320	$9,948
Accrued expenses and other	51,945	35,812	32,815
Deferred revenues	59,565	48,524	41,941
Total current liabilities	126,100	93,656	84,704

Deferred revenues	8,759	6,589	5,958
Other liabilities	12,588	9,195	6,657
Convertible senior notes	200,000	200,000	200,000
Total liabilities	347,447	309,440	297,319

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at September 30, 2012, June 30, 2012 and March 31, 2012; 73,313, 71,889 and 71,179 shares issued and outstanding as September 30, 2012, June 30, 2012 and March 31, 2012; respectively	153,018	142,914	138,277
Additional paid-in capital	160,062	154,521	150,598
Retained earnings	113,643	102,699	77,003
Accumulated other comprehensive income	3,027	2,524	3,017
Total shareholders’ equity	429,750	402,658	368,895

Total liabilities and shareholders’ equity	$777,197	$712,098	$666,214

Condensed consolidated statements of operations (unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:
Products	$89,116	$62,356	$232,011	$181,152
Services	21,489	15,707	55,954	45,744
Total revenues	110,605	78,063	287,965	226,896

Costs and operating expenses:(1)
Cost of revenues – products	20,509	14,164	49,511	41,199
Cost of revenues – services	2,735	1,573	7,595	4,682
Research and development	25,763	18,932	69,160	55,996
Sales and marketing	30,633	20,397	79,796	64,525
General and administrative	11,058	9,420	33,664	25,892
Amortization of intangible assets	9,960	4,239	19,363	11,718
Acquisition and other related	4,308	377	8,472	851
Restructuring	2,098	—	2,098	—
Total costs and operating expenses	107,064	69,102	269,659	204,863

Income from operations	3,541	8,961	18,306	22,033
Interest income and other, net	928	1,022	1,640	1,813
Interest expense	(1,800)	(1,800)	(5,400)	(5,400)
Income before income taxes	2,669	8,183	14,546	18,446
Income tax (benefit) expense	(8,275)	1,115	(27,261)	2,704
Net income	$10,944	$7,068	$41,807	$15,742

Earnings per share:
Basic	$0.15	$0.10	$0.58	$0.23
Diluted	$0.14	$0.10	$0.54	$0.22

Weighted average number of common and common equivalent shares outstanding:
Basic	72,805	69,613	71,659	68,968
Diluted	85,070	70,892	84,061	71,595

(1) Stock-based compensation included in:
Cost of revenues - products	$85	$81	$256	$329
Cost of revenues - services	33	31	99	125
Research and development	1,332	918	3,556	3,374
Sales and marketing	1,043	679	2,977	2,546
General and administrative	1,671	1,172	5,146	3,614

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:
Products	$73,288	$55,397	$142,895	$118,796
Services	17,414	15,529	34,465	30,037
Total revenues	90,702	70,926	177,360	148,833

Costs and operating expenses:(1)
Cost of revenues – products	14,220	13,014	29,002	27,035
Cost of revenues – services	2,730	1,631	4,860	3,109
Research and development	22,546	18,545	43,397	37,064
Sales and marketing	24,556	21,210	49,163	44,128
General and administrative	11,090	8,074	22,606	16,472
Amortization of intangible assets	5,358	3,789	9,403	7,479
Acquisition and other related	3,739	474	4,164	474
Restructuring	—	—	—	—
Total costs and operating expenses	84,239	66,737	162,595	135,761

Income from operations	6,463	4,189	14,765	13,072
Interest income and other, net	602	253	712	791
Interest expense	(1,800)	(1,800)	(3,600)	(3,600)
Income before income taxes	5,265	2,642	11,877	10,263
Income tax (benefit) expense	(20,431)	605	(18,986)	1,589
Net income	$25,696	$2,037	$30,863	$8,674

Earnings per share:
Basic	$0.36	$0.03	$0.43	$0.13
Diluted	$0.32	$0.03	$0.40	$0.12

Weighted average number of common and common equivalent shares outstanding:
Basic	71,579	69,156	71,079	68,643
Diluted	83,803	71,885	83,508	71,628

(1) Stock-based compensation included in:
Cost of revenues - products	$75	$112	$171	$248
Cost of revenues - services	29	43	66	94
Research and development	945	1,082	2,224	2,456
Sales and marketing	911	826	1,934	1,867
General and administrative	1,809	1,183	3,475	2,442

	Three months ended March 31,
	2012	2011
	(Restated)	(Restated)
Revenues:
Products	$69,607	$63,399
Services	17,051	14,508
Total revenues	86,658	77,907

Costs and operating expenses:(1)
Cost of revenues - products	14,782	14,021
Cost of revenues - services	2,130	1,478
Research and development	20,851	18,519
Sales and marketing	24,607	22,918
General and administrative	11,516	8,398
Amortization of intangible assets	4,045	3,690
Acquisition and other related	425	—
Restructuring	—	—
Total costs and operating expenses	78,356	69,024

Income from operations	8,302	8,883
Interest income and other, net	110	538
Interest expense	(1,800)	(1,800)
Income before income taxes	6,612	7,621
Income tax expense	1,445	984
Net income	$5,167	$6,637

Earnings per share:
Basic	$0.07	$0.10
Diluted	$0.07	$0.09

Weighted average number of common and common equivalent shares outstanding:
Basic	70,580	68,121
Diluted	72,954	71,433

(1) Stock-based compensation included in:
Cost of revenues - products	$96	$136
Cost of revenues - services	37	51
Research and development	1,279	1,374
Sales and marketing	1,023	1,041
General and administrative	1,666	1,259

Condensed consolidated statements of comprehensive income (unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)

Net income	$10,944	$7,068	$41,807	$15,742

Other comprehensive income
Change in unrealized gains and losses on investments, net of tax	407	(855)	866	(601)
Cumulative translation adjustment	96	200	(69)	226

Total other comprehensive income (loss), net of tax	503	(655)	797	(375)

Comprehensive income	$11,447	$6,413	$42,604	$15,367

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)

Net income	$25,696	$2,037	$30,863	$8,674

Other comprehensive income
Change in unrealized gains and losses on investments, net of tax	(625)	56	459	254
Cumulative translation adjustment	132	120	(165)	26

Total other comprehensive (loss) income, net of tax	(493)	176	294	280

Comprehensive income	$25,203	$2,213	$31,157	$8,954

	Three months ended March 31,
	2012	2011
	(Restated)	(Restated)

Net income	$5,167	6,637

Other comprehensive income, net of tax:
Change in unrealized gains and losses on investments	1,084	198
Cumulative translation adjustment	(297)	(94)

Total other comprehensive income, net of tax	787	104

Comprehensive income	$5,954	$6,741

Condensed consolidated statements of cash flows (unaudited, in thousands)

	Nine months ended September 30,
	2012	2011
	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$41,807	$15,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,643	9,858
Amortization of intangible assets	19,363	11,718
Stock-based compensation	12,034	9,988
Deferred income taxes	(35,837)	(236)
Tax benefit from stock option transactions	2,188	—
Excess tax benefits from stock-based compensation	(1,939)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(21,024)	2,271
Inventories	(1,434)	(1,115)
Prepaid expenses and other current assets	259	(1,326)
Other assets	27	694
Accounts payable	7,847	(814)
Accrued expenses and other	10,590	(4,152)
Deferred revenues	11,922	(156)
Other liabilities	813	(169)

Net cash provided by operating activities	58,259	42,303

Cash flows from investing activities:
Purchases of property and equipment	(12,906)	(10,891)
Purchases of available-for-sale securities	(135,616)	(323,638)
Proceeds from available-for-sale securities	375,684	266,990
Purchases of other intangible assets	(661)	(311)
Payments in connection with acquisitions, net of cash acquired	(298,928)	(15,823)

Net cash used in investing activities	(72,427)	(83,673)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	20,688	13,704
Excess tax benefits from stock-based compensation	1,939	—

Net cash provided by financing activities	22,627	13,704

Net increase (decrease) in cash and cash equivalents	8,459	(27,666)
Cash and cash equivalents at beginning of period	42,729	76,082
Cash and cash equivalents at end of period	$51,188	$48,416

	Six months ended June 30,
	2012	2011
	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$30,863	$8,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,505	6,277
Amortization of intangible assets	9,403	7,479
Stock-based compensation	7,870	7,107
Deferred income taxes	(23,363)	(117)
Tax benefit from stock option transactions	811	—
Excess tax benefits from stock-based compensation	(798)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,679	2,567
Inventories	(1,534)	(367)
Prepaid expenses and other current assets	1,495	248
Other assets	(170)	289
Accounts payable	3,013	(2,774)
Accrued expenses and other	1,125	(7,789)
Deferred revenues	5,097	1,833
Other liabilities	3	(121)

Net cash provided by operating activities	46,999	23,306

Cash flows from investing activities:
Purchases of property and equipment	(8,322)	(7,256)
Purchases of available-for-sale securities	(110,552)	(197,635)
Proceeds from available-for-sale securities	211,921	145,183
Purchases of other intangible assets	(504)	(162)
Payments in connection with acquisitions, net of cash acquired	(148,257)	(250)

Net cash used in investing activities	(55,714)	(60,120)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	10,584	13,314
Excess tax benefits from stock-based compensation	798	—

Net cash provided by financing activities	11,382	13,314

Net increase (decrease) in cash and cash equivalents	2,667	(23,500)
Cash and cash equivalents at beginning of period	42,729	76,082
Cash and cash equivalents at end of period	$45,396	$52,582

	Three months ended March 31,
	2012	2011
	(Restated)	(Restated)

Cash flows from operating activities:
Net income	$5,167	$6,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,700	3,042
Amortization of intangible assets	4,045	3,690
Stock-based compensation	4,101	3,861
Deferred income taxes	(317)	204
Tax benefit from stock option transactions	657	—
Excess tax benefits from stock-based compensation	(597)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,000	1,989
Inventories	443	(2,567)
Prepaid expenses and other current assets	60	2,353
Other assets	101	226
Accounts payable	4,943	(2,131)
Accrued expenses and other	4,619	(4,864)
Deferred revenues	4,881	(875)
Other liabilities	54	—

Net cash provided by operating activities	33,857	11,565

Cash flows from investing activities:
Purchases of property and equipment	(4,754)	(4,328)
Purchases of available-for-sale securities	(81,173)	(52,466)
Proceeds from available-for-sale securities	52,417	35,360
Purchases of other intangible assets	(206)	(98)
Payments in connection with acquisitions, net of cash acquired	—	—

Net cash used in investing activities	(33,716)	(21,532)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,947	7,171
Excess tax benefits from stock-based compensation	597	—

Net cash provided by financing activities	6,544	7,171

Net increase (decrease) in cash and cash equivalents	6,685	(2,796)
Cash and cash equivalents at beginning of period	42,729	76,082
Cash and cash equivalents at end of period	$49,414	$73,286

Reconciliation of restated quarterly financial statement amounts (Unaudited)

The prior period unaudited quarterly financial statements have been restated to reflect the corrections of these errors, which impact revenues from products, revenues from services and deferred revenues (current and non-current).  All other adjustments relate to the applicable income tax effects of these errors.  The following schedules reconcile the amounts as originally reported in the applicable financial statement to the corresponding restated amounts.

Restated consolidated balance sheet amounts (unaudited)

	As of September 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Other assets	$5,605	$(524)	$5,081
Total Assets	777,721	(524)	777,197

Deferred revenues – current
Accounting practice error	—	(2,725)	—
Implied arrangement error	—	(863)	—
	63,153	(3,588)	59,565

Accrued expenses and other	51,216	729	51,945
Total current liabilities	128,959	(2,859)	126,100

Deferred revenues – non-current
Accounting practice error	—	(2,614)	—
Implied arrangement error	—	(2,262)	—
	13,635	(4,876)	8,759

Other liabilities	12,425	163	12,588
Total liabilities	355,019	(7,572)	347,447
Retained earnings	106,595	7,048	113,643
Total shareholders’ equity	422,702	7,048	429,750
Total liabilities and shareholders’ equity	$777,721	$(524)	$777,197

	As of June 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Deferred revenues – current
Accounting practice error	$—	$(2,603)	$—
Implied arrangement error	—	(179)	—
	51,306	(2,782)	48,524

Accrued expenses and other	36,069	(257)	35,812
Total current liabilities	96,695	(3,039)	93,656

Deferred revenues – non-current
Accounting practice error	—	(2,385)	—
Implied arrangement error	—	(2,244)	—
	11,218	(4,629)	6,589

Other liabilities	9,032	163	9,195
Total liabilities	316,945	(7,505)	309,440
Retained earnings	95,194	7,505	102,699
Total shareholders’ equity	395,153	7,505	402,658
Total liabilities and shareholders’ equity	$712,098	$—	$712,098

	As of March 31, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Deferred revenues – current
Accounting practice error	$—	$(2,485)	$—
Implied arrangement error	—	(2,305)	—
	46,731	(4,790)	41,941

Accrued expenses and other	32,585	230	32,815
Total current liabilities	89,264	(4,560)	84,704

Deferred revenues – non-current
Accounting practice error	—	(2,163)	—
Implied arrangement error	—	(2,099)	—
	10,220	(4,262)	5,958

Other liabilities	6,494	163	6,657
Total liabilities	305,978	(8,659)	297,319
Retained earnings	68,344	8,659	77,003
Total shareholders’ equity	360,236	8,659	368,895
Total liabilities and shareholders’ equity	$666,214	$—	$666,214

Restated consolidated statement of operations amounts (unaudited)

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)			(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$(1,626)	$—	$—	$(829)	$—
	233,637	(1,626)	232,011	181,981	(829)	181,152

Services
Accounting practice error	—	1,379	—	—	1,770	—
Implied arrangement error	—	674	—	—	1,250	—
	53,901	2,053	55,954	42,724	3,020	45,744

Total revenues	287,538	427	287,965	224,705	2,191	226,896
Income from operations	17,879	427	18,306	19,842	2,191	22,033
Income before income taxes	14,119	427	14,546	16,255	2,191	18,446
Income tax (benefit) expense	(28,514)	1,253	(27,261)	2,244	460	2,704
Net income	42,633	(826)	41,807	14,011	1,731	15,742
Earnings per share:
Basic	$0.59	$(0.01)	$0.58	$0.20	$0.03	$0.23
Diluted	$0.55	$(0.01)	$0.54	$0.20	$0.02	$0.22

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)			(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$460	$—	$—	$294	$—
	88,656	460	89,116	62,062	294	62,356

Services
Accounting practice error	—	351	—	—	22	—
Implied arrangement error	—	242	—	—	476	—
	20,896	593	21,489	15,209	498	15,707

Total revenues	109,552	1,053	110,605	77,271	792	78,063
Income from operations	2,488	1,053	3,541	8,169	792	8,961
Income before income taxes	1,616	1,053	2,669	7,391	792	8,183
Income tax (benefit) expense	(9,785)	1,510	(8,275)	943	172	1,115
Net income	11,401	(457)	10,944	6,448	620	7,068
Earnings per share:
Basic	$0.16	$(0.01)	$0.15	$0.09	$0.01	$0.10
Diluted	$0.15	$(0.01)	$0.14	$0.09	$0.01	$0.10

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)			(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$(2,086)	$—	$—	$(1,123)	$—
	144,981	(2,086)	142,895	119,919	(1,123)	118,796

Services
Accounting practice error	—	1,028	—	—	1,748	—
Implied arrangement error	—	432	—	—	774	—
	33,005	1,460	34,465	27,515	2,522	30,037

Total revenues	177,986	(626)	177,360	147,434	1,399	148,833
Income from operations	15,391	(626)	14,765	11,673	1,399	13,072
Income before income taxes	12,503	(626)	11,877	8,864	1,399	10,263
Income tax (benefit) expense	(18,729)	(257)	(18,986)	1,301	288	1,589
Net income	31,232	(369)	30,863	7,563	1,111	8,674
Earnings per share:
Basic	$0.44	$(0.01)	$0.43	$0.11	$0.02	$0.13
Diluted	$0.40	$—	$0.40	$0.11	$0.01	$0.12

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)			(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$(2,650)	$—	$—	$405	$—
	75,938	(2,650)	73,288	54,992	405	55,397

Services
Accounting practice error	—	340	—	—	1,118	—
Implied arrangement error	—	669	—	—	430	—
	16,405	1,009	17,414	13,981	1,548	15,529

Total revenues	92,343	(1,641)	90,702	68,973	1,953	70,926
Income from operations	8,104	(1,641)	6,463	2,236	1,953	4,189
Income before income taxes	6,906	(1,641)	5,265	689	1,953	2,642
Income tax (benefit) expense	(19,944)	(487)	(20,431)	235	370	605
Net income	26,850	(1,154)	25,696	454	1,583	2,037
Earnings per share:
Basic	$0.38	$(0.02)	$0.36	$0.01	$0.02	$0.03
Diluted	$0.33	$(0.01)	$0.32	$0.01	$0.02	$0.03

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)			(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$564	$—	$—	$(1,528)	$—
	69,043	564	69,607	64,927	(1,528)	63,399

Services
Accounting practice error	—	688	—	—	630	—
Implied arrangement error	—	(237)	—	—	344	—
	16,600	451	17,051	13,534	974	14,508

Total revenues	85,643	1,015	86,658	78,461	(554)	77,907
Income from operations	7,287	1,015	8,302	9,437	(554)	8,883
Income before income taxes	5,597	1,015	6,612	8,175	(554)	7,621
Income tax expense	1,215	230	1,445	1,066	(82)	984
Net income	4,382	785	5,167	7,109	(472)	6,637
Earnings per share:
Basic	$0.06	$0.01	$0.07	$0.10	$—	$0.10
Diluted	$0.06	$0.01	$0.07	$0.10	$(0.01)	$0.09

	For the Three Months Ended December 31, 2011
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$582	$—
	67,689	582	68,271

Services
Convention error	—	(282)	—
Implied arrangement error	—	523	—
	15,962	241	16,203

Total revenues	83,651	823	84,474
Income from operations	12,353	823	13,176
Income before income taxes	10,799	823	11,622
Income tax expense	1,035	(384)	651
Net income	9,764	1,207	10,971
Earnings per share:
Basic	$0.14	$0.02	$0.16
Diluted	$0.14	$0.01	$0.15

Restated consolidated statements of comprehensive income amounts (unaudited)

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)			(in thousands)

Net income	$42,633	$(826)	$41,807	$14,011	$1,731	$15,742
Comprehensive income	$43,430	$(826)	$42,604	$13,636	$1,731	$15,367

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)			(in thousands)

Net income	$11,401	$(457)	$10,944	$6,448	$620	$7,068
Comprehensive income	$11,904	$(457)	$11,447	$5,793	$620	$6,413

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)			(in thousands)

Net income	$31,232	$(369)	$30,863	$7,563	$1,111	$8,674
Comprehensive income	$31,526	$(369)	$31,157	$7,843	$1,111	$8,954

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)			(in thousands)

Net income	$26,850	$(1,154)	$25,696	$454	$1,583	$2,037
Comprehensive income	$26,357	$(1,154)	$25,203	$630	$1,583	$2,213

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)			(in thousands)

Net income	$4,382	$785	$5,167	$7,109	$(472)	$6,637
Comprehensive income	$5,169	$785	$5,954	$7,213	$(472)	$6,741

Restated consolidated statements of cash flows amounts (unaudited)

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows.

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)			(in thousands)

Net income	$42,633	$(826)	$41,807	$14,011	$1,731	$15,742
Deferred income taxes	(36,361)	524	(35,837)	(696)	460	(236)
Accrued expenses and other	9,861	725	10,590	(4,152)	—	(4,152)
Deferred revenues	12,349	(427)	11,922	2,035	(2,191)	(156)
Net cash provided by operating activities	$58,259	$—	$58,259	$42,303	$—	$42,303

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)			(in thousands)

Net income	$31,232	$(369)	$30,863	$7,563	$1,111	$8,674
Deferred income taxes	(23,363)	—	(23,363)	(405)	288	(117)
Accrued expenses and other	1,382	(257)	1,125	(7,789)	—	(7,789)
Deferred revenues	4,471	626	5,097	3,232	(1,399)	1,833
Net cash provided by operating activities	$46,999	$—	$46,999	$23,306	$—	$23,306

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)			(in thousands)

Net income	$4,382	$785	$5,167	$7,109	$(472)	$6,637
Deferred income taxes	(317)	—	(317)	286	(82)	204
Accrued expenses and other	4,389	230	4,619	(4,864)	—	(4,864)
Deferred revenues	5,896	(1,015)	4,881	(1,429)	554	(875)
Net cash provided by operating activities	$33,857	$—	$33,857	$11,565	$—	$11,565

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws, as amended

10.5	Officer Severance Plan, Amendment No. 3 dated December 21, 2012

10.6	Ixia Officer Severance Plan, Amendment No. 1 dated December 21, 2012

10.8.3	Third Amendment to Office Lease dated January 10, 2012 between MS LPC Malibu Property Holdings, LLC and the Company

10.8.5	Fifth Amendment to Office Lease dated November 1, 2012 between MS LPC Malibu Property Holdings, LLC and the Company

10.9	Compensation of Named Executive Officers as of December 31, 2012

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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