Form 10-K/A
period 2012-12-31
IXIA
filed 2013-04-30
CIK 1120295

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 30, 2012, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $512,489,900.

As of March 22, 2013, the number of shares of the Registrant’s Common Stock outstanding was 75,200,532.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2012 of Ixia (the “Company,” “our,” “us” or “we”), originally filed with the Securities and Exchange Commission on April 4, 2013 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement will not be filed within the 120-day period. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is deleted by this Amendment.

Part III of the Original Filing (Items 10 through 14) is being amended and restated in its entirety by this Amendment. In addition, Part IV, Item 15 of the Original Filing is being amended by this Amendment solely to add Exhibits 31.1 and 31.2 filed herewith.

Except as provided above, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings with the SEC subsequent to the Original Filing.

IXIA

FORM 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following table and biographies set forth information as of March 1, 2013 concerning our current directors:

Name	Age	Position(s) with the Company	Director Since
Errol Ginsberg	57	Chairman of the Board and Chief Innovation Officer	1997
Victor Alston	36	President and Chief Executive Officer	2012
Laurent Asscher	43	Director	2008
Jonathan Fram	56	Director	2005
Gail Hamilton	63	Director	2005

Mr. Ginsberg served as the Company’s President from May 1997 until September 2007 and held the additional position of Chief Executive Officer from September 2000 until March 2008 when he assumed his current position as Chief Innovation Officer. Mr. Ginsberg has been a director since May 1997 and became Chairman of the Board in January 2008.

Mr. Alston joined the Company as Vice President, Application Development in August 2004. He became Vice President, Engineering in April 2006 and was appointed as an executive officer in that position in June 2006. Mr. Alston served as Senior Vice President, Product Development from June 2007 until March 2012, and served as Chief Operating Officer from March 2012 until May 2012 when he assumed his present position as President and Chief Executive Officer.

Mr. Asscher has been a director since October 2008. Since February 2005, he has served as President and Chief Executive Officer of Airtek Capital Group, S.A., a private equity investment firm based in Brussels, Belgium. He currently serves on the boards of directors of several technology companies.

Mr. Fram has been a director of the Company since July 2005. Since October 2010, Mr. Fram has served as Chief Executive Officer of Nularis, a distributor of energy efficient lighting products. From March 2006 until July 2010, Mr. Fram served as a Managing Partner of Maveron III LLC, a venture capital firm, and from August 2007 until July 2010, he served as a Managing Partner of Maveron IV LLC, a venture capital firm. Mr. Fram served as a member of the Board of Directors of Marchex, Inc. until June 2009.

Ms. Hamilton has been a director of the Company since July 2005. Ms. Hamilton also serves as a member of the Board of Directors of Arrow Electronics, Inc., Open Text Corporation and Westmoreland Coal Company.

There is no family relationship between any director of the Company and any other director or executive officer of the Company.

The Board and the Nominating and Corporate Governance Committee believe that the background and experience of the Company’s Board members provide the Company with the perspectives and judgment needed to provide the necessary guidance and oversight of the Company’s business and strategies. The qualifications of the members of the Board include:

Errol Ginsberg

•

Executive, business and operational experience in technology companies, including as a founder, former President and Chief Executive Officer and current Chairman of the Board and Chief Innovation Officer of Ixia

•	Outside board experience as a director of several privately held technology companies

•	Substantial telecommunications industry knowledge

Victor Alston

•	Executive, business and operational experience in technology companies, including as an executive officer of the Company since June 2006 and Director of Engineering of SAG, AG

•	Substantial telecommunications industry knowledge

Laurent Asscher

•	Investor and shareholder in several public and privately held technology companies, including Ixia

•	Outside board experience as a director in several privately held and public technology companies

•	Executive, business and operational experience as President and Chief Executive Officer of Airtek Capital Group, S.A.

Jonathan Fram

•	Private equity experience as a former managing partner of a venture capital funds and as an investor in start-up companies

•	Outside board experience as a former director of Marchex, Inc.

•	Former President of Net2Phone

•	Financial experience as a former securities analyst

Gail Hamilton

•	Executive, business and operational experience as a former senior executive of Symantec Corporation

•	Outside board experience as a director of public and privately held companies

•	Audit committee and compensation committee experience, including as Chair of Ixia’s Compensation Committee

•	Strategic planning and business development experience at public technology companies

Executive Officers

The following table and biographies set forth information as of March 1, 2013 regarding our executive officers:

Name	Age	Position(s)
Errol Ginsberg	57	Chairman of the Board and Chief Innovation Officer
Victor Alston	36	President, Chief Executive Officer and a Director
Thomas B. Miller	57	Chief Financial Officer
Ronald W. Buckly	61	Senior Vice President, Corporate Affairs and General Counsel
Alan Grahame	60	Senior Vice President, Worldwide Sales
Walker H. Colston, II	52	Vice President, Global Customer Delight
Raymond de Graaf	46	Vice President, Operations
Christopher L. Williams	51	Vice President, Human Resources

The Board appoints our executive officers, who then serve at the discretion of the Board. For information concerning Messrs. Ginsberg and Alston, see “Directors” above in this Item 10.

Mr. Miller has served as Chief Financial Officer of the Company since March 2000.

Mr. Buckly joined the Company as Senior Vice President, Corporate Affairs and General Counsel in April 2007. He has also served as the Company’s Corporate Secretary since its formation in May 1997.

Mr. Grahame has served as the Company’s Senior Vice President, Worldwide Sales since November 2007.

Mr. Colston joined the Company as Senior Director, Engineering Operations in June 2003. He served as Vice President, Engineering Operations from June 2004 until November 2010 and was appointed an executive officer in that position in June 2006. In November 2010, he assumed his present position as Vice President, Global Customer Delight.

Mr. de Graaf has served as the Company’s Vice President, Operations since January 2008.

Mr. Williams joined the Company as Vice President, Human Resources in August 2008. From March 2007 until joining the Company, Mr. Williams served as Vice President, Human Capital of Helio, LLC, a wireless telecommunications carrier.

There is no family relationship between any executive officer of the Company and any other executive officer or director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who beneficially own more than ten percent of our Common Stock (“ten percent shareholders”) to file initial reports of ownership of our Common Stock and reports of changes in ownership of our Common Stock with the SEC and The Nasdaq Stock Market. These persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such reports (including amendments thereto) furnished to us and on written representations from our executive officers and directors, we believe that, except for one Statement of Changes in Beneficial Ownership on Form 4 reporting one transaction that was filed late by Addington Hills, Ltd., which was a ten percent shareholder in 2012, all reports required to be filed by our directors, officers and ten percent shareholders in accordance with Section 16(a) were filed on a timely basis during 2012.

Code of Ethics

The Company has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Audit Committee

The Audit Committee of the Board of Directors (the “Audit Committee”) currently consists of three directors, Jon F. Rager (Chairman), Gail Hamilton and Jonathan Fram. In addition, the Board has determined that Mr. Rager qualifies as an audit committee financial expert within the meaning of applicable SEC regulations.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the principles and objectives of our executive compensation program and contains a discussion and analysis of the compensation, both cash and equity, paid to our executive officers, including the compensation paid to our five most highly paid current executive officers and our former President and Chief Executive Officer (collectively, the “named executive officers”) identified in the Summary Compensation Table at page 22 of this Form 10-K/A. For 2012, our named executive officers were Atul Bhatnagar, our former President and Chief Executive Officer; Victor Alston, our current President and Chief Executive Officer; Thomas Miller, our Chief Financial Officer; Errol Ginsberg, our Chief Innovation Officer; Ronald W. Buckly, our Senior Vice President, Corporate Affairs and General Counsel; and Alan Grahame, our Senior Vice President, Worldwide Sales.

Fiscal 2012 Highlights

Ixia delivered a solid financial performance in 2012 with strong revenue growth and profitability. In 2012, Ixia successfully executed its strategy of growing its core business and expanded its addressable market, product portfolio and customer base through its acquisitions of Anue Systems, Inc. (“Anue”) and BreakingPoint Systems, Inc. (“BreakingPoint”) in June 2012 and August 2012, respectively. Ixia also grew its international market presence and operations, while maintaining discipline over its operating expenses.

Ixia’s fiscal 2012 revenue grew to a record $411.7 million (including an aggregate of $54.9 million of post-acquisition revenue from Anue and BreakingPoint), an increase of 33.5% over fiscal 2011 revenue of $308.4 million. The Company experienced significant improvement in GAAP operating income and recorded GAAP net income for fiscal 2012 of $47.2 million, or $0.61 per diluted share, compared with fiscal 2011 net income of $23.8 million, or $0.33 per diluted share. The Company generated $80.3 million in cash flows from operations in 2012 (compared to $61.3 million in cash flows from operations in 2011) and ended the year with approximately $177 million in cash, cash equivalents and investments. In addition, total shareholder return in 2012 improved significantly compared to 2011.

In May 2012, the Board appointed Victor Alston to succeed Mr. Bhatnagar as the Company’s President and Chief Executive Officer.

Overview

Our Board has delegated to our Compensation Committee (“Committee”) the responsibility for determining, administering and overseeing the compensation program for our executive officers, including our compensation and benefit plans and practices. Under our Compensation Committee Charter, the Committee is responsible for approving the base salaries, bonus opportunities and other terms of each executive officer’s employment with the Company, approving and administering cash bonus plans, recommending to our Board the terms of our equity-based incentive plans and severance plans, and administering our equity incentive plans and approving the equity incentive grants thereunder to our executive officers and other employees. The Committee periodically reports to our Board on executive officer compensation matters, and Board members and executive officers, including our President and Chief Executive Officer and other officers when appropriate, are invited from time to time to attend Committee meetings.

The members of our Compensation Committee currently are Ms. Hamilton (Chair), and Messrs. Asscher and Fram, all of whom qualify as independent directors under the listing standards of The NASDAQ Stock Market LLC and satisfy applicable standards of independence under federal securities and tax laws. Our Compensation Committee meets quarterly on a regular basis and also meets bi-monthly (typically on the first Thursday of every other calendar month), to perform its duties and from time to time as needed. Our Committee consults with its independent compensation consultant, Frederic W. Cook Co., Inc. (“FWC”), and other independent directors, before setting the annual compensation for the Company’s executive officers.

Although our President and Chief Executive Officer also serves as a member of our Board, he does not participate in discussions or decisions of our Board or of the Committee regarding the setting of his salary or other compensation, the award of any bonus or the grant of any equity incentives to him or other compensation matters that may directly affect him. As a director and the Chief Executive Officer of Ixia, Mr. Alston participates in decisions and discussions of the Board and in discussions of the Committee and makes recommendations to the Board and to the Committee with respect to compensation matters generally and the compensation of executive officers other than himself. During his tenure as a director, President and Chief Executive Officer of Ixia, Mr. Bhatnagar similarly participated in these compensation discussions and decisions.

The philosophy and principal objectives of our executive officer compensation program are to:

•	provide competitive compensation to ensure our success in attracting, motivating and retaining highly qualified, experienced individuals to manage and lead our Company,

•	link our executives’ short-term cash incentives to the achievement of measurable Company financial performance goals and Company and individual objectives,

•	link our executives’ long-term incentives to our stock price performance and to the achievement of measurable Company financial performance goals,

•	align our executives’ interests with the long-term interests of our shareholders, and

•	reward our executives for creating shareholder value, including by improving our stock price performance.

In carrying out its duties and responsibilities, the Committee has the authority in its discretion and at the Company’s expense to retain independent compensation consultants and outside advisors to assist the Committee.

Since November 2009, the Compensation Committee has retained FWC as an independent compensation consultant to render advisory services to the Committee with respect to the Company’s executive officer compensation program. Specifically, the Committee has retained FWC to annually conduct an independent review and assessment of the Company’s executive officer compensation program, advise the Committee regarding the competitiveness of our executive officer compensation program, provide industry and peer group compensation information for executive officers and to advise the Committee with respect to executive compensation practices, trends, regulatory matters and external market factors. FWC assisted the Committee in evaluating and structuring compensation packages for the Company’s executive officers, in providing information concerning competitive compensation levels and mix (for example, the proportion of salary, bonus and equity compensation included in an officer’s total compensation package) and in setting compensation levels for our executive officers in 2012. The Compensation Committee has also consulted with FWC in connection with the design of our 2012 Executive Officer Bonus Plan which was adopted in May 2012, and in connection with the grant of equity incentives to our named executive officers in 2012. No member of the Board or any named executive officer has an affiliation with FWC, and FWC does not provide any services directly to the Company or its management.

Although the Committee considers the advice of our independent compensation consultants to be an important factor in the review and determination of executive compensation and in the review and establishment of executive compensation programs and plans, the Committee is not bound by and may not always accept the recommendations of our independent consultants.

In determining the appropriate levels of compensation with respect to each component of our compensation program for 2012, our Committee considered and used executive compensation information for companies in the network products/services and telecommunications sectors with annual revenues comparable to Ixia’s as well as compensation data and information provided by our compensation consultant. We also considered and compared aspects of our executive compensation program to the executive compensation practices and programs of members of our peer group. The use of surveys and peer group information helps the Committee evaluate the competitive positioning of our compensation arrangements for our named executive officers, assists the Committee in establishing certain compensation targets and helps to serve as a point of reference in structuring our officer compensation packages. With the assistance of our compensation consultant, our Committee determines the members of our peer group. For purposes of our 2012 compensation program, our peer group comprised 17 companies in the high technology industry (i.e., U.S.-based networking, software and communications equipment companies) with comparable revenues and/or market capitalization and includes many companies with which Ixia competes for executive talent. For 2012, our Committee selected the following companies to comprise our peer group:

ADTRAN	Emulex	Opnet Technologies
Aruba Networks	Harmonic	Powerwave Technologies
Blue Coat Systems	Infinera	Quest Software
Calix	Interdigital	Shore Tel
Cohu	NetScout Systems	Sonus Networks
Digi International	Oplink Communications

We typically review our peer group companies annually and from time to time add or remove members of our peer group to take into account changes in revenues, operating income and market capitalization of our peer group companies and Ixia and other relevant factors. In August 2012, we conducted our annual review of our then peer group and for 2013, with the advice of our compensation consultant, we removed Calix, Cohu, Digi International, Oplink Communications, Powerwave Technologies and Shore Tel based primarily on their then substantially lower market capitalizations as compared to Ixia’s, and we deleted Blue Coat Systems, Quest Software and Tekelec because they were acquired or in the process of being acquired and ceased to be public companies. For 2013, we also added to our peer group ACI Worldwide, Acme Packet, Arris Group, Finisar, Fortinet, NETGEAR, Riverbed Technology, Sourcefire, Tellabs and Websense principally because we considered their market capitalizations, revenue size and other relevant financial metrics to be more in line with Ixia’s market capitalization, revenue and other financial metrics (e.g., operating income) and found these new peer group companies on balance to be more comparable to Ixia. The 2012 peer group was used for setting 2012 salary and bonus and equity awards made in the first half of the year, while the 2013 peer group was referenced when determining December 2012 equity awards.

We do not believe that it is appropriate to establish compensation levels based solely on peer group or survey comparisons, but we reference peer group pay and performance data as relevant factors in determining the competitiveness and reasonableness of the elements of our executive compensation program. We recognize that our executive compensation program must compare favorably with the compensation programs of those companies with which we compete for employees. The Committee reviews and considers this information when making decisions regarding executive compensation. We believe that the nature of the Company’s business and the environment in which it operates require us to retain flexibility in setting compensation based on a consideration of all facts and circumstances relating to our business and each executive officer.

For each named executive officer, our goal is to fairly compensate the officer with a guaranteed base salary and then to accomplish motivational and retention objectives with annual bonus opportunities and meaningful long-term equity incentive compensation. Therefore, we draw a distinction between the potential compensation opportunity for achieving performance-based goals and the actual compensation delivered based on performance.

As a guiding principle, our Compensation Committee believes that the executive officers should be compensated for performance (i.e., a substantial portion of their cash and equity compensation should be at risk, performance-based compensation linked to the achievement of measurable Company and/or individual objectives). Our Compensation Committee also believes that a mix of cash and equity incentive compensation is appropriate to reward and incent our executive officers for near-term financial performance, to support the business goals of the Company and to increase shareholder value in the longer term. As an executive officer’s level of responsibilities increases, generally the proportion of at risk, performance-based compensation as a percentage of total direct compensation will also increase.

The market for talented, qualified and experienced executives is intensely competitive. We seek to hire only highly qualified executives to manage our Company. Our philosophy is to pay for performance and to provide a total compensation program to our executive officers that is attractive and competitive overall with the compensation programs offered to executives at the companies with whom we compete for executive talent. We believe that the elements of our executive compensation program are in the aggregate generally competitive with the overall compensation programs of those companies with whom we compete for executive talent and that our executive compensation is structured and adjusted appropriately to take into account the Company’s operating and stock price performance.

In determining and recommending compensation for our executive officers, including our named executive officers, and in addition to peer group information, our Committee considers an executive officer’s individual responsibilities and performance, how those responsibilities compare to those of our other executive officers and whether, based on responsibilities and performance, there is internal relative pay equity among our executive officers.

For 2012, our Compensation Committee sought as a general rule to position the total annual direct compensation (consisting of annual base salary, target bonus opportunity and the value of time-vested equity incentives, and the value of performance-based stock options and restricted stock units) for the Company’s executive officers, including our named executive officers, at approximately the 75th percentile of such compensation payable to executive officers at comparable companies according to peer group information.

Our Committee periodically meets with our Chief Executive Officer and other members of management to discuss and obtain recommendations with respect to our Company’s compensation practices and programs for our executive officers and employees, but the Committee does not discuss with our Chief Executive Officer matters involving or affecting his own compensation. Although our management may make recommendations and proposals to the Committee for its consideration regarding the base salaries, short-term incentives, long-term equity incentives, severance benefits and other benefits for our executives, neither the Board nor the Committee is bound by or always accepts management’s recommendations and proposals. The Compensation Committee from time to time also seeks the advice of our independent compensation consultants regarding certain management compensation-related proposals and periodically meets in executive session without members of management present.

The principal components of our executive compensation program continue to be:

•	base salary,

•	short-term or annual incentives in the form of cash bonuses,

•	long-term equity incentives in the form of stock options and/or restricted stock units,

•	severance and change-in-control benefits, and

•	other benefits, such as health and disability insurance, 401(k) Plan and life insurance.

Our executive compensation program incorporates these components because our Committee considers the combination of these components to be necessary and effective in order to provide a fair and competitive total compensation package to our executive officers and to meet the other principal objectives of our executive compensation program.

Our Committee also believes that a substantial portion of an executive officer’s annual compensation should be “at risk” in order to motivate executive officers to attain Committee-approved goals and create shareholder value. Thus, a substantial portion of each executive officer’s annual compensation (i.e., annual bonuses and at least 50% of the number of equity awards, excluding awards that may be granted for promotion) is variable and dependent upon the achievement of pre-established financial goals and individual performance objectives and the Company’s stock price performance.

Shareholder 2012 Advisory Vote on Executive Compensation

At our previous annual meeting of shareholders in May 2012, we held a non-binding advisory shareholder vote on the compensation of our named executive officers (commonly referred to as a say-on-pay vote). At that meeting, a substantial majority of our shareholders (i.e., holders of approximately 84% of our shares voting on the proposal at the meeting) approved the executive officer compensation programs described in our proxy statement for the 2012 annual meeting. The Compensation Committee viewed this result as an affirmation of the Committee’s approach to executive compensation and decided that it was not necessary to implement changes to our compensation programs as a result of the shareholder advisory vote.

Based on the voting results at the 2011 annual meeting with respect to the frequency of shareholder votes on executive compensation, the Board decided that Ixia would hold an advisory vote on the compensation program for named executive officers at each annual meeting of shareholders. Shareholder votes on the frequency of shareholder votes on executive compensation are required to be held at least once every six years so we currently expect the next shareholder vote on frequency to occur at the Company’s 2017 annual meeting of shareholders.

Risk Assessment

Our Compensation Committee periodically reviews our compensation policies, practices and programs to help ensure that they do not encourage excessive risk taking by our executive officers and employees. In structuring the executive officers’ compensation program for 2012, the Compensation Committee, with the assistance of FWC, assessed the risks arising from the Company’s compensation program and concluded that such risks are not reasonably likely to have a material adverse effect on the Company. We believe that excessive risk taking by our executive officers and employees is not encouraged by the Company’s compensation programs for the following reasons:

•

Our incentive plans are market-driven and appropriately balance between short-term and long-term performance and cash and equity compensation, with a meaningful percentage focused on long-term equity compensation.

•

Our incentive programs pay for performance against financial targets that include a profit metric and are set to be challenging yet achievable in order to motivate a high degree of business performance over one to two years.

•

The Company Bonuses (see “Cash Bonuses” below) provided for in our 2012 Executive Officer Bonus Plan were set at competitive levels and were based on the Company’s achievement of certain financial performance goals, and the maximum Company Bonuses payable under such Plan were capped at specified percentages. The Company has implemented internal controls, oversight and other safeguards that help detect and discourage behavior involving excessive risk taking by its executive officers and other employees. To reinforce our commitment to ethical conduct and discourage excessive risk taking, Ixia’s 2012 Executive Officer Bonus Plan includes a “clawback” provision which states that the Compensation Committee has the absolute right not to pay, to delay the payment of or to recover all or a portion of any bonus awarded to an officer under such plan if the Company’s 2012 financial statements are restated.

•

2012 long-term equity incentive compensation consisted of a mix of “time-based” and “performance-based” nonstatutory stock options (“NSOs”) and restricted stock units (“RSUs”). These NSOs and RSUs only become eligible for vesting if the Company achieves above a pre-set two-year combined financial performance target for the period comprising the Company’s fiscal 2012 and 2013 years, thus serving both a retention and a longer term performance function and increasing the emphasis on longer term price growth. These performance-based and time-based NSOs and RSUs have exercise prices equal to the closing sales price on the date of grant and therefore only have value if our share price increases, thus aligning our executive officers’ interests with the interests of our shareholders.

•

Ixia’s long-term performance-based NSOs and RSUs include a “clawback” provision which states that if the Company restates its financial statements for any reason for all or any portion of fiscal 2012 and/or 2013, then all unearned and/or unvested options will be automatically cancelled and forfeited for no value.

Base Salaries

Our Committee is responsible for setting and approving base salaries for all executive officers, including our named executive officers. We view base salaries as an opportunity for executive officers to earn a portion of their cash compensation for the services they perform that is not subject to the risk of the Company’s financial performance.

In determining base salaries (including any subsequent adjustments thereto), our Committee reviews each executive officer’s base salary and considers base salary and other compensation information that is available from compensation surveys and various other sources for various high technology companies with whom we compete for executive talent, including companies in the network communications test systems industry and in our peer group. The Committee also takes into account each officer’s position, scope of responsibilities, experience, qualifications, skills and individual contributions and performance, the other components of an officer’s compensation package (e.g., bonus opportunity and equity incentives), our need to hire or retain a specific individual, internal relative pay equity, competitive conditions, our financial results and condition, and our growth in revenues and earnings. In addition, the Committee considers compensation data that is publicly available for companies in our peer group as well as information provided by our compensation consultants.

Due to the highly competitive nature of the market for executive talent and consistent with our compensation philosophy, we generally position our executive officer base salaries slightly above the median of base salaries payable to executive officers at comparable companies according to peer group information, although within our judgment and discretion, we may also consider other relevant information. In addition, the Committee annually reviews and adjusts, as it deems appropriate, the base salaries of our executive officers in order to align salaries at or about median market levels.

2012 Base Salaries. During the first quarter of 2012, based on a review of each executive officer’s 2011 annual base salary and competitive market conditions, among other factors, effective April 1, 2012, our Compensation Committee adjusted the base salaries payable to the Company’s named executive officers from their 2011 base salary levels, as follows:

Named Executive Officer	2011 Base Salary	2012 Base Salary	% Increase of 2011 Base Salary over 2010 Base Salary
Atul Bhatnagar	$460,000	$460,000	0.0%
Thomas B. Miller	290,000	300,000	3.5
Errol Ginsberg	390,000	430,000	10.3
Victor Alston	310,000	330,000	6.5
Alan Grahame	300,000	320,000	6.7
Ronald W. Buckly	300,000	320,000	6.7

The Compensation Committee believes that the 2012 adjustments made to the base salaries for our named executive officers were generally consistent with the Committee’s philosophy that base salaries of the named executives should be slightly above the median of competitive market salaries, while also taking into consideration additional factors, including internal relative pay equity and each officer’s position, tenure with the Company, historical compensation, responsibilities and job performance. Upon the effectiveness and in recognition of his appointment and assumption of additional responsibilities in May 2012 as President and Chief Executive Officer of the Company, Mr. Alston received an additional base salary increase of $120,000 (i.e., an increase of 36.4% over his then 2012 base salary as Senior Vice President, Product Development and Chief Operating Officer), thereby increasing his 2012 base salary form $330,000 to $450,000, in order to bring his salary closer to the median base salaries of the chief executive officers of Ixia’s peer group. In June 2012, Mr. Buckly’s base salary was increased from $320,000 to $330,000 (i.e., an increase of 3.1%) in recognition of his key role and expected contributions to the Company.

Cash Bonuses

Our Compensation Committee believes that a significant portion of each executive officer’s annual cash compensation should be variable and paid in the form of cash bonuses that are directly tied to and reward the achievement of the Company’s financial performance goals and, in certain cases, an executive officer’s achievement of non-financial objectives. The Committee believes that the payment of cash bonuses based in substantial part on the Company’s achievement of financial performance objectives, specifically revenue and adjusted operating income goals, promotes the profitable growth of the Company, contributes to the Company’s short-term financial performance and creates shareholder value. An officer’s bonus opportunity varies based on the officer’s position and responsibilities. Generally, the higher the position and the level of responsibility that an executive officer has, the greater the percentage of that officer’s target total cash compensation that consists of an opportunity to earn incentive cash bonuses.

2012 Executive Officer Bonus Plan. In May 2012, our Committee approved our 2012 Executive Officer Bonus Plan (the “2012 Bonus Plan”) under which our executive officers were eligible to earn cash bonuses based on their respective target bonus opportunities (established as a percentage of an officer’s base salary, which is 100% in the case of Mr. Alston, 70% in the case of Mr. Ginsberg, and 60% in the case of all other executive officers eligible to participate in the 2012 Bonus Plan). Each current executive officer (other than Messrs. Alston and Ginsberg) was eligible to earn both a Company bonus and an individual bonus. Mr. Bhatnagar was not eligible to participate in the 2012 Bonus Plan.

The Company bonus was based on the degree to which the Company achieved annual revenue and adjusted operating income goals for 2012 which were approved by our Committee (a “Company Bonus”), while the individual bonus was based on the degree to which an executive officer achieved certain Company objectives for 2012 and approved by our Committee (an “Individual Bonus”). For purposes of the Company Bonus, the Company’s target revenue goal for 2012 reflected an approximately 11.9% increase over the Company’s actual 2011 revenue, and the Company’s adjusted target operating income goal reflect an approximately 13.5% increase over the

Company’s actual 2011 adjusted operating income goal. The individual officers’ bonus opportunities reflect our philosophy and goal to set the target total cash compensation for the named executive officers generally at or slightly above the median of total cash compensation of the named executive officers of our peer group companies, but only when Ixia’s annual financial performance goals (i.e., annual revenue and adjusted operating income goals) under the 2012 Bonus Plan were achieved. The bonus opportunity percentages also reflect the Committee’s belief that a higher percentage of the Chief Executive Officer’s and Chief Innovation Officer’s target cash compensation should consist of incentive compensation rather than fixed salary.

For Messrs. Alston and Ginsberg, 100% of their 2012 total target bonus was based on the Company’s 2012 financial performance. For each other executive officer, 75% of his 2012 total target bonus opportunity was based on the Company’s 2012 financial performance (i.e., the Company Bonus), and 25% of his 2012 total target bonus opportunity was based on the officer’s achievement of individual objectives (i.e., the Individual Bonus). For these officers, the 75%/25% apportionment of the total target bonus opportunity between the achievement of Company financial performance goals and the achievement of the Company’s non-financial objectives reflects the Committee’s desire to align our cash incentive compensation primarily with the overall annual operating performance of the Company which we believe will ultimately contribute to value creation for our shareholders.

Under the terms of our 2012 Bonus Plan, each of our named executive officers was eligible to earn a Company Bonus equal to a percentage of his base salary, with the percentage depending on the officer’s title and the Company’s financial performance as measured by the degree to which the Company achieved the pre-set revenue and adjusted operating income goals for 2012. The Committee believes that the creation of shareholder value is supported by growth in revenue and operating income and that the incentives to operate the business efficiently and profitably should be a focus of and within the control of the Company’s management team.

If the Company achieved 100% of its target revenue and operating income goals, then Messrs. Alston, Miller, Ginsberg, Buckly and Grahame were eligible for a Company Bonus equal to 100%, 45%, 70%, 45% and 45%, respectively, of their annual base salaries (these percentages are referred to as an officer’s “Company Bonus opportunity” for purposes of the 2012 Bonus Plan). If the Company exceeded 100% of its 2012 target revenue and operating income goals, then, based on the level of revenue and adjusted operating income achieved, the executive officers had an opportunity to earn higher Company Bonuses (up to a maximum of 180%, in the case of Mr. Alston; up to a maximum of 126%, in the case of Mr. Ginsberg; and up to a maximum of 81%, in the case of the other named executive officers, of their respective base salaries). Our named executive officers were only eligible to receive Company Bonuses if our annual revenue and/or operating income for 2012 exceeded the minimum, or threshold, revenue and/or adjusted operating income goals of $258,750,000 and $50,915,000, respectively. These minimum, or threshold, goals were set at 75% of the target annual revenue and adjusted operating income goals. Therefore, no Company Bonuses would be paid if both of these minimum revenue and operating income goals were not achieved.

For purposes of our 2012 Bonus Plan, “operating income” meant our operating income from continuing operations calculated under generally accepted accounting principles calculated on a consolidated basis before income taxes, interest and other income but after any bonuses payable under both our 2012 Bonus Plan and our employee bonus plan and as adjusted to exclude the effects of equity incentive compensation expense, restructuring charges, officer severance compensation, impairment charges, acquisition-related amortization and other M&A-related charges or income and similar charges or income.

The 2012 Bonus Plan also included a clawback feature requiring that if Company Bonuses were payable or paid and the Company’s consolidated financial statements for 2012 were restated to reflect less favorable financial condition or results of operations than those previously determined or reported and those used for determining the Company Bonuses, our Committee could in its discretion determine that all or a part of the Company Bonuses would not be paid, delay the payment thereof or recover all or a portion of any bonus from the officers who have received them.

Certain of our named executive officers (i.e., Messrs. Miller, Buckly and Grahame) were also eligible to receive Individual Bonuses based on our determination of the degree to which they achieved certain Company objectives. This opportunity represented 25% of their annual target bonus opportunity based on the 25% weighting assigned to the Individual Bonus. These Individual Bonuses were designed to motivate these executive officers to achieve important short-term Company objectives. The maximum amount of the Individual Bonus that was payable to these named executive officers for 2012 was equal to 15% of his annual base salary. Unlike the Company Bonuses, the Individual Bonuses were capped at 100% of the potential maximum amount payable.

Messrs. Alston and Ginsberg were not eligible to receive an Individual Bonus. The other named executive officers (Messrs. Miller, Buckly and Grahame) were all assigned the same objectives for 2012. These objectives and their respective weightings were as follows: (i) improve hardware and software quality by 15% over 2011 quality metrics (weighting—10%); (ii) meet or exceed the Towers Watson hi-tech benchmark (i.e., 76%) for employee engagement (weighting – 7%); and (iii) improve cross-functional teamwork as measured by Company surveys and findings based on the Company’s performance review process (weighting – 8%). Based on Mr. Alston’s recommendation as to the Company’s achievement of these objectives and the Committee’s determination that the Company had made significant progress in improving product quality, had exceeded the Towers Watson high-tech benchmark and had improved cross-functional teamwork, the Committee agreed that all the named executive officers who were eligible for an Individual Bonus in 2012 would receive 100% of their Individual Bonuses.

In addition to the Company and Individual Bonuses payable under the 2012 Bonus Plan, the independent members of our Board had the discretion to award bonuses on a selective basis under the 2012 Bonus Plan in order to recognize individual contributions or achievements. No discretionary bonuses were paid to our named executive officers for 2012. All 2012 bonuses paid under the 2012 Bonus Plan were determined based on the Company’s actual achievement of the pre-set financial performance goals set forth in the 2012 Bonus Plan and, in all cases other than Messrs. Alston and Ginsberg, the officers’ achievement of the Company objectives.

Executive officers were entitled to receive their Company or Individual Bonuses under the 2012 Bonus Plan only if they were employed by the Company or one of its subsidiaries as an eligible officer on the date on which the bonuses were payable, unless such requirement was waived. Messrs. Alston, Miller, Ginsberg, Buckly and Grahame were all employed by the Company as eligible officers on the date on which bonuses under the 2012 Bonus Plan were paid.

The revenue and operating income goals, together with the related “bonus factors” that were used in the computation of bonuses, that were approved by our Compensation Committee under the 2012 Bonus Plan were as follows:

	2012 Revenue Bonus Factor Matrix		2012 Operating Income Bonus Factor Matrix
	Revenue Targets* (in thousands)	Revenue Bonus Factor*	Operating Income Targets* (in thousands)	Operating Income Bonus Factor*
Maximum	$400,200	180%	$78,748	180%
	372,600	140	73,317	140
Target	345,000	100	67,886	100
	310,500	60	61,097	60
	276,000	20	54,309	20
Minimum	258,750	0	50,915	0

*

For performance between two Revenue or Operating Income Targets, the Revenue Bonus Factor and the Operating Income Bonus Factor were interpolated linearly for purposes of determining the amounts of the Company Bonuses earned by our executive officers.

The amount of an officer’s 2012 Company Bonus was calculated by multiplying (i) the product of such officer’s annual base salary in effect at December 31, 2012 and such officer’s bonus opportunity by (ii) the applicable bonus factor average. The bonus factor average was equal to the average of the Revenue Bonus Factor and the Operating Income Bonus Factor as determined in accordance with the bonus factor matrices set forth above. Stated mathematically, the amount of a Company Bonus payable to an officer equaled AxBxC, where A = an officer’s annual base salary in effect at December 31, 2012; B = the applicable annual bonus percentage for such officer; and C = the applicable bonus factor average.

The amount of a bonus payable to an executive officer eligible for an Individual Bonus was calculated by multiplying (i) the product of an officer’s annual base salary in effect at December 31, 2012 and the individual bonus opportunity percentage for such officer (i.e., 15% for Messrs. Miller, Buckly and Grahame) by (ii) the percentage degree to which it was determined that such officers achieved the objectives for 2012.

In order for executive officers to earn 100% of their Company Bonus opportunity for 2012, the Company needed to achieve target revenue and operating income goals of approximately $345.0 million and $67.9 million, respectively. The 2012 target revenue goal was approximately 6.3% higher than the Company’s actual 2011 revenue, while the 2012 target operating income goal was approximately 12.4% higher than the Company’s actual 2011 operating income. The minimum threshold and maximum revenue and operating income goals were equal to 75% and 116% of the target revenue and operating income goals, respectively. We believe that the target and maximum financial performance goals under the Company’s officer bonus plan should be linked to the achievement of revenue and operating income goals that are challenging in light of the Company’s 2012 business plan and prior year’s performance.

For 2012, the Company earned approximately $411.7 million in revenue and $90.7 million in operating income (calculated to take into account the adjustments described above) and therefore achieved in excess of both the “target” revenue and operating goals under the 2012 Bonus Plan. Because the Company met approximately 119.3% of the target revenue goal and 109.4% of the target operating income goal for 2012, the named executive officers earned Company Bonuses that were calculated using a bonus factor average equal to 114.4% and consequently earned Company Bonuses that were greater than their target Company Bonuses. In addition, based on the degree to which the Committee determined the named executive officers achieved the Company objectives, each of Messrs. Miller, Buckly and Grahame earned Individual Bonuses equal to 100% of their Individual Bonus opportunities. 2012 bonuses were paid in accordance with the formulas set forth in the 2012 Bonus Plan (i.e., based on the Company’s achievement of the pre-set financial performance goals and the officers achievement of the Company objectives approved by our Committee), and no discretionary bonuses were awarded.

The amounts of the 2012 Company and Individual Bonuses that would have been payable under the 2012 Bonus Plan to the Company’s named executive officers, based on their annual base salaries at December 31, 2012, if the Company had exactly achieved its target financial performance goals under the 2012 Bonus Plan (i.e., approximately (i) $345.0 million of revenue and (ii) $67.9 million of operating income) and all the officers eligible for an Individual Bonus achieved 100% of the Company objectives, were as follows:

Named Executive Officer	Target 2012 Company Bonus Opportunity	Target 2012 Individual Bonus Opportunity	Target 2012 Total Bonus Opportunity	Target 2012 Total Bonus Opportunity (% of Base Salary)
Victor Alston	$450,000	$0	$450,000	100%
Thomas B. Miller	135,000	45,000	180,000	60
Errol Ginsberg	301,000	0	301,000	70
Ronald W. Buckly	148,500	49,500	198,000	60
Alan Grahame	144,000	48,000	192,000	60

The 2012 total bonuses (i.e., Company Bonuses plus Individual Bonuses, if applicable), actually earned by the named executive officers represented approximately 130.4%, 149.5%, 130.4%, 149.5% and 149.5% of the “target” 2012 total bonus opportunity for Messrs. Alston, Miller, Ginsberg, Buckly and Grahame, respectively. The following table sets forth information concerning the 2012 bonuses actually paid under the 2012 Bonus Plan to the Company’s named executive officers:

Named Executive Officer	2012 Company Bonus	2012 Individual Bonus	2012 Total Bonus	2012 Total Bonus as % of 2012 Base Salary
Victor Alston	$586,924	$0	$586,924	130.4%
Thomas B. Miller	176,077	45,000	221,077	73.7
Errol Ginsberg	392,587	0	392,587	91.3
Ronald W. Buckly	193,685	49,500	243,185	73.7
Alan Grahame	187,816	48,000	235,816	73.7

2012-2013 Executive Officer Integration Bonus Plan. We purchased Anue in June 2012 and BreakingPoint in August 2012. The Compensation Committee believes that the success of these acquisitions depends in large part on the successful integration of the businesses and operations of Anue and BreakingPoint into Ixia within 18 months after the acquisitions. Accordingly, in the fourth quarter of 2012, our Committee approved the 2012-2013 Executive Officer Integration Bonus Plan (the “Integration Bonus Plan”) in order to motivate and reward certain of the Company’s officers for their significant efforts in integrating these three businesses. Six of the Company’s officers participate in the Integration Bonus Plan, including the following named executive officers: Messrs. Miller, Buckly and Grahame. Messrs. Alston and Ginsberg were not eligible to participate in the Integration Bonus Plan. Under the Integration Bonus Plan, participants are eligible to receive cash bonuses for 2012 and 2013 that are in addition to any amounts they receive under any other bonus plan (including the 2012 Bonus Plan), provided that the Company achieves certain performance objectives related to the integration of the Ixia, Anue, and BreakingPoint businesses.

The Integration Bonus Plan uses three metrics to determine whether cash bonuses will be paid for a particular year, and to determine the amount of such bonuses. The first metric is the average of the rates of voluntarily employee attrition at Anue and BreakingPoint during the relevant measurement periods. For 2012, the relevant measurement periods for this “Employee Attrition” metric are (i) for Anue, the Company’s third and fourth fiscal quarters of 2012, and (ii) for BreakingPoint, the Company’s fourth fiscal quarter of 2012. The second metric used to determine whether bonuses would be paid is the total dollar value of orders for Anue network tool optimizer and impairment products and services from unaffiliated third parties that are received and accepted by the Company during the relevant measurement period, and that are not cancelled prior to the date on which the bonuses are calculated. For 2012, the relevant measurement period for this “Anue Bookings” metric is the Company’s third and fourth fiscal quarters of 2012. The third metric is the total dollar value of orders for BreakingPoint products and services from unaffiliated third parties that are received and accepted by the Company during the relevant measurement period, and that are not cancelled prior to the date on which the bonuses are calculated. For 2012, the relevant measurement period for this “BreakingPoint Bookings” metric is the Company’s fourth fiscal quarter of 2012. For 2013, the relevant measurement period for each of the foregoing metrics is the full 2013 fiscal year.

Under the Integration Bonus Plan, our Committee set achievement targets (the “Targets”) for 2012 and 2013 for each of the three metrics. For 2012, the Target for the Employee Attrition metric was 5%; the Target for the Anue Bookings metric was $42,000,000; and the Target for the BreakingPoint Bookings metric was $17,300,000. The Company was required to achieve at least 85% of each of the three Targets for a particular year in order for any bonuses to be paid under the Integration Bonus Plan with respect to that year. Therefore, no bonus would be paid for 2012 under the Integration Bonus Plan if the actual 2012 Employee Attrition metric was greater than 5.75%, if the actual 2012 Anue Bookings metric was less than $35,700,000, or if the actual 2012 BreakingPoint Bookings metric was less than $14,705,000. Additionally, no bonuses would be paid for 2012 under the Integration Bonus Plan if the Company failed to achieve a “bonus factor average” (as described in the preceding section titled “2012 Executive Officer Bonus Plan”) of at least 100% under the 2012 Bonus Plan, and no bonus will be paid for 2013 under the Integration Bonus Plan if the Company fails to achieve a “bonus factor average” of 100% under any executive officer bonus plan adopted by the Committee for 2013.

If the Company satisfies all of the minimum achievement thresholds described above, the actual bonus that a participant in the Integration Bonus Plan is eligible to receive for a particular year is calculated by multiplying together the following three amounts: (i) the participant’s annual base salary in effect at the end of that year (prorated for 2012 for participants who are Anue or BreakingPoint employees, with such proration being based upon the number of days of the year that are after the effective date of the Company’s acquisition of that business); (ii) the participant’s “Bonus Percentage” for that year (for 2012, each participant’s Bonus Percentage was 16%; and for 2013, each participant’s Bonus Percentage is 25%); and (iii) the average of the percentages of achievement for each of the three Targets (this percentage is referred to as the “Bonus Factor,” and is capped at 100%). For 2012, the Company satisfied all of the minimum achievement thresholds described above. The Company exceeded 100% for each of the three Targets, and the Company’s “bonus factor average” for the 2012 Bonus Plan exceeded 100%. Accordingly, for 2012, each participant in the Integration Bonus Plan was eligible for the maximum cash bonus specified for that participant in the plan.

Participants in the Integration Bonus Plan were entitled to receive their 2012 bonuses under the plan only if they are employed by the Company or one of its subsidiaries in one of the positions identified in the plan on the date on which the bonuses are payable, unless this requirement is waived by the Committee. All three of the Company’s named executive officers who participate in the Integration Bonus Plan were employed by the Company in one of the positions identified in the plan on the date on which the 2012 bonuses were paid.

The following table sets forth information concerning the 2012 bonuses paid to those three named executive officers under the Integration Bonus Plan:

Named Executive Officer	Base Salary as of December 31, 2012	2012 Integration Bonus Amount	2012 Integration Bonus as % of 2012 Base Salary
Thomas B. Miller	$300,000	$48,000	16%
Ronald W. Buckly	330,000	52,800	16%
Alan Grahame	320,000	51,200	16%

Long-Term Equity Incentives

The use of long-term equity incentives has long served as a key component of our executive compensation program and is a practice that we expect to continue. Our Committee believes that equity incentives help to provide a necessary balance to the cash compensation components of our executive compensation program because equity incentives create an incentive for our management team to preserve and increase shareholder value over a longer period of time. The vesting of equity incentives also encourages executive officer retention, while base salaries and cash bonuses typically focus on short-term compensation and performance.

The Board has delegated to our Committee the authority for administering our equity incentive plans and for granting and determining the terms of equity incentives awarded to our employees thereunder. Under the terms of our Amended and Restated 2008 Equity Incentive Plan, as amended, our Committee is delegated the authority to grant equity incentives in the form of stock options (typically nonstatutory stock options (“NSOs”)), restricted stock units (“RSUs”), restricted stock awards and share appreciation rights. To date, however, the Committee has granted only NSOs and RSUs under the Company’s equity incentive plans. The vesting of a portion of such equity incentives is time-based (i.e., they vest as long as the holder remains an employee of the Company) while the extent to which the remaining portion of such equity incentives are earned and subsequently vest is contingent on the Company’s achievement of certain financial performance goals. Our Committee views the award of equity incentives as an effective, valuable and necessary incentive to attract and retain our executive officers and key employees whose services are necessary for our future success, to align their interests with the long-term interests of our shareholders by rewarding performance that enhances shareholder value and to further motivate them to create long-term shareholder value. We also review and consider recommendations from time to time by the Company’s President and Chief Executive Officer regarding the proposed grants of equity incentives to executive officers (other than himself) and other key employees whose contributions and skills are important to our long-term success.

We currently use stock options and/or RSUs for our executive officer equity awards to retain them, while keeping their interests aligned with the interests of shareholders. An executive officer typically receives a grant of NSOs upon first joining the Company and thereafter is eligible periodically to receive additional equity incentives, typically NSOs and/or RSUs. In determining the size and other terms of an initial or subsequent equity incentive grant to an executive officer, our Committee considers a number of factors, including equity incentive grant information from our peer group, the officer’s position and responsibilities, relative internal equity in compensation among our executive officers, the retention value of unvested equity incentive grants, promotions, individual performance, salary, previous equity incentive grants (if any) and length of service to, and the compensation expenses recognized by, the Company. From time to time, we also award stock options or other equity incentives on a selective basis to executive officers in order to recognize their individual achievements and contributions, a promotion or a significant change in job responsibilities or to encourage retention.

NSOs and RSUs (in each case, other than new hire grants) for our employees, including executive officers, generally vest (subject to continuation of employment) in 16 equal quarterly installments over four years, as long as the holder remains an employee of the Company, and therefore encourage the holder to remain an employee of the Company. New hire grants of NSOs and RSUs for executive officers and other key employees typically vest (subject to continuation of employment) to the extent of 25% after one year of employment and as to the remaining 75% in 12 equal quarterly installments over the next three years. NSOs granted since 2008 typically expire as to all installments seven years after grant, subject to earlier expiration in the event of an optionee’s termination of employment. The effective date of an equity incentive award is never earlier than the date on which our Committee approves the grant or the date on which an employee commences his or her employment with the Company. Upon vesting, RSUs are settled by delivery to the holder of shares of our Common Stock.

Our Committee normally meets bi-monthly, normally on the first Thursday of every other calendar month, to award equity incentives to newly hired executive officers and key employees. It is our policy and practice that all stock options granted under our equity incentive plans have an exercise price equal to the closing sales price of our Common Stock on the effective date of an option grant.

The Committee also uses performance-based vesting for options and RSUs in connection with a meaningful percentage of the number of equity incentives awarded to our executive officers, including our named executive officers, in an effort to more closely align our compensation program with the interests of our shareholders and to reward our officers for the Company’s financial performance.

It is the Company’s practice from time to time to grant additional equity incentives to its officers and employees, typically annually in the fiscal first quarter for executive officers and in the fiscal fourth quarter for employees other than executive officers, in order to incent them and encourage their retention as officers and employees of the Company. In connection with our Committee’s review and evaluation in the first quarter of 2012 of the compensation program for our executive officers, we conducted a review of the equity incentives then held by our executive officers. As part of that process, the Committee reviewed the types of equity incentives then held by each named executive officer, information concerning the equity incentive grant practices of companies in our peer group and various companies included in compensation surveys we considered relevant, each named executive officer’s job performance, responsibilities and contributions to the success of the Company, the value of the vested and unvested equity incentives then held by each named executive officer, and the overall compensation package for each named executive officer.

In connection with the Committee’s grant of performance-based equity incentives and its determination of the target goals thereunder, we also consider the Company’s financial performance for the immediately preceding fiscal year and the Company’s financial forecast for the next two fiscal years and we believe that the extent to which such equity incentives could be earned should be linked to the achievement of challenging financial performance goals. In setting the terms of our equity incentive grants awarded in February 2012, we took into account the Company’s significantly improved financial performance during fiscal 2011: our fiscal 2011 revenues grew to a record 308.4 million, or 11.4% year-over-year; our fiscal 2011 GAAP net income grew 112.5% year-over-year, and increased to $23.8 million, or $0.33 per diluted share, compared to fiscal 2010 net income of $11.2 million, or $0.17 per diluted share. Our fiscal 2011 non-GAAP operating income and non-GAAP net income grew 45% and 32%, respectively, compared to fiscal 2010. The Company generated $61.3 million in cash flows from operations in 2011 and ended the year with approximately $385 million in cash and investments compared with $339 million at fiscal 2010 year end. The Company’s fiscal 2011 performance, as well as its fiscal 2012 business plan to grow revenue and non-GAAP operating income by 13% and 16%, respectively, and the Company’s long-term business growth plans, were among the principal factors considered by the Compensation Committee in the first quarter of 2012 in determining the amounts of, and the decision to award, both time-based and performance-based equity incentives to our executive officers.

2012 Equity Incentive Grants. During 2012, the Compensation Committee granted long-term incentive compensation awards that consisted of a mix of NSOs and RSUs which would vest over four years based on an officer’s continued employment with the Company (“time-based NSOs” and “time-based RSUs,” respectively) and NSOs and RSUs which would be earned upon the Company’s achievement of certain financial goals over a two-year period (“performance-based NSOs and performance-based RSUs,” respectively).

During 2012, we granted an aggregate of 594,000 time-based NSOs, 148,100 time-based RSUs, 180,000 performance-based NSOs and 59,967 performance-based RSUs to our named executive officers in recognition of their job performance and responsibilities and the Company’s performance and to encourage their retention, incent them as executive officers, and further align their interests with the long-term interests of our shareholders. Of these grants, an aggregate of 225,000 time-based NSOs, 75,000 time-based RSUs, 150,000 performance-based NSOs and 49,967 performance-based RSUs were granted during the 2012 first quarter as part of the Company’s annual equity grant program, and an aggregate of 174,000 time-based NSOs were granted in early December 2012 in recognition of the Company’s strong 2012 financial performance as of that time. The grants also included the grants to Mr. Alston in May 2012 of additional time-based NSOs and RSUs in recognition of his promotion and appointment as President and Chief Executive Officer effective in May 2012 and to Mr. Buckly in June 2012 of additional time-based NSOs in recognition of his key role and expected contributions to the Company.

Of our 2012 grants, the number of performance-based NSOs and RSUs (as compared to time-based equity incentives) awarded to each named executive officer represented a meaningful percentage of the total equity incentives awarded to a named executive officer. For 2012 and prior to the December 2012 grant of additional time-based equity incentive awards, the Compensation Committee generally targeted total grant values so that each named executive officer would have the opportunity to earn total annual direct compensation (defined for this purpose as base salary, target bonus and the grant date value of both time-based and performance-based equity incentive awards) at approximately the 75th percentile of market data if the Company achieved the target performance goals approved by the Compensation Committee under the 2012 Bonus Plan and the performance-based NSOs and RSUs. As a result of the December 2012 equity incentive grants and, in the case of certain named executive officers (i.e., Messrs. Miller, Buckly and Grahame), the bonus opportunities provided under the Integration Bonus Plan approved in the 2012 fourth quarter, each named executive officer’s total annual direct compensation opportunity was above the 75th percentile of market data if the Company achieved the target performance goals under the 2012 Bonus Plan, the performance-based NSOs and RSUs and, if applicable, the Integration Bonus Plan.

The equity incentives awarded to the named executive officers in 2012 were specifically allocated as follows:

Named Executive Officer	Time-Based NSOs(1)	Time-Based RSUs(2)	Performance-Based NSOs(3)	Performance-Based RSUs(4)
Victor Alston	250,000	50,000	60,000	20,000
Thomas B. Miller	53,000	17,700	22,000	7,300
Errol Ginsberg	125,000	41,700	50,000	16,667
Ronald W. Buckly	103,000	17,700	22,000	7,300
Alan Grahame	63,000	21,000	26,000	8,700

(1)

Includes 45,000, 33,000, 75,000, 33,000 and 39,000 time-based NSOs granted to Messrs. Alston, Miller, Ginsberg, Buckly and Grahame, respectively, in the 2012 first quarter, (ii) 145,000 time-based NSOs granted to Mr. Alston in May 2012, (iii) 50,000 time-based NSOs granted to Mr. Buckly in June 2012 and (iv) 60,000, 20,000, 50,000, 20,000 and 24,000 time-based NSOs granted to Messrs. Alston, Miller, Ginsberg, Buckly and Grahame, respectively, in December 2012.

(2)

Includes (i) 15,000, 11,000, 25,000, 11,000 and 13,000 time-based RSUs granted to Messrs. Alston, Miller, Ginsberg, Buckly and Grahame, respectively, in the 2012 first quarter, (ii) 15,000 time-based RSUs granted to Mr. Alston in May 2012 (ii) 20,000, 6,700, 16,700, 6,700 and 8,000 time-based RSUs granted to Messrs. Alston, Miller, Ginsberg, Buckly and Grahame, respectively, in December 2012.

(3)

Includes (i) 30,000, 22,000, 50,000, 22,000 and 26,000 performance-based NSOs granted to Messrs. Alston, Miller, Ginsberg, Buckly and Grahame, respectively, in the 2012 first quarter and (ii) 30,000 performance-based NSOs granted to Mr. Alston in May 2012.

(4)

Includes (i) 10,000, 7,300, 16,667, 7,300 and 8,700 performance-based RSUs granted to Messrs. Alston, Miller, Ginsberg, Buckly and Grahame, respectively, in the 2012 first quarter and (ii) 10,000 performance-based RSUs granted to Mr. Alston in May 2012.

The NSOs granted during 2012 have exercise prices equal to the closing sales price of our Common Stock as of the date of grant as reported on Nasdaq. The exercise prices per share of the NSOs range from $10.99 to $15.47. Thus, the time-based NSOs only have value if our stock price increases, and such a stock price increase also benefits our shareholders. The Compensation Committee believes that equity compensation should make up a greater portion of an officer’s compensation as his level of responsibility increases. The number of performance-based NSOs and RSUs that are earned by an officer will be based on the percentage degree to which the Company achieves a target level of aggregate Non-GAAP Operating Profit per Average Number of Shares Outstanding (as defined below) for the Company’s combined 2012 and 2013 fiscal years and will be determined in accordance with the following table. If the Company’s actual performance results fall between two of the percentages in the “Percentage of Target Objective Achieved” column, then straight-line interpolation will be used to determine the Percentage of Performance Options Earned:

Combined 2012-2013 Non-GAAP Operating Profit per Average Number of Shares Outstanding	Percentage of Target Objective Achieved	Percentage of Performance NSOs and RSUs Earned
Threshold Objective ($)	75%	0%
	76%	4%
	80%	20%
	85%	40%
	90%	60%
	95%	80%
Target Objective ($)	100%	100%

An optionee will earn 100% of his performance-based NSOs and RSUs if the Company earns 100% of the Combined 2012-2013 Non-GAAP Operating Profit per Average Number of Shares Outstanding target objective. The target objective is set at 100% of the Combined 2012-2013 Non-GAAP Operating Profit per Average Number of Shares Outstanding goal approved by the Board. No performance-based NSOs or RSUs will be earned unless the Company achieves in excess of the threshold objective, which is equal to 75% of the target objective.

“Non-GAAP Operating Profit” for a fiscal year of the Company means the Company’s operating income from continuing operations calculated on a consolidated basis for the applicable fiscal year, less interest expense and excluding the effects of equity incentive compensation expense, restructuring charges, officer severance compensation, impairment charges, acquisition-related amortization and other M&A-related charges or income, and similar charges or income.

“Average Number of Shares Outstanding” for a fiscal year of the Company means the weighted average number of shares of the Company’s Common Stock outstanding during the applicable fiscal year.

The Company’s “Combined 2012-2013 Non-GAAP Operating Profit per Average Number of Shares Outstanding” is equal to the sum of the Company’s Non-GAAP Operating Profit per Average Number of Shares outstanding for each of 2012 and 2013.

Our Compensation Committee believes that the Combined 2012-2013 Non-GAAP Operating Profit per Average Number of Shares Outstanding target for the performance-based NSOs and RSUs is challenging and that there is a significant possibility that the target objective for 2012-2013 may not be achieved. Although the 2012-2013 target is lower than the comparable 2011-2012 target (i.e., $1.957) for the 2011 equity incentive grants tied to the Company’s 2011-2012 financial performance (discussed below), the 2012-2013 target objective exceeds the Combined 2011-2012 Non-GAAP Operating Profit per Average Number of Shares Outstanding (i.e., $1.642) actually achieved by the Company.

We are not currently disclosing the target for the Combined 2012-2013 Non-GAAP Operating Profit per Average Number of Shares Outstanding measure because the number is derived from our confidential internal business plan. Disclosure of our specific financial objectives for 2012-2013 at this level of detail would provide our competitors with insights into our business plans, forecasts and strategies and would cause us competitive harm. We plan to provide our shareholders with information concerning the financial metrics for the performance-based NSOs and RSUs within approximately 90 days after the Company’s financial results for 2013 have been released, at which time it is unlikely that the disclosure of such information would cause the Company any competitive harm.

The number of performance-based NSOs and RSUs that become earned and subject to vesting will be determined by multiplying (i) the Percentage of Performance Options or RSUs Earned, as determined in accordance with the table above, by (ii) the total number of shares subject to an executive officer’s performance-based NSOs or RSUs.

If the Company earns Combined 2012-2013 Non-GAAP Operating Profit per Average Number of Shares Outstanding in excess of the threshold objective, which is equal to 75% of the target objective, then the performance-based NSOs and RSUs will become earned and subject to vesting based on the extent to which the target objective has been achieved (see table above), provided the officer remains an employee of the Company (or any of its affiliates) from the option grant date through the date on which the Company files with the SEC its Annual Report on Form 10-K for the year ending December 31, 2013 (the “2013 Form 10-K Filing Date”). If, for example, the Company achieves exactly 80% of the Target Objective, then the percentage of performance-based NSOs and RSUs earned would be equal to 20%. If, however, the Company achieves 87.5% of the target objective, then the percentage of performance-based NSOs and RSUs earned would be equal to 50%.

If any of the Company’s existing business units becomes a discontinued operation prior to January 1, 2014, then the objectives and/or other metrics in the above table may be amended by the Committee in its sole discretion. In the event of any acquisition or similar transaction by the Company and/or any of its affiliates prior to January 1, 2014, the objectives and/or other metrics in the above table may be amended by the Committee in its sole discretion.

In addition, to the extent that during any continuous 90-day period ending on or before December 31, 2013 and other than as a result of voluntary employee resignations, the Company reduces the total number of full-time employees of the Company and its subsidiaries by more than 20 persons without the approval of the Board, then the objectives and/or other metrics in the above table may be amended by the Committee in its sole discretion.

Within 30 days following the Company’s 2013 Form 10-K Filing Date, the Compensation Committee will meet to (i) confirm in writing the extent to which the financial targets have been met and (ii) certify the number of options, if any, that have become earned and eligible for vesting for each executive officer.

To the extent that the performance-based NSOs and RSUs become earned and eligible for vesting, 50% of such earned NSOs and RSUs will vest on the date of the Committee’s confirmation and certification described above, provided that the officer remains an employee of the Company through the filing of 2013 Form 10-K in March 2014. The remaining 50% of such earned NSOs will vest in eight equal quarterly installments with the first of such installments vesting on March 31, 2014 and one additional installment vesting on the last day of each calendar quarter thereafter, provided that the officer remains an employee of the Company from the grant date through the applicable vesting date.

If the officer ceases to serve as an employee of the Company (or any of its affiliates) prior to the 2013 Form 10-K filing date, then the performance-based NSOs and RSUs will automatically be cancelled and forfeited for no value. In addition, if the Company achieves less than the threshold objective for the 2012-2013 performance period, then no performance-based NSOs and RSUs will be earned and they will automatically be cancelled and forfeited for no value, effective as of the date of the Committee certification and confirmation described above.

In the event that, prior to the vesting in full of the performance-based NSOs and RSUs, the Company concludes that it is required to restate its financial statements for all or any portion of 2012 and/or 2013 to reflect a less favorable financial condition and/or less favorable results of operations than previously determined and/or reported, then as of the date of such conclusion, all unearned and/or unvested performance-based NSOs and RSUs as of such date shall automatically be cancelled and forfeited for no value.

The performance-based NSOs, to the extent earned, vested and not exercised, will expire on the seven-year anniversary of the date of grant.

2011 Equity Incentive Grants Tied to the Company’s 2011-2012 Performance. In February 2011, in order to increase the performance-based portion of our executive officers’ compensation, the Compensation Committee granted to our executive officers, in addition to time-based NSOs, an aggregate of 570,000 NSOs which would be earned and become eligible for vesting upon the Company’s achievement of certain financial performance goals over a two-year period (“performance-based NSOs”). The performance-based NSOs were granted to our executive officers in recognition of their job performance and responsibilities, to encourage their retention and incent them as executive officers, and to further align their interests with the long-term interests of our shareholders. Of these awards, 308,000 performance-based NSOs were granted to the named executive officers, as follows:

Named Executive Officer	Performance-Based NSOs
Victor Alston	70,000
Thomas B. Miller	51,000
Errol Ginsberg	85,000
Ronald W. Buckly	51,000
Alan Grahame	51,000

The performance-based NSOs have an exercise price equal to the closing sales price of our Common Stock as of the date of grant (i.e., February 8, 2011) as reported on Nasdaq (i.e., $18.09). The number of performance-based NSOs that could be earned depended on the degree to which the Company achieved a specified level of Combined 2011-2012 Non-GAAP Operating Profit per Average Number of Shares Outstanding. The Company’s “Combined 2011-2012 Non-GAAP Operating Profit per Average Number of Shares Outstanding” was equal to the sum of the Company’s Non-GAAP Operating Profit per Average Number of Shares Outstanding (as defined above under “2012 Equity Incentive Grants”) for each of 2011 and 2012.

The number of performance-based NSOs that an officer could earn and that became eligible for vesting was based on the degree to which the Company achieved a target level of aggregate Non-GAAP Operating Profit per Average Number of Shares Outstanding for the Company’s combined 2011 and 2012 fiscal years and was determined in accordance with the following table. If the Company’s actual performance results had fallen between two of the percentages in the “Percentage of Target Objective Achieved” column, then straight-line interpolation would have been used to determine the percentage of NSOs earned:

	Combined 2011-2012 Non-GAAP Operating Profit per Average Number of Shares Outstanding ($)	Percentage of Target Objective Achieved	Percentage of Performance-Based NSOs Earned
Threshold Objective	$1.468	75%	0%
	1.488	76	4
	1.566	80	20
	1.664	85	40
	1.762	90	60
	1.860	95	80
Target Objective	1.957	100	100

The number of performance-based NSOs that become earned and subject to vesting is determined by multiplying (i) the Percentage of Performance Options Earned, as determined in accordance with the table above, by (ii) the total number of shares subject to an executive officer’s performance-based options.

In March 2013, the Committee confirmed that the Company’s Combined 2011-2012 Non-GAAP Operating Profit Per Average Number of Shares Outstanding, as defined in the terms of the performance-based NSOs, was $1.642 and represented approximately 83.9% of the target objective of $1.957. Therefore, based on the Company’s achievement of the target objective, only approximately 35.0% of each officer’s performance-based NSOs had been earned. The Committee also reviewed the Company’s 2012 consolidated financial results, including the $54.9 million in post-acquisition revenue generated by Anue and BreakingPoint, and noted that had the consolidated financial results included the post-acquisition financial results of Anue and BreakingPoint, then the Company would have earned a 2011-2012 Operating Profit Per Share in excess of the target objective of $1.957. The Committee determined that the post-acquisition 2012 revenue realized by Anue and BreakingPoint contributed significantly to the Company’s 2012 financial results and benefited the Company’s shareholders and therefore should be taken into account in determining the Company’s actual level of financial achievement for 2012. In order to recognize this performance, which reflected the success of management’s integration efforts, as well as the post-closing success and financial results of Anue and BreakingPoint, our Committee elected to include the post-acquisition 2012 financial results of Anue and BreakingPoint in the Company’s consolidated financial results for purposes of determining the level of the Company’s achievement of the target objective under the performance-based NSOs and the degree to which such NSOs were earned. As a result, 100% of the performance-based NSOs were deemed earned and eligible for vesting, of which 56.25% vested and became immediately exercisable and the remaining 43.75% will vest in seven equal quarterly installments commencing on June 30, 2013 and continuing on the last day of each calendar quarter thereafter, provided that the officer remains an employee of the Company through the applicable vesting date. (These vesting percentages and schedule reflect the fact that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 was filed on April 4, 2013, rather than in early March.) The performance-based NSOs will expire on the seven-year anniversary of their date of grant (i.e., on February 8, 2018), subject to earlier termination under certain circumstances.

Severance and Change-in-Control Benefits

Our executive officers, including our named executive officers, are eligible to receive severance compensation and benefits under severance and change-in-control provisions contained in our officer severance plans if their employment is involuntarily terminated (other than for cause) or is terminated by an officer for good reason and fulfills certain conditions, including executing a separation agreement that includes a full release of claims such officer may have against the Company as well as non-disparagement, non-competition and non-solicitation clauses. Our severance plans are intended to provide a level of assistance to such officers in the event of the termination of their employment under qualifying circumstances. Severance benefits include an amount of cash compensation determined as a multiple of base pay and bonus, continuation of health benefits, and for certain officers, the vesting of all or a portion of equity incentives.

Our officer severance plans provide important protection to our executive officers and are effective in recruiting and retaining executive officers. We believe that the severance and change-in-control provisions promote the ability of our executive officers to act in the best interests of our Company and our shareholders in the event that a hostile or friendly change-in-control is under consideration without their being unduly influenced by personal considerations, such as fear of losing their jobs as a result of a change-in-control. We also believe that these provisions provide appropriate severance compensation and benefits to our executive officers if they are involuntarily terminated without cause or if terminate their employment for good reason, even in the absence of a change-in-control.

In September 2000, the Company adopted the Ixia Officer Severance Plan (as amended through December 31, 2008, the “2000 Severance Plan”). Effective January 1, 2009, upon the recommendation of our Committee, our Board effectively created a new officer severance plan by amending and restating the 2000 Severance Plan (as so amended and restated, the “2009 Severance Plan”) while still retaining the 2000 Severance Plan as a separate officer severance plan in substantially its then current form. The 2009 Severance Plan amended the 2000 Severance Plan to provide for, among other things, changes to the calculation of severance benefits and the addition of provisions for the acceleration of the vesting of all or a portion (depending on the circumstances) of the equity incentives held by an eligible officer upon a qualifying termination of employment. In March 2011, the Board amended the 2000 Severance Plan to terminate the “single trigger” right of an eligible officer under that plan to elect severance benefits if he or she terminates his or her employment unilaterally, without good reason and within one year following a change-in-control. This amendment became effective on March 22, 2012 with respect to all eligible officers under the 2000 Severance Plan (i.e., Messrs. Ginsberg, Miller and Alston).

All of the named executive officers currently qualify as eligible officers for purposes of our officer severance plan. Because the amount of severance compensation payable to our named executive officers under the 2000 Severance Plan and the 2009 Severance Plan may vary depending on a number of factors, including an officer’s length of employment with the Company as of his or her termination date, our named executive officers at the time of adoption of the 2009 Severance Plan were provided an option to choose the severance plan in which they wished to participate. Messrs. Ginsberg, Miller and Alston elected to remain as participants in the 2000 Severance Plan, while Messrs. Bhatnagar and Grahame and the other current executive officers of the Company elected to participate in the 2009 Severance Plan. No additional persons were added as eligible officers in 2012 under the 2000 Severance Plan or the 2009 Severance Plan. See “Termination of Employment and Change-in-Control Arrangements” below for additional information regarding our officer severance plans.

In May 2012, Atul Bhatnagar’s employment with the Company as its President and Chief Executive Officer was terminated under circumstances entitling him to severance compensation and benefits under the 2009 Severance Plan. Accordingly, we entered into an employment separation agreement with Mr. Bhatnagar pursuant to which we agreed, in accordance with the terms of the 2009 Severance Plan to (i) pay him the sum of $1,584,477 in 12 equal monthly installments commencing in June 2012; (ii) provide him with various severance benefits (e.g., confirmed health care insurance and term life insurance to which he was entitled in accordance with the terms of the 2009 Severance Plan); and (iii) accelerate the vesting of 167,650 nonstatutory stock options and 12,950 restricted stock units.

Benefits

We currently provide the following benefits to our executive officers, including our named executive officers, generally on the same basis as these benefits are provided to all of our employees:

•	401(k) Plan

•	Health, dental and vision insurance

•	Life insurance

•	Short- and long-term disability

•	Vacation

•	Opportunity to participate in our Employee Stock Purchase Plan (under which shares of our Common Stock can be purchased at a discount)

The main objectives of our benefits program are to provide our employees with access to quality healthcare, insurance for protection from unforeseen events and an opportunity to save for retirement. We believe that these benefits enhance employee productivity and loyalty and overall are consistent with the benefits offered by other companies with whom we compete for executive officers. In addition, we pay relocation benefits to our executive officers when appropriate.

Although it is not our practice to provide our executive officers with significant perquisites, in recognition of Mr. Ginsberg’s status as a founder of the Company, his contributions to the success of the Company, and his long tenure with the Company, during 2012, the Company paid the monthly lease payments of $1,458 for a car that was used by Mr. Ginsberg, our Chief Innovation Officer and former President and Chief Executive Officer, for both business and personal use. See the “Summary Compensation Table” below for additional information regarding this benefit.

Deductibility of Compensation

Under Section 162(m) of the Internal Revenue Code, a publicly held corporation such as the Company will generally not be allowed a federal income tax deduction for otherwise deductible compensation paid to a named executive officer (other than our Chief Financial Officer) to the extent that compensation paid to him or her is not performance-based and exceeds $1 million in any year.

Qualifying performance-based compensation, including compensation attributable to the issuance, exercise or vesting of equity incentives, such as nonstatutory stock options (or any other equity-based instrument for which the amount of compensation received is dependent solely on an increase in the value of common stock after the date of grant), and RSUs that vest based on the achievement of certain performance criteria will not be subject to the deductibility limitation if certain conditions are met.

The base salaries, cash bonuses and incentive components (other than stock options and certain RSUs granted under our equity-based incentive plans) of our executive compensation program generally do not constitute qualifying performance-based compensation for purposes of Section 162(m). Our Amended and Restated 2008 Equity Incentive Plan, as amended, allows us to grant performance-based equity compensation (for example, RSUs that vest or become eligible for vesting based on the Company’s achievement of financial performance metrics) that is intended to qualify as deductible performance-based compensation under Section 162(m). The deductibility of compensation, however, is not the sole factor considered by our Board or our Committee in establishing appropriate levels of compensation or structuring incentive programs. Accordingly, there may be circumstances from time to time where a named executive officer’s compensation may exceed the amount that is deductible under Section 162(m), and our Board and our Committee may nonetheless elect to provide the compensation in order to achieve our compensation objectives. For 2012, there were no executive officers to whom the compensation paid exceeded the amount that is deductible under Section 162(m).

Executive Compensation and Other Information

The following table summarizes information for the years ended December 31, 2010, 2011 and 2012 about compensation earned for services performed in all capacities for Ixia and its subsidiaries in each of such years by (i) our former Chief Executive Officer, (ii) our current Chief Executive Officer, (iii) our Chief Financial Officer, and (iv) each of the Company’s other three most highly compensated executive officers serving at December 31, 2012. The individuals listed below are referred to in this proxy statement as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)
Atul Bhatnagar Former President and Chief Executive Officer	2012 2011 2010	$219,385 460,000 410,000	$0 484,812 0	$0 1,808,394 1,262,705	$0 339,766 612,950	$1,597,155 19,200 8,946	(6)	$1,816,540 3,112,172 2,294,601

Victor Alston President and Chief Executive Officer(7)	2012 2011 2010	403,808 310,000 290,000	917,900 168,237 0	1,639,082 737,581 408,464	586,924 137,384 251,430	7,297 18,458 4,966		3,555,011 1,371,660 954,860

Thomas B. Miller Chief Financial Officer	2012 2011 2010	298,654 290,000 275,000	336,791 166,428 0	411,512 605,903 408,464	269,077 128,520 238,425	5,576 23,693 13,346		1,321,610 1,214,544 935,235

Errol Ginsberg Chief Innovation Officer	2012 2011 2010	421,654 390,000 378,000	785,853 276,777 0	962,655 1,009,836 724,905	392,587 201,644 395,577	20,239 19,481 23,513	(8)	2,582,988 1,897,738 1,517,995

Ronald W. Buckly Senior Vice President, Corporate Affairs and General Counsel	2012 2011 2010	321,846 300,000 285,000	336,791 166,428 0	638,506 605,903 408,464	295,985 132,952 255,645	12,588 3,250 14,212		1,605,716 1,208,533 963,321

Alan Grahame Senior Vice President, Worldwide Sales	2012 2011 2010	316,231 300,000 285,000	400,218 166,428 0	488,452 605,903 408,464	287,016 132,952 255,645	33,420 24,066 9,364		1,525,337 1,229,349 958,473

(1)	Includes amounts, if any, deferred at the election of the named executive officer under our 401(k) Plan.
(2)

Amounts shown in this column do not reflect compensation actually received by the named executive officers. The amounts shown reflect the aggregate grant date fair value of RSUs computed in accordance with FASB ASC Topic 718, and are not necessarily indicative of the actual amounts that the named executive officer will realize upon the vesting of such RSUs. The grant date fair value of each stock award is measured based on the closing sales price of our Common Stock on the date of grant, as reported on the Nasdaq Global Select Market.

(3)

Amounts shown in this column do not reflect compensation actually received by the named executive officers. The amounts shown reflect the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718, and are not necessarily indicative of the compensation that the named executive officers will actually realize. The grant date fair value of each option grant is estimated based on the fair market value on the date of grant and using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of our options are set forth in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 4, 2013.

(footnotes continue on next page)

(4)

For 2012, the amounts shown for Messrs. Alston, Miller, Ginsberg, Buckly and Grahame represent or include the amounts of $586,924, $221,077, $392,587, $243,185 and $235,816, respectively, paid under our 2012 executive officer bonus plan based on the extent to which for 2012 (i) the Company achieved certain pre-established revenue and adjusted operating income goals and (ii) in the case of Messrs. Miller, Buckly and Grahame, the Company achieved certain Company objectives. For 2012, the amounts shown for Messrs. Miller, Buckly and Grahame also include the amounts of $48,000, $52,800 and $51,200, respectively, paid under our 2012-2013 Executive Officer Integration Bonus Plan (the “Integration Bonus Plan”) based on the extent to which the Company achieved 2012 bookings goals and employment rates of attrition goals for Anue Systems, Inc. (“Anue”) and BreakingPoint Systems, Inc. (“BreakingPoint”). Messrs. Alston and Ginsberg were not eligible to participate in the Integration Bonus Plan. For 2010 and 2011, the amounts shown for the named executive officers were paid under our 2010 and 2011 executive officer bonus plans, respectively, and were based on the extent to which for the applicable year (i) the Company achieved certain pre-established revenue and adjusted operating income goals and (ii) each officer achieved his individual objectives.

(5)

The amounts shown in this column for 2012 include (i) matching contributions that the Company made under its 401(k) Plan of $2,500 allocated to the accounts of each of Messrs. Bhatnagar, Miller, Ginsberg, Buckly and Grahame; (ii) $12,308 paid to Mr. Grahame in lieu of accrued vacation pay; (iii) 9,498, $6,547, $2,326, $9,338 and $17,862 representing the cash value of awards to Messrs. Bhatnagar, Alston, Miller, Buckly and Grahame under the Company’s President’s Club and employee reward programs; and (iv) $750 paid by the Company for term life insurance for the benefit of each of the named executive officers.

(6)

The amount shown for Mr. Bhatnagar for 2012 includes $1,584,477 payable to Mr. Bhatnagar in 12 equal installments commencing in June 2012 as severance compensation under our 2009 Officer Severance Plan. Of this amount, $924,278 was paid to Mr. Bhatnagar in 2012.

(7)

Mr. Alston served as Senior Vice President, Product Development of the Company from June 2007 until March 2012 when he was appointed Chief Operating Officer. He served as Chief Operating Officer until May 2012 when he was appointed as President and Chief Executive Officer.

(8)

The amount shown for Mr. Ginsberg for 2012 includes $11,374 of the total $17,498 annual payment made by Ixia for a leased car provided to Mr. Ginsberg, which amount is attributed to Mr. Ginsberg’s personal use of the car, plus $5,615 paid as a tax gross up for related personal income taxes.

Grants of Plan-Based Awards

The following table sets forth certain information concerning potential payouts under grants of awards under our equity incentive plans during 2012 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)						Estimated Future Payouts Under Equity Incentive Plan Awards(2)					All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Executive Officer	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)	Stock or Units(#)(3)	Underlying Options (#)(4)	Awards ($/Sh)	Option Awards(5)
Victor Alston	02/02/12 02/02/12 02/02/12 02/02/12 05/11/12 05/11/12 05/11/12 05/11/12 12/13/12 12/13/12	$45,000 — — — — — — — — — —	(6)	$450,000 — — — — — — — — — —	(7)	$810,000 — — — — — — — — — —	(8)	— 500 1,500 — — 500 1,500 — — — —	(9) (11) (9) (11)	— 10,000 30,000 — — 10,000 30,000 — — — —	(10) (12) (10) (12)	— — — — — — — — — — —	— — — 15,000 — — — 15,000 — 20,000 —	— — — — 45,000 — — 145,000 — 60,000	$ — 12.74 12.74 12.74 12.74 11.60 11.60 11.60 11.60 15.47 15.47	$ — 127,400 162,445 191,100 239,680 116,000 153,326 174,000 733,774 309,400 349,857

Thomas B. Miller	02/02/12 02/02/12 02/02/12 02/02/12 12/13/12 12/13/12	13,500 40,800 — — — — — —	(6) (13)	180,000 48,000 — — — — — —	(7) (14)	288,000 — — — — — — —	(8)	— — 365 1,100 — — — —	(9) (11)	— — 7,300 22,000 — — — —	(10) (12)	— — — — — — — —	— — — — 11,000 — 6,700 —	— — — — — 33,000 — 20,000	— — 12.74 12.74 12.74 12.74 15.47 15.47	— — 93,002 119,127 140,140 175,766 103,649 116,619

Errol Ginsberg	03/16/12 03/16/12 03/16/12 03/16/12 12/13/12 12/13/12	30,100 — — — — — —	(6)	301,000 — — — — — —	(7)	541,800 — — — — — —	(8)	— 833 2,500 — — — —	(9) (11)	— 16,667 50,000 — — — —	(10) (12)	— — — — — — —	— — — 25,000 — 16,700 —	— — — — 75,000 — 50,000	— 12.66 12.66 12.66 12.66 15.47 15.47	— 211,004 275,163 316,500 395,945 258,349 291,547

Ronald W. Buckly	02/02/12 02/02/12 02/02/12 02/02/12 06/07/12 12/13/12 12/13/12	14,850 44,880 — — — — — — —	(6) (13)	198,000 52,800 — — — — — — —	(7) (14)	316,000 — — — — — — — —	(8)	— — 365 1,100 — — — — —	(9) (11)	— — 7,300 22,000 — — — — —	(10) (12)	— — — — — — — — —	— — — — 11,000 — — 6,700 —	— — — — — 33,000 50,000 — 20,000	— — 12.74 12.74 12.74 12.74 10.99 15.47 15.47	— — 93,002 119,127 140,140 175,766 226,994 103,649 116,619

Alan Grahame	02/02/12 02/02/12 02/02/12 02/02/12 12/13/12 12/13/12	14,400 43,520 — — — — — —	(6) (13)	192,000 51,200 — — — — — —	(7) (14)	307,200 — — — — — — —	(8)	— — 435 1,300 — — — —	(9) (11)	— — 8,700 26,000 — — — —	(10) (12)	— — — — — — — —	— — — — 13,000 — 8,000 —	— — — — — 39,000 — 24,000	— — 12.74 12.74 12.74 12.74 15.47 15.47	— — 110,838 140,786 165,620 207,723 123,760 139,943

(1)

These amounts represent cash incentive bonuses payable to our named executive officers under our 2012 Executive Officer Bonus Plan (“2012 Bonus Plan”) and under the 2012-2013 Executive Officer Integration Bonus Plan (the “Integration Bonus Plan”). Under the 2012 Bonus Plan, (i) each eligible officer was entitled to receive an annual bonus based on the Company’s financial performance as measured by the degree to which the Company achieved pre-established revenue and adjusted operating income goals for 2012 approved by the Compensation Committee; and (ii) each eligible officer (other than Messrs. Alston and Ginsberg) was entitled to receive an individual bonus based on the degree to which the Company achieved certain non-financial Company objectives for 2012.

(footnotes continue on next page)

Under the 2012 Bonus Plan, our Compensation Committee established financial performance targets for 2012, consisting of revenue and operating income targets, certain non-financial Company objectives, and a formula for determining annual and individual bonuses based on a specified percentage of an officer’s base salary. “Operating income” means our income from continuing operations calculated on a consolidated basis for 2012 under generally accepted accounting principles after any bonuses payable under the 2012 Bonus Plan and our 2012 employee bonus plan, before income taxes, interest and other income, and excluding equity incentive-based compensation expense, restructuring charges, officer severance compensation, impairment charges, acquisition-related amortization and other M&A-related charges or income, and similar charges or income. The actual amount paid to each named executive officer for 2012 under our 2012 Bonus Plan is set forth in Footnote 4 to the Summary Compensation Table above.

Under the Integration Bonus Plan, certain officers who have contributed substantially to the success of the Company through their efforts in integrating the operations of the Company with the operations of Anue and BreakingPoint, including Messrs. Miller, Buckly and Grahame, are eligible to earn annual cash bonuses in 2012 and 2013 based on the Company’s achievement of certain financial and non-financial metrics in each of those years. Under the Integration Bonus Plan, our Compensation Committee established financial performance goals consisting of bookings goals for each of Anue and BreakingPoint, employment rates of attrition for each of Anue and BreakingPoint, and a formula for determining annual bonuses based on the Company’s achievement of these goals and based on a specific percentage of an officer’s base salary. The actual amount paid to each eligible named executive officer for 2012 under the Integration Bonus Plan is included in the amount set forth in Footnote 4 to the Summary Compensation Table above.

(2)

These awards represent performance-based nonstatutory stock options (“NSOs”) and restricted stock units (“RSUs”) granted under the Company’s 2008 Plan. The NSOs have an exercise price equal the closing sales price of our Common Stock on the date of grant. The number of NSOs and RSUs that are earned by an officer will be based on the percentage degree to which the Company achieves a target level of aggregate Non-GAAP Operating Profit per Average Number of Shares Outstanding for the Company’s combined 2012 and 2013 fiscal years (the “Operating Profit Target”). No NSOs or RSUs will be earned unless the Company achieves in excess of 66.7% of the Operating Profit Target. To the extent that the NSOs are earned and become eligible for vesting, 50% of the earned NSOs will vest immediately, while the remaining 50% will vest in eight equal quarterly installments with the first of such installments vesting on March 31, 2014 and one additional installment vesting on the last day of each calendar quarter thereafter, provided that the officer remains an employee of the Company from the grant date through the applicable vesting date. To the extent that the RSUs are earned and become eligible for vesting, 50% of the earned RSUs will vest immediately and the shares covered thereby will be issued, while the remaining 50% will vest and the shares covered thereby will be issued in eight equal quarterly installments with the first of such installments vesting on May 15, 2014 and one additional installment vesting on the 15th day of the second month of each calendar quarter thereafter, provided that the officer remains an employee of the Company from the grant date through the applicable vesting date.

(3)

These awards consist of restricted stock units (“RSUs”) awarded under the Company’s 2008 Plan. These RSUs vest and the shares covered thereby automatically are issued in 16 equal quarterly installments over approximately four years following the award date as long as the officer remains an employee of the Company.

(4)

These awards consist of NSOs granted under the Company’s 2008 Plan. These NSOs vest and become exercisable in 16 equal quarterly installments over four years following the grant date as long as the officer remains an employee of the Company. The NSOs have a maximum term of seven years subject to earlier termination.

(5)

Stock awards and option awards are shown at their aggregate grant fair value computed in accordance with FASB ASC Topic 718, and such amounts are not necessarily indicative of the compensation actually received or realized upon the vesting or exercise of such equity incentives. The fair value of each option grant is estimated based on the fair market value on the date of grant and using the Black-Scholes option pricing model. The grant date fair value of each stock award is measured based on the closing sales price of our Common Stock on the date of grant, as reported on the Nasdaq Global Select Market. Assumptions used to calculate the fair value of our options are set forth in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 4, 2013. The grant date fair value of performance-based NSOs is based on the maximum estimated future payout.

(6)

The amount shown represents the estimated “threshold” payout under the 2012 Bonus Plan and assumes that (i) the Company achieved the revenue and operating income goals required for the payment of 10% of an officer’s annual bonus opportunity under the 2012 Bonus Plan; and (ii) in the case of Messrs. Miller, Buckly and Grahame, the Company did not achieve any of the objectives required for the payment of an officer’s individual bonus.

(7)

The amount shown represents the estimated “target” payout under the 2012 Bonus Plan and assumes that (i) the Company achieved the revenue and adjusted operating income goals required for the payment of 100% of an officer’s annual bonus opportunity under the 2012 Bonus Plan; and (ii) in the case of Messrs. Miller, Buckly and Grahame, the Company achieved 100% of the objectives required for the payment of an officer’s maximum individual bonus under the 2012 Bonus Plan.

(8)

The amount shown represents the estimated “maximum” payout under the 2012 Bonus Plan and assumes that (i) the Company achieved the revenue and adjusted operating income goals required for the payment of an officer’s maximum annual bonus opportunity (i.e., 81% to 180% of his annual base salary) under the 2012 Bonus Plan; and (ii) the Company achieved 100% of the objectives required for the payment of an officer’s maximum individual bonus under the 2012 Bonus Plan.

(9)

The amount shown represents an estimated “threshold” payout of the number of performance-based RSUs that will become earned and eligible for vesting if the Company achieves 76% of the Operating Profit Target that has been established as a financial performance goal for purposes of the RSUs (i.e., 1% above the threshold performance level at which the RSUs would be forfeited).

(10)

The amount shown represents an estimated “target” payout of the number of performance-based RSUs that will become earned and eligible for vesting if the Company achieves 100% of the Operating Profit Target that has been established as a financial performance goal for purposes of these RSUs.

(footnotes continue on next page)

(11)

The amount shown represents an estimated “threshold” payout of the number of performance-based NSOs that will become earned and eligible for vesting if the Company achieves 76% of the Operating Profit Target that has been established as a financial performance goal for purposes of the options (i.e., 1% above the threshold performance level at which the NSOs would be forfeited).

(12)

The amount shown represents an estimated “target” payout of the number of performance-based NSOs that will become earned and eligible for vesting if the Company achieves 100% of the Operating Profit Target that has been established as a financial performance goal for purposes of these NSOs.

(13)

The amount shown represents an estimated “threshold” payout for 2012 under the Integration Bonus Plan assuming that the Company achieved 85% of each of the target bookings goals and employee rate of attrition goals for 2012.

(14)

The amount shown represents the estimated “target” and maximum payout for 2012 under the Integration Bonus Plan assuming that the Company achieved 100% of each of the target or maximum bookings goals and employee rate of attrition goals for 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth certain information concerning outstanding unexercised or unvested equity awards that were held as of December 31, 2012 by our named executive officers.

Executive Officer	Option Awards										Stock Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date		Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested(2)		Market Value of Shares or Units of Stock That Have Not Vested(3)
Victor Alston	10/06/05 02/19/09 03/12/10 03/12/10 02/08/11 02/08/11 02/02/12 02/02/12 05/11/12 05/11/12 12/13/12	3,750 17,499 32,501 44,687 18,375 — 8,436 — 18,124 — —	(5)	— 2,188 20,313 20,313 23,625 — 36,564 — 126,876 — 60,000	(5)	— — — — — 70,000 — 30,000 — 30,000 —	(7) (8) (8)	$13.98 5.00 8.88 8.88 18.09 18.09 12.74 12.74 11.60 11.60 15.47	09/30/13 02/19/16 03/12/17 03/12/17 02/08/18 02/08/18 02/02/19 02/02/19 05/11/19 05/11/19 12/13/19	(4)	02/19/09 02/08/11 02/02/12 02/02/12 05/11/12 05/11/12 12/13/12	1,094 5,232 12,188 10,000 13,126 10,000 20,000	(6) (6)	$18,576 88,839 206,952 169,800 222,879 169,800 339,600

Thomas B. Miller	03/12/10 03/12/10 02/08/11 02/08/11 02/02/12 02/02/12 12/13/12	44,687 44,687 18,111 — 6,186 — —	(5)	20,313 20,313 23,289 — 26,814 — 20,000	(5)	— — — 51,000 — 22,000 —	(7) (8)	8.88 8.88 18.09 18.09 12.74 12.74 15.47	03/12/17 03/12/17 02/08/18 02/08/18 02/02/19 02/02/19 12/13/19		02/08/11 02/02/12 02/02/12 12/13/12	5,175 8,938 7,300 6,700	(6)	87,872 151,767 123,954 113,766

Errol Ginsberg	10/06/05 05/28/08 02/19/09 03/12/10 03/12/10 02/08/11 02/08/11 03/16/12 03/16/12 12/13/12	6,250 6,250 37,500 22,500 26,250 30,186 — 14,061 — —	(5)	— — 9,375 28,125 43,750 38,814 — 60,939 — 50,000	(5)	— — — — — — 85,000 — 50,000 —	(7) (8)	13.98 7.99 5.00 8.88 8.88 18.09 18.09 12.66 12.66 15.47	09/30/13 05/28/15 02/19/16 03/12/17 03/12/17 02/08/18 02/08/18 03/16/19 03/16/19 12/13/19	(4)	02/08/11 03/16/12 03/16/12 12/13/12	8,607 20,313 16,667 16,700	(6)	140,147 344,915 283,006 283,566

Ronald W. Buckly	05/02/07 02/19/09 03/12/10 03/12/10 02/08/11 02/08/11 02/02/12 02/02/12 06/07/12 12/13/12	129,375 17,812 44,687 44,687 18,111 — 6,186 — 9,375 —	(5)	— 2,188 20,313 20,313 23,289 — 26,814 — 40,625 20,000	(5)	— — — — — 51,000 — 22,000 — —	(7) (8)	8.90 5.00 8.88 8.88 18.09 18.09 12.74 12.74 10.99 15.47	06/30/15 02/19/16 03/12/17 03/12/17 02/08/18 02/08/18 02/02/19 02/02/19 06/07/19 12/13/19	(4)	02/19/09 02/08/11 02/02/12 02/02/12 12/13/12	1,094 5,175 8,938 7,300 6,700	(6)	18,576 87,872 151,767 123,954 113,766

Alan Grahame	12/06/07 02/19/09 03/12/10 03/12/10 02/08/11 02/08/11 02/02/12 02/02/12 12/13/12	20,000 32,812 44,687 44,687 18,111 — 7,311 — —	(5)	— 2,188 20,313 20,313 23,289 — 31,689 — 24,000	(5)	— — — — — 51,000 — 26,000 —	(7) (8)	10.30 5.00 8.88 8.88 18.09 18.09 12.74 12.74 15.47	12/31/15 02/19/16 03/12/17 03/12/17 02/08/18 02/08/18 02/02/19 02/02/19 12/13/19	(4)	12/19/09 02/08/11 02/02/12 02/02/12 12/13/12	1,094 5,175 10,563 8,700 8,000	(6)	18,576 87,872 179,360 147,726 135,840

(footnotes begin on next page)

(1)	Unless otherwise indicated, stock options vest and become exercisable in installments over approximately four years following the date of grant.
(2)	RSUs vest and the shares covered thereby automatically issue in 16 equal quarterly installments over approximately four years following the date of the award.
(3)	Market value of RSUs is based on the closing sales price of a share of Ixia Common Stock of $16.98 on December 31, 2012, as reported on the Nasdaq Global Select Market.
(4)	This date represents the expiration date of the last installment scheduled to vest under the option grant. Each vested installment of this option is exercisable for four years after it vests.
(5)

These options were granted as performance-based NSOs. The number of performance-based NSOs that was earned by the named executive officer and became eligible for vesting was based on the percentage degree to which the Company achieved a Compensation Committee-approved pre-set target of Non-GAAP Operating Profit per Average Number of Shares Outstanding (“Operating Profit Per Share”) for the Company’s combined 2010 and 2011 fiscal years. Based on the combined Operating Profit Per Share achieved by the Company for fiscal 2011 and 2012, each named executive officer earned 100% of his performance-based NSOs, of which 50% vested and became exercisable on March 16, 2012, and the remaining 50% of the earned NSOs vest in eight equal quarterly installments with the first of such installments vesting on June 30, 2012 and one additional installment vesting on the last day of the seven calendar quarters thereafter as long as the named executive officer remains an employee of the Company.

(6)

These RSUs were granted as performance-based RSUs. Up to 100% of these RSUs may be earned and 50% of any earned RSUs will vest and the shares covered thereby will be automatically issued in the first calendar quarter of 2014 based on the extent to which the Company achieves the target Operating Profit Per Share for the Company’s combined 2012 and 2013 fiscal years approved by the Compensation Committee. The remaining 50% of any earned RSUs will vest and the shares covered thereby will be automatically issued in eight equal quarterly installments commencing May 15, 2014 as long as the executive officer remains an employee of the Company.

(7)

These options were granted as performance-based NSOs. The number of performance-based NSOs that was earned by the named executive officer and became eligible for vesting was based on the percentage degree to which the Company achieved a Compensation Committee-approved pre-set target of Operating Profit Per Share for the Company’s combined 2011 and 2012 fiscal years. The Operating Profit Per Share target for the 2011 and 2012 fiscal years where named executive officers would earn 100% of their performance-based NSOs was set at $1.957 per share. Based on a 2011-2012 combined Operating Profit of approximately $1.64 per share, each named executive officer earned approximately 35% of his performance-based NSOs. In recognition of the post-acquisition financial results achieved by Anue and BreakingPoint and the significant efforts undertaken by the Company’s officers with respect to the integration of Anue and BreakingPoint into the Company, the Compensation Committee decided to treat all such performance-based NSOs as earned in full and eligible for vesting. Accordingly, 56.25% of such NSOs vested and became exercisable on April 12, 2013 (i.e., the date on which the Compensation Committee certified the 2011-2012 Operating Profit Target and the degree to which the NSOs had been earned), and the remaining 43.75% of such NSOs will vest in seven equal quarterly installments with the first of such installments vesting on June 30, 2013 and one additional installment vesting on the last day of each of the six calendar quarters thereafter as long as the named executive officer remains an employee of the Company.

(8)

These options were granted as performance-based NSOs. Up to 100% of these options may be earned and 50% of any earned options will vest in the first calendar quarter of 2014 based on the extent to which the Company achieves the target Operating Profit Per Share for the Company’s combined 2012 and 2013 fiscal years approved by the Compensation Committee. The remaining 50% of any earned options will vest in eight equal quarterly installments commencing March 31, 2014 as long as the executive officer remains an employee of the Company.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock option exercises and the vesting of restricted stock units (“RSUs”) during 2012 for our named executive officers.

	Option Awards(1)			Stock Awards(1)
Executive Officer	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(3)
Atul Bhatnagar	850,000	(4)	$4,826,300	16,188	(4)	$202,416
Victor Alston	2,500		3,050	11,386		154,845
Thomas B. Miller	—		—	4,362		58,537
Errol Ginsberg	315,625		1,646,844	8,512		114,096
Ronald W. Buckly	115,625		619,719	8,737		117,667
Alan Grahame	45,000		234,036	9,112		122,660

(1)

All information provided in this table relates to stock options and RSUs awarded under our Amended and Restated 1997 Equity Incentive Plan and our Amended and Restated 2008 Equity Incentive Plan, as amended.

(2)

The value realized equals the difference between the closing sales price of Ixia Common Stock on the exercise date, as reported on the Nasdaq Global Select Market, and the option exercise price, multiplied by the number of shares for which the option was exercised.

(3)

The value realized equals the closing sales price of Ixia Common Stock on the vesting date, as reported on the Nasdaq Global Select Market, multiplied by the number of shares as to which the RSUs vested.

(4)

Includes the exercise of options and vesting of RSUs, as applicable, for which vesting was accelerated in connection with the termination of employment of the Company’s former President and Chief Executive Officer effective May 10, 2012.

Pension Benefits/Nonqualified Deferred Compensation Plans

Ixia’s named executive officers did not receive any benefits in 2012 from Ixia under deferred pension or deferred contribution plans other than benefits under Ixia’s 401(k) Plan described in Footnotes 1 and 5 to the Summary Compensation Table above. Ixia does not maintain a nonqualified deferred contribution or other deferred compensation plan for its executive officers.

Termination of Employment and Change-in-Control Arrangements

Our executive officers, including our named executive officers, are eligible to receive severance compensation and benefits under severance and change-in-control provisions contained in our officer severance plans if their employment is terminated under certain conditions. We believe that these provisions promote the ability of our executive officers to act in the best interests of our Company and its shareholders in the event that a hostile or friendly change-in-control is under consideration without their being unduly influenced by personal considerations, such as fear of losing their jobs as a result of a change-in-control. We also believe that these provisions provide appropriate severance compensation and benefits to our executive officers if they are terminated without cause or terminate their employment for good reason even in the absence of a change-in-control. Furthermore, we believe that severance and change-in-control benefits are effective in recruiting and retaining executive officers.

Under our severance plans, our executive officers are entitled to receive severance compensation and benefits following a termination of their employment, if such termination is non-temporary, involuntary and without cause or if an officer terminates voluntarily his or her employment under certain limited circumstances (e.g., a material diminution in base salary). In addition, if there is a change-in-control in the Company, an eligible officer will receive benefits under the severance plan if his or her employment terminates under certain circumstances in connection with the change-in-control. The amount of the severance compensation and benefits payable upon termination of employment under circumstances entitling an officer to severance can vary depending on which of our severance plans an officer participates in. As a condition of receiving severance benefits, an officer who is entitled to receive benefits under a severance plan must sign a severance agreement that includes, among other provisions, a release of claims he or she may have against us and post-termination non-solicitation, non-disparagement and non-compete provisions.

In September 2000, the Company adopted the Ixia Officer Severance Plan (the “2000 Severance Plan”). Under the 2000 Severance Plan (as originally adopted by the Company), each officer was entitled to severance pay based on a formula that took into account his highest annual compensation, the number of years employed by us and the highest office attained prior to termination. If there were a change-in-control in the Company, an eligible officer would receive benefits under the 2000 Severance Plan if the officer resigned (i) for any reason within one year following the change-in-control or (ii) for “good reason” within two years following the change-in-control.

Effective January 1, 2009, upon the recommendation of our Compensation Committee, our Board in effect adopted a second officer severance plan by amending and restating the 2000 Severance Plan (as so amended and restated, the “2009 Severance Plan”), while also retaining the 2000 Officer Severance Plan as in effect on December 31, 2008 as a separate officer severance plan in substantially its then current form. The 2009 Severance Plan provides for, among other things, changes to the calculation of severance benefits and the addition of provisions for the acceleration of the vesting of all or a portion (depending on the circumstances) of the equity incentives held by an eligible officer upon a qualifying termination of employment. Each executive officer was afforded an opportunity to irrevocably elect whether to remain a participant in the 2000 Severance Plan or to become a participant in the 2009 Severance Plan. The 2009 Severance Plan currently applies to all executive officers other than the three named executive officers (i.e., Messrs. Ginsberg, Miller and Alston) who elected to remain participants under the 2000 Severance Plan as in effect prior to the adoption of the 2009 Severance Plan.

In March 2011, the Board amended the 2000 Severance Plan to terminate the “single trigger” right of an eligible officer to elect severance benefits under the 2000 Severance Plan if he or she terminates his or her employment unilaterally, without good reason and within one year following a change-in-control. The amendment became effective with respect to all eligible officers (i.e., Messrs. Ginsberg, Miller and Alston) under the 2000 Severance Plan on March 22, 2012. Under the 2000 Severance Plan as amended in March 2011, in the event of a change-in-control, an eligible officer is now entitled to receive severance benefits in the event of a voluntary termination only if the officer terminates his or her employment for good reason within two years after such change-in-control.

Severance benefits under both the 2000 Severance Plan and the 2009 Severance Plan include continuation, at our expense, of health care insurance for a period of 18 months following termination of employment. Severance benefits are not payable if termination of an eligible officer’s employment occurs under certain circumstances specified in the 2000 or 2009 Severance Plan, as applicable, including as a result of retirement or a termination of an officer by the Company for “cause” (as defined in the applicable Plan).

The Board adopted the 2009 Severance Plan principally to provide severance benefits that were deemed to be more competitive with the benefits offered by certain of our then peer group companies. Based in part on the 2000 Severance Plan, the 2009 Severance Plan also reflected then current market data concerning, and trends and developments in, severance and change-in-control benefits and practices. Although there are many similarities between the provisions contained in the 2009 Severance Plan and the 2000 Severance Plan, the 2009 Severance Plan differs from the 2000 Severance Plan in several material respects. The principal differences between the 2009 Severance Plan and the 2000 Severance Plan include:

•

The 2009 Severance Plan changes the formula for paying severance benefits in a non-change-in-control context by reducing the number of years of service categories used in calculating cash severance compensation from four categories under the 2000 Severance Plan (i.e., less than one year, one year to less than three years, three years to less than five years and five or more years) to two categories under the 2009 Severance Plan (i.e., less than one year and one year or more). The formula also no longer differentiates among four officer categories; the only categories under the 2009 Severance Plan are for the Chief Executive Officer and officers other than the Chief Executive Officer. The percentage multipliers against annual compensation for the purpose of calculating general severance cash benefits has been changed in the 2009 Severance Plan to (a) either 100% or 200%, depending on years of service, for the Chief Executive Officer (as compared to a range under the 2000 Severance Plan of from 65% to 300% depending on years of service) and (b) either 50% or 100%, depending on years of service, for other eligible officers (as compared to a range under the 2000 Severance Plan of 50% to 140%, depending on the officer’s position and years of service).

•

Unlike the 2000 Severance Plan, the 2009 Severance Plan provides for a separate formula for payments upon a change-in-control. In such case, under the 2009 Severance Plan, the Chief Executive Officer would be paid 200% of his annual compensation and the other eligible officers would be paid 125% of their annual compensation. The 2009 Severance Plan no longer provides that the severance benefits payable upon a change-in-control depend in part on the length of time the eligible officer was employed by the Company.

•

The 2009 Severance Plan generally provides that in the event of a change-in-control, all unvested equity awards (other than rights granted under the Company’s Employee Stock Purchase Plans and rights granted after the effective date of the change-in-control) would automatically vest if an eligible officer’s employment is terminated by the Company without cause within two years following a change-in-control. In the case of stock options, such options would immediately become exercisable in full and remain exercisable for at least one year following termination of employment. The 2009 Severance Plan also provides that in the event of a qualifying non-change-in-control termination of employment, the vesting of equity awards (other than rights granted under the Company’s Employee Stock Purchase Plans) would accelerate for awards scheduled to vest within 12 months following the termination of employment, and all vested awards would remain exercisable for at least 90 days following termination. Under the 2000 Severance Plan, there are no comparable provisions for the acceleration of equity incentive awards in the event of a termination of employment either following a change-in-control or in connection with a qualifying non-change-in-control termination of employment.

•

The 2009 Severance Plan does not define “annual compensation” as the highest annual cash compensation paid by the Company to an eligible officer during the employment period; rather, in the change-in-control context, it is cash compensation during the most recent calendar year (defined as base salary plus target bonus), and in the non-change-in-control context, it is the officer’s current annual base salary rate plus the average annual bonus earned by the officer over the prior three-year period.

•	The 2009 Severance Plan includes changes from the 2000 Severance Plan in the definitions of “cause” and “good reason.”

General Severance Compensation. Under each of the 2000 Severance Plan and the 2009 Severance Plan, the eligible officers are entitled to receive general severance compensation and benefits if their employment terminates under certain conditions, other than in connection with a change-in-control of the Company. The circumstances under which an eligible officer is entitled to general severance compensation and benefits include but are not limited to the officer’s termination by Ixia other than for “cause” (as defined in each Plan) and the officer’s voluntary termination following a material reduction (e.g., more than 10%) in his or her annual base salary.

The amount of general severance cash compensation that an eligible officer is entitled to receive is calculated based on a formula that takes into account (i) in the case of the 2009 Severance Plan, the officer’s most recent annual compensation (defined as provided above) or, in the case of the 2000 Severance Plan, the officer’s highest annual compensation (defined as provided above), (ii) the length of the officer’s employment with the Company and (iii) the officer’s position. Specifically, under the 2009 Severance Plan, the Company’s Chief Executive Officer is eligible to receive general severance cash compensation equal to 100% of annual compensation if he or she has been employed by the Company for less than one year prior to termination or 200% of such compensation if he or she has been employed for one or more years prior to termination. Other eligible officers are eligible to receive general severance cash compensation equal to 50% of annual compensation if they have been employed by the Company for less than one year prior to termination or 100% of annual compensation if they have been employed by the Company for one or more years prior to termination.

Under the 2000 Severance Plan, the Company’s three named executive officers who have elected to continue their participation in that Plan are eligible to receive general severance cash compensation (without any accelerated vesting of equity incentive awards) equal to the following specified percentages of highest annual compensation based on years of service and the highest office attained prior to termination (each of Messrs. Ginsberg, Miller and Alston has served as an executive officer of the Company for more than five years):

Length of Employment Period	Ginsberg	Miller	Alston
≥One Year but <Three Years	N/A	N/A	N/A
≥Three Years but <Five Years	N/A	N/A	N/A
≥ Five Years	300%	140%	300%

Under the 2009 Severance Plan, if an eligible officer is entitled to receive general severance compensation and benefits, then upon termination of employment the vesting of his or her equity incentive awards (other than under the Company’s Employee Stock Purchase Plans) will generally be accelerated by 12 months and, in the case of exercisable securities, will remain exercisable for the longer of (i) the period specified in the applicable equity award agreement or (ii) 90 days following the termination of the officer’s employment with the Company.

Change-in-Control Severance Compensation. In the event of a change-in-control (as defined in the 2009 Severance Plan) of the Company and in lieu of the general severance compensation and benefits described above, an eligible officer is entitled to receive change-in-control severance compensation and benefits under the 2009 Severance Plan if, in connection with or within two years following the change-in-control, the officer elects for “good reason” (as defined in the 2009 Severance Plan) to terminate his or her employment with the Company or an acquiror or is terminated by the Company or an acquiror without “cause” (as defined in the 2009 Severance Plan). In the event of a change-in-control (as defined in the 2000 Severance Plan) of the Company, an eligible officer is currently entitled to receive change-in-control severance compensation and benefits under the 2000 Severance Plan if within two years following the change-in-control, the officer elects to terminate his or her employment with the Company for good reason.

The amount of change-in-control severance cash compensation that an eligible officer is entitled to receive under the 2009 Severance Plan is calculated based on the officer’s most recent annual compensation (as defined above). Specifically, the Company’s Chief Executive Officer is eligible to receive change-in-control severance compensation equal to 200% of annual compensation, and other eligible officers are eligible to receive change-in-control severance compensation equal to 125% of such compensation. If an eligible officer is entitled to receive change-in-control severance compensation as a result of a termination by the Company or an acquiror without cause, then upon termination of employment the vesting of his or her equity incentive awards (other than under the

Company’s Employee Stock Purchase Plans), will generally vest to the extent then unvested and, in the case of exercisable securities, will remain exercisable for the longer of (a) the period specified in the applicable equity award agreement or (b) one year following the termination of the officer’s employment. The amount of change-in-control cash compensation that an eligible officer is entitled to receive under the 2000 Severance Plan is the same as the amount that he or she would receive as general severance compensation under the 2000 Severance Plan.

Potential Amounts Payable under our Severance Plans. Each of our current named executive officers qualifies as an eligible officer in the applicable officer severance plan in which he participates. Because the amount of severance compensation and benefits payable to our named executive officers under the 2000 Severance Plan and the 2009 Severance Plan could vary depending on a number of factors, including an officer’s length of employment with the Company as of his termination date, upon the Board’s adoption of the 2009 Severance Plan our executive officers were provided an option to choose which severance plan they wanted to participate in. As noted above, Messrs. Ginsberg, Miller and Alston elected to remain as participants in the 2000 Severance Plan, while Messrs. Buckly and Grahame elected to participate in the 2009 Severance Plan.

Each eligible officer is entitled to severance pay based on a formula set forth in the applicable severance plan. Table 1 below sets forth the potential general severance compensation and benefits to which each named executive officer would be entitled if his employment terminated as of December 31, 2012 under circumstances entitling him to severance benefits in a “non-change-in-control” termination. Table 2 below sets forth the potential severance cash compensation and benefits to which each named executive officer would be entitled if his employment terminated as of December 31, 2012 in connection with a change-in-control and under circumstances entitling him to severance benefits.

Table 1

	Severance Compensation in a Non-Change-in-Control Termination
Executive Officer(1)	General Severance Compensation	Market Value of Unexercisable Options that Vest ($)(2) (3)	Market Value of Restricted Stock Units that Vest ($)(2) (4)	Total Non- Change-in-Control Compensation ($)
Victor Alston	$1,762,152	N/A	N/A	$1,762,152
Thomas B. Miller	739,795	N/A	N/A	739,795
Errol Ginsberg	2,356,731	N/A	N/A	2,356,731
Ronald W. Buckly	477,357	406,867	132,766	1,016,990
Alan Grahame	449,532	339,862	146,775	936,169

Table 2

	Severance Compensation if Termination in connection with or following a Change-in-Control
Executive Officer	General Severance Cash Compensation	Market Value of Unexercisable Options that Vest ($)(2) (3)	Market Value of Restricted Stock Units that Vest ($)(2) (4)	Total Change-in-Control Compensation ($)
Victor Alston	$1,762,152	N/A	N/A	$1,762,152
Thomas B. Miller	739,795	N/A	N/A	739,795
Errol Ginsberg	2,356,731	N/A	N/A	2,356,731
Ronald W. Buckly	726,000	835,797	495,934	2,057,731
Alan Grahame	704,000	636,124	569,373	1,909,497

(1)

Messrs. Buckly and Grahame have each elected to participate in the 2009 Severance Plan, and their severance compensation is calculated in accordance with the terms of that Plan. Messrs. Ginsberg, Miller and Alston have each elected to continue their participation in the 2000 Severance Plan, and their severance compensation is calculated in accordance with the terms of that Plan.

(2)

As participants in the 2000 Severance Plan, Messrs. Miller, Ginsberg and Alston are not entitled under the terms of such Plan to acceleration of their equity incentives in connection with the termination of their employment for any reason.

(3)

Represents the market value upon acceleration of stock options held as of December 31, 2012. The market value equals the difference between the closing sales price of a share of Ixia Common Stock of $16.98 on December 31, 2012 as reported on the Nasdaq Global Select Market and the option exercise price, multiplied by the number of options for which vesting is accelerated.

(4)

Represents the market value upon acceleration of RSUs held as of December 31, 2012. The market value of RSUs is based on the closing sales price of a share of Ixia Common Stock of $16.98 on December 31, 2012 as reported on the Nasdaq Global Select Market, multiplied by the number of RSUs for which vesting is accelerated.

Severance benefits also include continuation, at our expense, of health care insurance for 18 months, and in the case of participants in the 2000 Severance Plan, term life insurance, following termination of employment.

In connection with the termination in May 2012 of Atul Bhatnagar, our former President and Chief Executive Officer, we entered into under the 2009 Severance Plan an employment separation agreement with Mr. Bhatnagar pursuant to which we agreed to:

•	pay him the sum of $1,584,477 in 12 equal monthly installments commencing in June 2012;

•	provide him with various severance benefits (e.g., confirmed health care insurance and term life insurance to which he was entitled in accordance with the terms of the 2009 Severance Plan); and

•	accelerate the vesting of 167,650 nonstatutory stock options and 12,950 restricted stock units.

Our expense for maintaining Mr. Bhatnagar’s health insurance for 18 months is $22,902. The value of the accelerated vesting of the restricted stock units was $152,163 (based on the closing sales price of a share of Ixia Common Stock on the date of termination multiplied by the number of RSUs for which vesting was accelerated), and the value of the accelerated vesting of the nonstatutory stock options was $540,125 (based on the difference between the closing sales price of a share of Ixia Common Stock on the date of termination and the option exercise price, multiplied by the number of options for which vesting was accelerated).

Under Section 280G of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), an employer will lose a deduction for tax purposes with respect to a “parachute payment” payable upon a change in the employer’s control or ownership and a 20% excise tax will be imposed on the recipient of a parachute payment. A parachute payment is generally defined as any payment in the nature of compensation paid to an officer or highly compensated individual which is contingent on a change-in-control or ownership, provided that the aggregate value of all such payments is at least three times the recipient’s base amount (i.e., the recipient’s average taxable compensation for the five years prior to the year in which the change-in-control occurs). In the event that an officer’s severance benefits upon termination will exceed three times the officer’s base compensation for purposes of Section 280G of the Internal Revenue Code, then the benefits payable to the officer under our Severance Plan will automatically be reduced by the minimum amount necessary to ensure that the benefits do not constitute a parachute payment under Section 280G.

Director Compensation

The following table shows compensation information for Ixia’s non-employee directors for 2012:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Laurent Asscher	$44,000	$60,320	$41,439	$145,759
Jonathan Fram	55,500	60,320	41,439	157,259
Gail Hamilton	65,500	60,320	41,439	167,259
Jon F. Rager	60,000	60,320	41,439	161,759

(1)

Only non-employee members of the Board are eligible to receive compensation for serving on the Board. Because Messrs. Ginsberg, Bhatnagar and Alston served concurrently as executive officers of the Company and members of the Board in 2012, they did not receive any additional compensation as members of the Board. Information concerning the compensation paid to Messrs. Ginsberg, Bhatnagar and Alston as executive officers is set forth in the “Summary Compensation Table” below.

(2)

Amounts shown reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 of the restricted stock units and the nonstatutory stock options granted to such directors upon their re-election to the Board at the 2012 annual shareholders meeting and are not necessarily indicative of the compensation that our directors will actually realize. The grant date fair value of each stock award is measured based on the closing sales price of our Common Stock on the date of grant as reported on the Nasdaq Global Select Market (i.e., $11.60 per share). The grant date fair value of each option grant is estimated based on the fair value on the date of grant and using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of our options are set forth in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on April 4, 2013. As of December 31, 2012, each of our then serving non-employee directors held RSUs covering 2,600 shares and nonstatutory stock options to purchase 15,000 shares.

Non-Employee Director Fee Schedule for 2012

The table below sets forth the amounts that were paid to non-employee directors during 2012 and that we currently pay to our non-employee directors as quarterly retainers and meeting attendance fees.

Retainers and Fees	Board of Directors		Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Quarterly Retainer (non-Chair)	$8,750		$2,500	$2,250	$0
Quarterly Retainer (Chair)	N/A	*	5,875	4,750	0
Meeting Attendance Fees	0		0	0	1,500

*	Mr. Ginsberg currently serves as Chairman of the Board, but does not receive any retainer or other compensation as Chairman of the Board because he is also an officer and employee of the Company.

No attendance fees are payable to Committee members for attending a Committee meeting except in the case of meetings of the Nominating and Corporate Governance Committee because members of such Committee are not paid a retainer. Messrs. Ginsberg and Alston do not receive any cash, equity or other compensation for serving as members of the Board because they are officers and employees of the Company and as a result are not eligible to receive any compensation as Board members.

The total amount of cash compensation paid to all non-employee directors for 2012 was $225,000. We also reimburse all directors for reasonable expenses incurred in connection with attending Board and Committee meetings.

Our non-employee directors are eligible to be awarded equity incentives under our Amended and Restated 2008 Equity Incentive Plan, as amended. Following the 2012 Annual Meeting, the Board awarded each non-employee director 5,200 restricted stock units and 10,000 nonstatutory stock options. The restricted stock units vest and the shares covered thereby are automatically issued in four equal quarterly installments over one year as long as the director remains a member of the Board. The nonstatutory stock options have an exercise price per share of $11.60, vest and become exercisable in four equal quarterly installments as long as the director remains a member of the Board, and have a term of seven years. The Board will consider and is expected to approve the award of additional equity incentives to its non-employee directors at the Board meeting following the Annual Meeting.

Stock Ownership Guidelines

In March 2011, the Board adopted stock ownership guidelines to more closely align the interests of our directors with those of our shareholders. The guidelines require each non-employee director to acquire and hold shares of Ixia Common Stock having a value not less than five times the value of his or her annual Board retainer (i.e., five times $35,000, or $175,000). The Company does not currently have any equity ownership requirements for its executive officers or its employee directors. As of March 1, 2013, all of our directors, including both our non-employee directors and employee directors, met the stock ownership guidelines. There is no requirement that a director, officer or any employee hold any shares acquired upon the exercise of a stock option or issued upon the vesting of an RSU for any specified period of time following such exercise or vesting.

Compensation Committee Interlocks and Insider Participation

During 2012, the Compensation Committee consisted of Ms. Hamilton (Chair) and Messrs. Asscher and Fram, all of whom during their tenure on the Committee were non-employee directors of the Company. No member of the Compensation Committee was at any time during 2012 or at any other time an officer or employee of the Company or any of its subsidiaries. No member of the Compensation Committee had any relationship with the Company during 2012 requiring disclosure under Item 404 of Regulation S-K. None of the Company’s executive officers serves, or in 2012 has served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on Ixia’s Board of Directors or Compensation Committee.

Compensation Committee Report

The information contained in this report by the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for 2012. Based on such review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, the inclusion of the Compensation Discussion and Analysis in the Company’s proxy statement for its 2013 Annual Meeting and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COMPENSATION COMMITTEE

Gail Hamilton
Laurent Asscher
Jonathan Fram

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We currently maintain equity compensation plans that provide for the issuance of our Common Stock to our officers, employees and directors upon the exercise or vesting of stock options and restricted stock units. These plans are:

•	our Amended and Restated 1997 Equity Incentive Plan (the “1997 Plan”), which terminated in May 2008,

•	our Amended and Restated 2008 Equity Incentive Plan, as amended (the “2008 Plan”), and

•	our 2010 Employee Stock Purchase Plan, as amended (the “2010 ESPP”).

All of these plans have been approved by our shareholders.

The following table summarizes information about outstanding stock options, restricted stock units and shares reserved for future issuance as of December 31, 2012 under the Company’s equity incentive plans described above:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
1997 Plan	396,519	(2)	$8.97	0
2008 Plan	7,629,333	(3)	12.59	4,176,324
2010 ESPP	—		—	582,193	(4)

Total	8,025,852		$12.37	4,758,517

(1)	The weighted-average exercise price of outstanding options does not take into account outstanding RSUs since they do not have an exercise price.
(2)	All such shares are issuable upon the exercise of outstanding stock options.
(3)	Represents 5,937,098 shares of Ixia Common Stock issuable upon the exercise of outstanding stock options and 1,692,235 shares of Ixia Common Stock issuable upon the vesting of outstanding RSUs.
(4)

On May 1 of each year, the number of shares authorized and reserved for issuance under the 2010 ESPP automatically increases by the lesser of (i) 500,000 shares; (ii) a number of shares equal to 1.0% of the Company’s outstanding shares on the last day of our prior fiscal year; or (iii) an amount determined by the Board. On May 1 2012, the number of shares authorized and reserved for issuance under the 2010 ESPP was increased by 500,000 shares.

Common Stock Ownership Of Principal Shareholders And Management

The following table summarizes information regarding beneficial ownership of our Common Stock as of March 1, 2013 by: (a) each person who is known to own beneficially more than 5% of the outstanding shares of our Common Stock, (b) each of our directors, (c) each of our executive officers named in the Summary Compensation Table below, and (d) all of our current executive officers and directors as a group. Unless otherwise indicated below, each beneficial owner named in the table may be reached c/o Ixia, 26601 West Agoura Road, Calabasas, California 91302.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class
Laurent Asscher	13,153,801	(2)	17.5%

Addington Hills Ltd. Bayside Executive Park, Building No. 1 West Bay Street, P.O. Box N-4837 Nassau, Bahamas C5	7,283,165	(3)	9.7%

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	5,139,450	(4)	6.9%

Errol Ginsberg	4,853,171	(5)	6.5%

Ronald W. Buckly	883,467	(6)	1.2%

Victor Alston	251,112	(7)	*

Thomas B. Miller	243,865	(8)	*

Atul Bhatnagar	231,124	(9)	*

Jon F. Rager	186,967	(10)	*

Alan Grahame	174,822	(11)	*

Jonathan Fram	46,134	(12)	*

Gail Hamilton	43,634	(13)	*

Executive officers and directors as a group (12 persons)	20,045,701	(14)	26.3%

*	Less than one percent.
(1)

Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)

Based on an Amendment No. 1 to Schedule 13D filed with the SEC on April 12, 2011, wherein Katelia Capital Group Ltd. (“Katelia Capital”), as the record owner of the shares, The Katelia Trust, as the beneficial owner of Katelia Capital, Butterfield Trust (Switzerland) Limited, as trustees of The Katelia Trust, and Laurent Asscher, as an advisor to Katelia Capital, reported that, as of April 7, 2011, they shared voting and dispositive power as to 13,108,000 of such shares. Also includes 28,301 shares owned by Mr. Asscher as to which he has sole voting and dispositive power and 17,500 shares subject to options held by Mr. Asscher which vest within 60 days after March 1, 2013. Mr. Asscher is a director of the Company. The address of Katelia Capital is Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands.

(3)

Based on (i) an Amendment No. 3 to Schedule 13G filed with the SEC on February 13, 2013, wherein Addington Hills Ltd. (“Addington”), as the record owner of the shares, The Tango Trust (“Tango”), as the beneficial owner of the equity interest in Addington, and Rhone Trustees (Bahamas) Ltd. (the “Trustee”), as trustees of The Tango Trust, reported that as of December 31, 2012, they shared voting and dispositive power as to 8,168,165 shares; and (ii) a Statement of Changes in Beneficial Ownership on Form 4 filed with the SEC on January 31, 2013, wherein Addington, Tango and the Trustee reported ownership of 7,283,165 shares as of January 30, 2013.

(4)

Based on a Schedule 13G filed with the SEC on January 30, 2013 wherein BlackRock, Inc. (“BlackRock”), on behalf of itself and its affiliated companies, reported that, as of December 31, 2012, it had sole voting and sole dispositive power as to all such shares.

(5)

Includes 4,292,486 shares held by the Errol Ginsberg and Annette R. Michelson Family Trust, of which Mr. Ginsberg and Annette R. Michelson (Mr. Ginsberg’s spouse) are trustees and as to which shares they share voting and investment power. Also includes 220,435 shares subject to options held by Mr. Ginsberg which are exercisable or become exercisable within 60 days after March 1, 2013.

(6)

Includes (i) 2,400 shares held by Mr. Buckly’s child; (ii) 2,400 shares held by Mr. Buckly’s brother-in-law as custodian for Mr. Buckly’s minor child under the California Uniform Transfers to Minors Act; (iii) 303,883 shares subject to options held by Mr. Buckly which are exercisable or become exercisable within 60 days after March 1, 2013; and (iv) 240,000 shares held by a limited liability company for the benefit of Mr. Buckly’s two children. Mr. Buckly serves as the manager of the limited liability company.

(footnotes continue on next page)

(7)	Includes 211,309 shares subject to options held by Mr. Alston which are exercisable or become exercisable within 60 days after March 1, 2013.
(8)	Includes 142,209 shares subject to options held by Mr. Miller which are exercisable or become exercisable within 60 days after March 1, 2013.
(9)	All such shares are held by the Bhatnagar Revocable Trust, of which Mr. Bhatnagar and his wife are trustees and as to which shares they each have voting and investment power.
(10)

Includes 184,467 shares held by the Rager Family Trust, of which Mr. Rager and his wife are trustees and as to which shares they share voting and investment power. Also includes 2,500 shares subject to options held by Mr. Rager which vest within 60 days after March 1, 2013.

(11)	Includes 160,321 shares subject to options held by Mr. Grahame which are exercisable or become exercisable within 60 days after March 1, 2013.
(12)	Includes 17,500 shares subject to options held by Mr. Fram which are exercisable or become exercisable within 60 days after March 1, 2013.
(13)	Includes 17,500 shares subject to options held by Ms. Hamilton which are exercisable or become exercisable within 60 days after March 1, 2013.
(14)	Includes 1,276,003 shares subject to options held by current executive officers and directors as a group, which options are exercisable or become exercisable within 60 days after March 1, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

It is the policy and practice of our Board to review information concerning “related party transactions” which are transactions between Ixia and related persons in which the aggregate amount exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Related persons include our directors, director nominees and executive officers and their immediate family members. If the determination is made that a related person has a material interest in a transaction involving the Company, then the Audit Committee and the disinterested members of our Board would review and, if appropriate, approve or ratify it, and we would disclose the transaction in accordance with SEC rules. If the related person is a member of our Board, or a family member of a director, then that director would not participate in any discussions or deliberations involving the transaction at issue. Although the Company’s policy for the review and approval of related party transactions is not in writing, the charter for the Audit Committee provides that one of the Audit Committee’s responsibilities is the review and approval of related party transactions. The Company’s General Counsel from time to time advises the Audit Committee and the Board on the application of the policy.

There were no transactions since the beginning of 2012, and there is no currently proposed transaction, in which Ixia was or is to be a participant in which any related person had or will have a material interest.

Director Independence

Ixia’s directors meet the standards for director independence under listing standards established by The NASDAQ Stock Market LLC (“Nasdaq”) and under the rules of the SEC. An “independent director” means a person other than an executive officer or employee of Ixia, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For a director to be considered independent and among other criteria, the Board must affirmatively determine that neither the director nor an immediate family member of the director has had any direct or indirect material relationship with Ixia within the last three years.

The Board considered relationships, transactions and/or arrangements between the Company and each of our directors and director nominees in determining whether he or she was independent. The Board has affirmatively determined that each current member of the Board, other than Messrs. Ginsberg and Alston, is an independent director under applicable Nasdaq listing standards and SEC rules. Messrs. Ginsberg and Alston do not meet the independence standards because each is an executive officer and employee of Ixia.

Item 14. Principal Accounting Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2011 and 2010:

Fee Category	2012	2011
Audit Fees	$957,000	$992,349
Audit-Related Fees	416,250	61,900
Tax Fees	237,919	55,235
All Other fees	1,800	1,800

Total fees	$1,612,969	$1,111,284

Audit Fees consisted of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements, the review of the Company’s financial statements included in its quarterly reports on Form 10-Q and the audit of the Company’s internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. These fees also include fees for services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consisted of fees billed for professional services that are reasonably related to the performance by PricewaterhouseCoopers LLP of audit or review of the Company’s consolidated financial statements but are not reported under “Audit Fees.” Such fees related primarily to acquisition-related work in 2012 and 2011.

Tax Fees consisted of fees billed for professional services performed by PricewaterhouseCoopers LLP for state, federal and international tax compliance, tax advice and tax planning. In 2012 and 2011, these fees were incurred primarily for state, federal and international tax compliance services.

All Other Fees consisted of fees billed for services other than the services reported above. In each of 2012 and 2011, these fees consisted of fees for accounting research literature.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. In accordance with the Audit Committee’s pre-approval policy, the Audit Committee has also delegated to the Chairman of the Audit Committee the authority to pre-approve services to be performed by the Company’s independent registered public accounting firm. The Audit Committee may also pre-approve particular services on a case-by-case basis. The independent registered public accounting firm and management periodically report to the Audit Committee regarding the extent of services provided by such firm in accordance with these pre-approvals and the fees for the services performed to date.

The Audit Committee periodically reviews the audit and non-audit services performed by PricewaterhouseCoopers LLP, and the Audit Committee has considered whether the provision by PricewaterhouseCoopers LLP of non-audit services to the Company is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(3)	Exhibits

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2013	IXIA

/s/ Victor Alston
Victor Alston
President and Chief Executive Officer