Form 10-Q
period 2013-03-31
IXIA
filed 2013-05-10
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Non-accelerated filer (Do not check if a smaller reporting company)  [   ]                         Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	75,270,635
(Class of Common Stock)	(Outstanding at April 24, 2013)

IXIA

TABLE OF CONTENTS

Page Number

PART I.        FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$65,337	$47,508
Short-term investments in marketable securities	139,753	126,851
Accounts receivable, net	99,853	103,523
Inventories	36,305	37,220
Prepaid expenses and other current assets	43,790	42,942
Total current assets	385,038	358,044

Investments in marketable securities	3,167	3,119
Property and equipment, net	29,205	28,763
Intangible assets, net	147,099	157,003
Goodwill	260,457	260,457
Other assets	11,814	11,863
Total assets	$836,780	$819,249

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,445	$12,114
Accrued expenses and other	44,208	52,525
Deferred revenues	65,280	66,096
Total current liabilities	121,933	130,735

Deferred revenues	10,602	8,695
Other liabilities	33,646	32,321
Convertible senior notes	200,000	200,000
Total liabilities	366,181	371,751

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at March 31, 2013 and December 31, 2012; 75,219 and 74,126 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	166,728	158,933
Additional paid-in capital	176,360	168,980
Retained earnings	125,401	117,296
Accumulated other comprehensive income	2,110	2,289
Total shareholders’ equity	470,599	447,498

Total liabilities and shareholders’ equity	$836,780	$819,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2013	2012
		(Restated)
Revenues:
Products	$96,636	$69,607
Services	26,147	17,051
Total revenues	122,783	86,658

Costs and operating expenses:(1)
Cost of revenues - products	21,387	14,782
Cost of revenues - services	3,025	2,130
Research and development	29,712	20,851
Sales and marketing	35,041	24,607
General and administrative	12,058	11,516
Amortization of intangible assets	10,138	4,045
Acquisition and other related	1,272	425
Restructuring	58	—
Total costs and operating expenses	112,691	78,356

Income from operations	10,092	8,302
Interest income and other, net	207	110
Interest expense	(1,943)	(1,800)
Income before income taxes	8,356	6,612
Income tax expense	251	1,445
Net income	$8,105	$5,167

Earnings per share:
Basic	$0.11	$0.07
Diluted	$0.11	$0.07

Weighted average number of common and common equivalent shares outstanding:
Basic	74,718	70,580
Diluted	76,919	72,954

(1) Stock-based compensation included in:
Cost of revenues - products	$153	$96
Cost of revenues - services	58	37
Research and development	2,448	1,279
Sales and marketing	2,015	1,023
General and administrative	2,205	1,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Comprehensive Income
 (in thousands)
(unaudited)

	Three months ended
	March 31,
	2013	2012
		(Restated)

Net income	8,105	5,167

Other comprehensive income, net of tax:
Change in unrealized gains and losses on investments	144	1,084
Cumulative translation adjustment	(322)	(297)

Total other comprehensive income, net of tax	(178)	787

Comprehensive income	$7,927	$5,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income	$8,105	$5,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,794	3,700
Amortization of intangible assets	10,138	4,045
Stock-based compensation	6,880	4,101
Deferred income taxes	(1,561)	(317)
Tax benefit from stock option transactions	500	657
Excess tax benefits from stock-based compensation	(555)	(597)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	3,670	2,000
Inventories	915	443
Prepaid expenses and other current assets	(1,387)	60
Other assets	48	101
Accounts payable	331	4,943
Accrued expenses and other	(8,324)	4,619
Deferred revenues	1,091	4,881
Other liabilities	2,941	54

Net cash provided by operating activities	26,586	33,857

Cash flows from investing activities:
Purchases of property and equipment	(4,559)	(4,754)
Purchases of available-for-sale securities	(40,216)	(81,173)
Proceeds from available-for-sale securities	27,501	52,417
Purchases of other intangible assets	(234)	(206)
Payments in connection with acquisitions, net of cash acquired	401	—

Net cash used in investing activities	(17,107)	(33,716)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,795	5,947
Excess tax benefits from stock-based compensation	555	597

Net cash provided by financing activities	8,350	6,544

Net increase in cash and cash equivalents	17,829	6,685
Cash and cash equivalents at beginning of period	47,508	42,729
Cash and cash equivalents at end of period	$65,337	$49,414

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

2.             Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. The results of operations for the current interim period presented is not necessarily indicative of results to be expected for the full year ending December 31, 2013 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation. Income taxes payable is now presented within Accrued expenses and other on our consolidated balance sheets and consolidated statements of cash flows.

Restatement

The Company has restated herein its unaudited interim consolidated financial statements as of and for the quarter ended March 31, 2012. See Note 13 for additional information.

Recent Accounting Pronouncements

In June 2011, the FASB issued disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminated the then current option to report other comprehensive income and its components in the statement of changes in equity.  Under this guidance, we are required to present either a single continuous statement of comprehensive income or a consolidated statement of operations immediately followed by a statement of comprehensive income. Although this guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under the previous guidance. We adopted this guidance in the first quarter of 2012 on a retrospective basis. There was no impact to our consolidated financial results as the adoption of this guidance related only to changes in financial statement presentation. In February 2013, FASB issued finalized disclosure guidance related to the amounts reclassified from accumulated other comprehensive income.  Under this guidance, we are required to show reclassifications from accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location with the effect of significant amounts reclassified by component and the financial statement line items affected by the reclassification. The effective date for this disclosure guidance is for fiscal years beginning after December 15, 2012. We adopted this new guidance on January 1, 2013.  The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

Acquisition and other related costs, including integration activities, approximated $223,000 for the three months ended March 31, 2013.  These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and Other Related line item on our condensed consolidated statements of operations.

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

Acquisition and other related costs, including integration activities, approximated $1.0 million for the three months ended March 31, 2013.  These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and Other Related line item on our condensed consolidated statements of operations.

In connection with the acquisition, we may be obligated to pay up to $3.8 million to certain pre-acquisition employees of BreakingPoint over a weighted average period of less than two years provided they remain employees of Ixia. For the three months ended March 31, 2013, $662,000 has been recorded within the Acquisition and Other Related line item on our condensed consolidated statements of operations. As of March 31, 2013, $1.1 million of payments have been made to date.

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

Pro Forma and Post Acquisition Results (Unaudited)

The following table summarizes the unaudited pro forma total revenues and net income of the combined entities, including Ixia, had the acquisitions of Anue and BreakingPoint occurred on January 1, 2011 (in thousands):

Three Months Ended
March 31,
2012

Total revenues	$108,829
Net income	1,253

The pro forma combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among others items, reductions in revenues related to the estimated fair value adjustment to deferred revenues, certain acquisition related costs, amortization of identifiable intangible assets, and the related income tax effects for these adjustments. The pro forma combined results, as well as those of Anue and BreakingPoint included in the Company’s results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

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

Activity related to our restructuring plan is as follows (in thousands):

Accrual at December 31, 2012	$1,026
Charges	58
Payments	(310)
Other or non-cash items	(124)
Accrual at March 31, 2013	$650

5.             Convertible Senior Notes

On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”). The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011.

As of March 31, 2013, the estimated fair value of our Notes was approximately $258.3 million. The fair values of the Notes were estimated using market prices of the Notes, which are based on Level 2 inputs (i.e. inputs, other than the quoted prices in active markets, that are observable either directly or indirectly).

6.            Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of March 31, 2013 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. government and agency debt securities	$53,089	$41	$—	$53,130
Corporate debt securities	85,387	1,254	(18)	86,623
	138,476	1,295	(18)	139,753
Available-for-sale – long-term:
Auction rate securities	820	2,347	—	3,167
	820	2,347	—	3,167

Total	$139,296	$3,642	$(18)	$142,920

Investments in marketable securities as of December 31, 2012 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. government and agency debt securities	$77,823	$48	$(1)	$77,870
Corporate debt securities	47,933	1,068	(20)	48,981
	125,756	1,116	(21)	126,851
Available-for-sale – long-term:
Auction rate securities	820	2,301	(2)	3,119
	820	2,301	(2)	3,119

Total	$126,576	$3,417	$(23)	$129,970

As of March 31, 2013 and December 31, 2012, our available-for-sale securities had a weighted remaining contractual maturity of 1.31 and 1.36 years, respectively.  For the three months ended March 31, 2013 and 2012, gross realized gains and gross realized losses were not significant.

Accounts receivable, net

Accounts receivable, net included an allowance for doubtful accounts of $1.8 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively.

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2013	2012

Raw materials	$3,265	$4,530
Work in process	18,779	14,144
Finished goods	14,261	18,546
	$36,305	$37,220

7.            Shareholders’ Equity

Other Comprehensive Income

The tax impact of unrealized gains and losses was an expense of $91,000 and $0 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Stock Buyback Program

On October 22, 2012, our Board of Directors authorized the repurchase of up to $25 million of our common stock from time to time during the 12 months thereafter on the open market or in privately negotiated transactions. The timing of repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, regulatory requirements, and market conditions. We may terminate this repurchase program at any time. As of March 31, 2013, no shares of our common stock had been repurchased under this program.

8.            Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three months ended
	March 31,
	2013	2012
		(Restated)
Basic presentation:
Numerator for basic earnings per share:
Net income	$8,105	$5,167
Denominator for basic earnings per share:
Weighted average common shares outstanding	74,718	70,580

Basic earnings per share	$0.11	$0.07

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$8,105	$5,167
Interest expense on convertible senior notes, net of tax	—	—
Net income used for diluted earnings per share	$8,105	$5,167

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	74,718	70,580
Effect of dilutive securities:
Stock options and other share-based awards	2,201	2,374
Convertible senior notes	—	—
Dilutive potential common shares	76,919	72,954

Diluted earnings per share	$0.11	$0.07

The diluted earnings per share computation for the three months ended March 31, 2013 and 2012, excludes (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 1.3 million shares and 1.5 million shares, respectively, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock during the applicable period.

9.             Concentrations

Significant Customers

The following customers accounted for more than 10% of total revenue for the three months ended March 31, 2013, in the case of Customer A, and for the three months ended March 31, 2013 and 2012, in the case of Customer B (in thousands, except percentages):

	Three months ended
	March 31,
	2013	2012
		(Restated)
Customer A
Amount of total revenues	$22,965	$1,248
As a percentage of total revenues	18.7%	1.4%

Customer B
Amount of total revenues	$14,031	$14,824
As a percentage of total revenues	11.4%	17.1%

As of March 31, 2013 and December 31, 2012, Customer B above had receivable balances as follows (in thousands, except percentages):

	March 31, 2013	December 31, 2012
Customer B
Amount of total receivables	$11,497	$8,998
As a percentage of total receivables	11.5%	8.7%

International Data

For the three months ended March 31, 2013 and 2012, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Three months ended
	March 31,
	2013	2012
		(Restated)

Amount of total international revenues	$46,536	$42,547
As a percentage of total revenues	37.9%	49.1%

Within international revenues disclosed above, total revenues from product shipments to Japan for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Three months ended
	March 31,
	2013	2012
		(Restated)

Amount of total revenues	$15,080	$12,092
As a percentage of total revenues	12.3%	14.0%

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

Financial assets carried at fair value as of March 31, 2013 and December 31, 2012 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2013				December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$156	$156	$—	$—	$185	$185	$—	$—
U.S. Treasury, government and agency debt securities	—	—	—	—	—	—	—	—
Corporate debt securities	18,994	—	18,994	—	—	—	—	—
Short-term investments:
U.S. Treasury, government and agency debt securities	53,130	—	53,130	—	77,870	—	77,870	—
Corporate debt securities	86,623	—	86,623	—	48,981	—	48,981	—
Long-term investments:
U.S. Treasury, government and agency debt securities	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—	—	—
Auction rate securities	3,167	—	—	3,167	3,119	—	—	3,119
Total financial assets	$162,070	$156	$158,747	$3,167	$130,155	$185	$126,851	$3,119

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

As of March 31, 2013, we held $3.2 million of auction rate securities which we classify as Level 3 because they are valued using valuation models with unobservable marketable inputs. Given the disruption in the auction process, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, certain unobservable inputs and other items, including: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on, among other events: (i) a further deterioration in market conditions for these securities; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuer of the securities. Significant increases or decreases in any of these unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

There were no transfers of assets between levels within the fair value hierarchy for the three-month period ended March 31, 2013.

The following table summarizes the activity for the three months ended March 31, 2013 and 2012 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended
	March 31,
	2013	2012

Beginning balance	$3,119	$2,774
Unrealized gain recorded in other comprehensive income	48	180
Realized gain recorded in earnings	—	—
Settlements	—	—
Ending balance	$3,167	$2,954

There were no unrealized losses recorded in earnings for Level 3 assets still held at March 31, 2013.

11.           Commitments and Contingencies

Litigation

On June 15, 2012, Catapult, our wholly owned subsidiary, issued a demand for indemnification to Tekelec pursuant to the Asset Purchase Agreement between Tekelec and Catapult dated July 15, 2002 (the “APA”) under which Catapult had succeeded to Tekelec’s relationship with Tucana, a former distributor of Catapult.  Catapult demanded indemnification for the full amount of Catapult’s costs, including attorneys’ fees and expenses, incurred in defending against and resolving Tucana’s claims.

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

We are not aware of any pending legal proceedings that, individually or in the aggregate, could have a material adverse effect on our business, results of operations, cash flows or financial position.  We may in the future be a party to litigation arising in the ordinary course of business, including claims that we allegedly infringe upon third party patents or other intellectual property rights.  Such claims, even if without merit, could result in the expenditure of significant financial and managerial resources.

12.           Income Taxes

As of March 31, 2013 and December 31, 2012, current deferred tax assets totaled $24.0 million and $24.2 million, respectively, and were included within the Prepaid Expenses & Other Current Assets line item in our condensed consolidated balance sheets.

During the 2013 first quarter, the Company recorded a $2.0 million tax benefit due to the retroactive renewal of the 2012 federal R&D tax credit.

13.          Restatement

In our 2012 Annual Report on Form 10-K, we restated our consolidated financial statements for the years ended December 31, 2011 and 2010 and our unaudited quarterly financial information (i) for each of the quarters in the year ended December 31, 2011 and (ii) for the first three quarters in the year ended December 31, 2012 to correct the manner in which we recognize revenue related to our warranty and software maintenance contracts, including a previous implied warranty and software maintenance arrangement with one of our customers.  Specifically, we made the following two corrections to our revenue recognition practices to properly report revenue in prior periods:

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

These changes in our revenue recognition practices result in a shift of revenue between accounting periods, and do not have any impact on the total revenue recognized over the life of a warranty and software maintenance contract or arrangement, although the timing of the recognition of such revenue commences earlier and ends earlier than would be the case under the Company’s previously used accounting treatment.

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 includes the impact of the restatement on the applicable unaudited quarterly financial information for the quarter ended March 31, 2012.  In addition, the Company’s future Quarterly Reports on Form 10-Q for subsequent quarterly periods during 2013 will restate applicable 2012 comparable prior quarter and year to date periods.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for quarterly and annual periods ended prior to December 31, 2012 have not been and will not be amended.

The combined impact of the adjustments to specified line items included in this Form 10-Q have been restated to reflect the corrections of these errors, which impact revenues from products, revenues from services and deferred revenues (current and non-current). All other adjustments relate to the applicable income tax effects of these errors.  The following schedules reconcile the amounts as originally reported in the applicable financial statement to the corresponding restated amounts.

  Restated consolidated statement of operations amounts (unaudited)

	For the Three Months Ended March 31, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$564	$—
	69,043	564	69,607

Services
Accounting practice error	—	688	—
Implied arrangement error	—	(237)	—
	16,600	451	17,051

Total revenues	85,643	1,015	86,658
Income from operations	7,287	1,015	8,302
Income before income taxes	5,597	1,015	6,612
Income tax expense	1,215	230	1,445
Net income	4,382	785	5,167
Earnings per share:
Basic	$0.06	$0.01	$0.07
Diluted	$0.06	$0.01	$0.07

Restated consolidated statements of comprehensive income amounts (unaudited)

	For the Three Months Ended March 31, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$4,382	$785	$5,167
Comprehensive income	$5,169	$785	$5,954

Restated consolidated statements of cash flows amounts (unaudited)

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows.

	For the Three Months Ended March 31, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$4,382	$785	$5,167
Deferred income taxes	(317)	—	(317)
Accrued expenses and other	4,389	230	4,619
Deferred revenues	5,896	(1,015)	4,881
Net cash provided by operating activities	$33,857	$—	$33,857

ITEM 2              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Restatement of Previously Issued Financial Statements. As discussed further in Note 13 of the “Notes to Condensed Consolidated Financial Statements” contained in this Form 10-Q, we restated our consolidated financial statements for the years ended December 31, 2011 and 2010 and our unaudited quarterly financial information (i) for each of the quarters in the year ended December 31, 2011 and (ii) for the first three quarters in the year ended December 31, 2012 (collectively, the “Restated Periods”). Specifically, we have restated our consolidated financial statements as the result of certain errors that existed in our previously filed financial statements related to the manner in which we had historically recorded revenues related to our warranty and software maintenance contracts, including a previous implied warranty and software maintenance arrangement with a certain customer. The Company corrected the manner in which it records revenue for its warranty and software maintenance contracts and arrangements, and will also enhance its documentation related to its revenue recognition policies and practices.

The impact of the correction of these errors in the restatement on the applicable line items in the condensed consolidated financial statements for the quarter ended March 31, 2012 resulting from the restatement is set forth in Note 13 to the Notes to Condensed Consolidated Financial Statements. The Company’s Quarterly Reports on Form 10-Q for subsequent periods during 2013 will restate applicable 2012 comparable prior quarter and year to date periods. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further detail.

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

During 2013 first quarter, our cash, cash equivalents and investments in the aggregate increased by $30.8 million to $208.3 million from the $177.5 million reported three months earlier at December 31, 2012.  Total revenues increased 41.7% to $122.8 million during the 2013 first quarter from $86.7 million during the 2012 first quarter due to the completion of two significant acquisitions in June and August of 2012. Sales to service providers were at record levels and sales to network equipment manufacturers remained solid during the 2013 first quarter as our customers continue to transition to mobile networks, virtual data centers and hybrid cloud environments to deliver next generation applications. We believe that these market trends will continue to be strong and drive our growth over the long term. However, we believe there are some concerns that are creating uncertainty in the market, such as the Federal sequestration in the United States and the capital spending plans of large service providers.  This uncertainty may adversely impact our sales, results of operations and financial position over the near term.

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

Acquisition of Anue Systems, Inc.  On June 1, 2012, we completed our acquisition of all of the outstanding shares of common stock of Anue Systems, Inc. (“Anue”). The aggregate consideration paid totaled $152.4 million, or $148.7 million net of Anue’s existing cash and investment balances at the time of the acquisition, and remains subject to certain adjustments including an adjustment based on the final amount of Anue’s net working capital on the closing date. The acquisition was funded from our existing cash and investments. Anue provides solutions to monitor and test complicated networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced product development team. The results of operations of Anue have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the Consolidated Financial Statements included in this Form 10-Q.

Revenues. Our revenues are principally derived from the sale and support of our test and visibility systems.

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

Our service revenues primarily consist of technical support, warranty and software maintenance services related to our network test and visibility hardware and software products. Most of our products include up to one year of these services with the initial product purchase, and our customers may separately purchase extended services for annual or multi-year periods. Our technical support, warranty and software maintenance services include assistance with the set-up, configuration and operation of our products, repair or replacement of defective products, bug fixes, and unspecified when and if available software upgrades. For certain network test products, our technical support and software maintenance service revenues also include our Application and Threat Intelligence (ATI) service, which provides a comprehensive suite of application protocols, software updates and technical support. The ATI service provides full access to the latest security attacks and application updates for use in real-world test and assessment scenarios. Our customers may purchase the ATI service for annual or multi-year periods. Service revenues also include training and other professional services.

Sales to AT&T were approximately $23.0 million, or 18.7%, and $1.2 million, or 1.4%, of our total revenues for the three months ended March 31, 2013 and 2012, respectively. Sales to Cisco Systems were approximately $14.0 million, or 11.4%, and $14.8 million, or 17.1%, of our total revenues for the three months ended March 31, 2013 and 2012, respectively. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers for the foreseeable future, we expect to continue to see some declines as a percentage of total revenues as we continue to sell our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2012 acquisitions of Anue and BreakingPoint (the “2012 Acquisitions”) will further diversify our customer base.

From a geographic perspective, we generated revenues from shipments to international locations of $46.5 million, or 37.9%, and $42.5 million, or 49.1%, of our total revenues for the three months ended March 31, 2013 and 2012, respectively. The decline in the percentage of our revenue from shipments to international locations was primarily due to our 2012 Acquisitions, which have a higher concentration of revenue from customers in the United States. Over the next 12 months, we expect to leverage and expand our international sales force to sell our Anue and BreakingPoint products to a larger global customer base, and as a result, we expect to increase our percentage of revenue from shipments to international locations. Total revenues from product shipments to Japan, were $15.1 million, or 12.3%, and $12.1 million, or 14.0%, for the three months ended March 31, 2013 and 2012, respectively

Stock-Based Compensation. For the three months ended March 31, 2013 and 2012, stock-based compensation expense was $6.9 million and $4.1 million, respectively. The increase in stock-based compensation expense in the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to (i) the incremental impact of the share-based awards granted to the employees related to our 2012 acquisitions of Anue and BreakingPoint and (ii) an increase in the number of participants in our employee stock purchase plan. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2013 through 2017 related to unvested share-based awards as of March 31, 2013 was approximately $32.9 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues.  Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $6.5 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively, which are included within our Amortization of Intangible Assets line item on our condensed consolidated statements of operations.

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

Operating Expenses.  Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related, and restructuring costs discussed below, to increase modestly for the remainder of 2013 due primarily to the impact of our annual merit increases, the expansion of our sales force and investments in certain product initiatives.

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

Income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans.  Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate.  Actual results may also differ from our estimates based on changes in economic conditions.  Such changes could have substantial impact on the income tax provision.  Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and changes to valuation allowance set against certain deferred tax assets.  We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements included in our Form 10-Q which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets and marketable securities, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates have significantly changed since our Annual Report on Form 10-K for the year ended December 31, 2012. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated and reflects the impact of the restatement of the prior period consolidated financial statements as described in “Restatement of Previously Issued Financial Statements” above and Note 13 of the Notes to Consolidated Financial Statements:

	Three months ended March 31,
	2013	2012
		(Restated)
Revenues:
Products	78.7%	80.3%
Services	21.3	19.7
Total revenues	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues - products	17.4	17.1
Cost of revenues - services	2.5	2.5
Research and development	24.2	24.1
Sales and marketing	28.5	28.4
General and administrative	9.8	13.3
Amortization of intangible assets	8.3	4.7
Acquisition and other related	1.0	0.5
Restructuring	0.0	—
Total costs and operating expenses	91.8	90.4

Income from operations	8.2	9.6
Interest income and other, net	0.2	0.1
Interest expense	(1.6)	(2.1)
Income before income taxes	6.8	7.6
Income tax expense	0.2	1.7
Net income	6.6%	6.0%

(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.1%
Cost of revenues - services	0.0	0.0
Research and development	2.0	1.5
Sales and marketing	1.6	1.2
General and administrative	1.8	1.9

Comparison of Three Months Ended March 31, 2013 and 2012

As a result of our acquisitions of Anue on June 1, 2012 and BreakingPoint on August 24, 2012 (the “2012 Acquisitions”), our 2013 consolidated results of operations include the financial results of these acquisitions from their respective acquisition dates. To assist the readers of our financial statements in reviewing our year-over-year consolidated operating results, we have estimated the impacts of these acquisitions for the 2013 first quarter in the related statement of operations sections below.

Revenues.  In the first quarter of 2013, total revenues increased 41.7% to $122.8 million from the $86.7 million recorded in the first quarter of 2012. The first quarter of 2013 included revenues of $38.4 million related to the 2012 Acquisitions. Excluding the revenues from our 2012 Acquisitions, revenues decreased to $84.4 million in the first quarter of 2013 primarily due to a $4.6 million decrease in shipments of our hardware products (primarily our core network test Gigabit and 10 Gigabit Ethernet interface cards, offset by an increase in our core 40/100 Gigabit Ethernet interface cards and IxVeriwave products).

Cost of Revenues.  As a percentage of total revenues, our total cost of revenues increased to 19.9% in the 2013 first quarter from 19.5% in the 2012 first quarter primarily due to lower sales prices on certain of our Ethernet interface cards in the 2013 first quarter when compared to the sales prices in the 2012 first quarter, without a similar reduction in the material costs of the interface cards.

Research and Development Expenses.  In the first quarter of 2013, research and development expenses increased 42.5% to $29.7 million from $20.9 million in the first quarter of 2012. As a result of our 2012 Acquisitions, our research and development expenditures in the first quarter of 2013 included approximately $6.9 million related to the research and development activities of the acquired operations.  Excluding the incremental research and development costs related to the 2012 Acquisitions, research and development expenses in the first quarter of 2013 were $22.8 million compared to $20.9 million in the first quarter of 2012. This increase was primarily due to an increase in stock-based compensation expense of $1.2 million and higher spending on new product initiatives of $1.1 million.

Sales and Marketing Expenses.  In the first quarter of 2013, sales and marketing expenses increased 42.4% to $35.0 million from $24.6 million in the first quarter of 2012. As a result of our 2012 Acquisitions, our sales and marketing expenditures in the first quarter of 2013 included approximately $9.5 million related to the sales and marketing activities of Anue and BreakingPoint.  Excluding the incremental sales and marketing costs related to the 2012 Acquisitions, sales and marketing expenses in the first quarter of 2013 were $25.5 million compared to $24.6 million in the first quarter of 2012. This increase was primarily due to an increase in stock-based compensation expense of $1.0 million and higher marketing events and activities related costs (e.g., trade shows) of $650,000, partially offset by lower compensation and related employee costs. The net decrease in compensation and related employee costs was primarily due to a decrease in sales commissions principally due to commissions earned at lower rates in the 2013 first quarter when compared to the comparable prior year period.

General and Administrative Expenses.  In the first quarter of 2013, general and administrative expenses increased 4.7% to $12.1 million from $11.5 million in the first quarter of 2012. As a result of our 2012 Acquisitions, our general and administrative expenses in the first quarter of 2013 included approximately $822,000 related to the general and administrative activities of Anue and BreakingPoint. Our general and administrative expenditures in the first three months of 2013 also included one-time items including proceeds of $1.2 million from the settlement of a legal matter and $846,000 of costs incurred in the first quarter of 2013 related to the restatement of certain of our previously filed financial statements (See Note 13 to the Consolidated Financial Statements included in this Form 10-Q). Our general and administrative expenditures in the first quarter of 2012 included a one-time charge of $1.7 million incurred in connection with the departure of our former CEO. Excluding these one-time items and the incremental general and administrative costs related to the 2012 Acquisitions, general and administrative expenses in the first quarter of 2013 were $11.5 million compared to $9.8 million in the first quarter of 2012. This increase was primarily due to higher stock-based compensation expense of $539,000, higher compensation and related employee costs of $411,000 and an increase in accounting fees of $360,000.

Amortization of Intangible Assets.  In the first quarter of 2013, amortization of intangible assets increased to $10.1 million from $4.0 million in the first quarter of 2012. This increase was primarily due to the incremental amortization of intangibles related to our acquisitions of Anue in June 2012 and BreakingPoint in August 2012.

Acquisition and Other Related Expenses. Acquisition and other related expenses for the three months ended March 31, 2013 and 2012 were $1.3 million and $425,000, respectively, and related to our acquisitions of Veriwave, Inc., which we acquired in July 2011, Anue and BreakingPoint. Acquisition and other related costs primarily consisted of transaction and integration related costs such as professional fees for legal, accounting and tax services, integration related consulting fees, amortization of deferred consideration payable to certain pre-acquisition employees of BreakingPoint, certain employee, facility and infrastructure costs, and other acquisition-related costs.

Restructuring.  There were no restructuring expenses incurred in the first quarter of 2012. Restructuring expenses for the three months ended March 31, 2013 were $58,000. See Note 4 to the Consolidated Financial Statements included in this Form 10-Q.

Interest Income and Other, Net.  Interest income and other, net was $207,000 in the first quarter of 2013 and $110,000 in the first quarter of 2012.

Interest Expense. Interest expense, including the amortization of debt issuance costs, was $1.9 million for the first quarter of 2013 and $1.8 million for the first quarter of 2012. Interest expense relates to our convertible senior notes, which were issued in December 2010, as well as the amortization of deferred issuance costs and commitment fees related to our credit facility which we established in December 2012. For additional information, see Note 5 to the Consolidated Financial Statements included in this Form 10-Q.

Income Tax. Income tax expense decreased to $251,000, or an effective rate of 3.0%, in the first quarter of 2013 from $1.4 million, or an effective rate of 21.9%, recorded in the first quarter of 2012. The decrease in the effective tax rate was primarily due to the retroactive renewal of the 2012 federal research and development tax credit during the 2013 first quarter.

Our effective tax rate of 3.0% differs from the federal statutory rate of 35% due to benefits associated with the differential in tax rates for certain foreign operations, state taxes and significant permanent differences.  Significant permanent differences arise primarily due to research and development credits (federal research credits were not available in 2012) and certain stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence.  Management has concluded it is more likely than not that all of its U.S. deferred tax assets, with the exception of its deferred tax assets for capital loss carryforwards, will be realized.  Any reversal of our valuation allowance will favorably impact our results of operations in the period of the reversal.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with our cash balances generated primarily from operations and proceeds from our October 2000 initial public offering (“IPO”), our December 2010 convertible debt offering and exercises of share-based awards. Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, increased to $208.3 million as of March 31, 2013 from $177.5 million as of December 31, 2012 primarily due to $26.6 million in net cash provided by our operating activities and $7.8 million of cash generated from exercises of share-based awards, partially offset by capital expenditures of $4.6 million.

Of our total cash, cash equivalents and short- and long-term investments, $30.2 million and $22.5 million were held outside of the United States in various foreign subsidiaries as of March 31, 2013 and December 31, 2012, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of March 31, 2013.

The following table sets forth our summary cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
		(Restated)
Net cash provided by operating activities	$26,586	$33,857
Net cash used in investing activities	(17,107)	(33,716)
Net cash provided by financing activities	8,350	6,544

Cash Flows from Operating Activities

Net cash provided by operating activities was $26.6 million in the 2013 first quarter and $33.9 million in the same period of 2012. This decrease in cash flow generated from operations was primarily due to the $17.8 million decrease related to net working capital changes in the 2013 first quarter as compared to the 2012 first quarter, partially offset by an increase in operating profits in the 2013 first quarter compared to the same period in 2012 which was driven by the 41.7% year-over-year increase in revenues. The working capital changes were principally due to the timing of payments of accounts payable and accrued liabilities, including the increase in year-end bonus and commission payments in the 2013 first quarter compared to the 2012 first quarter.

Cash Flows from Investing Activities

Net cash used in investing activities was $17.1 million and $33.7 million for the first three months of 2013 and 2012, respectively.  Excluding marketable security purchases and proceeds, net cash used in investing activities was $4.4 million and $5.0 million for the first three months of 2013 and 2012, respectively, and primarily related to capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8.4 million and $6.5 million for the first three months of 2013 and 2012, respectively. This increase in cash provided by financing activities was primarily due to a $1.8 million increase in proceeds from the exercises of share-based awards for the first three months of 2013 when compared to the first three months of 2012.

We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations, and borrowings available under our $150 million credit facility established in December 2012, will be sufficient to satisfy our operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.  Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets and the timely filing of our periodic reports with the Commission. Our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2012 with the Securities and Exchange Commission may currently limit our ability to access the capital markets using short form registration. In addition, our $200 million convertible senior notes have various default provisions, which could accelerate repayment and adversely impact our liquidity.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section.  Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: anticipated benefits and synergies of our 2012 acquisitions of Anue and BreakingPoint will not be realized, changes in the global economy, competition, consistency of orders from significant customers, our success in developing and producing new products, market acceptance of our products, risks relating to the April 2013 restatement of certain of our previously issued financial statements, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our other filings with the Securities and Exchange Commission.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2012 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2012.  See also Note 10 “Fair Value Measurements” included in this Form 10-Q.

ITEM 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2013), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.          Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in certain of our other filings with the Securities and Exchange Commission.  There have been no material changes to our risk factors previously disclosed in the 2012 Form 10-K.

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

IXIA

Date:	May 10, 2013	By:	/s/ Victor Alston
Victor Alston President and Chief Executive Officer

Date:	May 10, 2013	By:	/s/ Thomas B. Miller
Thomas B. Miller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

**
The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, (ii) unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, (iii) unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, (iv) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, and (v) notes to unaudited condensed consolidated financial statements.  In accordance with Rule 406T of Regulation S-T, such electronically submitted information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.