Form 10-Q/A
period 2013-03-31
IXIA
filed 2013-08-09
CIK 1120295

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	75,270,635
(Class of Common Stock)	(Outstanding at April 24, 2013)

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 of Ixia (the “Company,” “our,” “us” or “we”), as originally filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2013 (the “Original Filing”). This Amendment is being filed to amend and restate in its entirety Part I, Item 4, “Controls and Procedures,” in the Original Filing, to report, under “Changes in Internal Control over Financial Reporting,” that during the quarter ended March 31, 2013, the Company made changes to its internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting and to provide certain additional information regarding those changes.

As reported in Part II, Item 9A, “Controls and Procedures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), as of December 31, 2012 the Company did not maintain effective internal control over financial reporting because of two material weaknesses related to the accuracy with which the Company had historically recognized revenue related to its warranty and software maintenance contracts and arrangements. During the quarter ended March 31, 2013 and as disclosed under “Remediation Efforts to Address Material Weaknesses,” in Part II, Item 9A of the 2012 Form 10-K, the Company corrected the two identified errors in the manner in which the Company recognizes revenue related to such contracts and arrangements.

In the Original Filing, in Part I, Item 4 under “Changes in Internal Control over Financial Reporting,” the Company reported that during the first quarter of 2013, there were no changes to the Company’s internal control over financial reporting that had materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting. In making that disclosure, the Company believed that the corrections to its revenue recognition policies and practices related to warranty and software maintenance contracts and arrangements (as reported in the 2012 Form 10-K), while representing discrete and material changes in accounting practices, did not represent a change to the Company’s internal control over financial reporting. However, after re-analyzing the facts and circumstances surrounding those corrections, the Company has determined that the corrections did in fact represent changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2013, and that such changes had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is filing this Amendment to disclose the Company’s revised determination.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part I, Item 4 of the Original Filing is being amended and restated in its entirety by this Amendment. This Amendment does not, however, amend any disclosure that appears in the Original Filing under the headings “Evaluation of Disclosure Controls and Procedures” or “Inherent Limitations on Effectiveness of Controls.” Part II, Item 6 of the Original Filing is also being amended by this Amendment solely to add Exhibits 31.1 and 31.2 filed herewith.

Except as provided above, this Amendment does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Commission subsequent to the Original Filing.

PART I. FINANCIAL INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2013), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

To address the two material weaknesses in our internal control over financial reporting that existed as of December 31, 2012, as more fully described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), beginning on page 64, and in light of the Company’s restatement of certain previously filed financial statements as described in the 2012 Form 10-K, during the quarter ended March 31, 2013, we made certain changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that, taken together, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, during the quarter ended March 31, 2013, the Company addressed the two material weaknesses that had been identified as of December 31, 2012 and enhanced the Company’s internal control over financial reporting by updating and implementing changes to the Company’s revenue recognition policies and practices related to the Company’s warranty and software maintenance contracts and arrangements to (i) properly recognize revenue associated with such contracts and arrangements in accordance with accounting principles generally accepted in the United States and (ii) recognize the associated revenue for such contracts and arrangements over the appropriate accounting periods, including determining when to cease the deferral of revenue for an implied warranty and software maintenance arrangement. To effect these changes in the Company’s revenue recognition policies and practices, the Company updated the underlying process and supporting schedules used to record revenue relating to warranty and software maintenance contracts and arrangements and ensured that those responsible for the preparation and review of the supporting schedules are well-informed and educated with respect to the Company’s updated revenue recognition policies and practices for warranty and software maintenance contracts and arrangements.

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

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q/A for a list of exhibits filed or furnished with or incorporated by reference as part of this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	August 9, 2013	By:	/s/ Victor Alston
Victor Alston President and Chief Executive Officer

Date:	August 9, 2013	By:	/s/ Thomas B. Miller
Thomas B. Miller Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.