Form 10-Q
period 2013-06-30
IXIA
filed 2013-08-09
CIK 1120295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	75,927,530
(Class of Common Stock)	(Outstanding at July 30, 2013)

IXIA

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

IXIA

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$55,690	$47,508
Short-term investments in marketable securities	178,042	126,851
Accounts receivable, net	91,378	103,523
Inventories	36,381	37,220
Prepaid expenses and other current assets	46,657	42,942
Total current assets	408,148	358,044

Investments in marketable securities	370	3,119
Property and equipment, net	32,741	28,763
Intangible assets, net	137,263	157,003
Goodwill	260,032	260,457
Other assets	10,221	11,863
Total assets	$848,775	$819,249

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,452	$12,114
Accrued expenses and other	39,373	52,525
Deferred revenues	67,195	66,096
Total current liabilities	122,020	130,735

Deferred revenues	10,295	8,695
Other liabilities	32,353	32,321
Convertible senior notes	200,000	200,000
Total liabilities	364,668	371,751

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at June 30, 2013 and December 31, 2012; 75,922 and 74,126 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	172,293	158,933
Additional paid-in capital	182,434	168,980
Retained earnings	129,164	117,296
Accumulated other comprehensive income	216	2,289
Total shareholders’ equity	484,107	447,498

Total liabilities and shareholders’ equity	$848,775	$819,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenues:
Products	$87,818	$73,288	$184,454	$142,895
Services	28,077	17,414	54,224	34,465
Total revenues	115,895	90,702	238,678	177,360

Costs and operating expenses:(1)
Cost of revenues – products(2)	21,088	14,220	42,475	29,002
Cost of revenues – services	3,311	2,730	6,336	4,860
Research and development	29,539	22,546	59,251	43,397
Sales and marketing	33,191	24,556	68,232	49,163
General and administrative	12,027	11,090	24,085	22,606
Amortization of intangible assets	10,055	5,358	20,193	9,403
Acquisition and other related	1,093	3,739	2,365	4,164
Restructuring	—	—	58	—
Total costs and operating expenses	110,304	84,239	222,995	162,595

Income from operations	5,591	6,463	15,683	14,765
Interest income and other, net	3,431	602	3,638	712
Interest expense	(1,943)	(1,800)	(3,886)	(3,600)
Income before income taxes	7,079	5,265	15,435	11,877
Income tax expense (benefit)	3,316	(20,431)	3,567	(18,986)
Net income	$3,763	$25,696	$11,868	$30,863

Earnings per share:
Basic	$0.05	$0.36	$0.16	$0.43
Diluted	$0.05	$0.32	$0.15	$0.40

Weighted average number of common and common equivalent shares outstanding:
Basic	75,667	71,579	75,194	71,079
Diluted	77,245	83,803	77,046	83,508

(1) Stock-based compensation included in:

Cost of revenues - products	$128	$75	$281	$171
Cost of revenues - services	49	29	107	66
Research and development	2,049	945	4,497	2,224
Sales and marketing	1,836	911	3,851	1,934
General and administrative	1,679	1,809	3,884	3,475

(2) Cost of revenues - products exclude amortization of intangibles, which is shown separately.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)

Net income	$3,763	$25,696	$11,868	$30,863

Other comprehensive (loss) income, net of tax:
Net change in unrealized gains and losses on investments	(1,708)	(625)	(1,564)	459
Cumulative translation adjustment	(186)	132	(509)	(165)

Total other comprehensive (loss) income, net of tax	(1,894)	(493)	(2,073)	294

Comprehensive income	$1,869	$25,203	$9,795	$31,157

 The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net income	$11,868	$30,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,636	7,505
Amortization of intangible assets	20,193	9,403
Realized gain on sale of available-for-sale securities	(3,169)	—
Stock-based compensation	12,621	7,870
Deferred income taxes	(1,649)	(23,363)
Tax benefit from stock option transactions	833	811
Excess tax benefits from stock-based compensation	(923)	(798)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	12,375	5,679
Inventories	839	(1,534)
Prepaid expenses and other current assets	(4,172)	1,495
Other assets	(282)	(170)
Accounts payable	2,003	3,013
Accrued expenses and other	(14,415)	1,125
Deferred revenues	2,699	5,097
Other liabilities	4,708	3

Net cash provided by operating activities	51,165	46,999

Cash flows from investing activities:
Purchases of property and equipment	(9,352)	(8,322)
Purchases of available-for-sale securities	(110,037)	(110,552)
Proceeds from available-for-sale securities	62,175	211,921
Purchases of other intangible assets	(453)	(504)
Proceeds (payments) in connection with acquisitions, net of cash acquired	401	(148,257)

Net cash used in investing activities	(57,266)	(55,714)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,360	10,584
Excess tax benefits from stock-based compensation	923	798

Net cash provided by financing activities	14,283	11,382

Net increase in cash and cash equivalents	8,182	2,667
Cash and cash equivalents at beginning of period	47,508	42,729
Cash and cash equivalents at end of period	$55,690	$45,396

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$2,768	$-—

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

2.     Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2013 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities Exchange Commission on April 4, 2013 (the “2012 Form 10-K”), but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2012 Form 10-K.

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation. Income taxes payable is now presented within Accrued expenses and other on our consolidated balance sheets and consolidated statements of cash flows.

Restatement

The Company has restated in the 2012 Form 10-K its unaudited interim consolidated financial statements for the three and six months ended June 30, 2012. See Note 14 below and our 2012 Form 10-K, including Note 15 to the audited consolidated financial statements included therein, for additional information.

Recent Accounting Pronouncements

In June 2011, the FASB issued disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminated the then current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, we are required to present either a single continuous statement of comprehensive income or a consolidated statement of operations immediately followed by a statement of comprehensive income. Although this guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under the previous guidance. We adopted this guidance in the first quarter of 2012 on a retrospective basis. There was no impact to our consolidated financial results as the adoption of this guidance related only to changes in financial statement presentation. In February 2013, FASB issued finalized disclosure guidance related to the amounts reclassified from accumulated other comprehensive income. Under this guidance, we are required to show reclassifications from accumulated other comprehensive income either in a single note or parenthetically on the face of the statement of operations provided that all of the required information is presented in a single location with the effect of significant amounts reclassified by component and the statement of operations line items affected by the reclassification. The effective date for this disclosure guidance is for fiscal years beginning after December 15, 2012. We adopted this new guidance on January 1, 2013. The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

3.      Acquisitions

Anue Systems, Inc.

On June 1, 2012, we completed our acquisition of all of the outstanding shares of common stock of Anue Systems, Inc. (“Anue”).  Anue provides solutions to monitor and test complex networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage.  With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base.  In addition, we expect to continue to leverage Anue’s sales channels and assembled workforce, including its experienced development team.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of Anue’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

In the second quarter of 2013, we finalized our purchase price allocation. The aggregate cash consideration paid totaled $152.4 million, and was funded from our existing cash and investments.

Acquisition and other related costs, including integration activities, approximated $46,000 and $269,000 for the three and six months ended June 30, 2013, respectively, and $2.6 million and $3.0 million for the three and six months ended June 30, 2012, respectively.  These acquisition and other related costs have been expensed as incurred and have been included within the Acquisition and other related line item on our condensed consolidated statements of operations.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$3,659
Accounts receivable	12,016
Inventories	4,380
Prepaid and other assets	2,980
Fixed assets, net	1,600
Identifiable intangible assets	74,700
Goodwill	91,008
Total assets acquired	190,343
Accounts payable, accrued expenses and other liabilities	(7,942)
Deferred revenues	(6,997)
Deferred tax liability, net	(22,964)
Net assets acquired	$152,440

During the second quarter of 2013, we updated the allocation of our purchase price to increase the value of our accounts receivable balance by $173,000, decrease accounts payable, accrued expenses and other liabilities by $173,000, and decrease our deferred tax liability, net by $22,000, resulting in a net decrease in goodwill of $368,000. As these changes were not material, we did not recast our prior period financial statements for such changes. The above table reflects these changes.

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

BreakingPoint Systems, Inc.

On August 24, 2012, we completed our acquisition of all of the outstanding shares of common stock of BreakingPoint Systems, Inc. (“BreakingPoint”).  BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to continue to leverage BreakingPoint’s sales channels and assembled workforce, including its experienced product development and sales teams. These factors, among others, contributed to a purchase price in excess of the estimated fair value of BreakingPoint’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

The aggregate cash consideration paid totaled $163.7 million and was funded from our existing cash and investments.

Acquisition and other related costs, including integration activities, approximated $1.0 million and $2.1 million for the three and six months ended June 30, 2013, respectively. These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and other related line item on our condensed consolidated statements of operations.

In connection with the acquisition, we may be obligated to pay up to $3.8 million to certain pre-acquisition employees of BreakingPoint over a weighted average period of less than two years provided they remain employees of Ixia. Related to this obligation, for the three and six months ended June 30, 2013, $474,000 and $1.1 million, respectively, has been recorded within the Acquisition and other related line item on our condensed consolidated statements of operations. As of June 30, 2013, $1.7 million of payments have been made.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$13,417
Accounts receivable	4,610
Inventories	3,156
Prepaid and other assets	796
Fixed assets, net	936
Identifiable intangible assets	65,600
Goodwill	102,594
Total assets acquired	191,109
Accounts payable, accrued expenses and other liabilities	(6,889)
Deferred revenues	(6,387)
Deferred tax liability, net	(14,146)
Net assets acquired	$163,687

During the second quarter of 2013, we also updated the preliminary allocation of our purchase price to increase the value of our accounts receivable balance by $58,000 and a resulting decrease in goodwill of $58,000. As this change was not material, we did not recast our prior period financial statements for such changes. The above table reflects the change.

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

Pro Forma and Post-Acquisition Results (Unaudited)

The following table summarizes the unaudited pro forma total revenues and net income of the combined entities, including Ixia, had the acquisitions of Anue and BreakingPoint occurred on January 1, 2011 (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Total revenues	$116,629	$225,458
Net income	5,586	6,839

The pro forma combined results in the table above have been prepared for comparative purposes only and include acquisition-related adjustments for, among others items, reductions in revenues related to the estimated fair value adjustment to deferred revenues, certain acquisition related costs, amortization of identifiable intangible assets, and the related income tax effects for these adjustments. The pro forma combined results, as well as those of Anue and BreakingPoint included in the Company’s results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or of the future results of operations of the combined entity.

4.             Restructuring

During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our 2012 acquisition of BreakingPoint Systems, Inc. (“BreakingPoint”). The BreakingPoint restructuring included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). The payments related to the lease costs are expected to be paid by the end of the second quarter of 2015.

Activity related to our restructuring plan is as follows (in thousands):

Accrual at December 31, 2012	$1,026
Charges	58
Payments	(310)
Other or non-cash items	(124)
Accrual at March 31, 2013	$650
Charges	—
Payments	(81)
Other or non-cash items	22
Accrual at June 30, 2013	$591

5.             Convertible Senior Notes

On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”). The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011.

As of June 30, 2013, the estimated fair value of our Notes was approximately $241.4 million. The fair values of the Notes were estimated using market prices of the Notes, which are based on Level 2 inputs (i.e. inputs, other than the quoted prices in active markets that are observable either directly or indirectly).

6.             Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of June 30, 2013 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. government and agency debt securities	$86,606	$21	$(46)	$86,581
Corporate debt securities	90,638	1,056	(233)	91,461
	177,244	1,077	(279)	178,042
Available-for-sale – long-term:
Auction rate securities	369	1	—	370
	369	1	—	370

Total	$177,613	$1,078	$(279)	$178,412

Investments in marketable securities as of December 31, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. government and agency debt securities	$77,823	$48	$(1)	$77,870
Corporate debt securities	47,933	1,068	(20)	48,981
	125,756	1,116	(21)	126,851
Available-for-sale – long-term:
Auction rate securities	820	2,301	(2)	3,119
	820	2,301	(2)	3,119

Total	$126,576	$3,417	$(23)	$129,970

As of June 30, 2013 and December 31, 2012, our available-for-sale securities had a weighted remaining contractual maturity of 1.56 and 1.36 years, respectively. For the three and six months ended June 30, 2013, gross realized gains and gross realized losses were $3.2 million and $0, respectively. For the three and six months ended June 30, 2012, gross realized gains and gross realized losses were not significant. As of June 30, 2013, our gross unrealized losses of $279,000 were in an unrealized loss position for less than 12 months.

Accounts receivable, net

Accounts receivable, net included an allowance for doubtful accounts of $1.3 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively.

Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Raw materials	$2,909	$4,530
Work in process	18,143	14,144
Finished goods	15,329	18,546
	$36,381	$37,220

Accrued expenses and other

As of June 30, 2013 and December 31, 2012, accrued vacation totaled $8.3 million and $7.6 million respectively.

7.             Goodwill and Other Intangible Assets

The following table presents the 2013 actvity for our goodwill (in thousands):

Balance at January 1, 2013:	$260,457
Adjustments:
Anue Acquisition	(367)
BreakingPoint Acquisition	(58)
Balance at June 30, 2013	$260,032

The following table presents our purchased intangible assets (in thousands) as of June 30, 2013:

	Weighted Average Useful Life	Gross	Accumulated Amortization	Net
	(in years)
Other intangible assets:
Technology	5.4	$141,215	$(77,655)	$63,560
Customer relationships	5.8	70,376	(24,071)	46,305
Service agreements	5.7	22,700	(7,265)	15,435
Non-compete	4.0	5,700	(2,207)	3,493
Trademark	5.3	8,976	(3,016)	5,960
Other	4.0	3,868	(1,358)	2,510
		$252,835	$(115,572)	$137,263

The following table presents our purchased intangible assets (in thousands) as of December 31, 2012:

	Weighted Average Useful Life	Gross	Accumulated Amortization	Net
	(in years)
Other intangible assets:
Technology	5.4	$141,215	$(66,704)	$74,511
Customer relationships	6.0	70,376	(18,289)	52,087
Service agreements	5.7	22,700	(5,272)	17,428
Non-compete	4.2	5,700	(1,520)	4,180
Trademark	5.3	8,976	(2,333)	6,643
Other	3.8	3,416	(1,262)	2,154
		$252,383	$(95,380)	$157,003

The estimated future amortization expense of purchased intangible assets as of June 30, 2013 is as follows (in thousands):

2013	$19,668
2014	33,928
2015	29,251
2016	25,898
2017	18,853
Thereafter	9,665
$137,263

8.             Shareholders’ Equity

Accumulated Other Comprehensive Income

We sold available-for-sale securities in the three and six months ended June 30, 2013, which resulted in a gross reclassification from accumulated other comprehensive income for realized gains of $3.1 million and $3.2 million, respectively, which were included within our interest income and other, net line item on our condensed consolidated statements of operations These realized gains, along with the related tax impact of $1.2 million, for both the three and six months ended June 30, 2013, were reclassified from accumulated other comprehensive income. The reclassification amounts for the three and six months ended June 30, 2012 were not significant. Excluding the reclassification for the sale of available-for-sale securities, we had a net unrealized gain during the periods of $286,000 and $517,000 for the three and six months ended June 30, 2013, respectively. The tax impact for these unrealized gains and losses was a benefit of $80,000 and $145,000 for the three and six months ended June 30, 2013, respectively.

Stock Buyback Program

On October 22, 2012, our Board of Directors authorized the repurchase of up to $25 million of our common stock from time to time during the 12 months thereafter on the open market or in privately negotiated transactions. The timing of repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, regulatory requirements, and market conditions. We may terminate this repurchase program at any time. As of June 30, 2013, no shares of our common stock had been repurchased under this program.

Stock Award Plans

In June 2013, our shareholders approved our Second Amended and Restated Ixia 2008 Equity Incentive Plan (the “Plan”), which resulted in amendments to the Company’s Amended and Restated 2008 Ixia Equity Incentive Plan, as amended, that include the following:

●	Increase in Share Reserve. Increased the total number of shares of our common stock available for future grants by 9.8 million shares for a total of 29.0 million shares of our common stock authorized and reserved over the term of the Plan, of which 13.3 million shares were available for future grant as of such date.

●

Types of Awards. Added cash awards to the types of awards that may be granted under the Plan, including performance-based incentives that are intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

●

Award Limits. Added (i) a limit on the total number of shares (i.e., 1,000,000) subject to options and share appreciation rights granted to an eligible participant in any calendar year, (ii) with respect to performance-based awards that are intended to comply with the exception under Section 162(m) of the Code, limits on the total number of shares (i.e., 1,000,000) subject to restricted stock unit and restricted stock awards that an individual may earn over a 12-month period and on the total dollar amount (i.e., $2,000,000) subject to cash awards that an individual may earn over a 12-month period, and (iii) a limit (i.e., $500,000) on the total dollar value of equity and cash awards that may be granted to a non-employee director in any calendar year.

The Plan also provides for the following:

●

Shares Not Available for Awards. None of the following will be added to the shares available for awards under the Plan: (i) shares tendered by a participant or withheld by the Company in payment of the exercise price of an option, or to satisfy any tax withholding obligation with respect to options, and (ii) shares reacquired by the Company on the open market using cash proceeds from the exercise of options.

●	Acquisitions and Combinations. In connection with acquisitions and combinations by us, we may grant under the Plan awards in substitution or exchange for awards or rights to future awards previously granted by the acquired or combined company without reducing the shares available under the Plan. Any shares subject to but not issued under any such substitute awards would not become available for other awards granted under the Plan. Also, in the event that a company acquired by us or with which we combine has a pre-existing plan approved by its shareholders that was not adopted in contemplation of the acquisition or combination, available shares under that plan may be used for Plan awards without reducing the shares available under the Plan. Any such awards may only be made to persons who were not eligible to receive awards under the Plan prior to the acquisition or combination and may not be made after the date that awards could have been made under the terms of the pre-existing plan.

Employee Stock Purchase Plan

In June 2013, our shareholders approved a 2,000,000-share increase in the number of shares of our common stock authorized and reserved for issuance under the Company’s 2010 Employee Stock Purchase Plan, as amended (the “Purchase Plan”). During the second quarter of 2013, the number of shares authorized and reserved for issuance under the Purchase Plan was also increased by an additional 500,000 shares pursuant to the automatic annual increase provision of the Purchase Plan.

9.           Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Basic presentation:
Numerator for basic earnings per share:
Net income	$3,763	$25,696	$11,868	$30,863
Denominator for basic earnings per share:
Weighted average common shares outstanding	75,667	71,579	75,194	71,079

Basic earnings per share	$0.05	$0.36	$0.16	$0.43

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$3,763	$25,696	$11,868	$30,863
Interest expense on convertible senior notes, net of tax	—	1,100	—	2,200
Net income used for diluted earnings per share	$3,763	$26,796	$11,868	$33,063

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	75,667	71,579	75,194	71,079
Effect of dilutive securities:
Stock options and other share-based awards	1,578	1,934	1,852	2,139
Convertible senior notes	—	10,290	—	10,290
Dilutive potential common shares	77,245	83,803	77,046	83,508

Diluted earnings per share	$0.05	$0.32	$0.15	$0.40

The diluted earnings per share computation for the three and six months ended June 30, 2013 excludes (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 2.2 million shares and 1.3 million shares, respectively, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock during the applicable period.

The diluted earnings per share computation for the three and six months ended June 30, 2012 excludes the weighted average number of shares underlying our employee stock options and other share-based awards of 1.7 million shares and 1.6 million shares, respectively, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock during the applicable period.

10.             Concentrations

Significant Customers

The following customers accounted for more than 10% of total revenue for the three and six months ended June 30, 2013, in the case of Customer A, and for the three and six months ended June 30, 2013 and 2012, in the case of Customer B (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Customer A
Amount of total revenues	$17,482	$1,690	$40,447	$2,938
As a percentage of total revenues	15.1%	1.9%	16.9%	1.7%

Customer B
Amount of total revenues	$12,326	$13,499	$26,357	$28,439
As a percentage of total revenues	10.6%	14.9%	11.0%	16.0%

As of June 30, 2013 and December 31, 2012, Customers A and B above had receivable balances as follows (in thousands, except percentages):

	June 30,	December 31,
	2013	2012
Customer A
Amount of total receivables	$9,151	$4,748
As a percentage of total receivables	10.0%	4.6%

Customer B
Amount of total receivables	$9,707	$8,998
As a percentage of total receivables	10.6%	8.7%

International Data

For the three and six months ended June 30, 2013 and 2012, total international revenues based on customer location consisted of the following (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)

Amount of total international revenues	$39,272	$40,323	$85,807	$82,870
As a percentage of total revenues	33.9%	44.5%	36.0%	46.7%

Within international revenues disclosed above, total revenues from product shipments to Japan for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)

Amount of total revenues	$5,769	$13,021	$20,849	$25,113
As a percentage of total revenues	5.0%	14.4%	8.7%	14.2%

11.          Fair Value Measurements

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

Financial assets carried at fair value as of June 30, 2013 and December 31, 2012 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2013				December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$251	$251	$—	$—	$185	$185	$—	$—
Corporate debt securities	29,139	—	29,139	—	—	—	—	—
Short-term investments:
U.S. Treasury, government and agency debt securities	86,581	—	86,581	—	77,870	—	77,870	—
Corporate debt securities	91,461	—	91,461	—	48,981	—	48,981	—
Long-term investments:
Auction rate securities	370	—	—	370	3,119	—	—	3,119
Total financial assets	$207,802	$251	$207,181	$370	$130,155	$185	$126,851	$3,119

To estimate the fair value of our money market funds, U.S. treasury, government and agency debt securities, corporate debt securities and auction rate securities, we use the estimated fair value per our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

During the second quarter of 2013, we sold an auction rate security that was classified as a Level 3 financial asset.  This auction rate security had a par value of $4.0 million and the sale resulted in a realized gain of $2.9 million (included within our Interest income and other, net line item on our condensed consolidated statements of operations.)

There were no transfers of assets between levels within the fair value hierarchy for the three-month period ended June 30, 2013.

The following table summarizes the activity for the three and six months ended June 30, 2013 and 2012 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Beginning balance	$3,167	$2,954	$3,119	$2,774
Unrealized (loss) gain reclassified from/recorded in other comprehensive income	(2,346)	(119)	(2,298)	61
Realized gain recorded in earnings	2,869	—	2,869	—
Sales	(3,320)	—	(3,320)	—
Ending balance	$370	$2,835	$370	$2,835

There were no unrealized losses recorded in earnings for Level 3 assets still held at June 30, 2013.

12.           Commitments and Contingencies

Litigation

On June 15, 2012, Catapult, our wholly owned subsidiary, issued a demand for indemnification to Tekelec pursuant to the Asset Purchase Agreement between Tekelec and Catapult dated July 15, 2002 (the "APA") which under Catapult had succeeded to Tekelec's relationship with Tucana, a former distributor of Catapult.  Catapult demanded indemnification for the full amount of Catapult's costs, including attorneys' fees and expenses, incurred in defending against and resolving Tucana's claims.

Because Catapult’s demand for indemnification was not resolved within the 30-day period provided for by the APA, on July 16, 2012, Catapult demanded arbitration of its indemnification claim against Tekelec. The arbitration hearing took place before three arbitrators in January 2013.  The arbitrators issued their final award on January 31, 2013 granting Catapult its full indemnity claim against Tekelec in the amount of approximately $1.2 million.

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

13.           Income Taxes

As of June 30, 2013 and December 31, 2012, current deferred tax assets totaled $24.1 million and $24.2 million, respectively, and were included within the Prepaid Expenses & Other Current Assets line item in our condensed consolidated balance sheets.

14.           Restatement

In our 2012 Form 10-K, we restated, among other previously issued financial statements, our unaudited consolidated financial statements for the three and six months ended June 30, 2012 to reflect certain corrections in the manner in which we recognize revenue related to our warranty and software maintenance contracts, including a previous implied warranty and software maintenance arrangement with one of our customers. Specifically, we made the following two corrections to our revenue recognition practices to properly report revenue in prior periods:

●

Accounting Practice Error - We now recognize revenue related to our warranty and software maintenance contracts on the effective date of each such contract rather than in the first calendar month following the effective date of the contract as though the warranty and maintenance period commenced on the first day of such month. We also now recognize revenue related to back maintenance fees when evidence of an arrangement exists rather than commencing in the first calendar month following the effective date of the contract as though the warranty and maintenance period commenced on the first day of such month.

●

Implied Arrangement Error - We now cease to defer revenue for any implied warranty and software maintenance arrangement upon the receipt from the applicable customer of the first substantive contract for extended warranty and software maintenance services, and we will recognize the applicable previously deferred revenue related to the implied arrangement, provided all other revenue recognition criteria have been met. The Company’s historical practice was to continue to defer revenue for implied warranty and software maintenance arrangements (despite the receipt of an initial substantive extended warranty and software maintenance contract) until we could establish a pattern that we were able to enforce our warranty and software maintenance contracts as evidenced by, among other items, (i) the consistent receipt of extended renewal orders from the specific customer for warranty and software maintenance services and (ii) senior management’s assertion that warranty and software maintenance services would not be provided to the customer if existing contracts were canceled or were not renewed.

These changes in our revenue recognition practices resulted in a shift of revenue between accounting periods, and do not have any impact on the total revenue recognized over the life of a warranty and software maintenance contract or arrangement, although the timing of the recognition of such revenue commences earlier and ends earlier than would be the case under the Company’s previously used accounting treatment.

See our 2012 Form 10-K for additional information regarding the restatement of our unaudited consolidated financial statements for the quarter ended June 30, 2012, and for information regarding the restatement in the 2012 Form 10-K of our audited consolidated financial statements for the years ended December 31, 2011 and 2010 and of our unaudited consolidated financial statements for each of the quarters in the year ended December 31, 2011 and for the quarters ended March 31, 2012 and September 30, 2012.

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (this “Form 10-Q”) reflects the impact of the restatement on the applicable unaudited quarterly financial information for the three and six months ended June 30, 2012.

Our previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 has not been and will not be amended.

The combined impact of the adjustments to specified line items included in this Form 10-Q have been restated to reflect the corrections of the above errors, which impact revenues from products, revenues from services and deferred revenues (current and non-current). All other adjustments relate to the applicable income tax effects of these errors. The following schedules reconcile the amounts as originally reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 to the corresponding restated amounts as reported herein and in our 2012 Form 10-K.

 Restated consolidated statement of operations amounts (unaudited)

	For the Three Months Ended June 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$(2,650)	$—
	75,938	(2,650)	73,288

Services
Accounting practice error	—	340	—
Implied arrangement error	—	669	—
	16,405	1,009	17,414

Total revenues	92,343	(1,641)	90,702
Income from operations	8,104	(1,641)	6,463
Income before income taxes	6,906	(1,641)	5,265
Income tax benefit	(19,944)	(487)	(20,431)
Net income	26,850	(1,154)	25,696
Earnings per share:
Basic	$0.38	$(0.02)	$0.36
Diluted	$0.33	$(0.01)	$0.32

	For the Six Months Ended June 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$(2,086)	$—
	144,981	(2,086)	142,895

Services
Accounting practice error	—	1,028	—
Implied arrangement error	—	432	—
	33,005	1,460	34,465

Total revenues	177,986	(626)	177,360
Income from operations	15,391	(626)	14,765
Income before income taxes	12,503	(626)	11,877
Income tax benefit	(18,729)	(257)	(18,986)
Net income	31,232	(369)	30,863
Earnings per share:
Basic	$0.44	$(0.01)	$0.43
Diluted	$0.40	$—	$0.40

Restated consolidated statements of comprehensive income amounts (unaudited)

	For the Three Months Ended
	June 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$26,850	$(1,154)	$25,696
Comprehensive income	$26,357	$(1,154)	$25,203

	For the Six Months Ended
	June 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$31,232	$(369)	$30,863
Comprehensive income	$31,526	$(369)	$31,157

Restated consolidated statements of cash flows amounts (unaudited)

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows.

	For the Six Months Ended
	June 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$31,232	$(369)	$30,863
Deferred income taxes	(23,363)	—	(23,363)
Accrued expenses and other	1,382	(257)	1,125
Deferred revenues	4,471	626	5,097
Net cash provided by operating activities	$46,999	$—	$46,999

ITEM 2          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Restatement of Previously Issued Financial Statements. As discussed further in Note 14 to the condensed consolidated financial statements” contained in this Form 10-Q, in the 2012 Form 10-K, we restated our consolidated financial statements for, among other prior periods, the quarter ended June 30, 2012. Specifically, we have restated our consolidated financial statements for such quarter and other periods as the result of certain errors that existed in our previously filed financial statements related to the manner in which we had historically recorded revenues related to our warranty and software maintenance contracts, including a previous implied warranty and software maintenance arrangement with a certain customer. During the first quarter of 2013, we corrected the manner in which we record revenue for our warranty and software maintenance contracts and arrangements, and we are also continuing to enhance our documentation related to our revenue recognition policies and practices. See our 2012 Form 10-K for additional information regarding the restatement of our unaudited consolidated financial statements for the quarter ended June 30, 2012, and for information regarding the restatement in the 2012 Form 10-K of our audited consolidated financial statements for the years ended December 31, 2011 and 2010 and of our unaudited consolidated financial statements for each of the quarters in the year ended December 31, 2011 and for the quarters ended March 31, 2012 and September 30, 2012.

The impact of the correction of these errors on the applicable line items in the condensed consolidated financial statements for the three and six months ended June 30, 2012 resulting from the restatement is set forth in Note 14 to the condensed consolidated financial statements, included in this Form 10-Q.

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

During the 2013 second quarter, our cash, cash equivalents and investments in the aggregate increased by $25.8 million to $234.1 million from the $208.3 million reported three months earlier at March 31, 2013, and by $56.6 million from the $177.5 million reported six months earlier at December 31, 2012. Total revenues increased 27.8% to $115.9 million during the 2013 second quarter from $90.7 million during the 2012 second quarter due to the completion of two significant acquisitions in June and August of 2012. However, during the second quarter of 2013, our revenues came in below our expectations due, in part, to delays in spending at certain customers. We remain confident in our competitive position and our opportunities for long-term growth as our customers continue to transition to mobile networks, virtual data centers and hybrid cloud environments to deliver next generation applications. However, we believe that there continues to be some concerns that are creating uncertainty in the market, such as the Federal sequestration in the United States and the capital spending plans of large service providers and equipment manufacturers. This uncertainty may adversely impact our sales, results of operations and financial position over the near term.

Acquisition of BreakingPoint Systems, Inc. On August 24, 2012, we completed our acquisition of all of the outstanding shares of common stock of BreakingPoint Systems, Inc. (“BreakingPoint”). The aggregate cash consideration paid totaled $163.7 million, or $150.3 million net of BreakingPoint’s existing cash and investment balances at the time of the acquisition. The acquisition was funded from our existing cash and investments. BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage BreakingPoint’s existing sales channels and assembled workforce, including its experienced product development and sales teams. The results of operations of BreakingPoint have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q for additional information regarding the BreakingPoint acquisition.

Acquisition of Anue Systems, Inc. On June 1, 2012, we completed our acquisition of all of the outstanding shares of common stock of Anue Systems, Inc. (“Anue”). The aggregate consideration paid totaled $152.4 million, or $148.7 million net of Anue’s existing cash and investment balances at the time of the acquisition. The acquisition was funded from our existing cash and investments. Anue provides solutions to monitor and test complicated networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced product development team. The results of operations of Anue have been included in our condensed consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q for additional information regarding the Anue acquisition.

Revenues. Our revenues are principally derived from the sale and support of our test and visibility solutions.

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

Our service revenues primarily consist of technical support, warranty and software maintenance services revenues related to our network test and visibility hardware and software products. Most of our products include up to one year of these services with the initial product purchase, and our customers may separately purchase extended services for annual or multi-year periods. Our technical support, warranty and software maintenance services include assistance with the set-up, configuration and operation of our products, repair or replacement of defective products, bug fixes, and unspecified when and if available software upgrades. For certain network test products, our technical support and software maintenance service revenues also include our Application and Threat Intelligence (ATI) service, which provides a comprehensive suite of application protocols, software updates and technical support. The ATI service provides full access to the latest security attacks and application updates for use in real-world test and assessment scenarios. Our customers may purchase the ATI service for annual or multi-year periods. Service revenues also include training and other professional services revenues.

Sales to AT&T were approximately $17.5 million, or 15.1%, and $40.4 million, or 16.9%, of our total revenues for the three and six months ended June 30, 2013, respectively, and $1.7 million, or 1.9%, and $2.9 million, or 1.7%, of our total revenues for the three and six months ended June 30, 2012, respectively. Sales to Cisco Systems were approximately $12.3 million, or 10.6%, and $26.4 million, or 11.0%, of our total revenues for the three and six months ended June 30, 2013, respectively, and $13.5 million, or 14.9%, and $28.4 million, or 16.0%, of our total revenues for the three and six months ended June 30, 2012, respectively. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers for the foreseeable future, we expect to continue to see some declines in revenues from such customers as a percentage of total revenues as we continue to sell our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2012 acquisitions of Anue and BreakingPoint (the “2012 Acquisitions”) and the growth of their businesses will continue to further diversify our customer base.

From a geographic perspective, we generated revenues from shipments to international locations of $39.3 million, or 33.9%, and $85.8 million, or 36.0%, of our total revenues for the three and six months ended June 30, 2013, respectively, and $40.3 million, or 44.5%, and $82.9 million, or 46.7%, of our total revenues for the three and six months ended June 30, 2012, respectively. The decline in the percentage of our revenue from shipments to international locations was primarily due to our 2012 Acquisitions, which have a higher concentration of revenue from customers in the United States. Over the next 12 months, we expect to leverage and expand our international sales force to sell our Anue and BreakingPoint products to a larger global customer base, and as a result, we expect to increase our percentage of revenues from shipments to international locations.

Stock-Based Compensation. For the three and six months ended June 30, 2013, stock-based compensation expense was $5.7 million and $12.6 million, respectively. For the three and six months ended June 30, 2012, stock-based compensation expense was $3.8 million and $7.9 million, respectively. The increase in stock-based compensation expense in the three and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to (i) the incremental impact of the share-based awards granted to the Anue and BreakingPoint employees related to our 2012 Acquisitions and (ii) an increase in the number of participants in our employee stock purchase plan. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2013 through 2017 related to unvested share-based awards as of June 30, 2013 was approximately $31.4 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the warranty cost of hardware that is replaced or repaired during the warranty coverage period. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $6.4 million and $12.9 million for the three and six months ended June 30, 2013, respectively, and $3.6 million and $6.3 million for the three and six months ended June 30, 2012, respectively, which are included within our Amortization of Intangible Assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

●     shipment volume.

In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we expect to continue to experience pricing pressure on larger transactions and from larger customers as a result of competition.

Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related costs and restructuring expenses discussed below, to increase modestly for the remainder of 2013 due primarily the expansion of our sales force and investments in certain product initiatives.

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

●

Amortization of intangible assets consists of the recognition of the purchase price of various intangible assets over their estimated useful lives. We evaluate our identifiable definite-lived intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that a potential impairment may exist. An impairment charge would be recorded to the extent that the carrying value of the intangible asset exceeds its undiscounted cash flows and its estimated fair value in the period that the impairment circumstances occurred. We also evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value. The future amortization expense of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies or product lines or are required to record impairment charges related to our acquired intangible assets.

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

●	Restructuring expenses consist primarily of employee severance costs and other related charges, as well as facility-related charges to exit certain locations. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net represents interest on cash and a variety of securities, including money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities, realized gains/losses on the sale of investment securities, certain foreign currency gains and losses, and other non-operating items.

Interest Expense consists of interest due to the holders of our 3.00% convertible senior notes issued in December 2010 and interest expense and fees pertaining to our credit facility established in December 2012, as well as the amortization of the associated debt issuance costs. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

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

Our effective tax rate differs from the federal statutory rate of 35% due to benefits associated with the differential in tax rates for certain foreign operations, state taxes and significant permanent differences.  Significant permanent differences arise primarily due to research and development credits and certain stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions. Federal research credits were not available to be recorded in our 2012 financial statements. During the 2013 first quarter, the federal research credit was retroactively renewed for 2012, and such benefits were recorded at that time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements included in this Form 10-Q which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets and marketable securities, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates have significantly changed since our Annual Report on Form 10-K for the year ended December 31, 2012. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated and reflects the impact of the restatement of the prior period consolidated financial statements as described in “Restatement of Previously Issued Financial Statements” above and Note 14 to the condensed consolidated financial statements included in this Form 10-Q:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenues:
Products	75.8%	80.8%	77.3%	80.6%
Services	24.2	19.2	22.7	19.4
Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues - products(2)	18.2	15.7	17.8	16.4
Cost of revenues - services	2.9	3.0	2.7	2.7
Research and development	25.5	24.9	24.8	24.5
Sales and marketing	28.6	27.1	28.6	27.7
General and administrative	10.4	12.2	10.1	12.7
Amortization of intangible assets	8.7	5.9	8.5	5.3
Acquisition and other related	0.9	4.1	0.9	2.3
Restructuring	—	—	0.0	—
Total costs and operating expenses	95.2	92.9	93.4	91.7

Income from operations	4.8	7.1	6.6	8.3
Interest income and other, net	3.0	0.7	1.5	0.4
Interest expense	(1.7)	(2.0)	(1.6)	(2.0)
Income before income taxes	6.1	5.8	6.5	6.7
Income tax (benefit) expense	2.9	(22.5)	1.5	(10.7)
Net income	3.2%	28.3%	5.0%	17.4%

(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.1%	0.1%	0.1%
Cost of revenues - services	0.0	0.0	0.0	0.0
Research and development	1.8	1.0	1.9	1.3
Sales and marketing	1.6	1.0	1.6	1.1
General and administrative	1.4	2.0	1.6	2.0

(2)Cost of revenues – products excludes amortization of intangibles, which is shown separately.

Comparison of Three and Six Months Ended June 30, 2013 and 2012

As a result of our acquisitions of Anue on June 1, 2012 and BreakingPoint on August 24, 2012 (the “2012 Acquisitions”), our 2013 consolidated results of operations include the financial results of these acquisitions from their respective acquisition dates. To assist the readers of our financial statements in reviewing our year-over-year consolidated operating results, we have estimated the impacts of these acquisitions for the applicable periods in the related statement of operations sections below. Results for the three and six months ended June 30, 2012 do not include any results of BreakingPoint, which was not acquired until the third quarter of 2012.

Revenues. In the second quarter of 2013, total revenues increased 27.8% to $115.9 million from the $90.7 million recorded in the second quarter of 2012. The year over year increase was primarily due to the impact of our 2012 Acquisitions. The second quarters of 2013 and 2012 included revenues of $33.2 million and $3.9 million, respectively, related to the 2012 Acquisitions. Excluding the revenues from our 2012 Acquisitions, revenues decreased by $4.1 million, or 4.7%, to $82.7 million in the second quarter of 2013 as compared to the same period in 2012.

In the first six months of 2013, total revenues increased 34.6% to $238.7 million from $177.3 million recorded in the same period of 2012. The year over year increase was primarily due to the impact of our 2012 Acquisitions. The first six months of 2013 and 2012 included revenues of $71.5 million and $3.9 million, respectively, related to the 2012 Acquisitions. Excluding the revenues from our 2012 Acquisitions, revenues decreased by $6.3 million, or 3.7%, to $167.1 million in the first six months of 2013 as compared to the same period in 2012.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 21.1% in the 2013 second quarter from 18.7% in the 2012 second quarter. As a percentage of total revenues, our total cost of revenues increased to 20.5% in the first six months of 2013 from 19.1% in the first six months of 2012. These increases in cost of revenues as a percentage of total revenues were primarily due to lower sales prices on certain of our Ethernet interface cards in 2013 when compared to their sales prices for the same periods in 2012, without a similar reduction in the materials costs of the interface cards.

Research and Development Expenses. In the second quarter of 2013, research and development expenses increased 31.0% to $29.5 million from $22.5 million in the second quarter of 2012. As a result of our 2012 Acquisitions, our research and development expenditures in the second quarter of 2013 and 2012 included approximately $7.5 million and $893,000, respectively, related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the 2012 Acquisitions, research and development expenses in the second quarter of 2013 were $22.1 million compared to $21.7 million in the second quarter of 2012. This increase was primarily due to an increase in stock-based compensation expense of $1.1 million, partially offset by a decrease in compensation and other related costs of $741,000. The net decrease in compensation and related employee costs was primarily due to lower bonus expense as we expect our 2013 performance to be below our applicable annual company-wide objectives and targets.

Research and development expenses for the first six months of 2013 increased 36.5% to $59.3 million from $43.4 million in the same period of 2012. Excluding the incremental research and development costs related to the 2012 Acquisitions, of $14.4 million and $893,000 in the first six months of 2013 and 2012, respectively, our research and development expenses were $44.9 million in the first six months of 2013 compared to $42.5 million in the same period of 2012. This increase was primarily due to an increase in stock-based compensation expense of $2.3 million and higher spending on new product initiatives of $864,000, partially offset by a decrease in compensation and other related costs of $680,000.

Sales and Marketing Expenses. In the second quarter of 2013, sales and marketing expenses increased 35.2% to $33.2 million from $24.6 million in the second quarter of 2012. As a result of our 2012 Acquisitions, our sales and marketing expenditures in the second quarter of 2013 and 2012 included approximately $8.5 million and $1.4 million related to the sales and marketing activities of Anue and BreakingPoint. Excluding the incremental sales and marketing costs related to the 2012 Acquisitions, sales and marketing expenses in the second quarter of 2013 were $24.7 million compared to $23.2 million in the second quarter of 2012. This increase was primarily due to an increase in stock-based compensation expense of $924,000 and higher marketing events and activities related costs (e.g., trade shows) of $685,000.

Sales and marketing expenses for the first six months of 2013 increased 38.8% to $68.2 million from $49.2 million in the same period of 2012. Excluding the incremental sales and marketing costs related to the 2012 Acquisitions of $18.0 million and $1.4 million, in the first six months of 2013 and 2012, respectively, sales and marketing expenses in the first six months of 2013 were $50.2 million compared to $47.8 million in the same period of 2012. This increase was primarily due to an increase in stock-based compensation expense of $1.9 million and higher marketing events and activities related costs (e.g., trade shows) of $1.3 million, partially offset by a net decrease in compensation and other related costs of $849,000.

General and Administrative Expenses. In the second quarter of 2013, general and administrative expenses increased 8.4% to $12.0 million from $11.1 million in the second quarter of 2012. As a result of our 2012 Acquisitions, our general and administrative expenses in the second quarters of 2013 and 2012 included approximately $868,000 and $340,000, respectively, related to the general and administrative activities of Anue and BreakingPoint. Our general and administrative expenditures in the second quarter of 2013 also included one-time items including $156,000 of costs incurred in the second quarter of 2013 related to the restatement of certain of our previously issued financial statements (See Note 14 to the condensed consolidated financial statements included in this Form 10-Q). Excluding these one-time items and the incremental general and administrative costs related to the 2012 Acquisitions, general and administrative expenses in the second quarter of 2013 were $11.0 million compared to $10.3 million in the second quarter of 2012.

For the first six months of 2013, general and administrative expenses increased 6.5% to $24.1 million from $22.6 million in the same period of 2012. Our general and administrative expenditures in the first six months of 2013 included $1.7 million of costs related to the general and administrative activities of Anue and BreakingPoint and $1.0 million of costs incurred related to the restatement of certain of our previously filed financial statements, partially offset by $1.2 million of proceeds from the settlement of a previous legal matter in the first quarter of 2013. Our general and administrative expenditures in the first six months of 2012 included one-time charges of $1.7 million in connection with the departure of our former CEO, $401,000 incurred in the second quarter of 2012 to settle a legal matter, and $340,000 related to the Anue acquisition. Excluding these one-time items, and the incremental general and administrative costs related to the 2012 Acquisitions, general and administrative expenses in the first six months of 2013 were $22.5 million compared to $20.2 million in the first six months of 2012. This increase was primarily due to an increase in compensation and other related costs of $755,000, an increase in professional services fees of $674,000, and an increase in stock-based compensation expense of $410,000.

Amortization of Intangible Assets. In the second quarter of 2013, amortization of intangible assets increased to $10.1 million from $5.4 million in the second quarter of 2012. In the first six months of 2013, amortization of intangible assets increased to $20.2 million from the $9.4 million recorded in the first six months of 2012. These increases were primarily due to the incremental amortization of intangibles related to our acquisitions of Anue in June 2012 and BreakingPoint in August 2012.

Acquisition and Other Related Expenses. Acquisition and other related expenses for the three and six months ended June 30, 2013 were $1.1 million and $2.4 million, respectively, and related to our acquisitions of Anue and BreakingPoint. Acquisition and other related expenses for the three and six months ended June 30, 2012 were $3.7 million and $4.2 million, respectively, and related to our acquisition of Anue. Acquisition and other related costs primarily consisted of transaction and integration related costs such as professional fees for legal, accounting and tax services, integration related consulting fees, amortization of deferred consideration payable to certain pre-acquisition employees of BreakingPoint, certain employee, facility and infrastructure costs, and other acquisition-related costs.

Restructuring. There were no restructuring expenses incurred in the first six months of 2012. There were no restructuring expenses incurred in the second quarter of 2013. Restructuring expenses for the first six months of 2013 were $58,000. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net. Interest income and other, net increased to $3.4 million in the second quarter of 2013 from the $602,000 recorded in the second quarter of 2012. Interest income and other, net increased to $3.6 million in the first six months of 2013 from the $712,000 recorded in the first six months of 2012. These increases were primarily due to a $2.9 million realized gain recorded during the second quarter of 2013 for the sale of certain of our auction rate securities that were previously written-down.

Interest Expense. Interest expense, including the amortization of debt issuance costs, was $1.9 million for the second quarter of 2013 and $1.8 million for the second quarter of 2012. Interest expense, including the amortization of debt issuance costs, was $3.9 million for the first six months of 2013 and $3.6 million for the first six months of 2012. Interest expense relates to our convertible senior notes, which were issued in December 2010, as well as the amortization of deferred issuance costs and commitment fees related to our credit facility which we established in December 2012.

Income Tax. Income tax expense was $3.3 million, or an effective rate of 46.8% for the second quarter of 2013 as compared to an income tax benefit of $20.4 million, or an effective rate of (388.1%), for the second quarter of 2012. Income tax expense was $3.6 million, or an effective rate of 23.1%, for the first six months of 2013 as compared to an income tax benefit of $19.0 million, or an effective rate of (159.9%), for the first six months of 2012. The lower effective tax rate for the three and six months ended June 30, 2012 when compared to the same periods in 2013, was primarily due to the tax benefit realized in the 2012 second quarter from the $22.6 million partial reversal of our valuation allowance resulting from the net deferred tax liabilities recorded as part of the Anue Acquisition

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence.  Management has concluded it is more likely than not that all of its U.S. deferred tax assets, with the exception of its deferred tax assets for capital loss carryforwards, will be realized.  Any reversal of our valuation allowance will favorably impact our results of operations in the period of the reversal.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations with our cash balances generated primarily from operations and proceeds from our October 2000 initial public offering (“IPO”), our December 2010 convertible debt offering and exercises of share-based awards. Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, increased to $234.1 million as of June 30, 2013 from $177.5 million as of December 31, 2012, primarily due to $51.2 million in net cash provided by our operating activities, and $13.4 million of cash generated from exercises of share-based awards, partially offset by capital expenditures of $9.4 million.

Of our total cash, cash equivalents and short- and long-term investments, $19.9 million and $22.5 million were held outside of the United States in various foreign subsidiaries as of June 30, 2013 and December 31, 2012, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of June 30, 2013.

The following table sets forth our summary cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
		(Restated)
Net cash provided by operating activities	$51,165	$46,999
Net cash used in investing activities	(57,266)	(55,714)
Net cash provided by financing activities	14,283	11,382

Cash Flows from Operating Activities

Net cash provided by operating activities was $51.2 million in the first six months of 2013 and $47.0 million in the same period of 2012. This increase in cash flow generated from operations was primarily due to growth in operating profit, principally driven by higher revenues, partially offset by the increase in operating expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $57.3 million and $55.7 million for the first six months of 2013 and 2012, respectively. Excluding marketable securities purchases and proceeds, net cash used in investing activities was $9.4 million and $157.1 million for the first six months of 2013 and 2012, respectively. The net cash used in the first six months of 2013 primarily related to capital expenditures. The decrease in net cash used in the first six months of 2013 was primarily due to the acquisition of Anue in the second quarter of 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was $14.3 million and $11.4 million for the first six months of 2013 and 2012, respectively. This increase in cash provided by financing activities was primarily due to a $2.9 million increase in proceeds from the exercises of share-based awards for the first six months of 2013 as compared to the same period in 2012.

We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations, and borrowings available under our $150 million credit facility established in December 2012, will be sufficient to satisfy our operating requirements for at least the next 12 months. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets and the timely filing of our periodic reports with the Commission. Our failure to timely file our 2012 Form 10-K with the Securities and Exchange Commission may currently limit our ability to access the capital markets using short form registration. In addition, our $200 million convertible senior notes have various default provisions, which could accelerate repayment and adversely impact our liquidity.

Safe Harbor Under the Private Securities Litigation Reform Act of 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: anticipated benefits and synergies of our 2012 acquisitions of Anue and BreakingPoint will not be realized, changes in the global economy, competition, consistency of orders from significant customers, our success in developing and producing new products, our success in developing new sales channels and customers, market acceptance of our products, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our 2012 Form 10-K, and in our other filings with the Securities and Exchange Commission.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2012 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2012. See also Note 11 to the condensed consolidated financial statements included in this Form 10-Q.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2013), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of such period, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.     OTHER INFORMATION

ITEM 1.       Legal Proceedings

Discussion of legal matters is incorporated by reference from Part  I, Item 1, Note 12 to the condensed consolidated financial statements included in this Form 10-Q, and should be considered an integral part of this Part  II, Item 1, “Legal Proceedings.”

ITEM 1A.     Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our 2012 Form 10-K and in certain of our other filings with the Securities and Exchange Commission. There have been no material changes to our risk factors previously disclosed in the 2012 Form 10-K.

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

ITEM 6.       Exhibits

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with or incorporated by reference as part of this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	August 9, 2013	By:	/s/ Victor Alston
Victor Alston
President and Chief Executive Officer

Date:	August 9, 2013	By:	/s/ Thomas B. Miller
Thomas B. Miller
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Sixth Amendment to Office Lease entered into as of June 18, 2013 between MS LPC Malibu Property Holdings, LLC and the Company

10.2	Amendment No. 2 to Ixia 2010 Employee Stock Purchase Plan, as amended(1)

10.3	Amendment No. 3 to Ixia 2010 Employee Stock Purchase Plan, as amended(2)

10.4	Ixia 2013 Senior Officer Bonus Plan(3)

10.5	Second Amended and Restated Ixia 2008 Equity Incentive Plan(4)

31.1*	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

**

The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, (iii) unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, (iv) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, and (v) notes to unaudited condensed consolidated financial statements. In accordance with Rule 406T of Regulation S-T, such electronically submitted information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-188689) filed with the Commission on May 17, 2013.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.