Form 10-Q/A
period 2013-03-31
IXIA
filed 2014-06-23
CIK 1120295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

As used in this Amendment No. 2 on Form 10-Q/A for the quarter ended March 31, 2013 (the “Form 10-Q/A”), the terms “Company,” “our,” “us” or “we” refer to Ixia, a California corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2013 (the “Original Filing”), as well as Amendment No. 1 on Form 10-Q/A to the Original Filing, as filed with the SEC on August 9, 2013 (“Amendment No. 1”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the quarter ended March 31, 2013 and to make related revisions to certain other disclosures in the Original Filing and in Amendment No. 1. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified errors related to revenue that affected the timing of the Company’s recognition of revenue for transactions that impacted the first quarter of 2013. The errors relate to (i) our inappropriate assessment of certain multiple-element arrangement sales transactions and (ii) an arrangement involving the extension of payment terms beyond our customary terms. The restatement also reflects the correction of errors related to the income tax effects of such revenue errors as well as the correction of certain other tax items in the quarter ended March 31, 2013. Further explanation regarding the restatement is set forth in Note 13 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

The following sections in the Original Filing (and in Amendment No. 1 in the case of Part I – Item 4) are revised in this Form 10-Q/A to reflect the restatement:

●	Part I - Item 1 – Financial Statements (Unaudited)
●	Part 1 - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I - Item 4 – Controls and Procedures
●	Part II - Item 1A - Risk Factors
●	Part II - Item 6 – Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information, as well as the information in Amendment No. 1, are modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC (i.e., May 10, 2013).

IXIA

PART I.          FINANCIAL INFORMATION

ITEM 1.          Financial Statements (unaudited)

IXIA

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2013	2012
	(As Restated See Note 13)
Assets
Current assets:
Cash and cash equivalents	$65,337	$47,508
Short-term investments in marketable securities	139,753	126,851
Accounts receivable, net	99,853	103,523
Inventories	36,305	37,220
Prepaid expenses and other current assets	46,357	42,942
Total current assets	387,605	358,044

Investments in marketable securities	3,167	3,119
Property and equipment, net	29,205	28,763
Intangible assets, net	147,099	157,003
Goodwill	260,457	260,457
Other assets	13,623	11,863
Total assets	$841,156	$819,249

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,445	$12,114
Accrued expenses and other	44,208	52,525
Deferred revenues	66,603	66,096
Total current liabilities	123,256	130,735

Deferred revenues	10,602	8,695
Other liabilities	36,984	32,321
Convertible senior notes	200,000	200,000
Total liabilities	370,842	371,751

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at March 31, 2013 and December 31, 2012; 75,219 and 74,126 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	166,728	158,933
Additional paid-in capital	176,360	168,980
Retained earnings	125,116	117,296
Accumulated other comprehensive income	2,110	2,289
Total shareholders’ equity	470,314	447,498

Total liabilities and shareholders’ equity	$841,156	$819,249

The accompanying notes are an integral part of these condensed consolidated financial statements

IXIA

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2013	2012
	(As Restated See Note 13)	(As Restated See Note 13)
Revenues:
Products	$95,511	$69,607
Services	25,948	17,051
Total revenues	121,459	86,658

Costs and operating expenses:(1)
Cost of revenues - products (2)	21,387	14,782
Cost of revenues - services	3,025	2,130
Research and development	29,712	20,851
Sales and marketing	35,041	24,607
General and administrative	12,058	11,516
Amortization of intangible assets	10,138	4,045
Acquisition and other related	1,272	425
Restructuring	58	—
Total costs and operating expenses	112,691	78,356

Income from operations	8,768	8,302
Interest income and other, net	207	110
Interest expense	(1,943)	(1,800)
Income before income taxes	7,032	6,612
Income tax expense (benefit)	(788)	1,445
Net income	$7,820	$5,167

Earnings per share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

Weighted average number of common and common equivalent shares outstanding:
Basic	74,718	70,580
Diluted	76,919	72,954

(1) Stock-based compensation included in:
Cost of revenues - products	$153	$96
Cost of revenues - services	58	37
Research and development	2,448	1,279
Sales and marketing	2,015	1,023
General and administrative	2,205	1,666

(2)Cost of revenues – products excludes amortization of intangible assets, related to product lines and purchased technologies of $6.5 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively, which is included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements

IXIA

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2013	2012
	(As Restated See Note 13)	(As Restated See Note 13)

Net income	7,820	5,167

Other comprehensive income, net of tax:
Change in unrealized gains and losses on investments	144	1,084
Cumulative translation adjustment	(323)	(297)

Total other comprehensive income (loss), net of tax	(179)	787

Comprehensive income	$7,641	$5,954

The accompanying notes are an integral part of these condensed consolidated financial statements

IXIA

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2013	2012
	(As Restated See Note 13)	(As Restated See Note 13)
Cash flows from operating activities:
Net income	$7,820	$5,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,794	3,700
Amortization of intangible assets	10,138	4,045
Stock-based compensation	6,880	4,101
Deferred income taxes	(1,813)	(317)
Tax benefit from stock options transactions	500	657
Excess tax benefits from stock-based compensation	(555)	(597)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	3,670	2,000
Inventories	915	443
Prepaid expenses and other current assets	(3,954)	60
Other assets	1,739	101
Accounts payable	331	4,943
Accrued expenses and other	(8,324)	4,619
Deferred revenues	2,414	4,881
Other liabilities	3,031	54

Net cash provided by operating activities	26,586	33,857

Cash flows from investing activities:
Purchases of property and equipment	(4,559)	(4,754)
Purchases of available-for-sale securities	(40,216)	(81,173)
Proceeds from available-for-sale securities	27,501	52,417
Purchases of other intangible assets	(234)	(206)
Payments in connection with acquisitions, net of cash acquired	401	—

Net cash used in investing activities	(17,107)	(33,716)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,795	5,947
Excess tax benefits from stock-based compensation	555	597

Net cash provided by financing activities	8,350	6,544

Net increase in cash and cash equivalents	17,829	6,685
Cash and cash equivalents at beginning of period	47,508	42,729
Cash and cash equivalents at end of period	$65,337	$49,414

The accompanying notes are an integral part of these condensed consolidated financial statements

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.           Business

Ixia was incorporated on May 27, 1997 as a California corporation. We are a leading provider of converged Internet Protocol (IP) network test and network visibility solutions. Equipment manufacturers, service providers, enterprises, and government agencies use our solutions to design, verify, and monitor a broad range of Ethernet, Wi-Fi, 3G and 4G/LTE equipment and networks. Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services. We operated within one business segment during the periods presented in the accompanying condensed consolidated financial statements.

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

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation. Income taxes payable is now presented within Accrued expenses and other on our consolidated balance sheets and consolidated statements of cash flows.

Recent Accounting Pronouncements

In June 2011, the FASB issued disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminated the then current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, we are required to present either a single continuous statement of comprehensive income or a consolidated statement of operations immediately followed by a statement of comprehensive income. Although this guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under the previous guidance. We adopted this guidance in the first quarter of 2012 on a retrospective basis. There was no impact to our consolidated financial results as the adoption of this guidance related only to changes in financial statement presentation. In February 2013, FASB issued finalized disclosure guidance related to the amounts reclassified from accumulated other comprehensive income. Under this guidance, we are required to show reclassifications from accumulated other comprehensive income either in a single note or parenthetically on the face of the statement of operations provided that all of the required information is presented in a single location with the effect of significant amounts reclassified by component and the financial statement line items affected by the reclassification. The effective date for this disclosure guidance is for fiscal years beginning after December 15, 2012. We adopted this new guidance prospectively in the quarter ended March 31, 2013. The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.           Acquisitions

Anue Systems, Inc.

On June 1, 2012, we completed our acquisition of all of the outstanding shares of capital stock and all other equity interests of Anue Systems, Inc. (“Anue”). Anue provides solutions to monitor and test complex networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced development team. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Anue’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

The aggregate cash consideration paid totaled $152.4 million and is subject to certain post-closing adjustments including an adjustment based on the final amount of Anue’s closing net working capital. The acquisition was funded from our existing cash and sale of investments.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$3,659
Accounts receivable	11,843
Inventories	4,380
Prepaid and other assets	2,980
Fixed assets	1,600
Identifiable intangible assets	74,700
Goodwill	91,376
Total assets acquired	190,538
Accounts payable, accrued expenses and other liabilities	(8,115)
Deferred revenues	(6,997)
Deferred tax liability, net	(22,986)
Net assets acquired	$152,440

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

The identifiable intangible assets of $74.7 million consist of $45.0 million of acquired technology, $21.9 million of customer relationships, $4.0 million for the trade name, $2.1 million related to non-compete agreements and $1.7 million of other identifiable intangible assets. The fair values of the identifiable intangible assets have been estimated using the income approach, which includes the discounted cash flow and relief-from-royalty methods. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from six months to six years. The goodwill recorded in connection with this transaction is not deductible for U.S. income tax purposes.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

BreakingPoint Systems, Inc.

On August 24, 2012, we completed our acquisition of all of the outstanding shares of capital stock of BreakingPoint Systems, Inc. (“BreakingPoint”). BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage BreakingPoint’s existing sales channels and assembled workforce, including its experienced product development and sales teams. These factors, among others, contributed to a purchase price in excess of the estimated fair value of BreakingPoint’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

The aggregate cash consideration paid totaled $163.7 million, and was funded from our existing cash and sale of investments.

Acquisition and other related costs, including integration activities, approximated $1.0 million for the three months ended March 31, 2013. These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and Other Related line item on our condensed consolidated statements of operations.

In connection with the acquisition, we may be obligated to pay up to $3.8 million to certain pre-acquisition employees of BreakingPoint over a weighted average period of less than two years provided they remain employees of Ixia. As of March 31, 2013, we have paid $1.1 million related to this obligation, of which $662,000 has been included within the Acquisition and Other Related line item on our condensed consolidated statements of operations for the three months ended March 31, 2013. The remaining accrual was included as a component of Accrued expenses and other in our consolidated balance sheets.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$13,417
Accounts receivable	4,552
Inventories	3,156
Prepaid and other assets	796
Fixed assets	936
Identifiable intangible assets	65,600
Goodwill	102,652
Total assets acquired	191,109
Accounts payable, accrued expenses and other liabilities	(6,889)
Deferred revenues	(6,387)
Deferred tax liability, net	(14,146)
Net assets acquired	$163,687

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

The identifiable intangible assets of $65.6 million consist of $22.7 million of acquired technology, $20.6 million of customer relationships, $16.6 million of service agreements, $2.9 million for the trade name, $2.2 million related to non-compete agreements and $600,000 of other identifiable intangible assets. The fair values of the identifiable intangible assets have been estimated using the income approach, which includes the discounted cash flow and relief-from-royalty methods. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from two weeks to six years. The goodwill recorded in connection with this transaction is not deductible for U.S. income tax purposes.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

4.     Restructuring

During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our August 24, 2012 acquisition of BreakingPoint (“BreakingPoint Restructuring”). The BreakingPoint Restructuring included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). For the year ended December 31, 2012, we recognized restructuring costs of approximately $4.1 million, and of this amount, $2.7 million primarily related to one-time employee termination benefits consisting of severance and other related costs and $1.4 million related to facility costs associated with the closure of our office in Melbourne, Australia and other costs, which were recorded to the Restructuring line item within our consolidated statement of operations. There were no restructuring activities prior to the third quarter of 2012.

As of December 31, 2012, $1.0 million of such costs were accrued to the Accrued expenses and other line item within our consolidated balance sheets. The BreakingPoint Restructuring was substantially completed during the fourth quarter of 2012.

As of March 31, 2013, $650,000 of such costs were accrued to the Accrued expenses and other line item within our consolidated balance sheets. These costs relate primarily to lease termination costs which are expected to be paid by the end of the second quarter of 2015.

Activity related to our restructuring plan is as follows (in thousands):

Accrual at December 31, 2011	$-
Charges	4,077
Payments	(2,275)
Non-cash items	(776)
Accrual at December 31, 2012	1,026
Charges	58
Payments	(310)
Non-cash items	(124)
Accrual at March 31, 2013	$650

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.     Convertible Senior Notes

On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes (the “Notes”) due December 15, 2015 unless earlier repurchased or converted. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011.  The Notes are governed by the terms of an indenture agreement (the "Indenture") dated December 7, 2010 between the Company and Wells Fargo Bank, National Association, as trustee.

The Notes are convertible at any time prior to the close of business on the third business day immediately preceding the maturity date at the holder’s option, into shares of our common stock at an initial conversion rate of 51.4536 shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $19.43 per share. The conversion rate is subject to adjustment for certain events that occur prior to maturity, such as a change in control transaction as defined in the Indenture.

The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, which payments began on June 15, 2011. We may in certain instances be required to pay additional interest if the Notes are not freely tradable by the holders thereof (other than our affiliates) beginning six months after the date of issuance and in connection with events of default, including events of default relating to our failure to comply with our reporting obligations to the trustee and the SEC. After a default under the Indenture, if the trustee or the holders of at least 25% in aggregate principal amount of the Notes give us notice of, and direct us to cure, the default and the default is not cured within 60 days thereafter, then unless a waiver is obtained from the holders of more than 50% in aggregate principal amount of the Notes, an event of default will occur under the Indenture. Upon any such event of default, we may elect that for the first 180 days (or such lesser amount of time during which the event of default continues), the sole remedy be the payment of additional interest at an annual rate equal to 0.50%. In the event that such additional interest becomes payable because of our failure to timely file certain reports with the SEC and the trustee, the filing of such reports should cure the event of default and the interest rate will be reduced (so long as no other events of default then exist). If we elect to pay such additional interest and the event of default is not cured within the 180-day period, or if we do not make such an election to pay additional interest when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the Notes to be due and payable immediately.

As of March 31, 2013, the estimated fair value of our Notes was approximately $258.3 million. The fair values of the Notes were estimated using market prices of the Notes, which are based on Level 2 inputs (i.e. inputs, other than the quoted prices in active markets that are observable either directly or indirectly).

Senior Secured Revolving Credit Facility

On December 21, 2012, we entered into a credit agreement (the “Credit Facility Agreement”) establishing a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders that provides for an aggregate loan amount of up to $150.0 million. The Credit Facility is expected to mature on December 21, 2016, but may mature on September 14, 2015 if we do not have available liquidity (domestic cash and investments, plus availability under the Credit Facility) of $25.0 million in excess of the amount required to repay our Notes of $200.0 million in full beginning on June 15, 2015. If we satisfy this requirement between June 15, 2015 and September 14, 2015, but fail to do so after September 15, 2015 and prior to December 15, 2015, the maturity date is the date on which the requirement is no longer satisfied.

The Credit Facility Agreement requires the Company to comply with certain covenants, including maintaining (i) an interest coverage ratio (as defined in the Credit Facility Agreement) of greater than 3.50 to 1.00, measured quarterly on a trailing twelve months basis and (ii) a maximum leverage ratio (as defined in the Credit Facility Agreement) of not greater than 3.50 to 1.00 through June 30, 2014 and 3.00 to 1.00 thereafter, measured quarterly on a trailing twelve months basis. The Credit Facility Agreement also requires us to timely provide certain periodic financial statements to the lenders.

The Credit Facility Agreement also provides for customary events of default (subject to grace and cure periods in certain cases) including, without limitation, (a) failure to pay (with no grace period for the nonpayment of principal); (b) defaults under other documents executed and delivered in connection with the Credit Facility agreement; (c) bankruptcy or the commencement of insolvency proceedings, including the appointment of a receiver; (d) changes of control; and (e) failure to perform or observe covenants contained in the Credit Facility Agreement or related documents, including a covenant in the Credit Facility Agreement to comply with the Indenture governing our Notes that includes our obligation to timely file with the trustee under the Indenture the periodic financial and other reports that we are required to file with the SEC. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company will automatically cause the acceleration of payment of the unpaid principal and accrued interest of all outstanding loans.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.            Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of March 31, 2013 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$53,089	$41	$—	$53,130
Corporate debt securities	85,387	1,254	(18)	86,623
	138,476	1,295	(18)	139,753
Available-for-sale – long-term:
Auction rate securities	820	2,347	—	3,167
	820	2,347	—	3,167

Total	$139,296	$3,642	$(18)	$142,920

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Investments in marketable securities as of December 31, 2012 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$77,823	$48	$(1)	$77,870
Corporate debt securities	47,933	1,068	(20)	48,981
	125,756	1,116	(21)	126,851
Available-for-sale – long-term:
Auction rate securities	820	2,301	(2)	3,119
	820	2,301	(2)	3,119

Total	$126,576	$3,417	$(23)	$129,970

As of March 31, 2013 and December 31, 2012, our available-for-sale securities had a weighted remaining contractual maturity of 1.31 and 1.36 years, respectively. For the three months ended March 31, 2013 and 2012, gross realized gains and gross realized losses were not significant.

The amortized cost and fair value of our investments at March 31, 2013, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$49,988	$50,073
Due within 1-2 years	57,163	57,300
Due within 2-5 years	30,992	31,048
Due after 5 years	1,153	4,499
Total	$139,296	$142,920

Accounts receivable, net

Accounts receivable, net included an allowance for doubtful accounts of $1.8 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively.

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2013	2012

Raw materials	$3,265	$4,530
Work in process	18,779	14,144
Finished goods	14,261	18,546
	$36,305	$37,220

IXIA

Notes to Condensed Consolidated Financial Statements

(unaidited)

Goodwill and Other Intangible Assets

The following table presents the 2012 and 2013 activity for our goodwill (in thousands):

Balance at January 1, 2012:	$66,429
Acquisition of Anue	91,376
Acquisition of BreakingPoint	102,652
Balance at December 31, 2012:	$260,457
Adjustments	-
Balance at March 31, 2013	$260,457

We have not had any historical goodwill impairment charges.

The following table presents our purchased intangible assets (in thousands) as of March 31, 2013:

	Weighted Average
	Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.4	$141,215	$(72,222)	$68,993
Customer relationships	6.0	70,376	(21,179)	49,197
Service agreements	5.7	22,700	(6,268)	16,432
Non-compete agreements	4.2	5,700	(1,864)	3,836
Trademark	5.3	8,976	(2,674)	6,302
Other	3.9	3,651	(1,312)	2,339
		$252,618	$(105,519)	$147,099

The following table presents our purchased intangible assets (in thousands) as of December 31, 2012:

	Weighted Average
	Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.4	$141,215	$(66,704)	$74,511
Customer relationships	6.0	70,376	(18,289)	52,087
Service agreements	5.7	22,700	(5,272)	17,428
Non-compete agreements	4.2	5,700	(1,520)	4,180
Trademark	5.3	8,976	(2,333)	6,643
Other	3.8	3,416	(1,262)	2,154
		$252,383	$(95,380)	$157,003

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

The estimated future amortization expense of purchased intangible assets as of March 31, 2013 is as follows (in thousands):

2013	$29,674
2014	33,961
2015	29,277
2016	25,935
2017	18,907
Thereafter	9,345
$147,099

7.            Shareholders’ Equity

Accumulated Other Comprehensive Income

We sold available-for-sale securities in the three months ended March 31, 2013 and 2012. The gains and losses were reclassified from accumulated other comprehensive income and included within our Interest income and other, net line item on our condensed consolidated statements of operations. The reclassification amounts for the three months ended March 31, 2013 were not significant. Prior to the reclassification for the sale of available-for-sale securities, noted above, we had a net unrealized gain arising during the periods of $166,000 for the three months ended March 31, 2013. The tax impact of unrealized gains and losses was $105,000 for the three months ended March 31, 2013.

8.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three months ended
	March 31,
	2013	2012

Basic presentation:
Numerator for basic earnings per share:
Net income	$7,820	$5,167
Denominator for basic earnings per share:
Weighted average common shares outstanding	74,718	70,580

Basic earnings per share	$0.10	$0.07

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$7,820	$5,167
Interest expense on convertible senior notes, net of tax	—	—
Net income used for diluted earnings per share	$7,820	$5,167

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	74,718	70,580
Effect of dilutive securities:
Stock options and other share-based awards	2,201	2,374
Convertible senior notes	—	—
Dilutive potential common shares	76,919	72,954

Diluted earnings per share	$0.10	$0.07

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

The diluted earnings per share computation for the three months ended March 31, 2013 and 2012, excludes (i) the weighted average number of shares underlying our outstanding Notes of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 1.3 million shares and 1.5 million shares, respectively, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock during the applicable period.

9.            Concentrations

Significant Customers

The following customers accounted for more than 10% of total revenue for the three months ended March 31, 2013, in the case of Customer A, and for the three months ended March 31, 2013 and 2012, in the case of Customer B:

	Three months ended
	March 31,
	2013	2012

Customer A	18.6%	*

Customer B	11.5%	17.1%

* Less than 10%

As of March 31, 2013 and December 31, 2012, the percentage of total receivables for Customer B above was as follows:

	March 31, 2013	December 31, 2012
Customer B	11.5%	*

* Less than 10%

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

International Data

For the three months ended March 31, 2013 and 2012, the percentage of total international revenues based on customer location consisted of the following:

	Three months ended
	March 31,
	2013	2012

International revenues	37.8%	49.1%

Within international revenues disclosed above, the percentage of total revenues from product shipments to Japan for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
	March 31,
	2013	2012

Japan	12.4%	14.0%

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

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of March 31, 2013, we held $3.2 million of auction rate securities which we classify as Level 3 because they are valued using valuation models with unobservable inputs. Given the disruption in the auction process, there is no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, certain unobservable inputs and other items, including: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on, among other events: (i) a further deterioration in market conditions for these securities; (ii) further declines in the credit quality of our auction rate securities or of the issuers of our auction rate securities; or (iii) a cessation of dividend payments or default on interest or principal payments by the issuer of the securities. Significant increases or decreases in any of these unobservable inputs in isolation may result in a significantly lower or higher fair value measurement.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Because Catapult’s demand for indemnification was not resolved within the 30-day period provided for by the APA, on July 16, 2012, Catapult demanded arbitration of its indemnification claim against Tekelec. The arbitration hearing took place before three arbitrators on January 14 and 15, 2013. The arbitrators issued their final award on January 31, 2013 granting Catapult its full indemnity claim against Tekelec in the amount of approximately $1.2 million. The $1.2 million of proceeds were received in the first quarter of 2013 and were reflected in our results of operations as a component of the General and administrative line item on our condensed consolidated statements of operations.

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

13.          Restatements

Quarterly financial statements as of and for the quarter ended March 31, 2013

Subsequent to the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, we have restated herein our unaudited interim condensed consolidated financial statements as of and for the quarter ended March 31, 2013 to reflect certain corrections in the manner in which we recognize revenue related to certain sales transactions that impacted the first quarter of 2013.  The errors identified by the Company in its revenue recognition practices are described below:

●

For certain sales transactions, the Company entered into an extended maintenance and warranty arrangement that included a fixed fee to cover products owned by the customer at the date of execution of the arrangement as well as extended maintenance and warranty coverage on any additional products purchased by the customers over the multi-year term of the applicable arrangement.  The Company did not properly defer revenues on the additional product purchases to correctly account for the fixed fee, multi-year extended maintenance and warranty arrangement.  As a result, the Company improperly recognized product revenues when the additional products were shipped rather than deferring a portion of the consideration and recognizing the related revenues over the remaining term of the applicable fixed fee, multi-year extended maintenance and warranty arrangement.

●

For certain other sales transactions, the Company (i) recognized product revenues prematurely in advance of delivering certain product functionality or other deliverables that were committed to be provided to the customers or (ii) recognized product revenues prematurely based on an incorrect assessment of certain multiple-element arrangement sales transactions that included professional services that were provided based on a purchase order that was separate from the product purchase order but that was negotiated concurrently with the customer.

●

The Company entered into a sales arrangement that included extended payment terms beyond the Company’s customary terms.  Revenue for this transaction should have been, but was not, recognized when the payments became due, as opposed to when the products were shipped.

These corrections in our revenue recognition resulted in the movements of revenue between accounting periods, and do not have any impact on the total revenue to be recognized over the life of the applicable arrangements.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

The previously filed interim condensed consolidated financial statements for the quarter ended March 31, 2013 have been restated to reflect the correction of these errors, which impact revenue from products, revenue from services and current deferred revenue. All other adjustments relate to the applicable income tax effects of these errors as well as the correction of other cumulative tax errors which existed as of March 31, 2013. Such other cumulative tax errors resulted in $639,000 of out-of-period adjustments which increased the Company’s income tax benefit for the quarter ended March 31, 2013, and increased prepaid expenses and other assets, other assets, and other liabilities by amounts shown in the following table.

Restated condensed consolidated balance sheet amounts

	As of March 31, 2013
	As Previously	Restatement
	Reported	Adjustments	Restated
	(in thousands)

Prepaid expenses and other current assets	$43,790	$2,567	$46,357
Total current assets	385,038	2,567	387,605

Other assets	11,814	1,809	13,623
Total assets	836,780	4,376	841,156

Deferred revenues - current	65,280	1,323	66,603
Total current liabilities	121,933	1,323	123,256

Other liabilities	33,646	3,338	36,984
Total liabilities	366,181	4,661	370,842

Retained earnings	125,401	(285)	125,116
Total shareholders’ equity	470,599	(285)	470,314
Total liabilities and shareholders’ equity	$836,780	$4,376	$841,156

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restated condensed consolidated statement of operations amounts

	For the Three Months Ended March 31, 2013
	As Previously	Restatement
	Reported	Adjustments	Restated
	(in thousands, except per share data)

Revenues:
Products	$96,636	$(1,125)	$95,511
Services	26,147	(199)	25,948
Total revenues	122,783	(1,324)	121,459

Income from operations	10,092	(1,324)	8,768
Income before income taxes	8,356	(1,324)	7,032
Income tax expense (benefit)	251	(1,039)	(788)
Net income	8,105	(285)	7,820
Earnings per share:
Basic	$0.11	$(0.01)	$0.10
Diluted	$0.11	$(0.01)	$0.10

Restated condensed consolidated statements of comprehensive income amounts

	For the Three Months Ended March 31, 2013
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net Income	$8,105	$(285)	$7,820
Comprehensive Income	$7,927	$(286)	$7,641

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restated condensed consolidated statements of cash flows amounts

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statement of cash flows, but did result in corrections of the following line items within cash flows from operations activities:

	For the Three Months Ended March 31, 2013
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net Income	$8,105	$(285)	$7,820
Deferred Income Taxes	(1,561)	(252)	(1,813)
Prepaid Expenses and Other Current Assets	(1,387)	(2,567)	(3,954)
Other Assets	48	1,691	1,739
Deferred Revenues	1,091	1,323	2,414
Other Liabilities	2,941	90	3,031

Quarterly financial statements as of and for the quarter ended March 31, 2012

In our 2012 Form 10-K, we restated, among other previously issued financial statements, our consolidated financial statements for the quarter ended March 31, 2012 to reflect certain corrections in the manner in which we recognized revenue related to our warranty and software maintenance contracts, including a previous implied warranty and software maintenance arrangement with one of our customers. Specifically, we made the following two corrections to our revenue recognition practices to properly report revenue in prior periods:

●

Accounting Practice Errors – We now recognize revenue related to our warranty and software maintenance contracts on the effective date of each such contract rather than in the first calendar month following the effective date of the contract as though the warranty and maintenance period commenced on the first day of such month. We also now recognize revenue related to back maintenance fees when evidence of an arrangement exists rather than commencing in the first calendar month following the effective date of the contract as though the warranty and maintenance period commenced on the first day of such month.

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

The 2012 changes in our revenue recognition practices resulted in movements of revenue between accounting periods, and do not have any impact on the total revenue to be recognized over the life of a warranty and software maintenance contract or arrangement, although the timing of the recognition of such revenue commences earlier and ends earlier than would be the case under the Company’s previously used accounting treatment.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

This Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013 (this “Form 10-Q/A”) reflects the impact of the prior restatement on the applicable unaudited quarterly financial information for the three months ended March 31, 2012. Our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 has not been and will not be amended.

Certain line items included in this Form 10-Q/A have been restated to reflect the corrections of these errors, which impact revenues from products, revenues from services and deferred revenues (current and non-current). All other adjustments related to the applicable income tax effects of these errors. The following tables reconcile the amounts as originally reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 to the corresponding amounts as restated and included in Note 15, Restatement, in our 2012 Form 10-K and as reported herein.

 Restated consolidated statement of operations amounts

	For the Three Months Ended March 31, 2012
	As Previously	Restatement
	Reported	Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$564	$—
	69,043	564	69,607

Services
Accounting practice error	—	688	—
Implied arrangement error	—	(237)	—
	16,600	451	17,051

Total revenues	85,643	1,015	86,658
Income from operations	7,287	1,015	8,302
Income before income taxes	5,597	1,015	6,612
Income tax expense	1,215	230	1,445
Net income	4,382	785	5,167
Earnings per share:
Basic	$0.06	$0.01	$0.07
Diluted	$0.06	$0.01	$0.07

Restated consolidated statements of comprehensive income amounts

	For the Three Months Ended March 31, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$4,382	$785	$5,167
Comprehensive income	$5,169	$785	$5,954

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restated consolidated statements of cash flows amounts

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statement of cash flows, but did result in corrections of the following line items within cash flows from operating activities:

	For the Three Months Ended March 31, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$4,382	$785	$5,167
Accrued expenses and other	4,389	230	4,619
Deferred revenues	5,896	(1,015)	4,881

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

Restatement of Previously Issued Financial Statements. As discussed further in Note 13 of the Notes to the condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited quarterly condensed consolidated financial statements for the quarters ended March 31, 2013 and 2012.  There have been no revisions to the previously presented restated unaudited quarterly condensed consolidated financial information for the quarter ended March 31, 2012 that were disclosed in Note 15, Restatement, in our 2012 Form 10-K and as reported herein. The following discussion has been updated to reflect the effects of the restatement.

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

During 2013 first quarter, our cash, cash equivalents and investments in the aggregate increased by $30.8 million to $208.3 million from the $177.5 million reported three months earlier at December 31, 2012. Total revenues increased 40.2% to $121.5 million during the 2013 first quarter from $86.7 million during the 2012 first quarter due to the completion of two significant acquisitions in June and August of 2012. Sales to service providers were at record levels and sales to network equipment manufacturers remained solid during the 2013 first quarter as our customers continue to transition to mobile networks, virtual data centers and hybrid cloud environments to deliver next generation applications. We believe that these market trends will continue to be strong and drive our growth over the long term. However, we believe there are some concerns that are creating uncertainty in the market, such as the Federal sequestration in the United States and the capital spending plans of large service providers. This uncertainty may adversely impact our sales, results of operations and financial position over the near term.

Acquisition of BreakingPoint Systems, Inc. On August 24, 2012, we completed our acquisition of all of the outstanding shares of capital stock of BreakingPoint Systems, Inc. (“BreakingPoint”). The aggregate cash consideration paid totaled $163.7 million, or $150.3 million net of BreakingPoint’s existing cash and cash equivalents balances at the time of the acquisition. The acquisition was funded from our existing cash and sale of investments. BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage BreakingPoint’s existing sales channels and assembled workforce, including its experienced product development and sales teams. The results of operations of BreakingPoint have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q/A.

Acquisition of Anue Systems, Inc. On June 1, 2012, we completed our acquisition of all of the outstanding shares of capital stock and other equity interests of Anue Systems, Inc. (“Anue”). The aggregate consideration paid totaled $152.4 million, or $148.7 million net of Anue’s existing cash and cash equivalents balances at the time of the acquisition, and remains subject to certain adjustments including an adjustment based on the final amount of Anue’s net working capital on the closing date. The acquisition was funded from our existing cash and sale of investments. Anue provides solutions to monitor and test complex networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced product development team. The results of operations of Anue have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q/A.

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

Sales to AT&T were approximately $22.6 million, or 18.6%, and $1.2 million, or 1.4%, of our total revenues for the three months ended March 31, 2013 and 2012, respectively. Sales to Cisco Systems were approximately $14.0 million, or 11.5%, and $14.8 million, or 17.1%, of our total revenues for the three months ended March 31, 2013 and 2012, respectively. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers for the foreseeable future, we expect to continue to see some declines as a percentage of total revenues as we continue to sell our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2012 acquisitions of Anue and BreakingPoint (the “2012 Acquisitions”) will further diversify our customer base.

From a geographic perspective, we generated revenues from shipments to international locations of $46.0 million, or 37.8%, and $42.5 million, or 49.1%, of our total revenues for the three months ended March 31, 2013 and 2012, respectively. The decline in the percentage of our revenue from shipments to international locations was primarily due to our 2012 Acquisitions, which have a higher concentration of revenue from customers in the United States. Over the next 12 months, we expect to leverage and expand our international sales force to sell our Anue and BreakingPoint products to a larger global customer base, and as a result, we expect to increase our percentage of revenue from shipments to international locations. Total revenues from product shipments to Japan were $15.1 million, or 12.4%, and $12.1 million, or 14.0%, of our total revenue, for the three months ended March 31, 2013 and 2012, respectively.

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

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the cost of extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology and trade names related to our acquisitions of certain businesses, product lines and purchased technologies of $6.5 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations.

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

●

Acquisition and other related costs are expensed as incurred and consist primarily of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting, tax, due diligence, valuation and other related services, change in control payments, amortization of deferred compensation, consulting fees, required regulatory costs, certain employee, facility and infrastructure transition costs, and other related expenses. We expect our acquisition and other related expenses to fluctuate over time based on the timing of our acquisitions and related integration activities.

●

Restructuring expenses consist primarily of employee severance costs and other related charges, as well as facility-related charges to exit certain locations. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q/A.

Interest Income and Other, Net represents interest on cash and a variety of securities, including money market funds, U.S. government and government agency debt securities, corporate debt securities and auction rate securities, realized gains/losses on the sale of investment securities, certain foreign currency gains and losses, and other non-operating items.

Interest Expense consists of interest due to the holders of our 3.00% convertible senior notes issued in December 2010, as well as the amortization of the associated debt issuance costs. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q/A.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements included in this Form 10-Q/A which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets, goodwill and marketable securities, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates have significantly changed since our Annual Report on Form 10-K for the year ended December 31, 2012. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated and reflects the impact of the restatement in this Form 10-Q/A of the prior period consolidated financial statements as described in “Restatement of Previously Issued Financial Statements” above and in Note 13 of the Notes to the condensed consolidated financial statements included herein:

	Three months ended
	March 31,
	2013	2012

Revenues:
Products	78.6%	80.3%
Services	21.4	19.7
Total revenues	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues - products (2)	17.6	17.1
Cost of revenues - services	2.5	2.5
Research and development	24.5	24.1
Sales and marketing	28.9	28.4
General and administrative	9.9	13.3
Amortization of intangible assets	8.3	4.7
Acquisition and other related	1.0	0.5
Restructuring	0.1	—
Total costs and operating expenses	92.8	90.4

Income from operations	7.2	9.6
Interest income and other, net	0.2	0.1
Interest expense	(1.6)	(2.1)
Income before income taxes	5.8	7.6
Income tax expense (benefit)	(0.7)	1.7
Net income	6.5%	6.0%

(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.1%
Cost of revenues - services	0.0	0.0
Research and development	2.0	1.5
Sales and marketing	1.7	1.2
General and administrative	1.8	1.9

(2) Cost of revenues – products excludes amortization of intangible assets, related to product lines and purchased technologies of $6.5 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively, which is included in Amortization of intangible assets.

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

Revenues. In the first quarter of 2013, total revenues increased 40.2% to $121.5 million from the $86.7 million recorded in the first quarter of 2012. The first quarter of 2013 included revenues of $38.4 million related to the 2012 Acquisitions. Excluding the revenues from our 2012 Acquisitions, revenues decreased to $83.1 million in the first quarter of 2013 primarily due to a $5.1 million decrease in shipments of our hardware products (primarily our core network test Gigabit and 10 Gigabit Ethernet interface cards, offset by an increase in our core 40/100 Gigabit Ethernet interface cards and IxVeriwave products).

Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 20.1% in the 2013 first quarter from 19.6% in the 2012 first quarter primarily due to lower sales prices on certain of our Ethernet interface cards in the 2013 first quarter when compared to the sales prices in the 2012 first quarter, without a similar reduction in the material costs of the interface cards.

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

General and Administrative Expenses. In the first quarter of 2013, general and administrative expenses increased 4.7% to $12.1 million from $11.5 million in the first quarter of 2012. As a result of our 2012 Acquisitions, our general and administrative expenses in the first quarter of 2013 included approximately $822,000 related to the general and administrative activities of Anue and BreakingPoint. Our general and administrative expenditures in the first three months of 2013 also included one-time items including proceeds of $1.2 million from the settlement of a legal matter and $846,000 of costs incurred in the first quarter of 2013 related to the restatement of certain of our previously filed financial statements (See Note 13 to the condensed consolidated financial statements included in this Form 10-Q/A). Our general and administrative expenditures in the first quarter of 2012 included a one-time charge of $1.7 million incurred in connection with the departure (in 2012) of our former CEO. Excluding these one-time items and the incremental general and administrative costs related to the 2012 Acquisitions, general and administrative expenses in the first quarter of 2013 were $11.5 million compared to $9.8 million in the first quarter of 2012. This increase was primarily due to higher stock-based compensation expense of $539,000, higher compensation and related employee costs of $411,000 and an increase in accounting fees of $360,000.

Amortization of Intangible Assets. In the first quarter of 2013, amortization of intangible assets increased to $10.1 million from $4.0 million in the first quarter of 2012. This increase was primarily due to the incremental amortization of intangibles related to our acquisitions of Anue in June 2012 and BreakingPoint in August 2012.

Acquisition and Other Related Expenses. Acquisition and other related expenses for the three months ended March 31, 2013 and 2012 were $1.3 million and $425,000, respectively, and related to our acquisitions of Veriwave, Inc., which we acquired in July 2011, Anue and BreakingPoint. Acquisition and other related costs primarily consisted of transaction and integration related costs such as professional fees for legal, accounting and tax services, integration related consulting fees, amortization of deferred compensation payable to certain pre-acquisition employees of BreakingPoint, certain employee, facility and infrastructure costs, and other acquisition-related costs.

Restructuring. There were no restructuring expenses incurred in the first quarter of 2012. Restructuring expenses for the three months ended March 31, 2013 were $58,000. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q/A.

Interest Income and Other, Net. Interest income and other, net was $207,000 in the first quarter of 2013 and $110,000 in the first quarter of 2012.

Interest Expense. Interest expense, including the amortization of debt issuance costs, was $1.9 million for the first quarter of 2013 and $1.8 million for the first quarter of 2012. Interest expense relates to our Notes, which were issued in December 2010, as well as the amortization of deferred issuance costs and commitment fees related to our credit facility which we established in December 2012. For additional information, see Note 5 to the condensed consolidated financial statements included in this Form 10-Q/A.

Income Tax. Income tax expense decreased to a benefit of ($788,000) or an effective rate of (11.2)%, in the first quarter of 2013 from an expense of $1.4 million, or an effective rate of 21.9%, recorded in the first quarter of 2012. The decrease in the effective tax rate was primarily due to the retroactive renewal of the 2012 federal research and development tax credit during the 2013 first quarter.

Our effective tax rate of (11.2)% differs from the federal statutory rate of 35% due to benefits associated with the differential in tax rates for certain foreign operations, state taxes and significant permanent differences. Significant permanent differences arise primarily due to research and development credits (federal research credits were not available in 2012) and certain stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $26.6 million in the 2013 first quarter and $33.9 million in the same period of 2012. This decrease in cash flow generated from operations was primarily due to the $21.9 million decrease related to net working capital changes in the 2013 first quarter as compared to the 2012 first quarter, partially offset by an increase in net income in the 2013 first quarter compared to the same period in 2012 which was driven by the 40.2% year-over-year increase in revenues. The working capital changes were principally due to the timing of payments of accounts payable and accrued liabilities, including the increase in year-end bonus and commission payments in the 2013 first quarter compared to the 2012 first quarter.

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

We believe that our existing balances of cash and cash equivalents, investments and cash flows expected to be generated from our operations, and borrowings available under our $150 million credit facility established in December 2012, will be sufficient to satisfy our operating requirements for at least the next 12 months. Our credit facility is expected to mature on December 21, 2016, but may mature on September 14, 2015 if we do not have available liquidity (domestic cash and investments, plus availability under the credit facility) of $25.0 million in excess of the amount required to repay our Convertible Senior Notes (the “Notes”) of $200.0 million in full beginning on June 15, 2015. If we satisfy this requirement between June 15, 2015 and September 14, 2015, but fail to do so after September 15, 2015 and prior to December 15, 2015, the maturity date is the date on which the requirement is no longer satisfied. Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets and the timely filing of our periodic reports with the Commission. Our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2012 with the Securities and Exchange Commission may currently limit our ability to access the capital markets using short form registration.

In addition, our $200 million Notes have various default provisions, which, under certain circumstances, could accelerate our repayment obligations under the Notes or could lead to an increase in the overall interest rate charged on outstanding borrowings and adversely impact our liquidity. Upon the occurrence of certain events, such as any delisting of our common stock, we could be required to offer to repurchase the Notes, which could also adversely impact our liquidity. Our credit facility also has certain default provisions, which, under certain circumstances, could affect our ability to utilize the credit facility and accelerate repayment of any amounts outstanding thereunder.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q/A may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: anticipated benefits and synergies of our 2012 acquisitions of Anue and BreakingPoint will not be realized, changes in the global economy, competition, consistency of orders from significant customers, our success in developing and producing new products, market acceptance of our products, risks relating to the restatement of certain of our previously issued financial statements, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our other filings with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2012 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2012. See also Note 10 “Fair Value Measurements” to the condensed consolidated financial statements included in this Form 10-Q/A.

ITEM 4.	CONTROLS AND PROCEDURES

Background

As reported in the Current Report on Form 8-K filed by the Company with the SEC on March 5, 2014, on February 26, 2014, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors completed and made its findings with respect to an internal investigation (the “Audit Committee Investigation”) initiated as a result of the resignation on October 24, 2013 of the Company’s former President and Chief Executive Officer, Vic Alston (the “Former CEO”). The Audit Committee Investigation included performing procedures to assess the Company’s recording of financial transactions and the corresponding impact on the Company’s financial reporting. As a result of the investigation and the Company’s own internal accounting review, certain errors in the Company’s revenue recognition practices that affect the timing of the Company’s recognition of revenue were identified, as are described in more detail below under “Material Weaknesses.” The identified errors also resulted in the restatement of our condensed consolidated financial statements as described in Note 13 to the Notes to condensed consolidated financial statements included in this Form 10-Q/A.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, at the time of the filing of the Original Filing, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2013), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, at the time of the Original Filing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2013, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to the aforementioned evaluation and in connection with the preparation of this Form 10-Q/A, in view of the Company’s determination to restate its unaudited condensed consolidated financial statements for the quarter ended March 31, 2013 and based on the related identified material weaknesses described below under “Material Weaknesses,” our management, with the participation of our Acting Chief Executive Officer and Acting Chief Financial Officer, has re-evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report and has concluded that our disclosure controls and procedures were not effective as of that date.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of March 31, 2013 and the material weaknesses in our internal control over financial reporting that as of that date as described below, management believes that (i) this Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013 because of certain material weaknesses in our internal control over financial reporting as of March 31, 2013, as follows:

●

Control Environment – The control environment, which includes the Company’s Code of Conduct and its Ethics Policy, is the responsibility of senior management, sets the tone of our organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. Given the Audit Committee’s determination that the Former CEO had misstated his academic credentials, age and early employment history, we determined that the Company did not have sufficient background check policies to validate the age, education and employment history of existing employees that were subsequently promoted to senior management positions or of acquired employees placed in senior management positions. Further, the results of the Audit Committee Investigation concluded that the aggressive tone at the top set by the Former CEO, and the Company’s former Chief Financial Officer’s lack of leadership in terms of counterbalancing that aggressive tone at the top, contributed to an ineffective control environment. We believe that the Former CEO and the former Chief Financial Officer provided insufficient attention to key controls. We also believe that controls over whistleblower allegation investigations were improperly designed to perform timely investigations into all whistleblower matters with appropriate scope, procedures and conclusions reached. In addition, the Company also does not have controls that are operating effectively to appropriately segregate duties within certain areas of the organization. Finally, in light of the Company’s recent growth and the relative complexity of its transactions, together with the results of the Audit Committee Investigation, we believe the Company lacks certain monitoring controls necessary to detect circumstances in which management may override controls or deviate from expected standards of conduct. Such monitoring controls are often addressed through the use of an internal audit function. This ineffective control environment contributed significantly to the material weaknesses described below.

●

Sufficiency of Accounting Department Resources –The Company has insufficient competent and diligent accounting department resources to develop and operate effective internal controls over financial reporting. The lack of certain appropriate resources in the Company’s accounting department led to widespread control deficiencies in the Company’s financial reporting process and contributed significantly to the Company’s inability to properly identify and assess revenue recognition as described below.

●

Revenue Recognition – The Company’s internal controls were not designed to: (i) appropriately identify and assess the accounting impact of certain multiple-element arrangements that were executed as separate sales transactions, (ii) identify and account for all deliverables in certain multiple-element arrangements for which certain future deliverables existed and were not considered and (iii) properly identify and account for arrangements that included payment terms that extended beyond the Company’s customary terms. The Company has also insufficiently trained its accounting department, sales force and other personnel involved in the sales process with respect to the Company’s revenue recognition policies and procedures. In addition, the Company has not adequately designed controls to ensure the proper assessment of sales arrangements documented in foreign languages. As a result of these design defects, our policies and controls related to the Company’s revenue recognition practices were not effective in ensuring that revenue was recorded in the correct period and that the accounting department was informed of all elements and deliverables of certain arrangements. In addition, the Company lacked appropriate controls to ensure the completeness and accuracy of data within certain data warehouse reports used to support the revenue recognition process. The Company also did not have effective general information technology controls around the data warehouse and licensing systems.

●

Manual Journal Entries – The Company’s internal controls over manual journal entries were not designed to prevent inappropriate manual journal entries from being recorded in its books and records. Further, management’s review process over recorded manual journal entries did not include the appropriate level of approval or evidence of such approval and, at times, lacked the appropriate journal entry supporting documentation.

The control deficiencies described above resulted in errors to our product and services revenues and deferred revenues (current and non-current) and necessitated the restatement of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2013. Additionally, these control deficiencies could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

Remediation Efforts to Address Newly Identified Material Weaknesses

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Since identifying the material weaknesses in our internal control over financial reporting, we have corrected the identified errors in the financial statements. We have developed and are continuing to develop remediation plans to fully address these control deficiencies. If not remediated, these control deficiencies could result in further material misstatements to our financial statements. Our Board of Directors and management take internal controls over and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, are essential to maintaining a strong and effective internal controls over financial reporting and a strong internal control environment. The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing:

 Control Environment

●

Our Former CEO is no longer employed by the Company, and we are engaged in a search both within and outside of Ixia for a new Chief Executive Officer who will provide strong leadership to the Company. The Company’s Chief Innovation Officer and Chairman of the Board, who also served as the Company’s President from May 1997 until September 2007 and as its Chief Executive Officer from September 2000 until March 2008, is currently also serving as our Acting CEO.

●

Our Former CFO is no longer employed by the Company, and we are engaged in a search both within and outside of Ixia, for a new CFO who will provide strong leadership to the Company and, in particular, to our finance and accounting function. The Company’s Vice President, Finance, who joined the Company as Senior Director, Finance in 2004 and served in that position until he became Vice President, Finance in 2006, is now also serving as our Acting CFO.

●

We are developing and preparing to implement a training program, to be led by our Acting CEO and Acting CFO (and reinforced by senior accounting personnel with the appropriate level of expertise), for executives, finance and accounting personnel, operations personnel, sales personnel and other personnel involved in the sales process to enhance awareness and understanding of the Company’s revenue recognition policies and procedures, as well as the importance of financial reporting integrity and the Company’s Code of Conduct and Ethics Policy.

●

We are developing a program to enhance the visibility of the Company’s whistleblower hotline, as well as the process, policies and procedures to assess, evaluate and communicate matters arising from whistleblower communications, including the Audit Committee’s direct oversight and monitoring of senior management’s actions undertaken to assess, evaluate and resolve whistleblower matters. We are in the process of implementing an independent internal audit function reporting directly to the Audit Committee.

●	We will develop a roles and responsibilities matrix for the key accounting and operations personnel to incorporate segregation of duties considerations.

 Sufficiency of Accounting Department Resources

●

We have enhanced and plan to continue to enhance the Company’s finance and accounting department staff, in terms of both number and competency of personnel and particularly in the area of revenue recognition. Specifically:

1.	We have hired two full-time revenue recognition accountants reporting to our Worldwide Revenue Manager. The Company also plans on hiring three additional revenue recognition accountants in 2014.

2.	We have hired an Assistant Corporate Controller to assist with the development of more effective accounting policies and procedures globally.

3.	We have hired a Director of Financial Reporting to lead and oversee our SEC reporting function.

4.	We also plan to hire a new North American Controller to lead the accounting functions for the United States and Canada.

●

We will develop, implement and deliver to all existing and new accounting department personnel a technical revenue recognition training course led by our Acting CFO and Corporate Controller, supplemented by outside experts as deemed appropriate.

 Revenue Recognition

●

The Company has reassessed the responsibilities of and, based on that reassessment, has realigned reporting relationships for, those having responsibilities impacting revenue recognition. For example, the revenue team (i.e., the team responsible for reviewing sales transactions and recording revenue) now reports directly to the Corporate Controller, who was hired in September 2013 and has extensive revenue recognition experience in the technology field.

●	We have recently purchased a revenue recognition system to help streamline the Company’s revenue recognition processes. The Company plans to fully implement the system over the next twelve months.

●

In December 2013, the Company began the process of establishing a deal desk.  The deal desk is led by the Corporate Controller and is staffed by the Company’s revenue recognition personnel, all of whom are knowledgeable about revenue recognition accounting principles.  The deal desk has been and will continue to implement and utilize systems and processes designed to detect and then direct non-standard sales transactions, proposed or executed, to a central location where revenue recognition personnel will assess and then account for the related revenues accordingly.  The deal desk personnel will regularly communicate with sales, technical support, order management, legal and operations personnel regarding sales transactions, proposed or executed, to proactively identify non-standard sales transactions.  The Company will continue to enhance the deal desk function.

●	We have enhanced and will continue to enhance the documentation, oversight and monitoring of accounting policies and procedures relating to revenue recognition.

●

We will develop, implement and deliver revenue recognition training to executives, finance and accounting personnel, our sales force and other personnel involved in the sales process (as also noted above under “Sufficiency of Accounting Department Resources”). The first revenue recognition training will be implemented by the end of the third quarter of fiscal year 2014.  Other revenue training will include new hire mandatory training (also required for personnel that transfer into one of the foregoing job categories), at least one annual “refresher” training and ongoing training on specific topics pertaining to revenue recognition.

●

We will implement revised quarterly representations by our sales department personnel and other personnel involved in the sales process to assist in evaluating compliance with the Company’s revenue recognition policies and procedures.

Manual Journal Entries

●

We will establish and document a more detailed accounting policy and procedures regarding (i) the documentation required to support manual journal entries and (ii) the storage of the supporting documentation for manual journal entries.

●	We will implement a process to require accounting supervisors and/or managers to review and approve all manual journal entries and to ensure proper supporting evidence is maintained.

●	A manual journal entry log will be maintained and used to facilitate the controller level review of manual journal entries.

The Audit Committee has directed management to develop a detailed plan and timetable for the completion of the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to our policies and procedures in order to improve the overall effectiveness of internal control over financial reporting.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls when they are fully implemented. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

To address the two material weaknesses in our internal control over financial reporting that existed as of December 31, 2012, as more fully described in Part II, Item 9A of our 2012 Form 10-K, beginning on page 64, and in light of the Company’s restatement of certain previously filed financial statements as described in the 2012 Form 10-K and this Quarterly Report on Form 10-Q/A, during the quarter ended March 31, 2013, we made certain changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that, taken together, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, during the quarter ended March 31, 2013, the Company addressed the two material weaknesses that had been identified as of December 31, 2012 and enhanced the Company’s internal control over financial reporting by updating and implementing changes to the Company’s revenue recognition policies and practices related to the Company’s warranty and software maintenance contracts and arrangements to (i) properly recognize revenue associated with such contracts and arrangements in accordance with accounting principles generally accepted in the United States and (ii) recognize the associated revenue for such contracts and arrangements over the appropriate accounting periods, including determining when to cease the deferral of revenue for an implied warranty and software maintenance arrangement. To effect these changes in the Company’s revenue recognition policies and practices, the Company updated the underlying process and supporting schedules used to record revenue relating to warranty and software maintenance contracts and arrangements and ensured that those responsible for the preparation and review of the supporting schedules are well-informed and educated with respect to the Company’s updated revenue recognition policies and practices relating to the identified errors in the Company’s accounting for its warranty and software maintenance contracts and arrangements.

Inherent Limitations on Effectiveness of Controls

Our management, including our Acting Chief Executive Officer and our Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control will be met. The design of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.     OTHER INFORMATION

ITEM 1.        Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, “Commitments and Contingencies,” included in this Form 10-Q/A , and should be considered an integral part of this Part II, Item 1, “Legal Proceedings.”

ITEM 1A.     Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our 2012 Form 10-K and in certain of our other filings with the SEC. A material change to the risk factors that appear in Part I, “Item 1A. Risk Factors,” in our 2012 Form 10-K is set forth below:

We cannot assure investors that we will be able to fully address the material weaknesses in our internal controls as of March 31, 2013 or that remediation efforts will prevent future material weaknesses

We have identified control deficiencies in our financial reporting process as of March 31, 2013 that constitute material weaknesses, which contributed to the restatement of the condensed consolidated financial statements in our previously filed Form 10-Q for the quarter ended March 31, 2013. See Part I, Item 4 in this Form 10-Q/A. We have initiated certain measures, including the implementation of a new revenue recognition system and increasing the number of employees on, and the expertise of, our accounting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

IXIA

Date:	June 20, 2014	By:	/s/ Errol Ginsberg
Errol Ginsberg Acting Chief Executive Officer

Date:	June 20, 2014	By:	/s/ Brent Novak
Brent Novak Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Acting Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certifications of Acting Chief Executive Officer and Acting Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**

The following financial information in the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, (ii) unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, (iii) unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, (iv) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, and (v) notes to unaudited condensed consolidated financial statements. In accordance with Rule 406T of Regulation S-T, such electronically submitted information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.