Form 10-Q/A
period 2013-06-30
IXIA
filed 2014-06-23
CIK 1120295

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

EXPLANATORY NOTE

As used in this Amendment No. 1 on Form 10-Q/A for the three and six months ended June 30, 2013 (the “Form 10-Q/A”), the terms “Company,” “our,” “us” or “we” refer to Ixia, a California corporation.

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2013 (the “Original Filing”). This Form 10-Q/A is being filed to restate our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and to make related revisions to certain other disclosures in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of certain identified errors primarily related to revenue that affected the timing of the Company’s recognition of revenue. The errors relate to (i) our inappropriate assessment of certain multiple-element arrangement sales transactions, (ii) an arrangement involving the extension of payment terms beyond our customary terms and (iii) the correction of stock-based compensation expense related to certain performance based equity awards. The restatement also includes the correction of errors related to the income tax effects of the above errors as well as the correction of certain other income tax items for the three and six months ended June 30, 2013. Further explanation regarding the restatement is set forth in Note 14 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A.

The following sections in the Original Filing are revised in this Form 10-Q/A to reflect this restatement:

●	Part I - Item 1 – Financial Statements (Unaudited)
●	Part 1 - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I - Item 4 – Controls and Procedures
●	Part II - Item 1A – Risk Factors
●	Part II - Item 6 – Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Amendment does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC (i.e., August 9, 2013).

IXIA

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

IXIA

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2013	2012
	(As Restated See Note 14)
Assets
Current assets:
Cash and cash equivalents	$55,690	$47,508
Short-term investments in marketable securities	178,042	126,851
Accounts receivable, net	91,378	103,523
Inventories	36,381	37,220
Prepaid expenses and other current assets	51,171	42,942
Total current assets	412,662	358,044

Investments in marketable securities	370	3,119
Property and equipment, net	32,741	28,763
Intangible assets, net	137,263	157,003
Goodwill	260,032	260,457
Other assets	13,952	11,863
Total assets	$857,020	$819,249

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,452	$12,114
Accrued expenses and other	39,373	52,525
Deferred revenues	71,669	66,096
Total current liabilities	126,494	130,735

Deferred revenues	11,036	8,695
Other liabilities	37,613	32,321
Convertible senior notes	200,000	200,000
Total liabilities	375,143	371,751

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at June 30, 2013 and December 31, 2012; 75,922 and 74,126 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	172,293	158,933
Additional paid-in capital	181,235	168,980
Retained earnings	128,133	117,296
Accumulated other comprehensive income	216	2,289
Total shareholders’ equity	481,877	447,498

Total liabilities and shareholders’ equity	$857,020	$819,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(As Restated See Note 14)	(As Restated See Note 14)	(As Restated See Note 14)	(As Restated See Note 14)
Revenues:
Products	$83,794	$73,288	$179,305	$142,895
Services	28,210	17,414	54,158	34,465
Total revenues	112,004	90,702	233,463	177,360

Costs and operating expenses:(1)
Cost of revenues – products (2)	21,088	14,220	42,475	29,002
Cost of revenues – services	3,311	2,730	6,336	4,860
Research and development	29,068	22,546	58,780	43,397
Sales and marketing	32,983	24,556	68,024	49,163
General and administrative	11,507	11,090	23,565	22,606
Amortization of intangible assets	10,055	5,358	20,193	9,403
Acquisition and other related	1,093	3,739	2,365	4,164
Restructuring	—	—	58	—
Total costs and operating expenses	109,105	84,239	221,796	162,595

Income from operations	2,899	6,463	11,667	14,765
Interest income and other, net	3,431	602	3,638	712
Interest expense	(1,943)	(1,800)	(3,886)	(3,600)
Income before income taxes	4,387	5,265	11,419	11,877
Income tax expense (benefit)	1,370	(20,431)	582	(18,986)
Net income	$3,017	$25,696	$10,837	$30,863

Earnings per share:
Basic	$0.04	$0.36	$0.14	$0.43
Diluted	$0.04	$0.32	$0.14	$0.40

Weighted average number of common and common equivalent shares outstanding:
Basic	75,667	71,579	75,194	71,079
Diluted	77,178	83,803	76,974	83,508

(1)Stock-based compensation included in:
Cost of revenues - products	$128	$75	$281	$171
Cost of revenues - services	49	29	107	66
Research and development	1,578	945	4,026	2,224
Sales and marketing	1,628	911	3,643	1,934
General and administrative	1,159	1,809	3,364	3,475

(2)   Cost of revenues – products excludes amortization of intangible assets, related to product lines and purchased technologies of $6.4 million and $12.9 million for the three and six months ended June 30, 2013, respectively, and $3.6 million and $6.3 million for the three and six months ended June 30, 2012, respectively, which is included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(As Restated See Note 14)	(As Restated See Note 14)	(As Restated See Note 14)	(As Restated See Note 14)

Net income	$3,017	$25,696	$10,837	$30,863

Other comprehensive (loss) income, net of tax:
Net change in unrealized gains and losses on investments	(1,708)	(625)	(1,564)	459
Cumulative translation adjustment	(186)	132	(509)	(165)

Total other comprehensive (loss) income, net of tax	(1,894)	(493)	(2,073)	294

Comprehensive income	$1,123	$25,203	$8,764	$31,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2013	2012
	(As Restated See Note 14)	(As Restated See Note 14)
Cash flows from operating activities:
Net income	$10,837	$30,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,636	7,505
Amortization of intangible assets	20,193	9,403
Realized gain on sale of available-for-sale securities	(3,169)	—
Stock-based compensation	11,421	7,870
Deferred income taxes	(786)	(23,363)
Tax benefit from stock option transactions	833	811
Excess tax benefits from stock-based compensation	(923)	(798)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	12,375	5,679
Inventories	839	(1,534)
Prepaid expenses and other current assets	(8,685)	1,495
Other assets	1,409	(170)
Accounts payable	2,003	3,013
Accrued expenses and other	(14,415)	1,125
Deferred revenues	7,914	5,097
Other liabilities	3,683	3

Net cash provided by operating activities	51,165	46,999

Cash flows from investing activities:
Purchases of property and equipment	(9,352)	(8,322)
Purchases of available-for-sale securities	(110,037)	(110,552)
Proceeds from available-for-sale securities	62,175	211,921
Purchases of other intangible assets	(453)	(504)
Proceeds (payments) in connection with acquisitions, net of cash acquired	401	(148,257)

Net cash used in investing activities	(57,266)	(55,714)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,360	10,584
Excess tax benefits from stock-based compensation	923	798

Net cash provided by financing activities	14,283	11,382

Net increase in cash and cash equivalents	8,182	2,667
Cash and cash equivalents at beginning of period	47,508	42,729
Cash and cash equivalents at end of period	$55,690	$45,396

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$2,768	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.           Business

Ixia was incorporated on May 27, 1997 as a California corporation. We are a leading provider of converged Internet Protocol (IP) network test and network visibility solutions. Equipment manufacturers, service providers, enterprises, and government agencies use our solutions to design, verify, and monitor a broad range of Ethernet, Wi-Fi, 3G and 4G/LTE equipment and networks. Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services. We operated within one reportable business segment during the periods presented in the accompanying condensed consolidated financial statements.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. The effective date for this disclosure guidance is for fiscal years beginning after December 15, 2013 and is consistent with our current practices.

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

In the second quarter of 2013, we finalized our purchase price allocation. The aggregate cash consideration paid totaled $152.4 million, and was funded from our existing cash and sale of investments.

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

During the second quarter of 2013, we updated the allocation of our purchase price to increase the value of our accounts receivable balance by $173,000, decrease accounts payable, accrued expenses and other liabilities by $172,000, and decrease our deferred tax liability, net by $22,000, resulting in a net decrease in goodwill of $367,000. As these changes were not material, we did not recast our prior period financial statements for such changes. The above table reflects these changes.

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

The aggregate cash consideration paid totaled $163.7 million and was funded from our existing cash and sale of investments.

Acquisition and other related costs, including integration activities, approximated $1.0 million and $2.1 million for the three and six months ended June 30, 2013, respectively. These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and other related line item on our condensed consolidated statements of operations.

In connection with the acquisition, we may be obligated to pay up to $3.8 million to certain pre-acquisition employees of BreakingPoint over a weighted average period of less than two years provided they remain employees of Ixia. As of June 30, 2013, we have paid $1.7 million related to this obligation, of which $474,000 and $1.1 million have been included within the Acquisition and other related line item on our condensed consolidated statements of operations for the three and six months ended June 30, 2013, respectively. The remaining accrual was included as a component of Accrued expenses and other in our consolidated balance sheets.

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

During 2013, we updated the preliminary allocation of our purchase price to increase the value of our accounts receivable balance by $58,000, decrease the value of our deferred tax liability balance by $264,000 and decrease goodwill by $322,000. As these changes were not material, we did not recast our prior period financial statements for such changes. The above table reflects these changes.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pro Forma and Post-Acquisition Results (Unaudited)

The following table summarizes the unaudited pro forma total revenues and net income of the combined entities, including Ixia, had the acquisitions of Anue and BreakingPoint occurred on January 1, 2011 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Total revenues	$116,629	$225,458
Net income	5,586	6,839

The pro forma combined results in the table above have been prepared for comparative purposes only and include acquisition-related adjustments for, among others items, reductions in revenues related to the estimated fair value adjustment to deferred revenues, certain acquisition related costs, amortization of identifiable intangible assets, and the related income tax effects for these adjustments. Post-acquisition results for Anue’s operations have been included in our consolidated financial statements, which include combined revenues of $3.9 million and a combined loss before income taxes of approximately $0.8 million for both the three and six months ended June 30, 2012. The pro forma combined results, as well as those of Anue and BreakingPoint included in the Company’s results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or of the future results of operations of the combined entity.

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

As of June 30, 2013, $591,000 of such costs were accrued to the Accrued expenses and other line item within our consolidated balance sheets. These costs relate primarily to lease termination costs which are expected to be paid by the end of the second quarter of 2015.

Activity related to our restructuring plan is as follows (in thousands):

Accrual at December 31, 2011	$-
Charges	4,077
Payments	(2,275)
Non-cash items	(776)
Accrual at December 31, 2012	1,026
Charges	58
Payments	(391)
Non-cash items	(102)
Accrual at June 30, 2013	$591

5.     Convertible Senior Notes

On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes (the “Notes”) due December 15, 2015 unless earlier repurchased or converted. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. The Notes are governed by the terms of an indenture agreement (the “Indenture”) dated December 7, 2010 between the Company and Wells Fargo Bank, National Association, as trustee.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, which payments began on June 15, 2011. We may in certain instances be required to pay additional interest if the Notes are not freely tradable by the holders thereof (other than our affiliates) beginning six months after the date of issuance and in connection with events of default, including events of default relating to our failure to comply with our reporting obligations to the trustee and the SEC. After a default under the Indenture, if the trustee or the holders of at least 25% in aggregate principal amount of the Notes give us notice of, and direct us to cure, the default and the default is not cured within 60 days thereafter, then unless a waiver is obtained from the holders of more than 50% in aggregate principal amount of the Notes, an event of default will occur under the Indenture. Upon any such event of default, we may elect that for the first 180 days (or such lesser amount of time during which the event of default continues), the sole remedy be the payment of additional interest at an annual rate equal to 0.50%. In the event that such additional interest becomes payable because of our failure to timely file certain reports with the SEC and the trustee, the filing of such reports will cure the event of default and the interest rate will be reduced (so long as no other events of default then exist). If we elect to pay such additional interest and the event of default is not cured within the 180-day period, or if we do not make such an election to pay additional interest when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the Notes to be due and payable immediately.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.            Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of June 30, 2013 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$86,606	$21	$(46)	$86,581
Corporate debt securities	90,638	1,056	(233)	91,461
	177,244	1,077	(279)	178,042
Available-for-sale – long-term:
Auction rate securities	369	1	—	370
	369	1	—	370

Total	$177,613	$1,078	$(279)	$178,412

Investments in marketable securities as of December 31, 2012 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$77,823	$48	$(1)	$77,870
Corporate debt securities	47,933	1,068	(20)	48,981
	125,756	1,116	(21)	126,851
Available-for-sale – long-term:
Auction rate securities	820	2,301	(2)	3,119
	820	2,301	(2)	3,119

Total	$126,576	$3,417	$(23)	$129,970

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The amortized cost and fair value of our investments at June 30, 2013, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$38,159	$38,206
Due within 1-2 years	86,642	86,658
Due within 2-5 years	51,300	51,119
Due after 5 years	1,512	2,429
Total	$177,613	$178,412

Accounts receivable, net

Accounts receivable, net included an allowance for doubtful accounts of $1.3 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively.

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2013	2012

Raw materials	$2,909	$4,530
Work in process	18,143	14,144
Finished goods	15,329	18,546
	$36,381	$37,220

Accrued expenses and other

As of June 30, 2013 and December 31, 2012, accrued vacation totaled $8.3 million and $7.6 million, respectively.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.           Goodwill and Other Intangible Assets

The following table presents the 2012 and 2013 activity for our goodwill (in thousands):

Balance at January 1, 2012:	$66,429
Acquisition of Anue	91,376
Acquisition of BreakingPoint	102,652
Balance at December 31, 2012:	$260,457
Anue Acquisition	(367)
BreakingPoint Acquisition	(58)
Balance at June 30, 2013	$260,032

We have not had any historical goodwill impairment charges.

The following table presents our purchased intangible assets (in thousands) as of June 30, 2013:

	Weighted Average
	Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.4	$141,215	$(77,655)	$63,560
Customer relationships	6.0	70,376	(24,071)	46,305
Service agreements	5.7	22,700	(7,265)	15,435
Non-compete agreements	4.2	5,700	(2,207)	3,493
Trademark	5.3	8,976	(3,016)	5,960
Other	4.0	3,869	(1,359)	2,510
		$252,836	$(115,573)	$137,263

The following table presents our purchased intangible assets (in thousands) as of December 31, 2012:

	Weighted Average
	Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.4	$141,215	$(66,704)	$74,511
Customer relationships	6.0	70,376	(18,289)	52,087
Service agreements	5.7	22,700	(5,272)	17,428
Non-compete agreements	4.2	5,700	(1,520)	4,180
Trademark	5.3	8,976	(2,333)	6,643
Other	3.8	3,416	(1,262)	2,154
		$252,383	$(95,380)	$157,003

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

The estimated future amortization expense of purchased intangible assets as of June 30, 2013 is as follows (in thousands):

2013	$19,668
2014	33,928
2015	29,251
2016	25,898
2017	18,853
Thereafter	9,665
$137,263

8.            Shareholders’ Equity

Accumulated Other Comprehensive Income

We sold available-for-sale securities in the three and six months ended June 30, 2013, which resulted in a gross reclassification from accumulated other comprehensive income for realized gains of $3.1 million and $3.2 million, respectively, which were included within our interest income and other, net line item on our condensed consolidated statements of operations. These realized gains, along with the related tax impact of $1.2 million, for both the three and six months ended June 30, 2013, were reclassified from accumulated other comprehensive income. Prior to the reclassification for the sale of available-for-sale securities, we had a net unrealized gain during the periods of $286,000 and $517,000 for the three and six months ended June 30, 2013, respectively. The tax impact for these unrealized gains and losses was a benefit of $80,000 and $145,000 for the three and six months ended June 30, 2013, respectively.

Stock Award Plans

In June 2013, our shareholders approved our Second Amended and Restated Ixia 2008 Equity Incentive Plan (the “Plan”), which resulted in amendments to the Company’s Amended and Restated Ixia 2008 Equity Incentive Plan, as amended, that include the following:

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Share Cancellation

Certain of the Company’s performance-based equity awards include a forfeiture provision that provides for the forfeiture of the unvested portion of such equity awards in the event that the Company concludes that it is required to restate its previously issued financial statements to reflect a less favorable financial condition and/or less favorable results of operations. On April 2, 2013, the Company concluded to restate certain previously issued unaudited condensed consolidated financial statements, and, due to such forfeiture provisions, we have for accounting purposes deemed such equity awards to have been automatically forfeited and subsequently re-granted. The Company did not reflect any such forfeiture or subsequent re-grant of these equity awards in its previously issued unaudited condensed consolidated financial statements. The correction of this error resulted in a reversal of stock-based compensation expenses for the deemed cancellation of $4.0 million for the quarter ended June 30, 2013 and additional stock-based compensation expenses for the deemed re-grant of $2.8 million for the three and six months ended June 30, 2013. See further discussion on the restatement in Note 14 of the Notes to the condensed consolidated financial statements.

Employee Stock Purchase Plan

In May 2013, the number of shares authorized and reserved for issuance under our 2010 Employee Stock Purchase Plan, as amended (the “Purchase Plan”) was increased by an additional 500,000 shares pursuant to the automatic annual increase provision of the Purchase Plan. In June 2013, our shareholders approved a 2,000,000-share increase in the number of shares of our common stock authorized and reserved for issuance under the Purchase Plan.

9.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Basic presentation:
Numerator for basic earnings per share:
Net income	$3,017	$25,696	$10,837	$30,863
Denominator for basic earnings per share:
Weighted average common shares outstanding	75,667	71,579	75,194	71,079

Basic earnings per share	$0.04	$0.36	$0.14	$0.43

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$3,017	$25,696	$10,837	$30,863
Interest expense on convertible senior notes, net of tax	—	1,100	—	2,200
Net income used for diluted earnings per share	$3,017	$26,796	$10,837	$33,063

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	75,667	71,579	75,194	71,079
Effect of dilutive securities:
Stock options and other share-based awards	1,511	1,934	1,780	2,139
Convertible senior notes	—	10,290	—	10,290
Dilutive potential common shares	77,178	83,803	76,974	83,508

Diluted earnings per share	$0.04	$0.32	$0.14	$0.40

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

The diluted earnings per share computation for the three and six months ended June 30, 2013 excludes (i) the weighted average number of shares underlying our outstanding Notes of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 2.2 million shares and 1.3 million shares, respectively, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock during the applicable period.

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

10.          Concentrations

Significant Customers

The following customers accounted for more than 10% of total revenue for the three and six months ended June 30, 2013, in the case of Customer A, and for the three and six months ended June 30, 2013 and 2012, in the case of Customer B:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Customer A	15.7%	*	17.2%	*

Customer B	*	14.9%	10.4%	16.0%

* Less than 10%

As of June 30, 2013 and December 31, 2012, the percentage of total receivables for Customers A and B above were as follows:

	June 30, 2013	December 31, 2012

Customer A	10.0%	*

Customer B	10.6%	*

* Less than 10%

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

International Data

For the three and six months ended June 30, 2013 and 2012, the percentage of total international revenues based on customer location consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

International revenues	33.7%	44.5%	35.8%	46.7%

Within international revenues disclosed above, the percentage of total revenues from product shipments to Japan for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Japan	*	14.4%	*	14.2%

* Less than 10%

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

There were no transfers of assets between levels within the fair value hierarchy for the three and six months ended June 30, 2013.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

14.          Restatement

Quarterly financial statements as of and for the three and six months ended June 30, 2013

Subsequent to the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, we have restated herein our unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 to reflect certain corrections in the manner in which we recognize revenue related to certain sales transactions. The errors identified by the Company in its revenue recognition practices are described below:

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

These corrections in our revenue recognition resulted in the movement of revenue between accounting periods, and do not have any impact on the total revenue to be recognized over the life of the applicable arrangements.

Certain of the Company’s performance-based equity awards include a forfeiture provision that provides for the forfeiture of the unvested portion of such equity awards in the event that the Company concludes that it is required to restate its previously issued financial statements to reflect a less favorable financial condition and/or less favorable results of operations. On April 2, 2013, the Company concluded to restate certain previously issued unaudited condensed consolidated financial statements, and, due to such forfeiture provisions, we have for accounting purposes deemed such equity awards to have been automatically forfeited and subsequently re-granted as a result of the restatement. The Company did not reflect any such forfeiture or subsequent re-grant of these equity awards in its previously issued unaudited condensed consolidated financial statements. The correction of this error resulted in a net reduction in our stock-based compensation expenses with a pre-tax impact of $1.2 million for the three and six months ended June 30, 2013.

The previously filed interim condensed consolidated financial statements as of and for the three months and six months ended June 30, 2013 have been restated to reflect the correction of these errors, which impact revenue from products, revenue from services, research and development expenses, sales and marketing expenses, general and administrative expenses, and deferred revenue (current and non-current). All other adjustments relate to the applicable income tax effects of these errors as well as the correction of certain other income tax errors which existed as of June 30, 2013 as shown in the following table:

Restated condensed consolidated balance sheet amounts

	As of June 30, 2013
	As Previously	Restatement
	Reported	Adjustments	Restated
	(in thousands)

Prepaid expenses and other current assets	$46,657	$4,514	$51,171
Total current assets	408,148	4,514	412,662

Other assets	10,221	3,731	13,952
Total assets	848,775	8,245	857,020

Deferred revenues - current	67,195	4,474	71,669
Total current liabilities	122,020	4,474	126,494

Deferred revenues - non-current	10,295	741	11,036
Other liabilities	32,353	5,260	37,613
Total liabilities	364,668	10,475	375,143

Additional paid-in capital	182,434	(1,199)	181,235
Retained earnings	129,164	(1,031)	128,133
Total shareholders’ equity	484,107	(2,230)	481,877
Total liabilities and shareholders’ equity	$848,775	$8,245	$857,020

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restated condensed consolidated statements of operations amounts

	For the Three Months Ended June 30, 2013
	As Previously	Restatement
	Reported	Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products	$87,818	$(4,024)	$83,794
Services	28,077	133	28,210
Total revenues	115,895	(3,891)	112,004

Costs and operating expenses:
Research and development	29,539	(471)	29,068
Sales and marketing	33,191	(208)	32,983
General and administrative	12,027	(520)	11,507
Total costs and operating expenses	110,304	(1,199)	109,105

Income from operations	5,591	(2,692)	2,899
Income before income taxes	7,079	(2,692)	4,387
Income tax expense	3,316	(1,946)	1,370
Net income	3,763	(746)	3,017
Earnings per share:
Basic	$0.05	$(0.01)	$0.04
Diluted	$0.05	$(0.01)	$0.04

Stock-based compensation included in:
Research and development	$2,049	$(471)	$1,578
Sales and marketing	1,836	(208)	1,628
General and administrative	1,679	(520)	1,159

	For the Six Months Ended June 30, 2013
	As Previously	Restatement
	Reported	Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products	$184,454	$(5,149)	$179,305
Services	54,224	(66)	54,158
Total revenues	238,678	(5,215)	233,463

Costs and operating expenses:
Research and development	59,251	(471)	58,780
Sales and marketing	68,232	(208)	68,024
General and administrative	24,085	(520)	23,565
Total costs and operating expenses	222,995	(1,199)	221,796

Income from operations	15,683	(4,016)	11,667
Income before income taxes	15,435	(4,016)	11,419
Income tax expense	3,567	(2,985)	582
Net income	11,868	(1,031)	10,837
Earnings per share:
Basic	$0.16	$(0.02)	$0.14
Diluted	$0.15	$(0.01)	$0.14

Stock-based compensation included in:
Research and development	$4,497	$(471)	$4,026
Sales and marketing	3,851	(208)	3,643
General and administrative	3,884	(520)	3,364

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restated condensed consolidated statements of comprehensive income amounts

	For the Three Months Ended June 30, 2013
	As Previously	Restatement
	Reported	Adjustments	Restated
	(in thousands)

Net Income	$3,763	$(746)	$3,017
Comprehensive Income	$1,869	$(746)	$1,123

	For the Six Months Ended June 30, 2013
	As Previously	Restatement
	Reported	Adjustments	Restated
	(in thousands)

Net Income	$11,868	$(1,031)	$10,837
Comprehensive Income	$9,795	$(1,031)	$8,764

Restated condensed consolidated statements of cash flows amounts

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statement of cash flows, but did result in corrections of the following line items within cash flows from operating activities:

	For the Six Months Ended June 30, 2013
	As Previously	Restatement
	Reported	Adjustments	Restated
	(in thousands)

Net Income	$11,868	$(1,031)	$10,837
Stock-based compensation	12,621	(1,200)	11,421
Deferred Income Taxes	(1,649)	863	(786)
Prepaid Expenses and Other current Assets	(4,172)	(4,513)	(8,685)
Other Assets	(282)	1,691	1,409
Deferred Revenues	2,699	5,215	7,914
Other Liabilities	4,708	(1,025)	3,683

Quarterly financial statements as of and for the three and six months ended June 30, 2012

In our 2012 Form 10-K, we restated, among other previously issued financial statements, our unaudited consolidated financial statements for the three and six months ended June 30, 2012 to reflect certain corrections in the manner in which we recognized revenue related to our warranty and software maintenance contracts, including a previous implied warranty and software maintenance arrangement with one of our customers. Specifically, we made the following two corrections to our revenue recognition practices to properly report revenue in prior periods:

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

This Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 (this “Form 10-Q/A”) reflects the impact of the prior restatement on the applicable unaudited quarterly financial information for the three and six months ended June 30, 2012. Our previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 has not been and will not be amended.

Certain line items included in this Form 10-Q/A have been restated to reflect the corrections of the above errors, which impact revenues from products, revenues from services and deferred revenues (current and non-current). All other adjustments related to the applicable income tax effects of these errors. The following tables reconcile the amounts as originally reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 to the corresponding amounts as restated and included in Note 15, Restatement, in our 2012 Form 10-K and as reported herein.

 Restated consolidated statement of operations amounts

	For the Three Months Ended June 30, 2012
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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

	For the Six Months Ended June 30, 2012
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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restated consolidated statements of cash flows amounts

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows but did result in corrections of the following line items within cash flow from operating activities:

	For the Six Months Ended June 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$31,232	$(369)	$30,863
Accrued expenses and other	1,382	(257)	1,125
Deferred revenues	4,471	626	5,097

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q/A and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Restatement of Previously Issued Financial Statements. As discussed further in Note 14 of the Notes to the condensed consolidated financial statements contained in this Form 10-Q/A, we are restating herein our unaudited quarterly condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012.  There have been no revisions to the previously presented restated unaudited quarterly condensed consolidated financial information for the three and six months ended June 30, 2012 that were disclosed in Note 15, Restatement, in our 2012 Form 10-K and as reported herein. The following discussion has been updated to reflect the effects of the restatement.

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

During the 2013 second quarter, our cash, cash equivalents and investments in the aggregate increased by $25.8 million to $234.1 million from the $208.3 million reported three months earlier at March 31, 2013, and by $56.6 million from the $177.5 million reported six months earlier at December 31, 2012. Total revenues increased 23.5% to $112.0 million during the 2013 second quarter from $90.7 million during the 2012 second quarter due to the completion of two significant acquisitions in June and August of 2012. However, during the second quarter of 2013, our revenues came in below our expectations due, in part, to delays in spending at certain customers. We remain confident in our competitive position and our opportunities for long-term growth as our customers continue to transition to mobile networks, virtual data centers and hybrid cloud environments to deliver next generation applications. However, we believe that there continues to be some concerns that are creating uncertainty in the market, such as the Federal sequestration in the United States and the capital spending plans of large service providers and equipment manufacturers. This uncertainty may adversely impact our sales, results of operations and financial position over the near term.

Acquisition of BreakingPoint Systems, Inc. On August 24, 2012, we completed our acquisition of all of the outstanding shares of capital stock of BreakingPoint Systems, Inc. (“BreakingPoint”). The aggregate cash consideration paid totaled $163.7 million, or $150.3 million net of BreakingPoint’s existing cash and cash equivalents balances at the time of the acquisition. The acquisition was funded from our existing cash and sale of investments. BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage BreakingPoint’s existing sales channels and assembled workforce, including its experienced product development and sales teams. The results of operations of BreakingPoint have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q/A for additional information regarding the BreakingPoint acquisition.

Acquisition of Anue Systems, Inc. On June 1, 2012, we completed our acquisition of all of the outstanding shares of capital stock and other equity interests of Anue Systems, Inc. (“Anue”). The aggregate consideration paid totaled $152.4 million, or $148.7 million net of Anue’s existing cash and cash equivalents balances at the time of the acquisition. The acquisition was funded from our existing cash and sale of investments. Anue provides solutions to monitor and test complex networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced product development team. The results of operations of Anue have been included in our condensed consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q/A for additional information regarding the Anue acquisition.

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

Sales to AT&T were approximately $17.5 million, or 15.7%, and $40.2 million, or 17.2%, of our total revenues for the three and six months ended June 30, 2013, respectively, and $1.7 million, or 1.9%, and $2.9 million, or 1.7%, of our total revenues for the three and six months ended June 30, 2012, respectively. Sales to Cisco Systems were approximately $10.4 million, or 9.3%, and $24.4 million, or 10.4%, of our total revenues for the three and six months ended June 30, 2013, respectively, and $13.5 million, or 14.9%, and $28.4 million, or 16.0%, of our total revenues for the three and six months ended June 30, 2012, respectively. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers for the foreseeable future, we expect to continue to see some declines in revenues from such customers as a percentage of total revenues as we continue to sell our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2012 acquisitions of Anue and BreakingPoint (the “2012 Acquisitions”) and the growth of their businesses will continue to further diversify our customer base.

From a geographic perspective, we generated revenues from shipments to international locations of $37.7 million, or 33.7%, and $83.7 million, or 35.8%, of our total revenues for the three and six months ended June 30, 2013, respectively, and $40.3 million, or 44.5%, and $82.9 million, or 46.7%, of our total revenues for the three and six months ended June 30, 2012, respectively. The decline in the percentage of our revenue from shipments to international locations was primarily due to our 2012 Acquisitions, which have a higher concentration of revenue from customers in the United States. Over the next 12 months, we expect to leverage and expand our international sales force to sell our Anue and BreakingPoint products to a larger global customer base, and as a result, we expect to increase our percentage of revenues from shipments to international locations.

Stock-Based Compensation. For the three and six months ended June 30, 2013, stock-based compensation expense was $4.5 million and $11.4 million, respectively. For the three and six months ended June 30, 2012, stock-based compensation expense was $3.8 million and $7.9 million, respectively. The increase in stock-based compensation expense in the three and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to (i) the incremental impact of the share-based awards granted to the Anue and BreakingPoint employees related to our 2012 Acquisitions and (ii) an increase in the number of participants in our employee stock purchase plan. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2013 through 2017 related to unvested share-based awards as of June 30, 2013 was approximately $31.8 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the cost of extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology and trade names related to our acquisitions of certain businesses, product lines and purchased technologies of $6.4 million and $12.9 million for the three and six months ended June 30, 2013, respectively, and $3.6 million and $6.3 million for the three and six months ended June 30, 2012, respectively, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q/A.

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

Interest Expense consists of interest due to the holders of our 3.00% Notes issued in December 2010 and interest expense and fees pertaining to our credit facility established in December 2012, as well as the amortization of the associated debt issuance costs. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q/A.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements included in this Form 10-Q which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets, goodwill and marketable securities, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates have significantly changed since our Annual Report on Form 10-K for the year ended December 31, 2012. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated and reflects the impact of the restatement of the prior period consolidated financial statements as described in “Restatement of Previously Issued Financial Statements” above and in Note 14 of the Notes to the condensed consolidated financial statements included herein:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Products	74.8%	80.8%	76.8%	80.6%
Services	25.2	19.2	23.2	19.4
Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues – products (2)	18.8	15.7	18.2	16.4
Cost of revenues - services	3.0	3.0	2.7	2.7
Research and development	26.0	24.9	25.2	24.5
Sales and marketing	29.4	27.1	29.1	27.7
General and administrative	10.3	12.2	10.1	12.8
Amortization of intangible assets	9.0	5.9	8.6	5.3
Acquisition and other related	1.0	4.1	1.0	2.3
Restructuring	—	—	—	—
Total costs and operating expenses	97.4	92.9	95.0	91.7

Income from operations	2.6	7.1	5.0	8.3
Interest income and other, net	3.1	0.7	1.6	0.4
Interest expense	(1.7)	(2.0)	(1.7)	(2.0)
Income before income taxes	3.9	5.8	4.9	6.7
Income tax (benefit) expense	1.2	(22.5)	0.2	(10.7)
Net income	2.7%	28.3%	4.6%	17.4%

(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.1%	0.1%	0.1%
Cost of revenues - services	0.0	0.0	0.0	0.0
Research and development	1.4	1.0	1.7	1.3
Sales and marketing	1.5	1.0	1.6	1.1
General and administrative	1.0	2.0	1.4	2.0

(2) Cost of revenues – products excludes amortization of intangible assets, related to product lines and purchased technologies of $6.4 million and $12.9 million for the three and six months ended June 30, 2013, respectively, and $3.6 million and $6.3 million for the three and six months ended June 30, 2012, respectively, which is included in Amortization of intangible assets.

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

Revenues. In the second quarter of 2013, total revenues increased 23.5% to $112.0 million from the $90.7 million recorded in the second quarter of 2012. The year over year increase was primarily due to the impact of our 2012 Acquisitions. The second quarters of 2013 and 2012 included revenues of $32.6 million and $3.9 million, respectively, related to the 2012 Acquisitions. Excluding the revenues from our 2012 Acquisitions, revenues decreased by $7.4 million, or 8.5%, to $79.4 million in the second quarter of 2013 as compared to the same period in 2012 primarily due to a $2.7 million decrease in shipments of our hardware products (primarily our core network test Gigabit and 10 Gigabit Ethernet interface cards), partially offset by an increase in shipments of our 40/100 Gigabit Ethernet interface cards.

In the first six months of 2013, total revenues increased 31.6% to $233.5 million from $177.4 million recorded in the same period of 2012. The year-over-year increase was primarily due to the impact of our 2012 Acquisitions. The first six months of 2013 and 2012 included revenues of $71.0 million and $3.9 million, respectively, related to the 2012 Acquisitions. Excluding the revenues from our 2012 Acquisitions, revenues decreased by $11.0 million, or 6.3%, to $162.5 million in the first six months of 2013 as compared to the same period in 2012 primarily due to a $8.6 million decrease in shipments of our hardware products (primarily our core network test Gigabit and 10 Gigabit Ethernet interface cards), partially offset by an increase in shipments of our 40/100 Gigabit Ethernet interface cards.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 21.8% in the 2013 second quarter from 18.7% in the 2012 second quarter. As a percentage of total revenues, our total cost of revenues increased to 20.9% in the first six months of 2013 from 19.1% in the first six months of 2012. These increases in cost of revenues as a percentage of total revenues were primarily due to lower sales prices on certain of our Ethernet interface cards in 2013 when compared to their sales prices for the same periods in 2012, without a similar reduction in the materials costs of the interface cards.

Research and Development Expenses. In the second quarter of 2013, research and development expenses increased 28.9% to $29.1 million from $22.5 million in the second quarter of 2012. As a result of our 2012 Acquisitions, our research and development expenditures in the second quarter of 2013 and 2012 included approximately $7.5 million and $893,000, respectively, related to the research and development activities of the acquired operations. Excluding the incremental research and development costs related to the 2012 Acquisitions, research and development expenses in the second quarter of 2013 were $21.6 million compared to $21.7 million in the second quarter of 2012. This decrease was primarily due to an increase in stock-based compensation expense of $633,000 million. The net decrease in compensation and related employee costs was primarily due to lower bonus expense as we expect our 2013 performance to be below our applicable company-wide annual objectives and targets.

Research and development expenses for the first six months of 2013 increased 35.5% to $58.8 million from $43.4 million in the same period of 2012. Excluding the incremental research and development costs related to the 2012 Acquisitions, of $14.4 million and $893,000 in the first six months of 2013 and 2012, respectively, our research and development expenses were $44.4 million in the first six months of 2013 compared to $42.5 million in the same period of 2012. This increase was primarily due to an increase in stock-based compensation expense of $1.8 million and higher spending on new product initiatives of $864,000, partially offset by a decrease in compensation and other related costs of $1.2 million.

Sales and Marketing Expenses. In the second quarter of 2013, sales and marketing expenses increased 35.3% to $33.0 million from $24.6 million in the second quarter of 2012. As a result of our 2012 Acquisitions, our sales and marketing expenditures in the second quarters of 2013 and 2012 included approximately $8.5 million and $1.4 million, respectively, related to the sales and marketing activities of Anue and BreakingPoint. Excluding the incremental sales and marketing costs related to the 2012 Acquisitions, sales and marketing expenses in the second quarter of 2013 were $24.5 million compared to $23.2 million in the second quarter of 2012. This increase was primarily due to an increase in stock-based compensation expense of $717,000 and higher marketing events and activities related costs (e.g., trade shows) of $685,000.

Sales and marketing expenses for the first six months of 2013 increased 38.4% to $68.0 million from $49.2 million in the same period of 2012. Excluding the incremental sales and marketing costs related to the 2012 Acquisitions of $18.0 million and $1.4 million, in the first six months of 2013 and 2012, respectively, sales and marketing expenses in the first six months of 2013 were $50.0 million compared to $47.8 million in the same period of 2012. This increase was primarily due to an increase in stock-based compensation expense of $1.7 million and higher marketing events and activities related costs (e.g., trade shows) of $1.3 million, partially offset by a net decrease in compensation and other related costs of $849,000.

General and Administrative Expenses. In the second quarter of 2013, general and administrative expenses increased 3.8% to $11.5 million from $11.1 million in the second quarter of 2012. As a result of our 2012 Acquisitions, our general and administrative expenses in the second quarters of 2013 and 2012 included approximately $868,000 and $340,000, respectively, related to the general and administrative activities of Anue and BreakingPoint. Our general and administrative expenditures in the second quarter of 2013 also included one-time items including $156,000 of costs incurred in the second quarter of 2013 related to the restatement of certain of our previously issued financial statements (See Note 14 to the condensed consolidated financial statements included in this Form 10-Q). Excluding these one-time items and the incremental general and administrative costs related to the 2012 Acquisitions, general and administrative expenses in the second quarter of 2013 were $10.6 million compared to $10.3 million in the second quarter of 2012.

For the first six months of 2013, general and administrative expenses increased 4.25% to $23.6 million from $22.6 million in the same period of 2012. Our general and administrative expenditures in the first six months of 2013 included $1.7 million of costs related to the general and administrative activities of Anue and BreakingPoint and $1.0 million of costs incurred related to the restatement of certain of our previously filed financial statements, partially offset by $1.2 million of proceeds from the settlement of a previous legal matter in the first quarter of 2013. Our general and administrative expenditures in the first six months of 2012 included one-time charges of $1.7 million in connection with the departure of our former CEO, and $401,000 incurred in the second quarter of 2012 to settle a legal matter. Excluding these one-time items, and the incremental general and administrative costs related to the 2012 Acquisitions, general and administrative expenses in the first six months of 2013 were $22.1 million compared to $20.2 million in the first six months of 2012. This increase was primarily due to an increase in professional services fees of $674,000.

Amortization of Intangible Assets. In the second quarter of 2013, amortization of intangible assets increased to $10.1 million from $5.4 million in the second quarter of 2012. In the first six months of 2013, amortization of intangible assets increased to $20.2 million from the $9.4 million recorded in the first six months of 2012. These increases were primarily due to the full year and incremental amortization of intangibles related to our acquisitions of Anue in June 2012 and BreakingPoint in August 2012.

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

Income Tax. Income tax expense was $1.4 million, or an effective rate of 31.2% for the second quarter of 2013 as compared to an income tax benefit of $20.4 million for the second quarter of 2012. Income tax expense was $583,000, or an effective rate of 5.1%, for the first six months of 2013 as compared to an income tax benefit of $19.0 million for the first six months of 2012. The lower effective tax rate for the three and six months ended June 30, 2012 when compared to the same periods in 2013, was primarily due to the tax benefit realized in the 2012 second quarter from the $22.6 million partial reversal of our valuation allowance resulting from the net deferred tax liabilities recorded as part of the Anue Acquisition.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $51.2 million in the first six months of 2013 and $47.0 million in the same period of 2012. The increase in cash flow from operating activities for the six months ended June 30, 2013, was primarily due to an increase in certain non-cash items, including amortization of intangibles, stock-based compensation and deferred taxes compared to the same period in 2012. The increase in cash flow generated from operations was offset by a decrease in net income in the first six months of 2013 compared to the same period in 2012. The working capital changes were primarily due to the timing of payments of accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $57.3 million and $55.7 million for the first six months of 2013 and 2012, respectively. Excluding marketable securities purchases and proceeds, net cash used in investing activities was $9.4 million and $157.1 million for the first six months of 2013 and 2012, respectively. The net cash used in the first six months of 2013 primarily related to capital expenditures. The decrease in net cash used in the first six months of 2013 was primarily due to payments for the acquisition of Anue in the amount of $148.3 million during the second quarter of 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was $14.3 million and $11.4 million for the first six months of 2013 and 2012, respectively. This increase in cash provided by financing activities was primarily due to a $2.8 million increase in proceeds from the exercises of share-based awards for the first six months of 2013 as compared to the same period in 2012.

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

In addition, our $200 million Notes have various default provisions, which, under certain circumstances, could accelerate our repayment obligations of the Notes or could lead to an increase in the overall interest rate charged on outstanding borrowings and adversely impact our liquidity. Upon the occurrence of certain events, such as any delisting of our common stock, we could be required to offer to repurchase the Notes, which could also adversely impact our liquidity. Our credit facility also has certain default provisions, which, under certain circumstances, could affect our ability to utilize the credit facility and accelerate repayment of any amounts outstanding thereunder.

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

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2012 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2012. See also Note 11 to the condensed consolidated financial statements included in this Form 10-Q/A.

ITEM 4.	CONTROLS AND PROCEDURES

Background

As reported in the Current Report on Form 8-K filed by the Company with the SEC on March 5, 2014, on February 26, 2014, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors completed and made its findings with respect to an internal investigation (the “Audit Committee Investigation”) initiated as a result of the resignation on October 24, 2013 of the Company’s former President and Chief Executive Officer, Vic Alston (the “Former CEO”). The Audit Committee Investigation included performing procedures to assess the Company’s recording of financial transactions and the corresponding impact on the Company’s financial reporting. As a result of the investigation and the Company’s own internal accounting review, certain errors in the Company’s revenue recognition practices that affect the timing of the Company’s recognition of revenue were identified, as are described in more detail below under “Material Weaknesses.” The identified errors also resulted in the restatement of our condensed consolidated financial statements as described in Note 14 to the Notes to condensed consolidated financial statements included in this Form 10-Q/A.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, at the time of the filing of the Original Filing, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2013), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, at the time of the Original Filing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2013, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to the aforementioned evaluation and in connection with the preparation of this Form 10-Q/A, in view of the Company’s determination to restate its unaudited condensed consolidated financial statements for the quarter ended June 30, 2013 and based on the related identified material weaknesses described below under “Material Weaknesses,” our management, with the participation of our Acting Chief Executive Officer and Acting Chief Financial Officer, has re-evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act, as of the end of the period covered by this Report and has concluded that our disclosure controls and procedures were not effective as of that date.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of June 30, 2013 and the material weaknesses in our internal control over financial reporting as of that date as described below, management believes that (i) this Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013 because of certain material weaknesses in our internal control over financial reporting as of June 30, 2013 as follows:

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

The control deficiencies described above resulted in errors to our product and services revenues and deferred revenues (current and non-current) and necessitated the restatement of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2013. Additionally, these control deficiencies could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

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

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings

Discussion of legal matters is incorporated by reference from Part  I, Item 1, Note 12 to the condensed consolidated financial statements included in this Form 10-Q/A, and should be considered an integral part of this Part  II, Item 1, “Legal Proceedings.”

ITEM 1A.     Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our 2012 Form 10-K and in certain of our other filings with the SEC. A material change to the risk factors that appear in Part I, “Item 1A. Risk Factors,” in our 2012 Form 10-K is set forth below:

We cannot assure investors that we will be able to fully address the material weaknesses in our internal controls as of June 30, 2013 or that remediation efforts will prevent future material weaknesses

We have identified control deficiencies in our financial reporting process as of June 30, 2013 that constitute material weaknesses, which contributed to the restatement of the condensed consolidated financial statements in our previously filed Forms 10-Q for the quarters ended March 31, 2013 and June 30, 2013. See Part I, Item 4 in this Form 10-Q/A. We have initiated certain measures, including the implementation of a new revenue recognition system and increasing the number of employees on, and the expertise of, our accounting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or failing to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise fail to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

ITEM 6.     Exhibits

See the Exhibit Index following the signature page to this Form 10-Q/A for a list of exhibits filed or furnished with or incorporated by reference as part of this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIA

Date:	June 20, 2014	By:	/s/ Errol Ginsberg
Errol Ginsberg Acting Chief Executive Officer

Date:	June 20, 2014	By:	/s/ Brent Novak
Brent Novak Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Sixth Amendment to Office Lease entered into as of June 18, 2013 between MS LPC Malibu Property Holdings, LLC and the Company(5)

10.2	Amendment No. 2 to Ixia 2010 Employee Stock Purchase Plan, as amended (1)

10.3	Amendment No. 3 to Ixia 2010 Employee Stock Purchase Plan, as amended(2)

10.4	Ixia 2013 Senior Officer Bonus Plan(3)

10.5	Second Amended and Restated Ixia 2008 Equity Incentive Plan(4)

31.1*	Certification of Acting Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

**

The following financial information in the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, (iii) unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, (iv) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, and (v) notes to unaudited condensed consolidated financial statements. In accordance with Rule 406T of Regulation S-T, such electronically submitted information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-188689) filed with the Commission on May 17, 2013.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.

(5)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 03-31523) filed with the Commission on August 9, 2013.