Form 10-Q
period 2013-09-30
IXIA
filed 2014-06-23
CIK 1120295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	76,981,053
(Class of Common Stock)	(Outstanding at June 16, 2014)

IXIA

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

IXIA

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$57,443	$47,508
Short-term investments in marketable securities	195,895	126,851
Accounts receivable, net	97,203	103,523
Inventories	39,571	37,220
Prepaid expenses and other current assets	53,948	42,942
Total current assets	444,060	358,044

Investments in marketable securities	—	3,119
Property and equipment, net	31,704	28,763
Intangible assets, net	127,430	157,003
Goodwill	259,768	260,457
Other assets	12,087	11,863
Total assets	$875,049	$819,249

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,037	$12,114
Accrued expenses and other	47,884	52,525
Deferred revenues	77,189	66,096
Total current liabilities	138,110	130,735

Deferred revenues	11,784	8,695
Other liabilities	32,896	32,321
Convertible senior notes	200,000	200,000
Total liabilities	382,790	371,751

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at September 30, 2013 and December 31, 2012; 76,156 and 74,126 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	172,782	158,933
Additional paid-in capital	187,321	168,980
Retained earnings	132,235	117,296
Accumulated other comprehensive (loss) income	(79)	2,289
Total shareholders’ equity	492,259	447,498

Total liabilities and shareholders’ equity	$875,049	$819,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
		(As Restated See Note 14)		(As Restated See Note 14)
Revenues:
Products	$83,059	$89,116	$262,364	$232,011
Services	30,105	21,489	84,263	55,954
Total revenues	113,164	110,605	346,627	287,965

Costs and operating expenses:(1)
Cost of revenues – products (2)	20,339	20,509	62,814	49,511
Cost of revenues – services	4,228	2,735	10,564	7,595
Research and development	29,403	25,763	88,183	69,160
Sales and marketing	32,371	30,633	100,395	79,796
General and administrative	11,931	11,058	35,496	33,664
Amortization of intangible assets	10,060	9,960	30,253	19,363
Acquisition and other related	663	4,308	3,028	8,472
Restructuring	—	2,098	58	2,098
Total costs and operating expenses	108,995	107,064	330,791	269,659

Income from operations	4,169	3,541	15,836	18,306
Interest income and other, net	1,999	928	5,637	1,640
Interest expense	(1,943)	(1,800)	(5,829)	(5,400)
Income before income taxes	4,225	2,669	15,644	14,546
Income tax expense (benefit)	123	(8,275)	705	(27,261)
Net income	$4,102	$10,944	$14,939	$41,807

Earnings per share:
Basic	$0.05	$0.15	$0.20	$0.58
Diluted	$0.05	$0.14	$0.19	$0.54

Weighted average number of common and common equivalent shares outstanding:
Basic	76,028	72,805	75,476	71,659
Diluted	77,541	85,070	77,141	84,061

(1) Stock-based compensation included in:
Cost of revenues - products	$129	$85	$410	$256
Cost of revenues - services	49	33	156	99
Research and development	2,031	1,332	6,057	3,556
Sales and marketing	1,702	1,043	5,345	2,977
General and administrative	1,656	1,671	5,020	5,146

(2)    Cost of revenues – products excludes amortization of intangible assets, related purchased technologies of $6.4 million and $19.4 million for the three and nine months ended September 30, 2013, respectively, and $7.0 million and $13.3 million for the three and nine months ended September 30, 2012, respectively, which is included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
		(As Restated See Note 14)		(As Restated See Note 14)

Net income	$4,102	$10,944	$14,939	$41,807

Other comprehensive (loss) income, net of tax:
Net change in unrealized gains and losses on investments	(327)	407	(1,891)	866
Cumulative translation adjustment	32	96	(477)	(69)

Total other comprehensive (loss) income, net of tax	(295)	503	(2,368)	797

Comprehensive income	$3,807	$11,447	$12,571	$42,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2013	2012
		(As Restated See Note 14)
Cash flows from operating activities:
Net income	$14,939	$41,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,941	11,643
Amortization of intangible assets	30,253	19,363
Realized gain on sale of available-for-sale securities	(4,220)	—
Stock-based compensation	16,988	12,034
Deferred income taxes	593	(35,837)
Tax benefit from stock option transactions	1,352	2,188
Excess tax benefits from stock-based compensation	(1,497)	(1,939)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	6,550	(21,024)
Inventories	(6,981)	(1,434)
Prepaid expenses and other current assets	(12,842)	259
Other assets	3,274	27
Accounts payable	671	7,847
Accrued expenses and other	(4,630)	10,590
Deferred revenues	14,182	11,922
Other liabilities	(442)	813
Net cash provided by operating activities	70,131	58,259

Cash flows from investing activities:
Purchases of property and equipment	(10,315)	(12,906)
Purchases of available-for-sale securities	(170,902)	(135,616)
Proceeds from available-for-sale securities	105,954	375,684
Purchases of other intangible assets	(680)	(661)
Proceeds (payments) in connection with acquisitions, net of cash acquired	401	(298,928)
Net cash used in investing activities	(75,542)	(72,427)

Cash flows from financing activities:
Proceeds from exercise of stock options	13,849	20,688
Excess tax benefits from stock-based compensation	1,497	1,939
Net cash provided by financing activities	15,346	22,627

Net increase in cash and cash equivalents	9,935	8,459
Cash and cash equivalents at beginning of period	47,508	42,729
Cash and cash equivalents at end of period	$57,443	$51,188

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$414	$—
Transfers of inventory to property and equipment	$4,630	$—

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

2.	Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. The results of operations for the current interim periods presented are not necessarily indicative of results to be expected for the full year ending December 31, 2013 or any other future period.

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

Reclassifications

Certain reclassifications have been made to prior period consolidated financial statements to conform to the current presentation. Income taxes payable is now presented within Accrued expenses and other line item on our condensed consolidated balance sheets and consolidated statements of cash flows.

Recent Accounting Pronouncements

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We have not evaluated the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

In June 2011, the FASB issued disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminated the then current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, we are required to present either a single continuous statement of comprehensive income or a consolidated statement of operations immediately followed by a statement of comprehensive income. Although this guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under the previous guidance. We adopted this guidance in the first quarter of 2012 on a retroactive basis. There was no impact to our consolidated financial results as the adoption of this guidance related only to changes in financial statement presentation. In February 2013, FASB issued finalized disclosure guidance related to the amounts reclassified from accumulated other comprehensive income. Under this guidance, we are required to show reclassifications from accumulated other comprehensive income either in a single note or parenthetically on the face of the statement of operations provided that all of the required information is presented in a single location with the effect of significant amounts reclassified by component and the statement of operations line items affected by the reclassification. The effective date for this disclosure guidance is for fiscal years beginning after December 15, 2012. We adopted this new guidance prospectively in the quarter ended March 31, 2013. The adoption of this new guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

In the second quarter of 2013, we finalized our purchase price allocation. The aggregate cash consideration paid totaled $152.4 million and was funded from our existing cash and sale of investments.

There were no acquisition and other related costs, including integration activities, incurred in the third quarter of 2013 that were attributable to Anue. Acquisition and other related costs, including integration activities, totaled $269,000 for the nine months ended September 30, 2013, and $920,000 and $3.9 million for the three and nine months ended September 30, 2012, respectively.  These acquisition and other related costs have been expensed as incurred and have been included within the Acquisition and other related line item on our condensed consolidated statements of operations.

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

During 2013, we updated the allocation of our purchase price to increase the value of our accounts receivable balance by $173,000, decrease accounts payable, accrued expenses and other liabilities by $172,000, and decrease deferred tax liability, net by $22,000, resulting in a net decrease in goodwill of $367,000. As these changes were not material, we did not recast our prior period financial statements for such changes. The above table reflects these changes.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In the third quarter of 2013, we finalized our purchase price allocation. The aggregate cash consideration paid totaled $163.7 million and was funded from our existing cash and sale of investments.

There were no acquisition and other related costs, including integration activities, incurred in the third quarter of 2013 that were attributable to BreakingPoint. Acquisition and other related costs, including integration activities, were $2.1 million for the nine months ended September 30, 2013, and $3.4 million and $4.5 million for the three and nine months ended September 30, 2012, respectively. These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and other related line item on our condensed consolidated statements of operations.

In connection with the acquisition, we may be obligated to pay up to $3.8 million to certain pre-acquisition employees of BreakingPoint over a weighted average period of less than two years provided they remain employees of Ixia. As of September 30, 2013, we have paid $2.1 million related to this obligation, of which $1.1 million has been recorded within the Acquisition and other related line item on our condensed consolidated statements of operations for the nine months ended September 30, 2013. The remaining accrual was included as a component of Accrued expenses and other in our consolidated balance sheets.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$13,417
Accounts receivable	4,610
Inventories	3,156
Prepaid and other assets	796
Fixed assets	936
Identifiable intangible assets	65,600
Goodwill	102,330
Total assets acquired	190,845
Accounts payable, accrued expenses and other liabilities	(6,889)
Deferred revenues	(6,387)
Deferred tax liability, net	(13,882)
Net assets acquired	$163,687

During 2013, we updated the preliminary allocation of our purchase price to increase the value of our accounts receivable balance by $58,000, decrease the value of our deferred tax liability balance by $264,000 and decrease goodwill by $322,000. As these changes were not material, we did not recast our prior period financial statements for such changes. The above table reflects these changes.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Pro Forma and Post-Acquisition Results (Unaudited)

The following table summarizes the unaudited pro forma total revenues and net income of the combined entities, including Ixia, had the acquisitions of Anue and BreakingPoint occurred on January 1, 2011 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

Total revenues	$115,107	$340,566
Net income	376	7,215

The pro forma combined results in the table above have been prepared for comparative purposes only and include acquisition-related adjustments for, among others items, reductions in revenues related to the estimated fair value adjustment to deferred revenues, certain acquisition related costs, amortization of identifiable intangible assets, and the related income tax effects for these adjustments. Post-acquisition results for Anue and BreakingPoint’s operations have been included in our consolidated financial statements, which include combined revenues of $20.8 million and a combined loss before income taxes of approximately $2.9 million for the three months ended September 30, 2012. Post-acquisition results for Anue and BreakingPoint’s operations have been included in our consolidated financial statements, which include combined revenues of $24.6 million and a combined loss before income taxes of approximately $3.7 million for the nine months ended September 30, 2012. The pro forma combined results, as well as those of Anue and BreakingPoint included in our results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or of the future results of operations of the combined entity.

Net Optics, Inc.

On October 29, 2013, we entered into an Agreement and Plan of Merger to acquire all of the outstanding shares of common stock and all other equity interests of Net Optics, Inc. (“Net Optics”) for a total estimated cash consideration of approximately $193.8 million, subject to adjustment based on Net Optics’ net working capital, cash and indebtedness as of the closing date of December 5, 2013. Net Optics is a leading provider of total application and network visibility solutions that deliver real-time network intelligence.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of December 31, 2012, $1.0 million of such costs were accrued to the Accrued expenses and other line item within our consolidated balance sheets. The BreakingPoint Restructuring was substantially completed during the fourth quarter of 2012.

As of September 30, 2013, $471,000 of such costs were accrued to the Accrued expenses and other line item within our consolidated balance sheets. These costs relate primarily to lease termination costs which are expected to be paid by the end of the second quarter of 2015.

Activity related to our restructuring plan is as follows (in thousands):

Accrual at December 31, 2011	$-
Charges	4,077
Payments	(2,275)
Non-cash items	(776)
Accrual at December 31, 2012	1,026
Charges	58
Payments	(432)
Non-cash items	(181)
Accrual at September 30, 2013	$471

5.	Long Term Debt

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

The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, which began on June 15, 2011. We may in certain instances be required to pay additional interest if the Notes are not freely tradable by the holders thereof (other than our affiliates) beginning six months after the date of issuance and in connection with events of default, including events of default relating to our failure to comply with our reporting obligations to the trustee and the SEC. After a default under the Indenture, if the trustee or the holders of at least 25% in aggregate principal amount of the Notes give us notice of, and direct us to cure, the default and the default is not cured within 60 days thereafter, then unless a waiver is obtained from the holders of more than 50% in aggregate principal amount of the Notes, an event of default will occur under the Indenture. Upon any such event of default, we may elect that for the first 180 days (or such lesser amount of time during which the event of default continues), the sole remedy be the payment of additional interest at an annual rate equal to 0.50%. In the event that such additional interest becomes payable because of our failure to timely file certain reports with the SEC and the trustee, the filing of such reports will cure the event of default and the interest rate will be reduced (so long as no other events of default then exist). If we elect to pay such additional interest and the event of default is not cured within the 180day period, or if we do not make such an election to pay additional interest when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the Notes to be due and payable immediately. For the three and nine months ended September 30, 2013, we made interest payments of $0 and $3.0 million, respectively.

During the three and nine months ended September 30, 2013 and 2012, we charged amortization expense of $0.3 million and $0.9 million, respectively, to interest expense pertaining to deferred issuance costs.

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

 IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

On or about May 1, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed with the trustee this Quarterly Report on Form 10Q for the quarter ended September 30, 2013 (this “Form 10Q”), our Annual Report on Form 10K for the year ended December 31, 2013 (the “2013 Form 10-K”) and a Current Report on Form 8K/A (the “Form 8K/A”) relating to our acquisition of Net Optics in December 2013. We expect to cure such defaults on or about the date of the filing of this Form 10Q and our 2013 Form 10-K by filing with the trustee all such delinquent reports. We are also currently in default of our obligation under the Indenture to timely file with the SEC and the trustee our Quarterly Report on Form 10Q for the quarter ended March 31, 2014 (the “2014 First Quarter Form 10Q”). The trustee or the holders of at least 25% of aggregate principal amount of the Notes may elect to give us notice of such default and to demand that we cure it. As of the date of the filing of this Form 10Q and our 2013 Form 10-K with the SEC, no such notice has been given.

Because we have been delinquent in the filing of certain of our periodic financial reports with the SEC, we are not in compliance with the Nasdaq listing rule that requires us to timely file such reports with the SEC. On May 2, 2014, Nasdaq’s Listing Qualifications Department notified us that, due to our delay in filing with the SEC this Form 10Q and our 2013 Form 10K our common stock would be delisted unless we timely requested a hearing before a Nasdaq Listings Qualification Panel (a “Panel”). We timely requested such a hearing, which was held on June 12, 2014. At the hearing, we presented a plan to regain compliance with the rule and requested an extension of time in which to do so. The delisting of our common stock has been stayed until the Panel’s decision regarding our listing status. On May 15, 2014, Nasdaq advised us that the delayed filing of the 2014 First Quarter Form 10Q serves as an additional basis for the delisting determination. After filing this Form 10Q and our 2013 Form 10K with the SEC, we will continue to be delinquent in our filing of periodic financial reports with the SEC due to our delay in filing the 2014 First Quarter Form 10Q.

As of September 30, 2013, the estimated fair value of our Notes was approximately $230.5 million. The fair values of the Notes were estimated using market prices of the Notes, which are based on Level 2 inputs (i.e. inputs, other than the quoted prices in active markets that are observable either directly or indirectly).

Senior Secured Revolving Credit Facility

On December 21, 2012, we entered into a credit agreement (the “Credit Facility Agreement”) establishing a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders and Bank of America, N.A., as administrative agent, that provides for an aggregate loan amount of up to $150.0 million. The Credit Facility is expected to mature on December 21, 2016, but may mature on September 14, 2015 if we do not have available liquidity (domestic cash and investments, plus availability under the Credit Facility) of $25.0 million in excess of the amount required to repay our Notes of $200.0 million in full beginning on June 15, 2015. If we satisfy this requirement between June 15, 2015 and September 14, 2015, but fail to do so after September 15, 2015 and prior to December 15, 2015, the maturity date is the date on which the requirement is no longer satisfied.

The Credit Facility, which includes a sublimit of up to $25.0 million for the issuance of standby letters of credit and a swingline facility of up to $15.0 million, to be used, among other things, to fund our working capital needs, to fund capital expenditures and for other general corporate purposes (including acquisitions), stock repurchases and any partial refinancing of our Notes. We may from time to time request an increase to the Credit Facility by an amount of up to $50.0 million, which increase would be subject to the consent of the lender or lenders (if any) assuming the increased obligations.

Borrowings under the Credit Facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% and (c) the London Interbank Offered Rate ("LIBOR") for a onemonth interest period plus 1.00% or (ii) LIBOR plus the applicable margin. The applicable margin ranges are from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for Base Rate loans, and depends on the Company’s total leverage ratio (as defined in the Credit Facility Agreement). Interest is payable quarterly. No amounts were drawn down under this Credit Facility as of September 30, 2013.

Our obligations under the Credit Facility are guaranteed by Net Optics, Inc., Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., all of which are wholly owned domestic subsidiaries of Ixia, and by any future domestic or foreign subsidiaries of Ixia or such guarantors, provided that no foreign subsidiary will be required to become a guarantor to the extent the guaranty would result in a material adverse tax consequence to the Company. The Credit Facility is secured by a first priority security interest in substantially all existing and after acquired tangible and intangible personal property of Ixia and of the guarantors and by the pledge by Ixia and by the guarantors of all outstanding equity securities of their respective domestic subsidiaries and 65% of the outstanding equity securities of directly owned foreign subsidiaries.

Amortization recorded to interest expense pertaining to deferred issuance for the three and nine months ended September 30, 2013 was $68,000 and $203,000, respectively.

We are required to pay a commitment fee on the unused portion of the Credit Facility of up to a maximum of $450,000 or 0.30% depending on the Company’s total leverage ratio.

The Credit Facility Agreement requires the Company to comply with certain covenants, including maintaining (i) an interest coverage ratio (as defined in the Credit Facility Agreement) of greater than 3.50 to 1.00, measured quarterly on a trailing twelve months basis and (ii) a maximum leverage ratio (as defined in the Credit Facility Agreement) of not greater than 3.50 to 1.00 through June 30, 2014 and 3.00 to 1.00 thereafter, measured quarterly on a trailing twelve months basis. The Credit Facility Agreement also requires us to timely provide certain periodic financial statements to the lenders. In connection with the delayed delivery to the lenders of our financial statements for the quarters ended September 30, 2013, December 31, 2013 and March 31, 2014 and of our audited financial statements for the fiscal year ended December 31, 2013, we have entered into agreements with the lenders that amended the Credit Facility Agreement to extend the dates for such deliveries. We otherwise would have been in breach of certain covenants under the Credit Facility Agreement. Most recently, on June 12, 2014, we amended the Credit Facility Agreement to extend the date for delivery of (i) our audited financial statements for the fiscal year ended December 31, 2013 to June 20, 2014 and (ii) our financial statements for the quarter ended March 31, 2014 to June 27, 2014. The Company intends to deliver such audited financial statements to the lenders on the date of the filing of our 2013 Form 10K with the SEC. If the financial statements for the quarter ended March 31, 2014 are not delivered to the lenders on or before June 27, 2014, then unless a subsequent extension or waiver is provided by the lenders, we will be in breach of this covenant under the Credit Facility Agreement.

 IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Effective April 30, 2014, we entered into a waiver agreement with the lenders that included a waiver of any breach of the Credit Facility Agreement (which requires us to comply with the Indenture governing our Notes) arising out of our failure to comply with certain covenants in the Indenture. Those covenants require us to timely file with the trustee under the Indenture our periodic financial and other reports that we are required to file with the SEC, and to make our SEC filings on a timely basis. Under the waiver, the lenders temporarily waived any default arising out of our failure to timely file with the trustee (i) this Form 10Q, (ii) our 2013 Form 10K and (iii) a Current Report on Form 8K/A relating to our acquisition of Net Optics that was due to be filed with the SEC no later than on February 18, 2014. The temporary waiver automatically expires on the earlier of (i) 60 days after receipt of notice from either the trustee or the holders of 25% of the principal amount of the Notes demanding that remedial action be taken in respect of the delayed filings (such a notice was given by the trustee on or about May 1, 2014) and (ii) the occurrence of any other default or event of default under the Indenture. Our need for this waiver will expire upon the filing with the SEC of (i) this Form 10Q, (ii) our 2013 Form 10K and (iii) our Current Report on Form 8K/A relating to Net Optics.

On May 15, 2014, we entered into an amendment and waiver agreement with the lenders that included a waiver from the lenders of any breach of the Credit Facility Agreement (which requires us to comply with the Indenture governing our Notes) arising out of our failure to comply with the covenant in the Indenture that requires us to timely file with the trustee our 2014 First Quarter Form 10Q. This waiver is only effective as long as (i) no event of default occurs under the Indenture due to our failure to complete any necessary remedial action in respect of the delayed filing within 60 days of receipt of notice from either the trustee under the Indenture or the holders of 25% of the principal amount of our Notes demanding such remedial action (as of the date of the filing of this Form 10Q and our 2013 Form 10-K with the SEC, no such notice has been given) and (ii) no delisting of our common stock from the Nasdaq Global Select Market occurs.

The Credit Facility Agreement also provides for customary events of default (subject to grace and cure periods in certain cases) including, without limitation, (a) failure to pay (with no grace period for the nonpayment of principal); (b) defaults under other documents executed and delivered in connection with the Credit Facility Agreement; (c) bankruptcy or the commencement of insolvency proceedings, including the appointment of a receiver; (d) changes of control; and (e) failure to perform or observe covenants contained in the Credit Facility Agreement or related documents. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable. An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company will automatically cause the acceleration of payment of the unpaid principal and accrued interest of all outstanding loans.

6.	Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of September 30, 2013 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$92,168	$72	$(1)	$92,239
Corporate debt securities	103,581	179	(104)	103,656

Total	$195,749	$251	$(105)	$195,895

Investments in marketable securities as of December 31, 2012 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$77,823	$48	$(1)	$77,870
Corporate debt securities	47,933	1,068	(20)	48,981
	125,756	1,116	(21)	126,851
Available-for-sale – long-term:
Auction rate securities	820	2,301	(2)	3,119
	820	2,301	(2)	3,119

Total	$126,576	$3,417	$(23)	$129,970

As of September 30, 2013 and December 31, 2012, our available-for-sale securities had a weighted remaining contractual maturity of 1.47 and 1.36 years, respectively. For the three and nine months ended September 30, 2013, gross realized gains were $1.1 million and $4.2 million, respectively, and gross realized losses were not significant for these periods. For the three and nine months ended September 30, 2012, gross realized gains were $545,000 and $1.1 million, respectively, and gross realized losses were not significant for these periods.

 IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

The amortized cost and fair value of our investments at September 30, 2013, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$64,086	$64,135
Due within 1-2 years	71,985	72,098
Due within 2-5 years	58,818	58,802
Due after 5 years	860	860
Total	$195,749	$195,895

 Accounts receivable, net

Accounts receivable, net included an allowance for doubtful accounts of $1.2 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively.

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2013	2012

Raw materials	$2,798	$4,530
Work in process	15,439	14,144
Finished goods	21,334	18,546
	$39,571	$37,220

Accrued expenses and other

As of September 30, 2013 and December 31, 2012, accrued vacation totaled $8.1 million and $7.6 million, respectively.

 IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Goodwill and Other Intangible Assets

The following table presents the 2012 and 2013 activity for our goodwill (in thousands):

Balance at January 1, 2012:	$66,429
Acquisition of Anue	91,376
Acquisition of BreakingPoint	102,652
Balance at December 31, 2012:	$260,457
Purchase price allocation adjustment for Anue	(367)
Purchase price allocation adjustment for BreakingPoint	(322)
Balance at September 30, 2013	$259,768

We have not had any historical goodwill impairment charges.

The following table presents our purchased intangible assets (in thousands) as of September 30, 2013:

	Weighted Average
	Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.4	$141,215	$(83,089)	$58,126
Customer relationships	6.0	70,376	(26,963)	43,413
Service agreements	5.7	22,700	(8,262)	14,438
Non-compete agreements	4.2	5,700	(2,551)	3,149
Trademark	5.3	8,976	(3,357)	5,619
Other	4.0	4,096	(1,411)	2,685
		$253,063	$(125,633)	$127,430

The following table presents our purchased intangible assets (in thousands) as of December 31, 2012:

	Weighted Average
	Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.4	$141,215	$(66,704)	$74,511
Customer relationships	6.0	70,376	(18,289)	52,087
Service agreements	5.7	22,700	(5,272)	17,428
Non-compete agreements	4.2	5,700	(1,520)	4,180
Trademark	5.3	8,976	(2,333)	6,643
Other	3.8	3,416	(1,262)	2,154
		$252,383	$(95,380)	$157,003

 IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

The estimated future amortization expense of purchased intangible assets as of September 30, 2013 is as follows (in thousands):

2013	$9,614
2014	33,932
2015	29,287
2016	25,961
2017	18,933
Thereafter	9,703
$127,430

8.	Shareholders’ Equity

Accumulated Other Comprehensive Income

We sold available-for-sale securities in the three and nine months ended September 30, 2013 which resulted in a gross reclassification from accumulated other comprehensive income for realized gains of $1.1 million and $4.2 million, respectively, which were included within our interest income and other, net line item on our condensed consolidated statements of operations. These realized gains, along with the related tax impact for the three and nine months ended September 30, 2013 of $409,000 and $1.6 million, respectively, were reclassified from accumulated other comprehensive income. Prior to the reclassification for the sale of available-for-sale securities, noted above, we had a net unrealized gain arising during the periods of $514,000 and $1.1 million for the three and nine months ended September 30, 2013, respectively. The tax impact for these unrealized gains and losses was a benefit of $200,000 and $437,000 for the three and nine months ended September 30, 2013, respectively.

Stock Award Plans

In June 2013, our shareholders approved our Second Amended and Restated Ixia 2008 Equity Incentive Plan (the “Plan”), which resulted in amendments to our Amended and Restated Ixia 2008 Equity Incentive Plan, as amended. The amendments include the following:

●

Increase in Share Reserve. Increased the total number of shares of our common stock available for future grants by 9.8 million shares for a total of 29.0 million shares of our common stock authorized and reserved over the term of the Plan, of which 13.3 million shares were available for future grant as of June 2013.

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

 IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Plan also provides for the following:

●

Shares Not Available for Awards. None of the following will be added to the shares available for awards under the Plan: (i) shares tendered by a participant or withheld by us in payment of the exercise price of an option, or to satisfy any tax withholding obligation with respect to options, and (ii) shares reacquired by us on the open market using cash proceeds from the exercise of options.

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

Share Cancellation

Certain of the Company’s performance-based equity awards include a forfeiture provision that provides for the forfeiture of the unvested portion of such equity awards in the event that the Company concludes that it is required to restate its previously issued financial statements to reflect a less favorable financial condition and/or less favorable results of operations. On April 2, 2013, the Company concluded to restate certain previously issued unaudited condensed consolidated financial statements, and, due to such forfeiture provisions, we have for accounting purposes deemed such equity awards to have been automatically forfeited and subsequently re-granted. As a result, we recorded a reversal of stock-based compensation expenses for the deemed cancellation of $4.0 million for the quarter ended June 30, 2013 and additional stock-based compensation expenses for the deemed re-grant of $394,000 and $3.2 million for the three and nine months ended September 30, 2013, respectively.

Employee Stock Purchase Plan

In May 2013, the number of shares authorized and reserved for issuance under our 2010 Employee Stock Purchase Plan, as amended (the "Purchase Plan") was increased by an additional 500,000 shares pursuant to the automatic annual increase provision of the Purchase Plan. In June 2013, our shareholders approved a 2,000,000-share increase in the number of shares of our common stock authorized and reserved for issuance under the Purchase Plan.

 IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Basic presentation:
Numerator for basic earnings per share:
Net income	$4,102	$10,944	$14,939	$41,807
Denominator for basic earnings per share:
Weighted average common shares outstanding	76,028	72,805	75,476	71,659

Basic earnings per share	$0.05	$0.15	$0.20	$0.58

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$4,102	$10,944	$14,939	$41,807
Interest expense on convertible senior notes, net of tax	—	1,100	—	3,299
Net income used for diluted earnings per share	$4,102	$12,044	$14,939	$45,106

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	76,028	72,805	75,476	71,659
Effect of dilutive securities:
Stock options and other share-based awards	1,513	1,975	1,665	2,112
Convertible senior notes	—	10,290	—	10,290
Dilutive potential common shares	77,541	85,070	77,141	84,061

Diluted earnings per share	$0.05	$0.14	$0.19	$0.54

The diluted earnings per share computations for the three and nine months ended September 30, 2013 exclude (i) the weighted average number of shares underlying our outstanding 3.00% Notes due December 15, 2015 of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 2.7 million shares and 2.2 million shares, respectively, which were anti-dilutive because, in general, the exercise prices (if any) of these awards exceeded the average closing sales price per share of our common stock during the applicable period.

The diluted earnings per share computations for the three and nine months ended September 30, 2012 exclude the weighted average number of shares underlying our employee stock options and other share-based awards of 2.2 million shares and 1.8 million shares, respectively, which were anti-dilutive because, in general, the exercise prices of these awards exceeded the average closing sales price per share of our common stock during the applicable period.

 IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.	Concentrations

Significant Customers

The following customers accounted for more than 10% of total revenue for the three and nine months ended September 30, 2013 and the three months ended September 30, 2012, in the case of Customer A, and for the three and nine months ended September 30, 2013 and 2012 in the case of Customer B:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Customer A	13.4%	11.1%	15.9%	*

Customer B	11.7%	13.1%	10.8%	14.9%

* Less than 10%

As of September 30, 2013 and December 31, 2012, the percentage of total receivables for Customers A and B above were as follows:

	September 30, 2013	December 31, 2012

Customer A	14.3%	*

Customer B	12.2%	*

International Data

For the three and nine months ended September 30, 2013 and 2012, the percentage of total international revenues based on customer location consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

International revenues	36.8%	37.6%	36.2%	43.2%

* Less than 10%

 IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Within international revenues disclosed above, the percentage of total revenues from product shipments to Japan for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Japan	*	*	*	11.7%

* Less than 10%

11.	Fair Value Measurements

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

Financial assets carried at fair value as of September 30, 2013 and December 31, 2012 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2013				December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,380	$1,380	$—	$—	$185	$185	$—	$—
Corporate debt securities	27,991	—	27,991	—	—	—	—	—
Short-term investments:
U.S. Treasury, government and agency debt securities	92,239	—	92,239	—	77,870	—	77,870	—
Corporate debt securities	103,656	—	103,656	—	48,981	—	48,981	—
Long-term investments:
Auction rate securities	—	—	—	—	3,119	—	—	3,119
Total financial assets	$225,266	$1,380	$223,886	$—	$130,155	$185	$126,851	$3,119

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

During the third quarter of 2013, we sold an auction rate security that was classified as a Level 3 financial asset.  This auction rate security was sold for par value of $0.4 million. During the nine months ended September 30, 2013, we sold auction rate securities that were classified as level 3 financial assets. These auction rate securities had par values of $4.4 million and the sales resulted in realized gain of $2.9 million (included within our Interest income and other, net line item on our condensed consolidated statements of operations.)

There were no transfers of assets between levels within the fair value hierarchy for the three and nine-month periods ended September 30, 2013.

The following table summarizes the activity for the three and nine months ended September 30, 2013 and 2012 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Beginning balance	$370	$2,835	$3,119	$2,774
Unrealized (loss) gain reclassified from/recorded in other comprehensive income	(1)	307	(2,299)	368
Realized gain recorded in earnings	1	—	2,870	—
Sales	(370)	—	(3,690)	—
Ending balance	$—	$3,142	$—	$3,142

There were no Level 3 assets held at September 30, 2013.

12.	Commitments and Contingencies

Litigation

On June 15, 2012, Catapult, our wholly owned subsidiary, issued a demand for indemnification to Tekelec pursuant to the Asset Purchase Agreement between Tekelec and Catapult dated July 15, 2002 (the “APA”) under which Catapult had succeeded to Tekelec’s relationship with Tucana, when they became a distributor of Catapult due to that succession.  Catapult demanded indemnification for the full amount of Catapult’s costs, including attorneys’ fees and expenses, incurred in defending against and resolving Tucana’s claims.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Securities Class Action

On November 14, 2013, a purported securities class action complaint captioned Felix Santore v. Ixia, Victor Alston, Atul Bhatnagar, Thomas B. Miller, and Errol Ginsberg was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from April 10, 2010 through October 14, 2013. The complaint alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the”Exchange Act”), by making materially false and misleading statements concerning the Company’s recognition of revenues related to its warranty and software maintenance contracts and the academic credentials and employment history of the Company’s former President and Chief Executive Officer. The complaint also alleges that the defendants made false and misleading statements, and failed to make certain disclosures, regarding the Company’s business, operations and prospects, including regarding the financial statements and internal financial controls that were the subject of the April 2013 restatement of certain of our prior period financial statements and regarding the academic credentials and employment history of our former President and Chief Executive Officer. The complaint alleges that the Company lacked adequate internal financial controls and issued materially false and misleading financial statements for fiscal years ended December 31, 2010 and 2011, and the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. The complaint, which purports to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b5 promulgated thereunder, seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

On January 14, 2014, four sets of plaintiffs filed motions for appointment of counsel and appointment of lead plaintiff. Those sets of plaintiffs were: (i) Shawn McGrory, (ii) Rob Giampietro and Sunandra Krishna, (iii) Oklahoma Firefighters Pension & Retirement System and Oklahoma Law Enforcement Retirement System (collectively the “Oklahoma Group”), and (iv) District No. 9, I.A. of M.&A.W. Pension Trust. On March 24, 2014, the court issued a minute order appointing the Oklahoma Group as lead Plaintiff and appointing the Oklahoma Group’s selection of Grant & Eisenhofer P.A. as lead counsel.

On April 11, 2014, the Company, along with the other named defendants and the Oklahoma Group, stipulated that the Oklahoma Group could have 30 days to file an amended complaint and that the defendants would have 30 days to move, answer or otherwise respond to the amended complaint after its filing. On May 5, 2014, the Court issued an order approving the stipulation. That order required that the Oklahoma Group’s first amended complaint be filed on or before June 11, 2014, and that the Company’s and the other defendants’ responsive motion or pleading be filed within 30 days thereafter.

On June 11, 2014, the Oklahoma Group filed an amended complaint, asserting claims against the same defendants under the same legal theories as were set forth in the initial complaint. The amended complaint also contains allegations that certain of the individual defendants increased their trading in the Company’s stock during February, March and May of 2011 and during February and March of 2013, and that the defendants sought to inflate the Company’s reported deferred revenues during the relevant period. The amended complaint purports to be brought on behalf of purchasers of the Company’s securities from February 4, 2011 through April 3, 2014. Although the Company denies the material allegations of the complaint and intends to vigorously pursue its defenses, we are in the very early stages of this litigation, and are unable to predict the outcome of the case or to estimate the amount of or potential range of loss with respect to this complaint. However, the ultimate disposition of the case could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Shareholder Derivative Actions

Two derivative actions by purported shareholders of the Company, which were recently consolidated into one action, are pending in the U.S. District Court for the Central District of California. The lawsuits are captioned (i) Erie County Employees' Retirement System, Derivatively on Behalf of Nominal Defendant IXIA v. Victor Alston, Errol Ginsberg, Laurent Asscher, Jonathan Fram, Gail Hamilton, Jon Rager, Atul Bhatnagar, and Thomas B. Miller, defendants, and Ixia, nominal defendant and (ii) Colleen Witmer, derivatively on behalf of Ixia v. Victor Alston, Atul Bhatnagar, Thomas B. Miller, Errol Ginsberg, Jonathan Fram, Laurent Asscher, Gail Hamilton, Jon F. Rager, Christopher Lee Williams, Alan Grahame, Raymond De Graaf, Walker H. Colston II, and Ronald W. Buckly, defendants, and Ixia, nominal defendant . The Erie County and Witmer cases were previously filed in the Superior Court of the State of California in January 2014 and February 2014, respectively, but were subsequently dismissed and thereafter refiled in the U.S. District Court in May 2014.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Both plaintiffs have entered into a stipulation with the Company and the individual defendants providing for consolidation of the two actions. Under that stipulation, which has been approved by the court, the plaintiffs have until June 27, 2014 to file a consolidated complaint.

The Erie County complaint alleges that the defendants breached their fiduciary duties to the Company by disseminating false and misleading statements concerning the Company’s internal controls and financial results during fiscal years 2010 through 2013, including issuing false and misleading statements in press releases, filings of Quarterly Reports on Form 10Q and Annual Reports on Form 10K, and conference calls. The complaint seeks an unspecified amount of monetary damages on behalf of the Company from the defendants. The Witmer complaint alleges against all or, depending on the allegation, certain defendants, breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment and violations of California statutory provisions. The complaint includes allegations regarding our former President and Chief Executive Officer, Vic Alston, our financial statements and our internal financial controls that are similar to the allegations in the purported class action lawsuit described above. The complaint also includes allegations that in February 2013 and March 2013, certain defendants made “illicit insider sales” of the Company’s securities while allegedly in possession of material adverse nonpublic information. The complaint seeks an unspecified amount of monetary damages, modification of our corporate governance policies, disgorgement of profits, benefits and compensation, attorneys’ fees and costs, expenses incurred in prosecuting the action, and other relief.

The Company, on whose behalf the derivative action claims have purportedly been brought, intends to move to dismiss the consolidated complaint (once it has been filed) on the grounds that the derivative plaintiffs did not file the claims in accordance with applicable laws governing the filing of derivative actions. As we are in the very early stages of this litigation, we are unable to predict the outcome of the litigation or to estimate the amount of or potential range of loss with respect to the consolidated complaint.

13.                   Income Taxes

As of September 30, 2013 and December 31, 2012, current deferred tax assets totaled $22.7 million and $24.2 million, respectively, and were included within the Prepaid Expenses & Other Current Assets line item on our condensed consolidated balance sheets.

14.	Restatement

In our 2012 Form 10-K, we restated, among other previously issued financial statements, our unaudited consolidated financial statements for the three and nine months ended September 30, 2012 to reflect certain corrections in the manner in which we recognize revenue related to our warranty and software maintenance contracts, including a previous implied warranty and software maintenance arrangement with one of our customers. Specifically, we made the following two corrections to our revenue recognition practices to properly report revenue in prior periods:

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

●

Implied Arrangement Error - We now cease to defer revenue for any implied warranty and software maintenance arrangement upon the receipt from the applicable customer of the first substantive contract for extended warranty and software maintenance services, and we will recognize the applicable previously deferred revenue related to the implied arrangement, provided all other revenue recognition criteria have been met. Our historical practice was to continue to defer revenue for implied warranty and software maintenance arrangements (despite the receipt of an initial substantive extended warranty and software maintenance contract) until we could establish a pattern that we were able to enforce our warranty and software maintenance contracts as evidenced by, among other items, (i) the consistent receipt of extended renewal orders from the specific customer for warranty and software maintenance services and (ii) senior management’s assertion that warranty and software maintenance services would not be provided to the customer if existing contracts were canceled or were not renewed.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2012 changes in our revenue recognition practices resulted in movements of revenue between accounting periods, and did not have any impact on the total revenue to be recognized over the life of a warranty and software maintenance contract or arrangement, although the timing of the recognition of such revenue commences earlier and ends earlier than would be the case under our previously used accounting treatment.

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (this “Form 10-Q”) reflects the impact of the prior restatement on the applicable unaudited quarterly financial information for the three and nine months ended September 30, 2012. Our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 has not been and will not be amended.

Certain line items included in this Form 10-Q have been restated to reflect the corrections of the above errors, which impact revenues from products, revenues from services and deferred revenues (current and non-current). All other adjustments relate to the applicable income tax effects of these errors. The following tables reconcile the amounts as originally reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 to the corresponding amounts as restated and included in Note 15, Restatement, in our 2012 Form 10-K and as reported herein.

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

 Restated consolidated statement of operations amounts

	For the Three Months Ended
	September 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$460	$—
	88,656	460	89,116

Services
Accounting practice error	—	351	—
Implied arrangement error	—	242	—
	20,896	593	21,489

Total revenues	109,552	1,053	110,605
Income from operations	2,488	1,053	3,541
Income before income taxes	1,616	1,053	2,669
Income tax benefit	(9,785)	1,510	(8,275)
Net income	11,401	(457)	10,944
Earnings per share:
Basic	$0.16	$(0.01)	$0.15
Diluted	$0.15	$(0.01)	$0.14

	For the Nine Months Ended
	September 30, 2012
	As Previously Reported	Restated Adjustments	Restated
	(in thousands, except per share data)
Revenues:
Products
Implied arrangement error	$—	$(1,626)	$—
	233,637	(1,626)	232,011

Services
Accounting practice error	—	1,379	—
Implied arrangement error	—	674	—
	53,901	2,053	55,954

Total revenues	287,538	427	287,965
Income from operations	17,879	427	18,306
Income before income taxes	14,119	427	14,546
Income tax benefit	(28,514)	1,253	(27,261)
Net income	42,633	(826)	41,807
Earnings per share:
Basic	$0.59	$(0.01)	$0.58
Diluted	$0.55	$(0.01)	$0.54

IXIA

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restated consolidated statements of comprehensive income amounts

	For the Three Months Ended September 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$11,401	$(457)	$10,944
Comprehensive income	$11,904	$(457)	$11,447

	For the Nine Months Ended September 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$42,633	$(826)	$41,807
Comprehensive income	$43,430	$(826)	$42,604

Restated consolidated statements of cash flows amounts

The correction of the errors described above did not impact our total cash flows from operating activities, investing activities or financing activities within our consolidated statements of cash flows, but did result in corrections of the following line items within cash flows from operating activities:

	For the Nine Months Ended September 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
	(in thousands)

Net income	$42,633	$(826)	$41,807
Deferred income taxes	(36,361)	524	(35,837)
Accrued expenses and other	9,861	729	10,590
Deferred revenues	12,349	(427)	11,922
Net cash provided by operating activities	$58,259	$—	$58,259

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (this “Form 10-Q”) and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Restatement of Previously Issued Financial Statements. As discussed further in Note 14 of the Notes to the condensed consolidated financial statements contained in this Form 10-Q, we restated our unaudited quarterly condensed consolidated financial statements for the three and nine months ended September 30, 2012.  There have been no revisions to the previously presented restated unaudited quarterly condensed consolidated financial information for the three and nine months ended September 30, 2012 that were disclosed in Note 15, Restatement, in our 2012 Form 10-K and as reported herein. The following discussion has been updated to reflect the effects of the restatement.

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

During the 2013 third quarter, our cash, cash equivalents and investments in the aggregate increased by $19.2 million to $253.3 million from the $234.1 million reported three months earlier at June 30, 2013, and by $75.8 million from the $177.5 million reported nine months earlier at December 31, 2012. Total revenues increased 2.3% to $113.2 million during the 2013 third quarter from $110.6 million during the 2012 third quarter, and were esentially flat when compared to the $112.0 million of total revenues reported in the 2013 second quarter. While we remain confident in our competitive position and our opportunities for long-term growth, we believe that there continue to be some concerns that are creating uncertainty in the market, such as the capital spending plans of large service providers and equipment manufacturers. This uncertainty may adversely impact our sales, results of operations and financial position over the near term.

Net Optics, Inc. On October 29, 2013, we entered into an Agreement and Plan of Merger to acquire all of the outstanding shares of capital stock and all other equity interests of Net Optics, Inc. (“Net Optics”) for a total estimated cash consideration of approximately $193.8 million, subject to adjustment based on Net Optics’ net working capital, cash and indebtedness as of the closing date. Net Optics is a leading provider of total application and network visibility solutions that deliver real-time network intelligence. On December 5, 2013, we completed our acquisition of all of the outstanding shares of capital stock and all other equity interests of Net Optics. The aggregate cash consideration paid totaled $193.8 million, or $191.0 million net of Net Optics’ existing cash and cash equivalents balances at the time of the acquisition. The acquisition was funded from our existing cash and proceeds from the sale of investments. Net Optics is a leading provider of total application and network visibility solutions. The acquisition of Net Optics solidifies our position as a market leader with a comprehensive product offering including network packet brokers, comprehensive physical and virtual taps and application aware capabilities.

Acquisition of BreakingPoint Systems, Inc. On August 24, 2012, we completed our acquisition of all of the outstanding shares of capital stock of BreakingPoint Systems, Inc. (“BreakingPoint”). The aggregate cash consideration paid totaled $163.7 million, or $150.3 million net of BreakingPoint’s cash and cash equivalents balances at the time of the acquisition. The acquisition was funded from our existing cash and sale of investments. BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage BreakingPoint’s existing sales channels and assembled workforce, including its experienced product development and sales teams. The results of operations of BreakingPoint have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q for additional information regarding the BreakingPoint acquisition.

Acquisition of Anue Systems, Inc. On June 1, 2012, we completed our acquisition of all of the outstanding shares of capital stock and other equity interests of Anue Systems, Inc. (“Anue”). The aggregate consideration paid totaled $152.4 million, or $148.7 million net of Anue’s cash and cash equivalent balances at the time of the acquisition. The acquisition was funded from our existing cash and sale of investments. Anue provides solutions to monitor and test complex networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we expect to leverage Anue’s existing sales channels and assembled workforce, including its experienced product development team. The results of operations of Anue have been included in our condensed consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q for additional information regarding the Anue acquisition.

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

Sales to AT&T were approximately $15.1 million, or 13.4%, and $55.3 million, or 15.9%, of our total revenues for the three and nine months ended September 30, 2013, respectively, and $12.3 million, or 11.1%, and $15.2 million, or 5.3%, of our total revenues for the three and nine months ended September 30, 2012, respectively. Sales to Cisco Systems were approximately $13.2 million, or 11.7%, and $37.6 million, or 10.8%, of our total revenues for the three and nine months ended September 30, 2013, respectively, and $14.5 million, or 13.1%, and $42.9 million, or 14.9%, of our total revenues for the three and nine months ended September 30, 2012, respectively. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers for the foreseeable future, we expect to continue to see some declines in revenues from such customers as a percentage of total revenues as we continue to sell our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2012 acquisitions of Anue and BreakingPoint (the “2012 Acquisitions”) will continue to further diversify our customer base. However, in 2013 our concentration in top two customers actually increased over 2012.

From a geographic perspective, we generated revenues from shipments to international locations of $41.7 million, or 36.8%, and $125.4 million, or 36.2%, of our total revenues for the three and nine months ended September 30, 2013, respectively, and $41.6 million, or 37.6%, and $124.5 million, or 43.2%, of our total revenues for the three and nine months ended September 30, 2012, respectively. The decline in the percentage of our revenue from shipments to international locations was primarily due to our 2012 Acquisitions, which have a higher concentration of revenue from customers in the United States. Over the next 12 months, we expect to continue to leverage and expand our international sales force to sell our Anue and BreakingPoint products to a larger global customer base, and as a result, we expect to increase our percentage of revenues from shipments to international locations.

Stock-Based Compensation. For the three and nine months ended September 30, 2013, stock-based compensation expense was $5.6 million and $17.0 million, respectively. For the three and nine months ended September 30, 2012, stock-based compensation expense was $4.2 million and $12.0 million, respectively. The increase in stock-based compensation expense in the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to (i) the incremental impact of the share-based awards granted to the Anue and BreakingPoint employees related to our 2012 Acquisitions and (ii) an increase in the number of participants in our employee stock purchase plan. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2013 through 2017 related to unvested share-based awards as of September 30, 2013 was approximately $24.8 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations, technical support and professional service personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and the cost of extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology and trade names related to our acquisitions of certain businesses, product lines and purchased technologies of $6.4 million and $19.4 million for the three and nine months ended September 30, 2013, respectively, and $7.0 million and $13.3 million for the three and nine months ended September 30, 2012, respectively, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related costs and restructuring expenses discussed below, to increase modestly for the remainder of 2013 due primarily to the expansion of our sales force.

●

Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period costs of our products used for internal purposes.

●

Sales and marketing expenses consist primarily of compensation and related costs, including commission expenses, for personnel engaged in direct sales, sales support and marketing functions, as well as promotional and advertising expenditures. We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers.

●

General and administrative expenses consist primarily of salaries and related expenses for certain executive, finance, legal, human resources, information technology and administrative personnel, as well as professional fees (e.g., legal and accounting), facility costs related to our corporate headquarters, insurance costs and other general corporate expenses.

●

Amortization of intangible assets consists of the recognition of the purchase price of various intangible assets over their estimated useful lives. We evaluate our identifiable definite-lived intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate that a potential impairment may exist. In the period that impairment circumstances occur, an impairment charge would be determined if the carrying value of the intangible asset exceeds its undiscounted cash flows and the impairment loss would be recorded to the extent that the carrying value exceeds its estimated fair value. We also evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value. The future amortization expense of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies or product lines or are required to record impairment charges related to our acquired intangible assets.

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

Interest Expense consists of interest due to the holders of our 3.00% Notes due on December 15, 2015 issued in December 2010 and interest expense and fees pertaining to our credit facility established in December 2012, as well as the amortization of the associated debt issuance costs. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

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

Our effective tax rate differs from the federal statutory rate of 35% due primarily to benefits associated with the differential in tax rates for certain foreign operations, state taxes and significant permanent differences. Significant permanent differences arise primarily due to certain stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions. Federal research credits were not available to be recorded in our 2012 financial statements. During the 2013 first quarter, the federal research credit was retroactively renewed for 2012, and such benefits were recorded at that time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements included in this Form 10-Q which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for excess and obsolete inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets, goodwill and marketable securities, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates have significantly changed since the filing of our 2012 Form 10-K. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated and reflects the impact of the restatement of the prior period consolidated financial statements as described in “Restatement of Previously Issued Financial Statements” above and in Note 14 of the Notes to the condensed consolidated financial statements included herein:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues:
Products	73.4%	80.6%	75.7%	80.6%
Services	26.6	19.4	24.3	19.4
Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues – products (2)	18.0	18.5	18.1	17.2
Cost of revenues - services	3.7	2.5	3.0	2.6
Research and development	26.0	23.3	25.4	24.0
Sales and marketing	28.6	27.7	29.0	27.7
General and administrative	10.5	10.0	10.2	11.7
Amortization of intangible assets	8.9	9.0	8.7	6.7
Acquisition and other related	0.6	3.9	0.9	3.0
Restructuring	—	1.9	0.0	0.7
Total costs and operating expenses	96.3	96.8	95.3	93.6

Income from operations	3.7	3.2	4.7	6.4
Interest income and other, net	1.8	0.8	1.6	0.5
Interest expense	(1.7)	(1.6)	(1.7)	(1.9)
Income before income taxes	3.8	2.4	4.6	5.0
Income tax expense (benefit)	0.1	(7.5)	0.2	(9.5)
Net income	3.7%	9.9%	4.4%	14.5%

(1) Stock-based compensation included in:
Cost of revenues - products	0.1%	0.1%	0.1%	0.1%
Cost of revenues - services	0.0	0.0	0.0	0.0
Research and development	1.8	1.2	1.7	1.2
Sales and marketing	1.5	0.9	1.5	1.0
General and administrative	1.5	1.5	1.4	1.8

(2) Cost of revenues – products excludes amortization of intangible assets, related purchased technologies of $6.4 million and $19.4 million for the three and nine months ended September 30, 2013, respectively, and $7.0 million and $13.3 million for the three and nine months ended September 30, 2012, respectively, which is included in Amortization of intangible assets.

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

As a result of our acquisitions of Anue on June 1, 2012 and BreakingPoint on August 24, 2012 (the “2012 Acquisitions”), our 2013 and 2012 consolidated results of operations include the financial results of these acquisitions from their respective acquisition dates. To assist the readers of our financial statements in reviewing our year-over-year consolidated operating results, we have estimated the impacts of these acquisitions for the applicable periods in the related statement of operations sections below.

Revenues. In the third quarter of 2013, total revenues increased 2.3% to $113.2 million from the $110.6 million recorded in the third quarter of 2012. The year-over-year increase was primarily due to the impact of our 2012 Acquisitions. The third quarters of 2013 and 2012 included revenues of $34.4 million and $20.8 million, respectively, related to the 2012 Acquisitions. Excluding the revenues from our 2012 Acquisitions, revenues decreased by $11.1 million, or 12.4%, to $78.7 million in the third quarter of 2013 as compared to the same period in 2012 primarily due to a $7.1 million decrease in shipments of our hardware products (primarily our core network test Gigabit and 10 Gigabit Ethernet interface cards), partially offset by an increase in shipments of our 40/100 Gigabit Ethernet interface cards.

In the first nine months of 2013, total revenues increased 20.4% to $346.6 million from $288.0 million recorded in the same period of 2012. The year-over-year increase was primarily due to the impact of our 2012 Acquisitions. The first nine months of 2013 and 2012 included revenues of $105.4 million and $24.7 million, respectively, related to the 2012 Acquisitions. Excluding the revenues from our 2012 Acquisitions, revenues decreased by $22.1 million, or 8.4%, to $241.2 million in the first nine months of 2013 as compared to the same period in 2012 primarily due to a $15.8 million decrease in shipments of our hardware products (primarily our core network test Gigabit and 10 Gigabit Ethernet interface cards), partially offset by an increase in shipments of our 40/100 Gigabit Ethernet interface cards.

Cost of Revenues.  As a percentage of total revenues, our total cost of revenues increased to 21.7% in the third quarter of 2013 from 21.0% in the third quarter of 2012. As a percentage of total revenues, our total cost of revenues increased to 21.1% in the first nine months of 2013 from 19.8% in the first nine months of 2012. These increases in cost of revenues as a percentage of total revenues were due, in part, to higher royalty expenses on certain of our network test products in the 2013 periods.  The increase in our total cost of revenues as a percentage of total revenues in the first nine months of 2013 when compared to the same period in 2012 was also due, in part, to lower sales prices on certain of our Ethernet interface cards in 2013 when compared to such sales prices for the same period in 2012, without a corresponding reduction in the materials costs of the interface cards.

Research and Development Expenses. In the third quarter of 2013, research and development expenses increased 14.1% to $29.4 million from $25.8 million in the third quarter of 2012. As a result of our 2012 Acquisitions, our research and development expenditures in the third quarters of 2013 and 2012 included approximately $7.8 million and $4.6 million, respectively, related to the research and development activities of Anue and BreakingPoint. Excluding the incremental research and development costs related to the 2012 Acquisitions, research and development expenses in the third quarter of 2013 were $21.6 million compared to $21.2 million in the third quarter of 2012.

Research and development expenses for the first nine months of 2013 increased 27.5% to $88.2 million from $69.2 million in the same period of 2012. Excluding the incremental research and development costs related to the 2012 Acquisitions (i.e., $22.2 million and $5.5 million in the first nine months of 2013 and 2012, respectively), our research and development expenses were $66.0 million in the first nine months of 2013 compared to $63.7 million in the same period of 2012. This increase was primarily due to an increase in stock-based compensation expense of $2.5 million, partially offset by a decrease in compensation and other related costs of $1.1 million. The net decrease in compensation and related employee costs was primarily due to lower bonus expense as we expect our 2013 performance to be below our applicable company-wide annual objectives and targets.

Sales and Marketing Expenses. In the third quarter of 2013, sales and marketing expenses increased 5.7% to $32.4 million from $30.6 million in the third quarter of 2012. As a result of our 2012 Acquisitions, our sales and marketing expenditures in the third quarters of 2013 and 2012 included approximately $8.6 million and $6.8 million, respectively, related to the sales and marketing activities of Anue and BreakingPoint. Excluding the incremental sales and marketing costs related to the 2012 Acquisitions, sales and marketing expenses in the third quarter of 2013 were $23.7 million compared to $23.8 million in the third quarter of 2012. This decrease was primarily due to a decrease in compensation and other related costs of $883,000, principally due to lower commissions expense, partially offset by an increase in marketing events and activities related costs (e.g., trade shows) of $718,000.

Sales and marketing expenses for the first nine months of 2013 increased 25.8% to $100.4 million from $79.8 million in the same period of 2012. Excluding the incremental sales and marketing costs related to the 2012 Acquisitions of $26.6 million and $8.2 million in the first nine months of 2013 and 2012, respectively, sales and marketing expenses in the first nine months of 2013 were $73.7 million compared to $71.6 million in the same period of 2012. This increase was primarily due to an increase in stock-based compensation expense of $2.4 million and an increase in marketing events and activities related costs (e.g., trade shows) of $2.0 million, partially offset by a decrease in compensation and other related costs of $1.7 million (principally due to lower commissions expense).

General and Administrative Expenses. In the third quarter of 2013, general and administrative expenses increased 7.9% to $11.9 million from $11.1 million in the third quarter of 2012. As a result of our 2012 Acquisitions, our general and administrative expenses in the third quarters of 2013 and 2012 included approximately $811,000 and $1.1 million, respectively, related to the general and administrative activities of Anue and BreakingPoint.  Excluding the incremental general and administrative costs related to the 2012 Acquisitions, general and administrative expenses in the third quarter of 2013 were $11.1 million compared to $10.0 million in the third quarter of 2012. This increase was primarily due to an increase in professional services fees (e.g., accounting and legal services) of $485,000 and an increase in compensation and other related costs of $338,000. The increase in compensation and other related costs was primarily due to an increase in general and administrative headcount.

For the first nine months of 2013, general and administrative expenses increased 5.4% to $35.5 million from $33.7 million in the same period of 2012. Our general and administrative expenditures in the first nine months of 2013 included $2.5 million of costs related to the general and administrative activities of Anue and BreakingPoint and $1.0 million of costs incurred related to the restatement of certain of our previously filed financial statements, partially offset by $1.2 million of proceeds from the settlement of a legal matter in the first quarter of 2013. Our general and administrative expenditures in the first nine months of 2012 included one-time charges of $1.7 million related to severance paid in connection with the departure (in 2012) of our former CEO, $401,000 incurred in the second quarter of 2012 to settle a legal matter, and $1.4 million related to the 2012 Acquisitions. Excluding these one-time items and the incremental general and administrative costs related to the 2012 Acquisitions, general and administrative expenses in the first nine months of 2013 were $33.1 million compared to $30.2 million in the first nine months of 2012. This increase was primarily due to an increase in professional services fees (e.g., accounting and legal services) of $1.2 million and an increase in compensation and other related costs of $1.0 million, partially offset by a decrease in stock-based compensation expense of $126,000. The increase in compensation and other related costs was primarily due to an increase in general and administrative headcount.

Amortization of Intangible Assets. In the third quarter of 2013, amortization of intangible assets increased to $10.1 million from $10.0 million in the third quarter of 2012. In the first nine months of 2013, amortization of intangible assets increased to $30.3 million from the $19.4 million recorded in the first nine months of 2012. These increases were primarily due to the incremental amortization of intangibles related to our acquisitions of Anue in June 2012 and BreakingPoint in August 2012.

Acquisition and Other Related Expenses. Acquisition and other related expenses for the three and nine months ended September 30, 2013 were $663,000 and $3.0 million, respectively, and primarily related to our 2012 acquisition of BreakingPoint and our then proposed acquisition of Net Optics. Acquisition and other related expenses for the three and nine months ended September 30, 2012 were $4.3 million and $8.5 million, respectively, and related to our 2012 acquisitions of Anue and BreakingPoint. Acquisition and other related costs primarily consisted of transaction and integration-related costs such as success-based banking fees, professional fees for legal, accounting and tax services, integration-related consulting fees, amortization of deferred compensation payable to certain pre-acquisition employees of BreakingPoint, certain employee, facility and infrastructure costs, and other acquisition-related costs.

Restructuring. Restructuring expenses for the three and nine months ended September 30, 2012 were $2.1 million. There were no restructuring expenses incurred in the third quarter of 2013. Restructuring expenses for the first nine months of 2013 were $58,000. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net. Interest income and other, net increased to $2.0 million in the third quarter of 2013 from the $928,000 recorded in the third quarter of 2012. Interest income and other, net increased to $5.6 million in the first nine months of 2013 from the $1.6 million recorded in the first nine months of 2012. These increases were primarily due to a $2.9 million realized gain recorded during the second quarter of 2013 for the sale of certain of our auction rate securities that were previously written-down and a $1.0 million realized gain recorded during the third quarter of 2013 for the sale of auction rate securities that were previously written-down.

Interest Expense. Interest expense, including the amortization of debt issuance costs, was $1.9 million for the third quarter of 2013 and $1.8 million for the third quarter of 2012. Interest expense, including the amortization of debt issuance costs, was $5.8 million for the first nine months of 2013 and $5.4 million for the first nine months of 2012. Interest expense relates to our convertible senior notes, which were issued in December 2010, as well as to the amortization of deferred issuance costs and commitment fees related to our credit facility which we established in December 2012.

Income Tax. Income tax expense was $123,000, or an effective rate of 2.9%, for the third quarter of 2013 as compared to an income tax benefit of $8.3 million, or an effective rate of (310.0%), for the third quarter of 2012. Income tax expense was $705,000, or an effective rate of 4.5%, for the first nine months of 2013 as compared to an income tax benefit of $27.3 million, or an effective rate of (187.4%), for the first nine months of 2012. The lower effective tax rate for the three and nine months ended September 30, 2012, when compared to the same periods in 2013, was primarily due to the tax benefits realized in the 2012 periods related to the partial reversals of our valuation allowance in the second and third quarters of 2012 resulting from the net deferred tax liabilities recorded as part of the Anue and BreakingPoint Acquisitions. The benefits from these reversals amounted to $22.7 million and $12.1 million in the second and third quarters of 2012, respectively.

The effective tax rate for the third quarter of 2013 is significantly lower than the federal statutory rate primarily due to the release in the quarter of a portion of an unrecognized tax benefit related to our foreign operations in the amount of $2.9 million. The reason was due to the lapse of the statute of limitations.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence. Management has concluded it is more likely than not that all of our U.S. deferred tax assets, with the exception of our deferred tax assets for capital loss carryforwards, will be realized. Any reversal of our valuation allowance will favorably impact our results of operations in the period of the reversal.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, increased to $253.3 million as of September 30, 2013 from $177.5 million as of December 31, 2012, primarily due to $70.1 million in net cash provided by our operating activities and $13.8 million of cash generated from exercises of share-based awards, partially offset by capital expenditures of $10.3 million.

Of our total cash, cash equivalents and short- and long-term investments, $24.2 million and $22.5 million were held outside of the United States in various foreign subsidiaries as of September 30, 2013 and December 31, 2012, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of September 30, 2013.

The following table sets forth our summary cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$70,131	$58,259
Net cash used in investing activities	(75,542)	(72,427)
Net cash provided by financing activities	15,346	22,627

Cash Flows from Operating Activities

Net cash provided by operating activities was $70.1 million in the first nine months of 2013 and $58.3 million in the same period of 2012. The increase in cash flow from operating activities for the nine months ended September 30, 2013, was primarily due to an increase in certain non-cash items, including amortization of intangibles, stock-based compensation and deferred taxes as compared to the same period in 2012. The increase in cash flow generated from operations was also due to a 20.4% year-over-year increase in revenues partially offset by a $3.1 million decrease related to net working capital changes in the first nine months in 2013. The working capital changes were primarily due to an increase in inventory and the timing of payments of accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $75.5 million and $72.4 million for the first nine months of 2013 and 2012, respectively. Excluding marketable securities purchases and proceeds, net cash used in investing activities was $10.6 million and $312.5 million for the first nine months of 2013 and 2012, respectively. The net cash used in the first nine months of 2013 primarily related to capital expenditures. The net cash used in the first nine months of 2012 was primarily due to the acquisitions of Anue and BreakingPoint in the second and third quarters of 2012, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15.3 million and $22.6 million for the first nine months of 2013 and 2012, respectively. This decrease in cash provided by financing activities was primarily due to a $6.8 million decrease in proceeds from the exercises of share-based awards for the first nine months of 2013 as compared to the same period in 2012.

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

We have received extensions from the lenders under the Credit Facility in connection with the delays in the deliveries to the lenders of our financial statements for the quarters ended September 30, 2013, December 31, 2013 and March 31, 2014 and of our audited financial statements for the fiscal year ended December 31, 2013. Upon the filing of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), we will have completed all such deliveries other than with respect to the deliverable for the quarter ended March 31, 2014. An amendment dated June 12, 2014 to the Credit Facility provides an extension through June 27, 2014 for the submission of our condensed consolidated financial information for the first quarter of 2014. Should we fail to complete appropriate remedial action regarding such delayed filing prior to the expiration of such waiver, we will be in default under the Credit Facility and will not be able to effect borrowings thereunder. The lenders may also deem any breach of our covenants under the Indenture governing our Notes to be a breach of the Credit Facility Agreement, which requires that we comply with the provisions of the Indenture. See Note 5 to the condensed consolidated financial statements included herein.

We have received temporary waivers from the lenders in respect of our delayed filings with the SEC to the extent such noncompliance with the Indenture may constitute an event of default under the Credit Facility Agreement.

Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets and the timely filing of our periodic reports with the Commission, and our failure to timely file this Form 10-Q, our 2013 Form 10-K, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 First Quarter Form 10-Q”) with the SEC currently limits our ability to access the capital markets using short-form registration.

Our Notes were issued under an Indenture dated as of December 21, 2010 (the “Indenture”) that includes various default provisions, which, under certain circumstances, could result in the acceleration of our repayment obligations under the Notes and/or an increase for up to 180 days in the overall interest rate charged on the Notes. On approximately May 1, 2014, the trustee under the Indenture provided us with notice that we were in default under the Indenture of our obligation to timely file with the trustee this Form 10-Q, our 2013 Form 10-K and a Current Report on Form 8-K/A relating to our acquisition of Net Optics that was required to be filed with the SEC no later than on February 18, 2014. The trustee’s notice directed us to cure these defaults. If we do not cure the defaults within 60 days after our receipt of the notice and unless we obtain a waiver from the holders of more than 50% in aggregate principal amount of the Notes, an “event of default” will occur under the Indenture. Upon an event of default, we may, and intend to, elect that for the first 180 days thereafter (or such lesser amount of time during which the event of default continues), the sole remedy will be the payment to the holders of the Notes of additional interest at an annual rate equal to 0.50%. If we elect to pay additional interest and the event of default is not cured within 180 days, or if we do not make such an election when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the principal amount of the Notes to be due and payable immediately. In the event that after the date of the filing of this Form 10-Q and our 2013 Form 10-K the trustee or the holders of at least 25% aggregate principal amount of the Notes provide us with notice of and directs us to cure the default under the Indenture that relates to our not having timely filed our 2014 First Quarter Form 10-Q with the trustee, then we will be subject to the 60-day cure period and other consequences discussed above.

The Indenture provides that if our common stock ceases to be listed on the Nasdaq Global Select Market, then any holder of the Notes could require us to repurchase the holder’s Notes in accordance with the terms of the Indenture. In May 2014, The NASDAQ Stock Market LLC (“Nasdaq”) notified us that due to our delay in filing this Form 10-Q, our 2013 Form 10-K and the 2014 First Quarter Form 10-Q, our common stock would be delisted unless we timely requested a hearing before a Nasdaq Listings Qualification Panel (the “Panel”). The Company timely requested such a hearing, which was held on June 12, 2014. At the hearing, the Company presented an updated plan to regain compliance with the Nasdaq requirement that we be timely in the filing of our periodic financial reports with the SEC and requested an extension of time for the filing of our delinquent reports. After filing this Form 10-Q and our 2013 Form 10-K with the SEC, we will continue to be delinquent in the filing of our periodic financial reports with the SEC due to our delay in filing the 2014 First Quarter Form 10-Q. The delisting of our common stock has been stayed until the Panel’s decision regarding our listing status has been issued.

Any acceleration of our repayment obligations or requirement that we pay additional interest under the Notes, or any requirement that we offer to repurchase the Notes, could materially and adversely impact our liquidity.

Safe Harbor Under the Private Securities Litigation Reform Act of 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by that Section. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: anticipated benefits and synergies of our 2012 acquisitions of Anue and BreakingPoint, and our acquisition of Net Optics in December 2013, will not be realized, recent and future changes in management, changes in the global economy, competition, consistency of orders from significant customers, our success in developing and producing new products, our success in developing new sales channels and customers, market acceptance of our products, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our 2012 Form 10-K, in Item 1A, “Risk Factors,” in this Form 10-Q and in our other filings with the Securities and Exchange Commission.

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

Background

As reported in the Current Report on Form 8-K filed by the Company with the SEC on March 5, 2014, on February 26, 2014, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors completed and made its findings with respect to an internal investigation (the “Audit Committee Investigation”) initiated as a result of the resignation on October 24, 2013 of the Company’s former President and Chief Executive Officer, Vic Alston (the “Former CEO”). The Audit Committee Investigation included performing procedures to assess the Company’s recording of financial transactions and the corresponding impact on the Company’s financial reporting. As a result of the investigation and the Company’s own internal accounting review, certain errors in the Company’s revenue recognition practices that affect the timing of the Company’s recognition of revenue were identified, as are described in more detail below under “Material Weaknesses.” The identified errors also resulted in the restatement of our previously issued condensed consolidated financial statements for the first two quarterly periods in the year ended December 31, 2013.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Acting Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of September 30, 2013), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the Commission under the Exchange Act. Based upon that evaluation, our Acting Chief Executive Officer and our Acting Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2013, were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and our Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of September 30, 2013 and the material weaknesses in our internal control over financial reporting as of that date as described below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013 because of certain material weaknesses in our internal control over financial reporting as of September 30, 2013 as follows:

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

The control deficiencies described above resulted in errors to our product and services revenues and deferred revenues (current and non-current) and necessitated the restatement of our unaudited condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013.  Additionally, these control deficiencies could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected.  Accordingly, we have determined that these control deficiencies constitute material weaknesses.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.     OTHER INFORMATION

ITEM 1.     Legal Proceedings

Discussion of certain legal matters is incorporated by reference from Part  I, Item 1, Note 12 to the condensed consolidated financial statements included in this Form 10-Q, and should be considered an integral part of this Part  II, Item 1, “Legal Proceedings.”

ITEM 1A.     Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our 2012 Form 10-K and in certain of our other filings with the SEC. Material changes to the risk factors that appear in Part I, “Item 1A. Risk Factors,” in our 2012 Form 10-K are set forth below:

The loss of any of our key personnel or our inability to successfully hire a permanent CEO and CFO could significantly harm our business, results of operations and competitive position

In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in our industry can be intense. Our former President and Chief Executive Officer (CEO) resigned in October 2013, and our Board of Directors is working to identify a successor. In the meantime, Errol Ginsberg is our Acting Chief Executive Officer. Mr. Ginsberg also currently serves as our Chairman of the Board and Chief Innovation Officer. Our former Chief Financial Officer (CFO) resigned in March 2013, and our Board of Directors is working to identify a successor. In the meantime, Brent Novak is our Acting Chief Financial Officer. Mr. Novak also currently serves as our Vice President, Finance. The succession and transition process may have a direct or indirect adverse effect on our business, results of operations, and competitive position. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

We cannot assure investors that we will be able to fully address the material weaknesses in our internal controls as of September 30, 2013 or that remediation efforts will prevent future material weaknesses

We have identified control deficiencies in our financial reporting process as of September 30, 2013 that constitute material weaknesses, which contributed to the restatement of the condensed consolidated financial statements in our previously filed Forms 10-Q’s for the quarters ended March 31, 2013 and June 30, 2013. See Part I, Item 4 in this Form 10-Q. We have initiated certain measures, including the implementation of a new revenue recognition system and increasing the number of employees on, and the expertise of, our accounting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses. Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

We have not been in compliance with the reporting requirements of the Exchange Act and Nasdaq’s requirements for continued listing and, as a result, our common stock may be delisted and suspended from trading on the Nasdaq Global Select Market

We have been delinquent in the filing of our periodic financial reports with the SEC and, as a result, we are not in compliance with the Nasdaq rule that requires the timely filing of our periodic financial reports with the SEC. On May 2, 2014, Nasdaq notified us that due to our delay in filing with the SEC of this Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2013 (our "2013 Form 10-K"), our common stock would be delisted unless we timely requested a hearing before a Nasdaq Listings Qualification Panel (a “Hearings Panel”). We timely requested such a hearing, which was held on June 12, 2014. At the hearing, we presented an updated plan to regain compliance with the rule and requested an extension of time for the filing of our delayed reports, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 Form 10-Q”). On May 15, 2014, Nasdaq also advised us that the delayed filing of the 2014 Form 10-Q serves as an additional basis for Nasdaq’s delisting determination. After filing this Form 10-Q and the 2013 Form 10-K with the SEC, we will continue to be delinquent in our filings with the SEC due to our delay in filing the 2014 Form 10-Q. There can be no assurance that the Hearings Panel will grant us additional time to regain compliance with the listing rule or that, if granted such an extension, we will be successful in regaining compliance with the listing rulebusine during the extension period. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our shareholders may find that their ability to trade in our stock will be adversely affected. A delisting from Nasdaq may also have other negative implications, including the potential loss of confidence by customers and employees, the loss of institutional investor interest, fewer business development opportunities and a requirement, under the Indenture, that we offer to repurchase our Notes.

If we fail to comply with certain covenants under our Credit Facility, any borrowings must be repaid, we may be prevented from further borrowing and/or the Credit Facility may be terminated by the lenders

Our Credit Facility established in December 2012 imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of certain of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. The financial covenants in the related credit agreement require us to maintain a maximum leverage ratio below a specific threshold and minimum interest coverage above a specific threshold. The credit agreement also requires us, among other things, to timely deliver certain financial statements to the lenders. We may also be in default under the credit agreement if our payment obligations under the Notes are accelerated or if we are required to offer to repurchase the Notes in the event of any delisting of our common stock. Our failure to comply with such covenants and any such events under the Indenture could cause a default under the credit agreement. We may then be required to repay any borrowings under the Credit Facility with capital from other sources. We could also be blocked from borrowing or obtaining letters of credit under the Credit Facility and the Credit Facility could be terminated by the lenders. Under these circumstances, other sources of capital may not be available to us or may be available only on unfavorable terms. In the event of a default, it is possible that assets of the Company and certain of our subsidiaries may be attached or seized by the lenders. While we would otherwise be in default of our obligations under the credit agreement to deliver certain financial statements to the lenders and to comply with the financial reporting requirements under the Indenture, the lenders have agreed to extend the period for such deliveries and to provide temporary waivers of any default arising from our failure to comply with the Indenture. There can be no assurance, however, that any such waivers or extensions will be available in the future or will extend until such time as we are able to deliver all required financial statements under the credit agreement.

Because we are in default under the Indenture governing our Notes and are subject to potential delisting by Nasdaq, we may become subject to material financial obligations under the Indenture

Under the Indenture for our Notes, we are required to file with the trustee our reports that we file with the SEC within 15 days after they are required to be filed with the SEC. We are currently in default of this obligation and, following the filing of this Form 10-Q and of our 2013 Form 10-K and of a Current Report on Form 8-K/A relating to our acquisition of Net Optics (which filings are expected to be made on or about the date of this filing), will remain in default due to our failure to file with the trustee within 15 days after its prescribed due date our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the "2014 First Quarter Form 10-Q"). If the trustee or the holders of at least 25% in aggregate principal amount of the Notes give us notice of, and direct us to cure, such default, and the default is not cured within 60 days after our receipt of such notice, then an event of default will occur. Upon any such event of default, we may elect that for the first 180 days (or such lesser amount of time during which the event of default continues), the sole remedy be the payment to the holders of the Notes of additional interest at an annual rate equal to 0.50% of the aggregate principal amount of the Notes. If we make such an election and the event of default is not cured within 180 days, or if we do not make such an election when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the Notes to be due and payable immediately. Under the Indenture, if our common stock were to cease to be listed on the Nasdaq Global Select Market as a result of the delayed filing of the 2014 First Quarter Form 10-Q or for any other reason, then any holder of Notes could require us to repurchase the holder’s Notes in accordance with the terms of the Indenture. In the event of any acceleration or repurchase obligations, sources of funding may not be available to us or may only be available on unfavorable terms. Any acceleration of the Notes or required offer to repurchase the Notes could have a material adverse effect on our liquidity and financial condition.

The restatement of certain of our prior period consolidated financial statements reflected in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K” and, such restatement, the “2012 Restatement”) and the restatements of the first and second quarterly periods of 2013 reflected in the applicable amended Quarterly reports on Form 10-Q/A (the “2013 Restatement”) may affect shareholder confidence, may continue to consume a significant amount of our time and resources and may have a material adverse effect on our business and stock price.

As discussed in our previously filed 2012 Form 10-K and in Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2013 and June 30, 2013, we have restated certain prior period consolidated financial statements primarily to correct errors in the timing of when revenue was recognized and to reflect the income tax effects of such revenue errors.

We cannot be certain that the measures we have taken to address these restatements will ensure that restatements will not occur in the future. The restatements may affect investor confidence in the accuracy of our financial statements and disclosures, may raise reputational issues for our business and may result in a decline in our share price and related shareholder lawsuits. These risks with respect to the 2013 Restatement may be heightened due to our having restated certain prior period financial statements in our 2012 Restatement. We are currently a party to three shareholder lawsuits relating to the 2012 Restatement.

The 2012 and 2013 Restatements were resource-intensive and involved a significant amount of internal resources, including attention from management, and significant legal and accounting costs. Although we have now completed the 2013 Restatement, we cannot guarantee that we will not receive inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or Nasdaq as a result of the 2013 Restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs.

We are a defendant in a class action and in a consolidated shareholder derivative action and these lawsuits and any future such lawsuits may adversely affect our business, financial condition, results of operations and cash flows

We and certain of our current and former executive officers and directors are defendants in a federal securities class action lawsuit and a consolidated shareholder derivative actions. These lawsuits may divert our attention from our ordinary business operations, and we may incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). Depending on the outcome of the class action lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, results of operations, financial condition, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. In addition, there is the potential for additional shareholder litigation and for governmental investigations and/or enforcement actions. Any existing or future shareholder lawsuits and any future governmental investigations and/or enforcement actions could adversely impact our reputation, our relationships with our customers and our ability to generate revenue.

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

IXIA

Date:	June 20, 2014	By:	/s/Errol Ginsberg
Errol Ginsberg Acting Chief Executive Officer

Date:	June 20, 2014	By:	/s/Brent Novak
Brent Novak Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Acting Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Acting Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

_________________________
*	Filed herewith.

**

The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, (iii) unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, and (v) notes to unaudited condensed consolidated financial statements.