Form 10-K
period 2013-12-31
IXIA
filed 2014-06-23
CIK 1120295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 28, 2013, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $1,056,492,377.

As of June 16, 2014, the number of shares of the Registrant’s Common Stock outstanding was 76,981,053.

IXIA

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

Ixia was incorporated on May 27, 1997 as a California corporation. We are a leading provider of converged Internet Protocol (IP) network validation and network visibility solutions. Equipment manufacturers, service providers, enterprises, and government agencies use our solutions to design, verify, and monitor a broad range of Ethernet, Wi-Fi, 3G, and 4G/LTE equipment and networks. Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services.

Our solutions deliver actionable insight through real-time monitoring, real-world testing, and predictive analytics. This end-to-end visibility provides organizations with complete understanding into user behavior, security vulnerabilities, network capacity, application performance, and IT resiliency. From the research labs to the network to the cloud, Ixia solutions optimize networks’ and data centers’ to accelerate, secure, and scale application and service delivery.

During the year ended December 31, 2013, we received orders from 1,483 new and existing end customers. Based on product shipments for the year ended December 31, 2013, our significant customers by category included:

●	Leading network equipment manufacturers such as Cisco Systems, Alcatel-Lucent, Juniper Networks and Dell;

●	Voice, broadband and/or wireless service providers such as AT&T, NTT, LGU+ and Verizon;

●	Enterprises such as Microsoft, Amazon, JP Morgan and Wells Fargo; and

●	Government contractors, departments, and agencies such as Boeing, the US Air Force and the U.S. Army.

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

From the lab, to the network, to the cloud, Ixia has a rich repository of expertise and solutions that optimize the secure, accelerated and scaled application delivery and performance businesses require. Ixia solutions battle-test wired and wireless network infrastructures, monitor user behavior, and dynamically filter application traffic.

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

Recent Acquisition History

In June 2009, we acquired Catapult Communications Corporation (“Catapult”). The IxCatapult product line adds in-depth testing of wireless network components. In particular, these products include test hardware and software that address 2G, 3G, 4G and Long-Term Evolution (LTE) wireless network access and core components. We have leveraged our IxLoad product to assist the IxCatapult solution with testing the mobile core network.

In October 2009, we acquired the N2X Data Network Testing Product Line (“N2X”) from Agilent Technologies, Inc. (“Agilent”) and created the IxN2X test solution. In addition to broadband and carrier access protocol capabilities, the IxN2X product line is known for its intuitive and powerful user interface and excellent quality. Our development team is integrating IxN2X’s best practices into the IxNetwork system architecture, and IxN2X customers are taking advantage of Ixia’s layer 4-7 and wireless testing on new, high-density hardware that support both IxN2X and Ixia applications.

In July 2011, we acquired VeriWave, Inc. (“VeriWave”), a performance testing company for wireless LAN (WLAN) and Wi-Fi enabled smart devices. This acquisition expands our portfolio of supported network media and addresses the need for an end-to-end solution that completely tests converged Wi-Fi, wired, 3G, and 4G/LTE ecosystems.

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

In December 2013, we acquired Net Optics, Inc. (“Net Optics”). Net Optics is a leading provider of total application and network visibility solutions. The acquisition of Net Optics solidifies our position as a market leader with a comprehensive product offering including network packet brokers, comprehensive physical and virtual taps and application aware capabilities. Additionally, the acquisition has expanded our product portfolio, strengthens our service provider and enterprise customer base and broadens our sales channel and partner programs.

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

Test | Assess | Monitor

The acquisitions of Anue, BreakingPoint and Net Optics expanded our product portfolio and end customer base, and increased our overall total addressable market. We are now providing more services and solutions to each of our customer segments.

●

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

Our systems are also used by NEMs in the sales and acceptance process to demonstrate to their customers (e.g., service providers and enterprises) how the NEMs’ products will operate under real-world conditions. In addition, our conformance test suites are used by NEMs to ensure that their devices conform to published standards – ensuring that they will be interoperable with other equipment. These equipment manufacturers are also, in many cases, large enterprises and therefore have the same challenges that can be met using our assessment and monitoring solutions within their own internal network.

●

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

●

Enterprises and Government. Enterprise and government organizations depend on their networks and data centers to get business done, and they devote enormous resources to ensure applications and services run optimally and securely. These customers rely on our solutions to help evaluate during selection, optimize and harden them in their labs prior to roll-out, and then assess each device and system in the production network once they are “live.” Notably, enterprises and government organizations must always be vigilant against the impact of the very latest security attacks and application deployments, and our network test and assessment solutions consistently ensure that their network and data center are optimized and resilient. These organizations also require visibility into the application traffic itself, and use our monitoring solutions to further enhance the performance, scalability, and reliability of the applications their users depend on. Finally, government organizations have also installed our cyber range solutions for the training of a new generation of “cyber warriors” to recognize and defend against massive cyber-attacks.

Ixia Business Strategy

Our goal is to enhance network application and service delivery by providing the most comprehensive, easy-to-use, and automated solutions in the industry. Over the past few years, Ixia has made a number of significant moves to acquire technology and talent that has positioned the Company as a preeminent provider of network test and visibility solutions. This has been accomplished by growing our portfolio of products and addressable markets through acquiring technologies, businesses, and assets; expanding our international presence, sales channels and customer base; continuing to deliver high quality products and support to our customers; and developing our employees. Key elements of our strategy to achieve our objective include the following:

●

Continue to Expand our Addressable Markets. We plan to further expand our addressable markets into growth areas for network and application security, next-generation networking technologies, monitoring network applications and services, and more.

●

Maintain Focus on Technology Leadership. We will continue to focus on research and development in order to maintain our technology leadership position, and to offer solutions that address new and evolving network technologies. We intend to maintain an active role in industry standards committees such as IEEE and the Internet Engineering Task Force (IETF), and to continue our active involvement in industry forums, associations and alliances such as the Ethernet Alliance, Metro Ethernet Forum, Open Networking Foundation (ONF), Wi-Fi Alliance, International Telecommunications Union (ITU), Small Cell Forum, Telecommunications Industry Association (TIA) and 3GPP. We also plan to continue to work closely with some of our established customers who are developing emerging network technologies, as well as leading edge start-up companies, to enhance the performance and functionality of our existing systems and to design future products that specifically address our customers’ needs as they evolve.

●

License and Acquire New Products. We will continue our strategy of acquiring products in key technologies that expand our product offerings, address customer needs, and enhance the breadth of our evolving product portfolio. In 2013, following acquisitions of Anue Systems and BreakingPoint Systems in 2012, we acquired Net Optics, helping us round out our solutions in network visibility and security. Future acquisitions may be made in the form of partnering with industry leaders, acquiring or licensing technology assets associated with product lines, or acquiring other companies.

●

Expand and Further Penetrate Customer Base. We plan to strengthen and further penetrate our existing customer relationships, and expand our reach into new enterprise, government, and service provider customers by:

o	Continuing to develop and offer new and innovative solutions that meet our existing and potential customers’ needs,
o	Expanding our sales and marketing efforts through direct channels and partner relationships to increase penetration in under-represented vertical and geographic market segments,
o	Building upon and further strengthening our reputation and brand name recognition, and
o	Continuing our focus on customer support by maintaining and expanding the capabilities of our highly qualified and specialized internal personnel.

●

Expand International Market Presence. We will further pursue sales in key international markets, including the Europe, Middle East and Africa regions (EMEA), and the Asia Pacific region. In order to pursue sales in these markets, we intend to develop and expand our relationships with key customers, partners, resellers and distributors, as well as expand our direct sales and marketing presence within these markets.

Ixia Solutions

We are a leading provider of converged Internet Protocol (IP) network validation and network visibility solutions. Equipment manufacturers, service providers, enterprises, and government agencies use our solutions to design, verify, and monitor a broad range of Ethernet, Wi-Fi, 3G, and 4G/LTE equipment and networks. Our solutions provide the predictive data needed for organizations to make real-time decisions that will enhance performance, harden security, and increase scalability of networks facing constantly changing requirements.

Real-world test solutions must recreate the true behavior of wired and wireless users, at massive scale, with increasing fidelity. Network testing solutions must be highly scalable and capable of generating large amounts of data at high speeds over increasingly complex configurations, and be up to date with the very latest applications and security attacks. Comprehensive, integrated testing must occur throughout network design, development, production, deployment, and operation stages. Because this testing and verification must take place across multiple layers of the network infrastructure and for all network protocols, network testing solutions are also required to be highly flexible, extensible, and modular. This rapid evolution of complex network technologies and protocols – which includes leading-edge technologies such as higher speed Ethernet, LTE and the latest Wi-Fi standards – has resulted in the need for an integrated platform solution that is easy to use, with minimal training and set-up.

Our network visibility solutions intelligently connect the data center network with monitoring tools that aggregate, filter, load balance, and de-duplicate network traffic. Our filtering and de-duplication technology ensure that each monitoring tool gets exactly the right data needed for analysis which is powered by an easy to use, drag-and-drop management system. This improves the way our customers manage their data centers, prevents network application and service downtime, and maximizes return on IT investment.

Our systems provide our customers with the following key benefits:

●

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

●

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

●

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

●

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

●

Automation. Our systems make it easy to create automated tests and network monitoring rules that can run unattended. We offer our customers a growing library of automated tests and monitoring automation scripts that simplify and streamline the test and monitoring processes. The automated tests are repeatable and the results are presented in a structured format for easy analysis. Ixia offers “Click-Thru Automation” that records and repeats interactive operation, providing automation without programming. In addition, Ixia's Tool Command Language (Tcl) API is a comprehensive programming interface to our hardware, as well as to our software applications. The Tcl API enables libraries of automated scripts to be quickly built with specificity to a customer's environment. We also offer a utility that exports configurations created in our graphical user interface (GUI) as Tcl scripts.

●

Ease of Use. We have designed our systems so that users can install and operate them with minimal training and setup. Our network test systems are easy to use and offer our customers a wide range of readily accessible pre-designed test configurations. These tests include industry standard and use case-specific tests. Users can easily configure and operate our systems to generate and analyze data traffic over any combination of interface cards or ports through our graphical user interface that features a familiar Microsoft™ Windows™ point-and-click environment. Once tests are designed in our GUIs, they can be saved for reuse or in Tcl script form for customization and even greater levels of automation. Our network visibility systems also offer customers best in class ease-of-use, with a point-and-click GUI that enables customers to quickly develop complex filtering and packet distribution algorithms with simple, but powerful, drop-down menus. These configurations can be saved for reuse and automated using our RESTful API.

Products

Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services. Our highly scalable and flexible products enable our customers to configure solutions based on their specific networks and use cases. For example, if our customer wants to analyze the performance of an Ethernet router, the customer could purchase our network test hardware platform, including a chassis and one or more Ethernet interface cards, and our IxNetwork software application. The Company is headquartered in Calabasas, California with operations across the U.S. and the rest of the world.  Our revenues are principally derived from shipments within the U.S. and to the EMEA and Asia Pacific regions. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K (this “Form 10-K”) for entity-wide disclosures about products and services, geographic areas and major customers

Hardware Products

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

Our primary 12-slot network test chassis (e.g., XGS12 and XG12) provides a high-density, highly-flexible test platform. Operating in conjunction with our software applications, our chassis provide the foundation for a complete, high-performance test environment. A wide array of interface cards is available for our primary chassis. The 12-slot Ixia chassis supports up to 192 Gigabit ports, 384-10GE ports, 48-40GE ports and 24-100 GE ports. These interface cards provide the network interfaces and distributed processing resources needed for executing a broad range of data, signaling, voice, video, and application testing for layers 1-7 of the network stack. Each chassis supports an integrated test controller that manages all system and testing resources. Resource ownership down to a per-port level, coupled with hot-swappable interface modules, ensures a highly-flexible, multi-user testing environment. Backward compatibility is maintained with key existing Ixia interface cards and test applications to provide seamless migration from and integration with existing Ixia test installations.

We offer a number of interface cards that operate at speeds of up to 100 gigabits per second. Each one of our interface cards contains one to 32 independent traffic generation and analysis ports. These ports operate at line rate. Each port on most interface cards has a unique transmit stream engine that is used to generate packets of information and a real-time receive analysis engine capable of analyzing the packets as they are received. The transmit stream engine generates millions of data packets or continuous test sequences at line rate that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Most of our current generation interface cards also include a microprocessor per port to generate and analyze sophisticated routing protocols, such as BGP and MPLS, as well as application traffic such as TCP/IP, HTTP and SSL. Each one of our Ixia BreakingPoint load modules can recreate more than 35,000 attacks, including exploits, malware, denial of service (DoS), and mobile malware. These load modules provide application and threat assessment solutions at Internet-scale, and create massive-scale, high fidelity simulation and testing conditions for battle-testing infrastructures, devices, applications, and people.

Our network visibility products improve the way our enterprise, service provider, and government customers manage their data centers, save valuable IT time, and maximize return on IT investments. Ixia network visibility solutions revolutionize the way customers monitor their network - enabling complete network visibility into physical and virtual networks, and optimizes monitoring tool performance whether out-of-band or in-line.  Our network visibility platform ranges from network access (TAPs), to solution-specific appliances for smaller implementations to large, high-density, up to 100GE, and NEBS3 compliant chassis designed for large and complex data centers.  These products help our customers monitor their rapidly growing number of 1GE, 10GE, 40GE and 100GE ports with existing monitoring tools.  Sales of our network visibility products typically consist of an integrated, purpose-built hardware appliance with proprietary software which includes patented filtering and packet handling technology that ensures each monitoring tool gets exactly the right data needed for analysis, all powered by the easy to use, drag-and-drop management system.  We also offer advanced feature modules that easily slide into certain of our appliances for additional advanced intelligence and functionality including de-duplication, packet slicing and time-stamping.

In addition to our core network visibility functionality, we also have a number of available features that give customers greater flexibility and intelligence for their network visibility implementations. Customers can deploy our network visibility solutions not only out-of-band in physical networks, but in-line for security applications and in virtual environments with our inline technologies and Phantom virtual TAP software application, respectively. Another example is the GTP Session Controller that intelligently manages high-scale, session-aware, mobility load balancing deployments. In addition, our ControlTower solution allows customers to deploy, manage and maintain distributed implementations with ease.

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

Conformance Testing

IxANVL provides automated network/protocol validation. Developers and manufacturers of networking equipment and Internet devices can use IxANVL to validate protocol compliance and interoperability. IxANVL supports all industry standard test interfaces including 10Mbps/100Mpbs/1Gbps/10Gbps Ethernet, ATM, Serial, Async, T1/E1, and POS. It provides conformance, negative and regression testing on a large selection of protocols.

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

Test Conductor is a comprehensive, highly-scalable regression harness that is compatible with some of our other key network testing tools. Test Conductor imports tests, associates them with a named regression test sequences, and allows detailed scheduling. Tests can be scheduled in series or in parallel based on a Windows Outlook™-like calendar tool. At-a-glance logs and summary reports display color-coded pass/fail results, as well as the progress of the tests within each regression. Automated device under test (DUT) configuration scripts can be scheduled to run in synchronization with the individual tests or with complete regression runs.

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

Products in Development

We continue to develop our IP testing capabilities, and throughout 2014 we intend to remain focused on improving our position in performance, security, monitoring, functional, interoperability, service quality and conformance in several technology areas including:

●	10, 40, and 100GE
●	Application delivery
●	Carrier, Metro, and Data Center Ethernet
●	MPLS and MPLS-TP
●	IPv6
●	Voice and Video over IP
●	Security
●	IPsec
●	Test Automation
●	LTE, LTEAdvanced
●	HetNet, Small Cell
●	VoLTE
●	Femtocell
●	Wi-Fi
●	Network Monitoring/Visibility

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

Customers

Since our incorporation in May 1997 through December 31, 2013, we have shipped our systems to over 4,700 end customers. No customer other than Cisco Systems together with AT&T accounted for more than 10% of our total revenues over the past three years. Cisco Systems accounted for 10.6% of our total revenues in 2013, 13.5% of our total revenues in 2012 and 14.0% of our total revenues in 2011. AT&T accounted for 14.3% of our total revenues in 2013, 7.4% of our total revenues in 2012 and 3.8% of our total revenues in 2011. See Note 5 to the consolidated financial statements included in this Form 10-K for entity-wide disclosures about products and services, geographic areas and major customers.

We do not have long-term or volume purchase contracts that commit our customers to future product purchases, and as a result our customers may reduce or discontinue purchasing from us at any time.

Products are generally shipped and billed shortly after receipt of an order. Timing of revenue recognition for services may vary depending on the contractual service period or when the services are rendered. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenues for any future period. Our backlog includes orders for products scheduled to be shipped and for services scheduled to be delivered to customers within 90 days. Our backlog at December 31, 2013 was approximately $13.6 million, compared with backlog of approximately $29.9 million at December 31, 2012.

Competition

The market for providing network test and monitoring systems is highly competitive, and we expect this competition to continue in the future. We currently compete with network test and monitoring solution vendors such as Spirent Communications, Gigamon, Danaher, Aeroflex, JDS Uniphase, and NetScout. We also compete either directly or indirectly with large Ethernet switch vendors and network management, analysis, compliance and test tool vendors that offer point solutions that address a subset of the issues that we solve. Additionally, some of our significant customers have developed, or may develop, in-house products for their own use or for sale to others.

We believe that the principal competitive factors in our market include:

●	Breadth of product offerings and features on a single test or monitoring platform,

●	Timeliness of new product introductions,

●	Product quality, reliability and performance,

●	Price and overall cost of product ownership,

●	Ease of installation, integration and use,

●	Customer service and technical support, and

●	Company reputation and size.

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

Sales, Marketing and Technical Support

Sales. We use our global direct sales force to market and sell our systems. In addition, we use distributors and other resellers to complement our direct sales and marketing efforts for certain vertical and geographical markets. We depend on many of our distributors, partners and other resellers to generate sales opportunities and manage the sales process. Our direct sales force maintains close contact with our customers and supports our distributors and other resellers. Another key component of our go-to-market strategy for certain products is strategic relationships with technical partners. These technical partners consist of network monitoring and management companies, including CA, IBM, Network Instruments, Riverbed, HP, ArcSight, and many others that understand the added visibility and return on investment Ixia solutions contribute to the overall monitoring approach. We work with technical partners in two main ways: (i) through customer referrals and recommendations and (ii) through automation integration/interoperability that provides a differentiated solution for our customers.

Marketing. We have a number of programs to support the sale and distribution of our systems and to inform existing and potential customers, partners and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business by:

●	Sponsoring technical seminars and webinars that highlight our solutions,

●	Participating in industry trade shows and technical conferences,

●	Writing and distribution of various forms of collateral, including brochures, white papers, and application notes,

●	Demonstrating the performance and scalability of our products at our iSimCity proof-of-concept labs,

●	Communicating through our corporate website and various social media outlets, such as LinkedIn, Twitter and our corporate blog, and

●	Writing articles for online and print trade journals.

Technical Support. We maintain a technically knowledgeable and responsive global customer support team that is critical to our development of long-term customer relationships. Our team can:

●	Assist new customers with product installation and licensing,

●	Provide configuration assistance and expert advice on how to best use Ixia products,

●	Investigate user issues and work to quickly resolve them, and

●	Respond to reported hardware failures and repair or replace, if needed.

Manufacturing and Supply Operation

Our supply operations consist primarily of supply chain management, procurement, quality control, logistics, final assembly, configuration testing and distribution. We outsource the manufacture, assembly and testing of printed circuit board assemblies, certain interface cards and certain chassis to third party contract manufacturers and assembly companies, the most significant of which are located in Malaysia. This manufacturing process enables us to operate without substantial space and personnel dedicated to solely manufacturing operations. As a result, we can leverage a significant portion of the working capital and capital expenditures that may be required for other operating needs.

We are dependent upon sole or limited source suppliers for some key components and parts used in our systems, including among others, field programmable gate arrays, memory devices, processors, oscillators and optical modules. We and our contract manufacturers forecast consumption and purchase components through purchase orders. We have no guaranteed or long-term supply arrangements with our respective suppliers. In addition, the availability of many components is dependent in part on our ability and the ability of our contract manufacturers and assembly companies to provide suppliers with accurate forecasts of future requirements, as well as the global commodity market. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source or delay in transitioning to a replacement supplier’s product or replacement component into our systems could disrupt our operations and significantly harm our business in any given period.

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

We plan to continue to make significant investments in research and development, including investments in certain product initiatives. Our research and development expenses were $117.5 million in 2013, $98.2 million in 2012, and $75.1 million in 2011. These expenses included stock-based compensation expense of $8.1 million in 2013, $6.2 million in 2012, and $4.3 million in 2011.

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

We generally enter into confidentiality agreements with our officers, employees, consultants and vendors, and in many instances, our customers. We also generally limit access to and distribution of our source code and further limit the disclosure and use of other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances.

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

The telecommunication and data communications industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or related standards that are important to our business. We generally have not conducted searches to determine whether the technologies that we use infringe upon or misappropriate intellectual property rights held by third parties. Any claims asserting that any of our products or services infringe or misappropriate proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See Part I, Item 1A of this Form 10-K for additional information regarding the risks associated with patents and other intellectual property.

Employees

As of December 31, 2013, we had 1,846 full time employees, 962 of whom were located in the U.S. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing, and senior management personnel. Our employees are not represented by any labor unions, and we consider our relations with our employees to be good.

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

Item 1A. Risk Factors

The statements that are not historical facts contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Form 10-K and in certain of our other SEC filings, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us.

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

The global financial crisis began in 2008 and the subsequent recovery from the downturn has been challenging and inconsistent. Instability in the global credit markets, the impact of uncertainty regarding the U.S. federal budget including the effect of the recent sequestration, tapering of bond purchases by the U.S. Federal Reserve, the instability in the geopolitical environment in many parts of the world and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business. Unfavorable and/or uncertain economic and market conditions such as these may result in lower capital spending by our customers on network test and monitoring solutions, and therefore demand for our products could decline, adversely impacting our revenue and our ability to accurately forecast the future demand and revenue trends for our products and services. Challenging economic and market conditions may also impair the ability of our customers to pay for the products and services they have purchased.

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

Acquisitions undertaken and any that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results

Acquisitions are inherently risky and no assurance can be given that our previous acquisitions, including our 2013 acquisition of Net Optics, our 2012 acquisitions of Anue and BreakingPoint, or our future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We expect to continue to review opportunities to acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. While we are not currently a party to any pending acquisition agreements, we may acquire additional businesses, products or technologies in the future. If we make any further acquisitions, we could issue stock that would dilute existing shareholders’ percentage ownership, and we could incur substantial debt or assume liabilities. Acquisitions involve numerous risks, including the following:

●	problems or delays in assimilating or transitioning to Ixia the acquired operations, systems, processes, controls, technologies, products or personnel;

●	loss of acquired customer accounts;

●	unanticipated costs associated with the acquisition;

●

our failure to identify in the due diligence process significant issues with product quality or development and liabilities related to operational issues, intellectual property infringement or tax or other regulatory matters;

●	multiple and overlapping product lines as a result of our acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

●	higher than anticipated costs in continuing support and development of acquired products;

●	diversion of management’s attention from our core business and the challenges of managing larger and more widespread operations resulting from acquisitions;

●	adverse effects on existing business relationships of Ixia or the acquired business with its suppliers, licensors, contract manufacturers, customers, resellers and industry experts;

●	significant impairment, exit and/or restructuring charges if the products or technologies acquired in an acquisition do not meet our sales expectations or are unsuccessful;

●	insufficient revenues to offset increased expenses associated with acquisitions;

●	risks associated with entering markets in which we have no or limited prior experience; and

●	potential loss of the acquired organization’s or our own key employees.

Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and we cannot be certain that we would be successful in overcoming problems in connection with our past or future acquisitions. Our inability to do so could significantly harm our business, revenues and results of operations. See Note 2 in the consolidated financial statements included in this Form 10-K.

Competition in our market could significantly harm our results of operations

The market for our products is highly competitive. We currently compete with network test and monitoring solution vendors such as Spirent Communications, Gigamon, Danaher, Aeroflex, JDS Uniphase, and NetScout. We also compete either directly or indirectly with large Ethernet switch vendors and network management, analysis, compliance and test tool vendors that offer point solutions that address a subset of the issues that we solve. Additionally, some of our significant customers have developed, or may develop, in-house products for their own use or for sale to others. For example, Cisco Systems, our largest customer, has used internally developed test products for a number of years. Although Cisco Systems has in the past accounted for a significant portion of our revenues, we cannot be certain that it will continue to do so.

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

The market for our products is characterized by:

●	rapid technological change such as the recent advancements of IP-based networks and wireless technologies (e.g., LTE);

●	frequent new product introductions such as higher speed and more complex routers;

●	evolving industry standards;

●	changing customer needs such as the increase in advanced IP services agreed to between service providers and their customers;

●	short product life cycles as a result of rapid changes in our customers’ products; and

●	new paradigms like Virtualization and Software Defined Networks (SDN).

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

Our ability to successfully introduce new products in a timely fashion will depend on multiple factors, including our ability to:

●	anticipate technological changes and industry trends;

●	properly identify customer needs;

●	innovate and develop and license or acquire new technologies and applications;

●	hire and retain necessary technical personnel;

●	successfully commercialize new technologies in a timely manner;

●	timely obtain key components for the manufacture of new products;

●	manufacture and deliver our products in sufficient volumes and on time;

●	price our products competitively;

●	provide high quality, timely technical support; and

●	differentiate our offerings from our competitors’ offerings.

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

Because we depend on a limited number of customers for a majority of our revenues, any cancellation, reduction or delay in purchases by one or more of these customers could significantly harm our revenues and results of operations

Historically, a small number of customers has accounted for a significant portion of our total revenues. Sales to our top five customers accounted for 30% to 40% of total revenues for each of the three years ended December 31, 2013, 2012 and 2011. Additionally, sales to our two largest customers, Cisco Systems and AT&T, accounted for 24.9% of our total revenues in 2013, 20.9% of our total revenues in 2012 and 17.8% of our total revenues in 2011. We expect that some customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. Our dependence on large orders from a limited number of customers makes our relationships with these customers critical to the success of our business. We cannot be certain that we will be able to retain our largest customers, that we will be able to increase our sales to our other existing customers or that we will be able to attract additional customers. From time to time, we have experienced delays and reductions in orders from some of our major customers. In addition, our customers have sought price reductions or other concessions from us and will likely continue to do so. We typically do not have long-term or volume purchase contracts with our customers, and our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to one of these customers, our inability to successfully develop and maintain relationships with existing and new large customers, or requirements that we make price reductions or other concessions could significantly harm our revenues and results of operations.

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

If we do not diversify our customer base, we may not be able to grow our business or increase our profitability

To date, the majority of our total revenues have been generated from sales to network equipment manufacturers. Our growth depends, in part, on our ability to diversify our customer base by increasing sales to service provider, enterprise, and government customers. To effectively compete for the business of these customers, we must develop new products and enhancements to existing products and expand our direct and indirect sales, marketing and customer service capabilities, which will result in increases in operating costs. If we cannot offset these increases in costs with an increase in our revenues, our operating results may be adversely affected. Some of our existing and potential competitors have existing relationships with many service providers, enterprise, and government customers. We cannot be certain that we will be successful in increasing our sales presence in these customer markets. Any failure by us to diversify our customer base and to increase sales in these markets would adversely affect our growth.

We have not been in compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Nasdaq’s requirements for continued listing and, as a result, our common stock may be delisted and suspended from trading on the Nasdaq Global Select Market

We have been delinquent in the filing of our periodic financial reports with the SEC and, as a result, we are not in compliance with the Nasdaq rule that requires the timely filing of our periodic financial reports with the SEC. On May 2, 2014, Nasdaq notified us that due to our delay in filing with the SEC our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and this Form 10-K, our common stock would be delisted unless we timely requested a hearing before a Nasdaq Listings Qualification Panel (a “Hearings Panel”). We timely requested such a hearing, which was held on June 12, 2014. At the hearing, we presented a plan to regain compliance with the rule and requested an extension of time for the filing of our delayed reports, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 Form 10-Q”). On May 15, 2014, Nasdaq also advised us that the delayed filing of the 2014 Form 10-Q serves as an additional basis for Nasdaq’s delisting determination. After filing this Form 10-K with the SEC, we will continue to be delinquent in our filings with the SEC due to our delay in filing the 2014 Form 10-Q. There can be no assurance that the Hearings Panel will grant us additional time to regain compliance with the listing rule or that, if granted such an extension, we will be successful in regaining compliance with the listing rule during the extension period. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our shareholders may find that their ability to trade in our stock will be adversely affected. A delisting from Nasdaq may also have other negative implications, including the potential loss of confidence by customers and employees, the loss of institutional investor interest, fewer business development opportunities and a requirement, under the Indenture, that we offer to repurchase the Notes.

The restatement of certain of our prior period consolidated financial statements reflected in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”)  (the “2012 Restatement”) and the restatements of the first and second quarterly periods of 2013 reflected in the applicable amended Quarterly Reports on Form 10-Q/A (the “2013 Restatement”) may affect shareholder confidence, may consume a significant amount of our time and resources and may have a material adverse effect on our business and stock price

As discussed in our previously filed 2012 Annual Report on Form 10-K and in our amended Quarterly Reports on Form 10-Q/A for the first and second quarterly periods of 2013, we restated certain prior period consolidated financial statements to correct errors in the timing of when revenue was recognized, and to reflect the income tax effects of such revenue errors.

 We cannot be certain that the measures we have taken since we completed the restatements will ensure that restatements will not occur in the future. The restatements may affect investor confidence in the accuracy of our financial statements and disclosures, may raise reputational issues for our business and may result in a decline in our share price and related shareholder lawsuits. These risks with respect to the 2013 Restatement may be heightened due to our having restated certain prior period financial statements in our 2012 Restatement. We are currently a party to three shareholder lawsuits relating to the 2012 Restatement.

The 2013 Restatement was resource-intensive and involved a significant amount of internal resources, including attention from management, and significant legal and accounting costs. Although we have now completed the 2013 Restatement, we cannot guarantee that we will not receive inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or Nasdaq as a result of the 2013 Restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs.

Each of these risks described above could have a material adverse effect on our business, results of operations and financial condition.

We cannot assure investors that we will be able to fully address the material weaknesses in our internal controls or that remediation efforts will prevent future material weaknesses

We have identified control deficiencies in our financial reporting process that constitute material weaknesses, which contributed to the restatement of the condensed consolidated financial statements in our previously filed Forms 10-Q’s for the quarters ended March 31, 2013 and June 30, 2013. We have initiated certain measures, including initiating the implementation of a new revenue recognition system and increasing the number of employees on, and the expertise of, our accounting team, to remediate these weaknesses, and plan to implement additional appropriate measures as part of this effort. There can be no assurance that we will be able to fully remediate our existing material weaknesses or that the implementation of the new revenue recognition system and increasing the number and expertise of our accounting team will remediate or prevent these weaknesses from re-occurring in the future.

Further, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weaknesses or otherwise failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

We may experience a shortfall or delay in generating or recognizing revenues for a number of reasons. Orders on hand at the beginning of a quarter and orders generated in a quarter do not always result in the shipment of products and the recognition of revenues for that quarter. For example, failure to ship products by the end of the quarter in which they are ordered or our inability to recognize revenue for products shipped in a quarter due to nonstandard terms in our sales arrangements may adversely affect our operating results for that quarter. Our agreements with customers typically provide that the customer may delay scheduled delivery dates and cancel orders prior to shipment without penalty. Because we incur operating expenses based on anticipated revenues and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our results of operations.

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

Our operating results may also vary as a result of the timing of our release of new products. The introduction of a new product in any quarter may cause an increase in revenues in that quarter that may not be sustainable in subsequent quarters. Conversely, a delay in introducing a new product in a quarter may result in a decrease in revenues in that quarter and lost sales. Our results may also fluctuate based on the mix of products and services (i.e., hardware, software and extended warranty and maintenance services) ordered in a particular quarter.

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

Our recent level of gross margins may not be sustainable and may be adversely affected by numerous factors, including:

●	increased price competition;

●	changes in customer, geographic or product mix (such as the mix of software versus hardware product sales);

●	the pricing we are able to obtain from our component suppliers and contract manufacturers;

●	new product introductions by us and by our competitors;

●	changes in shipment volume;

●	excess or obsolete inventory costs;

●	increased industry consolidation among our customers, which may lead to decreased demand for, and downward pricing pressure on, our products; and

●	increases in labor costs.

Each of the above factors may be exacerbated by a decrease in demand for our established products and our transition to our next-generation products. Our failure to sustain our recent level of gross margins due to these or other factors may have a material adverse effect on our results of operations.

We are a defendant in a class action and in a consolidated shareholder derivative action, and these lawsuits and any future such lawsuits may adversely affect our business, financial condition, results of operations and cash flows

We and certain of our current and former executive officers and directors are defendants in a federal securities class action lawsuit and a consolidated shareholder derivative action. These lawsuits are described in Part I, Item 3 “Legal Proceedings” in this Form 10-K. These lawsuits may divert our attention from our ordinary business operations, and we may incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). Depending on the outcome of the class action lawsuit, we may be required to pay material damages and fines, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, results of operations, financial condition, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. In addition, there is the potential for additional shareholder litigation and for governmental investigations and/or enforcement actions. Any existing or future shareholder lawsuits and any future governmental investigations and/or enforcement actions could adversely impact our reputation, our relationships with our customers and our ability to generate revenue.

The loss of any of our key personnel or our inability to successfully hire a permanent CEO and CFO could significantly harm our business, results of operations and competitive position

In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in our industry can be intense. Our former President and Chief Executive Officer (CEO) resigned in October 2013, and our Board of Directors is working to identify a successor. In the meantime, Errol Ginsberg is our Acting Chief Executive Officer. Mr. Ginsberg also currently serves as our Chairman of the Board and Chief Innovation Officer. Our former Chief Financial Officer (CFO) resigned in March 2014, and our Board of Directors is working to identify a successor. In the meantime, Brent Novak is our Acting Chief Financial Officer. Mr. Novak also currently serves as our Vice President of Finance. The succession and transition process may have a direct or indirect adverse effect on our business, results of operations, and competitive position. To help attract, retain, and motivate qualified employees, we use share-based incentive awards such as employee stock options and restricted stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

International activity may increase our cost of doing business or disrupt our business

We plan to continue to maintain or expand our international operations and sales activities. Operating internationally involves inherent risks that we may not be able to control, including:

●	difficulties in recruiting, hiring, training and retaining international personnel;

●	increased complexity and costs of managing international operations;

●	growing demand for and cost of technical personnel;

●	changing governmental laws and regulations, including those related to income taxes, the UK Anti-Bribery Act, and the Foreign Corrupt Practices Act;

●	increased exposure to foreign currency exchange rate fluctuations;

●	political and economic instability, including military conflict and social unrest;

●	commercial laws and business practices that favor local competition;

●	differing labor and employment laws;

●	supporting multiple languages;

●	reduced or limited protections of intellectual property rights;

●	more complicated logistical and distribution arrangements; and

●	longer accounts receivable cycles and difficulties in collecting receivables.

The above risks associated with our international operations and sales activities can restrict or adversely affect our ability to sell in international markets, disrupt our business and subject us to additional costs of doing business.

Some key components in our products come from sole or limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products

We and our contract manufacturers currently purchase a number of key components used to manufacture our products from sole or limited sources of supply for which alternative sources may not be available. From time to time, we have experienced shortages of key components, including chips, oscillators, memory devices and optical modules. We and our contract manufacturers have no guaranteed or long-term supply arrangements for these or other components, including field programmable gate arrays (FPGAs) and Network Processors (NPs), which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required. Financial or other difficulties faced by our suppliers or significant changes in market demand for necessary components could limit the availability to us and our contract manufacturers of these components. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales.

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

Legal proceedings may harm our business, results of operations and financial condition

We are a party to lawsuits and other legal proceedings in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We cannot provide assurance that we will not be a party to additional legal proceedings in the future or that we will be able to favorably resolve our current lawsuits. To the extent legal proceedings continue for long time periods or are adversely resolved, our business, results of operations and financial position could be significantly harmed. For additional information regarding certain of the legal matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this Form 10-K and in Note 10 to the consolidated financial statements included in this Form 10-K. For information regarding the risks associated with the shareholder class action and the consolidated shareholder derivative action, see “We are a defendant in a class action and in a consolidated shareholder derivative action, and these lawsuits and any future such lawsuits may adversely affect our business, financial condition, results of operations and cash flows” above.

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

Any claims asserting that any of our products or services infringe or misappropriate proprietary rights of third parties, if determined adversely to us, could significantly affect our ability to conduct business and harm our results of operations. Any such claims, with or without merit, could:

●	be time-consuming;

●	result in costly and protracted litigation;

●	divert the efforts of our technical and management personnel;

●	require us to modify the products or services at issue or to develop alternative technology, thereby causing delivery delays and the loss or deferral of revenues;

●	require us to cease selling the products or services at issue;

●	require us to pay substantial damage awards;

●	expose us to indemnity claims from our customers;

●	damage our reputation; or

●	require us to enter into royalty or licensing agreements which, if required, may not be available on terms acceptable to us, if at all.

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

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to service our existing debt or debt we may incur

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our existing or new indebtedness, including our convertible senior notes and any indebtedness under our 2012 credit facility, depends on our future performance, which is subject to economic, financial, competitive and other factors, many of which are beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our existing or future debt obligations.

The issuance of shares of our Common Stock upon any conversion of our Convertible Senior Notes would dilute the ownership interest of our existing shareholders, including holders who had previously converted their Convertible Senior Notes

The issuance of shares of our Common Stock upon conversion of our Notes, including the effect on the conversion rate should a make whole adjustment event occur, would dilute the ownership interests of our existing shareholders. Any sales in the public market of our Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our Common Stock.

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

●	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

●	requiring the dedication of an increased portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes; and

●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

If we fail to comply with certain covenants under our Credit Facility, any borrowings must be repaid, we may be prevented from further borrowing and/or the Credit Facility may be terminated by the lenders

Our Credit Facility established in December 2012 imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of certain of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. The financial covenants in the related credit agreement require us to maintain a maximum leverage ratio below a specific threshold and minimum interest coverage above a specified threshold. The credit agreement also requires us, among other things, to timely deliver certain financial statements to the lenders. We may also be in default under the credit agreement if our payment obligations under the Notes are accelerated or if we are required to offer to repurchase the Notes in the event of any delisting of our common stock. Our failure to comply with such covenants and any such events under the Indenture could cause a default under the credit agreement. We may then be required to repay any borrowings under the Credit Facility with capital from other sources. We could also be blocked from borrowing or obtaining letters of credit under the Credit Facility and the Credit Facility could be terminated by the lenders. Under these circumstances, other sources of capital may not be available to us or may be available only on unfavorable terms. In the event of a default, it is possible that assets of the Company and certain of our subsidiaries may be attached or seized by the lenders. While we would otherwise be in default of our obligations under the credit agreement to deliver certain financial statements to the lenders and to comply with the financial reporting requirements under the Indenture, the lenders have agreed to extend the period for such deliveries and to provide temporary waivers of any default arising from our failure to comply with the Indenture. There can be no assurance, however, that any such waivers or extensions will be available in the future or will extend until such time as we are able to deliver all required financial statements under the credit agreement.

Because we are in default under the Indenture governing our Notes and are subject to potential delisting by Nasdaq, we may become subject to material financial obligations under the Indenture

Under the Indenture for our Notes, we are required to file with the trustee our reports that we file with the SEC within 15 days after they are required to be filed with the SEC. We are currently in default of this obligation and, following the filing of this Form 10-K, will remain in default due to our failure to file with the trustee within 15 days after its prescribed due date our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 First Quarter Form 10-Q”). If the trustee or the holders of at least 25% in aggregate principal amount of the Notes give us notice of, and direct us to cure, such default, and the default is not cured within 60 days after our receipt of such notice, then an event of default will occur. Upon any such event of default, we may elect that for the first 180 days (or such lesser amount of time during which the event of default continues), the sole remedy be the payment to the holders of the Notes of additional interest at an annual rate equal to 0.50% of the aggregate principal amount of the Notes. If we make such an election and the event of default is not cured within 180 days, or if we do not make such an election when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the Notes to be due and payable immediately. Under the Indenture, if our common stock were to cease to be listed on the Nasdaq Global Select Market as a result of the delayed filing of the 2014 First Quarter Form 10-Q or for any other reason, then any holder of Notes could require us to repurchase the holder’s Notes in accordance with the terms of the Indenture. In the event of any acceleration or repurchase obligations, sources of funding may not be available to us or may only be available on unfavorable terms. Any acceleration of the Notes or required offer to repurchase the Notes could have a material adverse effect on our liquidity and financial condition.

Our investment portfolio may become impaired by deterioration of the financial markets

We follow an established investment policy and set of objectives designed to preserve principal and liquidity, to generate a market return given the policy’s guidelines and to avoid certain investment concentrations. The policy also sets forth credit quality standards and limits our exposure to any one non-government issuer. Our investment portfolio as of December 31, 2013 consisted of money market funds, U.S. Treasury, government agency debt securities and corporate debt securities.

These investments are classified as available-for-sale and are recorded on our consolidated balance sheets at fair value. Although our investment portfolio’s amortized cost approximated fair value as of December 31, 2013, we cannot predict future market conditions or market liquidity, or the future value of our investments. As a result, we can provide no assurance that our investment portfolio will not be impaired in the future and that any such impairment will not materially and adversely impact our financial condition, results of operations and cash flows.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations

A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could adversely affect our reported financial results or the way we conduct our business and could have an adverse effect on our stock price.

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

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of the effectiveness of our internal control over financial reporting, have required, and continue to require, the commitment of significant financial and managerial resources. To the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement (such as the material weaknesses, discussed in Item 9A herein, that existed as of December 31, 2013), we may have to incur additional costs and divert management’s time and attention.

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

In addition, in May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued a new version of its internal control framework, which will be effective December 15, 2014. We have not yet developed a plan to integrate the 2013 edition of the COSO framework into our assessment of our internal controls over financial reporting.  We may determine, following implementation of the 2013 COSO framework, that deficiencies exist in our internal controls over financial reporting, which may adversely affect our financial results and result in a loss of investor confidence in the reliability of our financial statements.

Compliance with recently adopted rules of the SEC relating to “conflict minerals” may require us and our suppliers to incur substantial expense and may result in disclosure by us that certain minerals used in products we contract to manufacture are not “DRC conflict free”

The SEC recently adopted disclosure requirements under Section 1502 of the Dodd-Frank Act, regarding the source of certain conflict minerals for issuers for which such conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer, which are mined from the Democratic Republic of Congo (“DRC”) and adjoining countries. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Because Ixia contracts to manufacture products which may contain tin, tantalum, tungsten, or gold, we will be required under these rules to determine whether those minerals are necessary to the functionality or production of our products and, if so, the rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the DRC or an adjoining country (collectively referred to as “covered countries”). The time required to be spent by our management and the management of our suppliers in this endeavor could be significant. There may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. There can be no assurance that these costs will not have an adverse effect on our business, financial condition or results of operations. If we are unable to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, then we and our suppliers would be required to perform supply chain due diligence on the source and chain of custody of conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. The implementation of these requirements could affect the sourcing and availability of products we purchase from our suppliers and contract manufacturers. This may also reduce the number of suppliers who provide products containing conflict free metals, and may affect our ability to obtain products in sufficient quantities, in a timely manner or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may not be able to easily verify the origins for all metals used in our products. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. The new rule went into effect for calendar year 2013 and we filed our first disclosure report with the SEC on June 2, 2014.

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

Man-made problems such as cybersecurity attacks, computer viruses or terrorism may disrupt our operations and harm our business, reputation and operating results

Despite our implementation of network security measures, our network may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could have a material adverse effect on our business, operating results and financial condition. We are not aware of any security breaches or cyber-attacks to our networking infrastructure.

Our daily business operations require us to retain sensitive data such as intellectual property, proprietary business information and data related to customers, suppliers and business partners within our networking infrastructure. The ongoing maintenance and security of this information is pertinent to the success of our business operations and our strategic goals, and organizations like Ixia are susceptible to multiple variations of attacks on our networks on a daily basis.

Our networking infrastructure and related assets may be subject to unauthorized access by hackers, employee errors, or other unforeseen activities. Such issues could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information and data related to our customers, suppliers and business partners. To the extent that such disruptions occur, they may cause delays in the manufacture or shipment of our products and the cancellation of customer orders and, as a result, our business operating results and financial condition could be materially and adversely affected resulting in a possible loss of business or brand reputation.

In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruption to the economy and create further uncertainties in the economy. Energy shortages, such as gas or electricity shortages, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

Although we attempt to monitor our use of open source software to avoid subjecting our products to conditions we do not intend, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. Further, there have been claims against companies that distribute or use open source software in their products and services, asserting that open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming infringement of intellectual property rights in what we believe to be licensed open source software. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished in a timely manner, to allow third parties to use our products at no charge under the terms of that open source software license, or to make generally available, in source code form, our proprietary software, any of which could adversely affect our business, operating results, and financial condition.

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

Provisions of our articles of incorporation and bylaws may make it difficult for a third party to acquire us, despite the possible benefits to our shareholders

Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of our Common Stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, some provisions of our articles of incorporation and bylaws could delay or make more difficult a merger, tender offer or proxy contest involving us. Our articles of incorporation include provisions that limit the persons who may call special meetings of shareholders and establish advance notice requirements for nominations for election to our Board of Directors and/or for proposing matters that can be acted on by shareholders at shareholder meetings. These and other provisions of our articles of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in our control despite possible benefits to our shareholders, may discourage bids at a premium over the market price of our Common Stock and may harm the market price of our Common Stock and the voting and other rights of our shareholders.

Our stock price may continue to be volatile

The trading price of our Common Stock has fluctuated substantially in recent years. The trading price may be subject to future fluctuations in response to, among other events and factors: (i)  the global economic environment; (ii) variations in our quarterly operating results; (iii) the gain, loss or timing of significant orders; (iv) changes in earnings estimates by analysts who cover our stock or the stock of our competitors; (v) changes in our revenue and/or earnings guidance as periodically announced in our earnings calls or press releases; (vi) announcements of technological innovations and new products by us or our competitors; (vii) changes in domestic and international economic, political and business conditions; (viii) consolidation and general conditions in our industry; (ix) the announcement of significant transactions, such as a proposed business acquisition; and (x) changes in our executive management team. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in our industry that have been unrelated to the operating performance of these companies. These market fluctuations have affected and may continue to affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2013, our leased and owned properties in total provided us with aggregate square footage of approximately 509,000, of which approximately 1,000 square feet is owned. Our corporate headquarters are located in Calabasas, California, where we currently lease approximately 116,000 square feet of space which houses research and development, sales and marketing, finance and administration, and manufacturing operations. This lease terminates on May 31, 2023, with no extension options. We also lease office space for sales, support, marketing, operations and administration in the United Kingdom, Ireland, Germany, France, Finland, Sweden, Canada, South Korea, Japan, China, Singapore, India, Malaysia, United Arab Emirates, Spain, and Israel and in various states throughout the United States. Additionally, we have leased research and development facilities in Romania, India, and Canada. We believe that our existing properties, including both owned and leased sites, will be adequate to meet our needs for the next 12 months, or that we will be able to obtain additional space when and as needed on acceptable terms.

From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate future business needs.

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

	High	Low
2013
Fourth quarter	$16.33	$11.89
Third quarter	18.93	13.31
Second quarter	21.81	14.11
First quarter	22.50	17.20

2012
Fourth quarter	$17.40	$13.00
Third quarter	16.54	11.66
Second quarter	13.21	9.95
First quarter	14.88	9.75

On June 16, 2014, the closing sales price reported for our Common Stock was $12.07 per share, and as of that date there were approximately 19 shareholders of record.

We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future.

The following graph compares the cumulative total return on the Company's Common Stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the five-year period commencing December 31, 2008. Ixia is one of the companies that makes up the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indices on December 31, 2008, and their relative performance is tracked through December 31, 2013. These indices are included only for comparative purposes as required by the rules of the Securities and Exchange Commission and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s Common Stock. The stock price performance shown on the graph below is not necessarily indicative of future price performance. This graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Ixia under the Securities Act of 1933, as amended, or the Exchange Act.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Ixia	$100.00	$128.89	$290.31	$181.83	$293.77	$230.28
Nasdaq Composite Index	100.00	144.88	170.58	171.30	199.99	283.39
Nasdaq Telecommunications Index	100.00	137.81	148.84	131.52	136.58	189.00

(b)	Use of Proceeds

None.

(c)	Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statement of operations data set forth below for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are prepared on a consistent basis with the consolidated financial statements presented herein and are derived from other consolidated financial statement information.

	2013(3)	2012(4)	2011(5)	2010	2009(6)

Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues:
Products	$352,712	$330,315	$249,423	$227,682	$146,378
Services	114,544	83,119	61,947	50,825	34,357
Total revenues	467,256	413,434	311,370	278,507	180,735

Costs and operating expenses: (1)
Cost of revenues – products (2)	89,136	71,668	56,801	54,378	36,722
Cost of revenues – services	13,867	10,493	6,520	6,327	3,859
Research and development	117,502	98,169	75,101	72,488	53,977
Sales and marketing	137,724	117,214	87,011	79,986	60,374
General and administrative	47,158	45,607	33,648	35,142	28,061
Amortization of intangible assets	40,805	30,018	15,980	17,545	11,391
Acquisition and other related	6,920	11,861	1,100	2,991	6,179
Restructuring(7)	1,840	4,077	—	3,587	4,637
Total costs and operating expenses	454,952	389,107	276,161	272,444	205,200
Income (loss) from operations	12,304	24,327	35,209	6,063	(24,465)
Interest income and other, net(8)	6,269	2,255	2,059	10,970	2,160
Interest expense(9)	(7,771)	(7,215)	(7,200)	(480)	—
Other-than-temporary impairment on investments(10)	—	—	—	—	(2,761)
Income (loss) before income taxes	10,802	19,367	30,068	16,553	(25,066)
Income tax (benefit) expense(11)	(1,068)	(26,093)	3,355	3,723	16,183
Net income (loss)	$11,870	$45,460	$26,713	$12,830	$(41,249)

Earnings (loss) per share:
Basic	$0.16	$0.63	$0.39	$0.20	$(0.66)
Diluted	$0.15	$0.59	$0.37	$0.19	$(0.66)

Weighted average number of common and common equivalent shares outstanding:
Basic	75,757	72,183	69,231	65,157	62,710
Diluted	77,513	84,505	71,664	67,769	62,710

(1)	Stock-based compensation included in:
Cost of revenues – products	$550	$423	$402	$524	$478
Cost of revenues - services	209	162	153	198	182
Research and development	8,065	6,242	4,286	5,195	4,491
Sales and marketing	7,367	5,352	3,296	3,592	2,989
General and administrative	4,571	7,462	4,454	3,406	2,395

(2)

Cost of revenues – products excludes amortization of intangible assets, related to purchased technology of $26.0 million, $20.3 million, $10.8 million, $12.8 million and $9.2 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, which is included in Amortization of intangible assets.

(3)	During the year ended December 31, 2013, we completed the acquisition of Net Optics, Inc. for approximately $193.8 million.

(4)	During the year ended December 31, 2012, we completed the acquisition of Anue, Inc. and BreakingPoint Systems, Inc. for approximately $152.4 million and $163.7 million, respectively.

(5)	During the year ended December 31, 2011, we completed the acquisition of VeriWave, Inc. for approximately $15.8 million.

(6)

During the year ended December 31, 2009, we completed the acquisition of Catapult, Inc. and the aquissition of N2X product line for approximately $106.6 million and approximately $42.8 million, respectively.

(7)

In 2009, 2010, and 2012 our management approved, committed to and initiated a plan to restructure our operations in light of our acquisitions of Catapult, N2X, and BreakingPoint, respectively. In 2009, prior to the acquisition of Catapult, management approved, committed to and initiated a plan to restructure our operations (“Ixia Restructuring”). In 2013, management approved, committed to and initiated a plan to restructure certain operations related to our network test products.

(8)

In 2010, we recorded $8.9 million and $1.0 million, respectively, relating to (i) settlement proceeds received for claims asserted by us against our former investment manager for damages and losses relating to our previous investments in auction rate securities with an aggregate par value of $19.0 million, and (ii) proceeds received for the sale of certain of these auction rate securities that were previously written-off. In 2013, we recorded realized gains of $2.9 million related to the sale of previously written down auction rate and corporate debt securities.

(9)

In December 2010, we issued $200.0 million in aggregate principal amount of 3.00% convertible senior notes that mature on December 15, 2015, if not converted. Interest expense consists of interest due to the holders of our notes, as well as the amortization of the associated debt issuance costs. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During 2011, 2012 and 2013, we made interest payments of $6.0 million.

(10)	Our 2009 results include a pre-tax other-than-temporary impairment charge of $2.8 million to earnings related to our investments in auction rate securities.

(11)

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

	2013	2012	2011	2010	2009

Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$34,189	$47,508	$42,729	$76,082	$15,061
Short-term investments in marketable securities	51,507	126,851	156,684	151,696	10,337
Working capital	122,542	227,309	234,723	256,034	48,987
Long-term investments in marketable securities	—	3,119	185,608	111,440	53,582
Total assets	894,464	819,249	634,467	589,883	309,088
Convertible senior notes	200,000	200,000	200,000	200,000	—
Total liabilities	395,352	371,751	282,231	293,467	69,109
Total shareholders’ equity	499,112	447,498	352,236	296,416	239,979

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, many of which are outside of our control and are difficult for us to forecast or mitigate. The factors that could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us include the risks described elsewhere in this Form 10-K and in certain of our other Securities and Exchange Act Commission filings.

The consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Business Overview

We are a leading provider of converged Internet Protocol (IP) network validation and network visibility solutions. Equipment manufacturers, service providers, enterprises, and government agencies use our solutions to design, verify, and monitor a broad range of Ethernet, Wi-Fi, 3G, and 4G/LTE equipment and networks. Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services.

During 2013, total revenues increased 13.0% to $467.3 million from $413.4 million in 2012 due to the inclusion of a full year of revenues from our 2012 acquisitions of Anue and BreakingPoint which also enabled us to increase our business with service provider, enterprise and government customers. We also increased our addressable market with our December 2013 acquisition of Net Optics by broadening our products that we can offer current or future network visibility customers. We used existing cash and investments to fund the Net Optics acquisition, which caused our cash and investment balance (in the aggregate) to decline to $85.7 million as of December 31, 2013 from $177.5 million as of December 31, 2012. The use of our existing cash and proceeds from the sale of investments to finance the Net Optics acquisition was partially offset by the cash we generated from our operations of $86.5 million, which represents a 7.7% increase over the operating cash flow generated in 2012. During 2013, we did not utilize our $150.0 million senior secured revolving credit facility.

Establishment of Senior Secured Revolving Credit Facility. On December 21, 2012, we established a senior secured revolving credit facility (the “Credit Facility”) pursuant to a Credit Agreement (the “Credit Facility Agreement”) entered into with certain institutional lenders that provides for an aggregate loan amount of up to $150.0 million. The Credit Facility is available to be used to, among other things, fund our working capital needs, capital expenditures and for other general corporate purposes, including acquisitions, stock repurchases and any partial refinancing of our convertible senior notes. We may also request (but are not guaranteed) an increase in the Credit Facility by an amount of up to $50.0 million. The Credit Facility is scheduled to mature on December 21, 2016, subject to acceleration under certain circumstances during the six-month period beginning on June 15, 2015. See Note 3 to the consolidated financial statements included in this Form 10-K.

In connection with the delayed delivery to the lenders under our Credit Facility of our financial statements for the quarters ended September 30, 2013, December 31, 2013 and March 31, 2014 and of our audited financial statements for the fiscal year ended December 31, 2013, we have entered into agreements with the lenders that amended the Credit Facility Agreement to extend the dates for such deliveries. We otherwise would have been in breach of certain covenants under the Credit Facility Agreement. Most recently, on June 12, 2014, we amended the Credit Facility Agreement to extend the date for delivery of (i) our audited financial statements for the fiscal year ended December 31, 2013 to June 20, 2014 and (ii) our financial statements for the quarter ended March 31, 2014 to June 27, 2014. The Company intends to deliver such audited financial statements to the lenders on the date of the filing of this Form 10-K with the SEC.

Effective April 30, 2014, we entered into a waiver agreement with the lenders that included a waiver of any breach of the Credit Facility Agreement (which requires us to comply with the Indenture governing our Convertible Senior Notes (the “Notes”)) arising out of our failure to comply with certain covenants in the Indenture. Those covenants require us to timely file with the trustee under the Indenture our periodic financial and other reports that we are required to file with the SEC. Under the waiver, the lenders temporarily waived any default arising out of our failure to timely file with the trustee (i) our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “2013 Third Quarter Form 10-Q”), (ii) this Form 10-K and (iii) a Current Report on Form 8-K/A relating to our acquisition of Net Optics. that was due to be filed with the SEC no later than on February 18, 2014. The temporary waiver automatically expires on the earlier of (i) 60 days after receipt of notice from either the trustee or the holders of 25% of the principal amount of the Notes demanding that remedial action be taken in respect of the delayed filings and (ii) the occurrence of any other default or event of default under the Indenture. Our need for this waiver will expire upon the filing with the SEC of (i) our 2013 Third Quarter Form 10-Q, (ii) this Form 10-K and (iii) our Current Report on Form 8-K/A relating to Net Optics.

On May 15, 2014 we entered into an amendment and waiver agreement that included a waiver from the lenders of any breach of the Credit Facility Agreement arising out of our failure to comply with the provision in the Indenture that requires us to timely file with the trustee our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 First Quarter Form 10-Q”). This waiver is only effective as long as (i) no event of default occurs under the Indenture due to our failure to complete any necessary remedial action in respect of the delayed filing within 60 days of receipt of notice from either the trustee under the Indenture or the holders of 25% of the principal amount of our Notes demanding such remedial action (as of the date of the filing of this Form 10-K with the SEC, no such notice has been given) and (ii) no delisting of our common stock from the Nasdaq Global Select Market occurs. Because we are not currently in compliance with the Nasdaq rule that requires the timely filing of our periodic financial reports with the SEC, our common stock is subject to delisting from the Nasdaq Global Select Market. See Note 3 to the consolidated financial statements included herein.

Acquisition of Net Optics, Inc. On December 5, 2013, we completed our acquisition of all of the outstanding shares of common stock and other equity interests of Net Optics, Inc. (“Net Optics”). The aggregate cash consideration paid totaled $193.8 million, or $191.8 million net of Net Optics’ existing cash and cash equivalents balances at the time of the acquisition. The acquisition was funded from our existing cash and sale of investments. Net Optics is a leading provider of total application and network visibility solutions. The acquisition of Net Optics solidifies our position as a market leader with a comprehensive product offering including network packet brokers, comprehensive physical and virtual taps and application aware capabilities. Additionally, the acquisition has expanded our product portfolio, strengthens our service provider and enterprise customer base and broadens our sales channel and partner programs. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Net Optics’ net identifiable assets acquired and, as a result, we have recorded goodwill in connection with this transaction. The results of operations of Net Optics have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 2 to the consolidated financial statements included in this Form 10-K.

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

Acquisition of Anue Systems, Inc. On June 1, 2012, we completed our acquisition of all of the outstanding shares of capital stock, and all other equity interests of Anue Systems, Inc. (“Anue”). The aggregate consideration paid totaled $152.4 million, or $148.7 million net of Anue’s existing cash and cash equivalents balances at the time of the acquisition. The acquisition was funded from our existing cash and sale of investments. Anue provides solutions to monitor and test complex networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. The results of operations of Anue have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 2 to the consolidated financial statements included in this Form 10-K.

Revenues. Our revenues are principally derived from the sale and support of our network test and visibility solutions.

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

During the three years ended December 31, 2013, our network test Ethernet interface cards, including our 1 Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, represented the majority of our product revenues. During 2013, our 10 Gigabit Ethernet interface cards continued to be our strongest seller, but we also saw significant year-over-year demand for our 40/100 Gigabit Ethernet cards as a result of network infrastructure upgrades. Over the longer term, while we expect the sale of our network test Ethernet interface cards to represent a significant amount of our revenues, we expect to see some decline as a percentage of total revenues as the sales of our network visibility and other network test solutions increase.

Sales to our two largest customers, AT&T and Cisco Systems, accounted for $116.3 million, or 24.9%, of our total revenues in 2013, $86.3 million, or 20.9%, of our total revenues in 2012 and $55.6 million, or 17.8%, of our total revenues in 2011. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers for the foreseeable future, we expect to continue to see some declines as a percentage of total revenues, given that we expect to to sell our products to a wider variety and increasing number of service providers, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2013 acquisition of Net Optics and our 2012 acquisitions of Anue and BreakingPoint will continue to further diversify our customer base.

From a geographic perspective, we generated revenues from shipments to international locations of $172.5 million, or 36.9% of our total revenues, in 2013, $171.4 million, or 41.4% of our total revenues, in 2012, and $153.9 million, or 49.4%, of our total revenues, in 2011. During 2013, our total revenues generated from shipments to international locations decreased in percentage terms when compared to the same period in 2012, due primarily to our 2012 acquisitions of Anue and BreakingPoint, which have a higher concentration of revenue in the United States as compared to Ixia. Over the next 12 months, we expect to leverage and expand our international sales force to sell our Anue and BreakingPoint products to a more global customer base, and as a result, we expect to increase our percentage of revenue from shipments to international locations over time. Total revenues from product shipments to Japan were $36.4 million, or 7.8%, of our total revenues in 2013, $43.6 million, or 10.6%, of our total revenues in 2012, and $29.4 million, or 9.4%, of our total revenues in 2011.

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on the estimated fair values for accounting purposes on the grant date. For the years ended December 31, 2013, 2012 and 2011, stock-based compensation expense was $20.8 million, $19.6 million and $12.6 million, respectively. Our stock-based compensation expense increased for the year ended December 31, 2013 as compared to 2012 due in part to (i) a full year of stock-compensation for share-based awards granted in the second half of 2012 to Anue and Breaking Point employees as part of our 2012 acquisitions of Anue and BreakingPoint and (ii) an increase in the number of participants in our employee stock purchase plan. The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2014 through 2017 related to unvested share-based awards as of December 31, 2013 was approximately $26.3 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California; Austin, Texas and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and cost of extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $26.0 million, $20.3 million and $10.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, which are included within our Amortization of intangible assets line item on our consolidated statements of operations.

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

Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition, other related and restructuring expenses discussed below, to increase in 2014 when compared to 2013, due primarily to a full year of expenses from our acquisition of Net Optics in December 2013.

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

Interest expense consists of interest due to the holders of our 3.00% convertible senior notes issued in December 2010 and interest expense pertaining to our Credit Facility established in December 2012, as well as the amortization of the associated debt issuance costs and commitment fees on the unused portion of the Credit Facility. See Note 3 to the consolidated financial statements included in this Form 10-K.

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

During the year ended December 31, 2012, we released $34.8 million of our valuation allowance previously established against our U.S. deferred tax assets. Management’s conclusion to release the valuation allowance was due to, among other reasons, (i) the three-year cumulative pre-tax accounting income realized in the U.S., (ii) the significant utilization of its net operating loss carryfowards and R&D credits during 2011, and 2012, and (iii) the significant net deferred tax liabilities recorded in connection with the 2012 acquisitions of Anue and BreakingPoint. We continue to maintain a valuation allowance in the amount of $3.2 million and $900,000 against our U.S. and Australian deferred tax assets, respectively. The release of the remaining valuation allowance, or a portion thereof, will have a favorable impact on our effective tax rate. We will continue to monitor the need for a valuation allowance each reporting period, and at this time, it is uncertain when and if such a release may occur.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which includes a reinstatement of the federal research and development credit for the tax year ended December 31, 2012. The 2012 research and development tax benefit in the amount of $2.6 million was recorded in 2013.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

●

Revenue Recognition Policy. We exercise significant judgment and use estimates in connection with the determination of the amount of revenue that is recognized in each accounting period and the allocation of those amounts to either product or services revenue. We recognize our revenue in accordance with authoritative guidance on both hardware and software revenue recognition. For our hardware and software products, and related services, we recognize revenue based on the following four criteria: whether (i) evidence of an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., risks and rewards of ownership have passed to the customer); (iii) the sales price is fixed or determinable; and (iv) collectibility is deemed reasonably assured (or probable for software-related deliverables). Provided that the above criteria are met, revenue from hardware and software product sales is typically recognized upon shipment and service revenues are recognized as the services are provided or completed. Our service revenues from our initial and separately purchased technical support, warranty and software maintenance arrangements are recognized on a straight-line basis over the applicable contractual period.

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

When sales arrangements involve a combination of hardware and software elements, we use a two-step process to allocate value to each element in the arrangement. First, we allocate the total arrangement fee to the separate non-software deliverables (e.g., chassis, interface cards, and software post contract customer support and maintenance (“PCS”) related to our operating system software that is essential to the functionality of our hardware platform) and the software-related deliverables as a group (e.g., application software and software PCS) based on a relative selling price (“RSP”) method applied to all elements in the arrangement using the selling price hierarchy. Then, we allocate the value assigned to the software group for the software-related deliverables to each software element based on the residual method, whereby value is allocated first to the undelivered elements, typically PCS, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met.

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

The allocation of value to each deliverable in a multiple element arrangement is completed at the inception of an arrangement, which is typically the receipt of a customer purchase order. While changes in the allocation of the estimated selling price between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations.

The allocated value of each non-software deliverable is then recognized as revenue when each element is delivered, provided all of the other revenue recognition criteria discussed above have been met. For software deliverables, the total software group allocation (or total arrangement consideration for customer orders that include only software products and related services) is assigned to each deliverable based on VSOE in accordance with software revenue recognition guidance as described under step two of the allocation process above. We determine VSOE of fair value based on a bell-shaped curve approach, considering the actual sales prices charged to customers when the same element is sold separately, provided it is substantive. As we do not sell our software products without technical support, warranty and software maintenance services, we are unable to establish VSOE for our software products, and therefore use the residual method under the software revenue recognition guidance to allocate the software group (or arrangement) value to each software deliverable. Under the residual method, the software group (or arrangement) value is allocated first to the undelivered elements, typically technical support, warranty and software maintenance services based on VSOE, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met. If VSOE cannot be established for an undelivered element within the software group (or arrangement), we defer the entire value allocated to the software group (or arrangement) until the earlier of (i) delivery of all elements (other than technical support, warranty and software maintenance services, provided VSOE has been established) or (ii) establishment of VSOE of the undelivered element(s). If the only undelivered element(s) relates to a service for which VSOE has not been established, the entire allocated value of the software group (or arrangement) is recognized as revenue over the longer of the service or contractual period of the technical support, warranty and software PCS. Refer to Note 1, Significant Accounting Policies, for further detail regarding the allocation of value and revenue recognition timing on multiple element revenue arrangements.

Our pricing practices may be required to be modified as our business and offerings evolve over time, which could result in changes in selling prices, including both VSOE and BESP, in subsequent periods. In determining BESPs, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. The facts and circumstances we may consider include, but are not limited to, prices charged for similar offerings, if any, our historical pricing practices as well as the nature and complexity of different technologies being licensed, geographies and the number of users allowed for a given license.

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

●

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

●

Write-Down of Obsolete Inventory. We write down inventory for estimated obsolescence, excessive quantities or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon market and economic conditions; technology changes, new product introductions, and changes in strategic business direction; and requires estimates that may include elements that are uncertain. If actual future demand is less favorable than our initial estimate, additional inventory write-downs may be required and would be reflected in cost of goods sold in the period the revision is made. Once written down, the inventory reserves are not reversed.

●

Allowance for Doubtful Accounts. We review the allowance for doubtful accounts monthly and provisions are made upon a specific review of all significant past due receivables. For those receivables not specifically reviewed, provisions are provided at a general rate that considers historical write-off experience and current economic trends. . We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances for doubtful accounts. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operating results. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

●

Income Taxes. We operate in numerous states and countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions.  Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations.  Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In determining whether we need to record a valuation allowance against our deferred tax assets, management must make a number of estimates, assumptions and judgments, including estimates of future earnings and taxable income. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The determination to record or release valuation allowances requires significant judgment. During 2013, management concluded that it is more likely than not that all of its U.S. deferred tax assets, with the exception of its U.S. deferred tax assets for capital loss carry-forwards, will be realized.  Management’s conclusion was due to, among other reasons, (i) the three-year cumulative pre-tax accounting income realized in the U.S. and (ii) the significant utilization of its net operating loss carry-forwards and R&D credits during 2013, 2012 and 2011.

Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our tax return liabilities.  Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. We may provide for estimated liabilities in our consolidated financial statements associated with uncertain tax return filing positions that are subject to audit by various tax authorities.  Because the determinations of our annual provisions are subject to assumptions, judgments and estimates, it is likely that actual results may vary from those recognized in our consolidated financial statements.  As a result, additions to, or reductions of, income tax expense will occur each year for prior reporting periods as our estimates or judgments change, or as actual tax returns and tax audits are settled.  We recognize any such prior year adjustment in the discrete quarterly period in which it is determined.

●

Goodwill. We record goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. We review our goodwill for impairment annually, or more frequently when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The impairment evaluation includes a comparison of the carrying value of the reporting unit to its fair value. If the reporting unit fair value exceeds its carrying value, then no impairment exists. If the fair value does not exceed its carrying value, then additional analysis is performed to determine the amount of any goodwill impairment. Assumptions and estimates about fair values of our goodwill are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.

●

Long-lived Asset Valuation (Intangible Assets and Property, Plant and Equipment). We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. No such impairment charges were recorded during the years ended December 31, 2013, 2012 and 2011.

●

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are recognized based on the estimated fair values for accounting purposes on the grant date. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of stock options and employee stock purchase rights. We use the grant date closing share sales price of a share of our common stock to estimate the fair value for accounting purposes of restricted stock units. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are estimated based on historical data. The risk-free interest rate assumption is based on observed interest rates appropriate for the lives of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. We recognize stock-based compensation expense based on the graded, or accelerated multiple-option, approach over the vesting period.

●

Impairment of Marketable Securities. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of December 31, 2013 and have determined that no investments with unrealized losses are other-than-temporarily impaired.

●

Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, and record accruals when the loss is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances of each situation and in some instances based in part on the advice of outside legal counsel.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	2013	2012	2011

Revenues:
Products	75.5%	79.9%	80.1%
Services	24.5	20.1	19.9
Total revenues	100.0	100.0	100.0

Costs and operating expenses: (1)
Cost of revenues - products (2)	19.1	17.3	18.2
Cost of revenues - services	3.0	2.5	2.1
Research and development	25.1	23.7	24.2
Sales and marketing	29.5	28.4	27.9
General and administrative	10.1	11.0	10.8
Amortization of intangible assets	8.7	7.3	5.1
Acquisition and other related	1.5	2.9	0.4
Restructuring	0.4	1.0	—
Total costs and operating expenses	97.4	94.1	88.7
Income from operations	2.6	5.9	11.3
Interest income and other, net	1.3	0.5	0.7
Interest expense	(1.7)	(1.7)	(2.3)
Income before income taxes	2.2	4.7	9.7
Income tax (benefit) expense	(0.2)	(6.3)	1.1
Net income	2.4%	11.0%	8.6%

(1)	Stock-based compensation included in:
Cost of revenues - products	0.1%	0.1%	0.1%
Cost of revenues - services	0.0	0.0	0.0
Research and development	1.7	1.5	1.4
Sales and marketing	1.6	1.3	1.1
General and administrative	1.0	1.8	1.4

(2)

Cost of revenues – products excludes amortization of intangible assets, related to purchased technology of $26.0 million, $20.3 million and $10.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in Amortization of intangible assets.

Comparison of the Years Ended December 31, 2013 and 2012

As a result of our acquisitions of Net Optics (“Net Optics”) on December 5, 2013, Anue Systems, Inc. (“Anue”) on June 1, 2012, and BreakingPoint Systems, Inc. (“BreakingPoint”) on August 24, 2012 (the “2012 Acquisitions”), our 2013 and 2012 consolidated results of operations include the financial results of these acquisitions from their respective acquisition dates. To assist the readers of our financial statements in reviewing our year-over-year consolidated operating results, we have estimated the impacts of these acquisitions for the applicable periods in the related statement of operations sections below.

Revenues. In 2013, total revenues increased 13.0% to $467.3 million from $413.4 million in 2012. The increase in total revenues for 2013 and 2012 included $138.2 million and $54.9 million related to the 2012 Acquisitions. Total revenues for 2013 included $4.8 million related to the 2013 acquisition of Net Optics. Excluding the revenues from our 2013 acquisition of Net Optics and the 2012 Acquisitions, revenues decreased by $34.3 million or 9.6%, to $324.2 million in 2013 primarily due to a $25.6 million decrease in shipments of our hardware products (primarily our core network test Gigabit and 10 Gigabit Ethernet interface cards) partially offset by an increase in the recognition of revenues from initial and extended technical support, warranty and software maintenance services. The year-over-year decrease in shipments of our hardware products (primarily our core network test Gigabit and 10 Gigabit Ethernet interface cards), was a byproduct of the challenges we saw in the test market (e.g., reduced spend from our network equipment manufacturer customers, as well as increased pricing pressures). While our Gigabit and 10 Gigabit Ethernet interface cards declined in terms of dollar volume on a year-over-year basis, we saw an increase in shipments of our 40 and 100 Gigabit Ethernet interface cards as our customers move to next generation higher speed network infrastructures.

Total revenue from services increased 37.8% to $114.5 million from $83.1 million in 2012. Total services revenues for 2013 and 2012 included $40.2 million and $11.8 million related to the 2012 Acquisitions. Excluding the services revenues from our 2013 acquisition of Net Optics and the 2012 Acquisitions, services revenues increased by $3.0 million or 4.2%, to $74.3 million in 2013.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 22.0 % in 2013 from 19.8% in 2012. The increase in total cost of revenues as a percentage of total revenues was primarily due to the increase in our cost of product revenues as a percentage of total revenues, which was 19.1% in 2013 as compared to 17.3% in 2012. The increase from the prior year to the current year was primarily driven by larger year-over-year percentage increase in personnel and related costs and material-related costs, including additional charges related to inventory excess and obsolescence when compared to our growth in total revenues. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $26.0 million and $20.3 million for the years ended December 31, 2013 and 2012, respectively, which are included within our Amortization of intangible assets line item on our consolidated statements of operations.

Research and Development Expenses. In 2013, research and development expenses increased 19.7% to $117.5 million from $98.2 million in 2012. Research and development costs attributable to the activities of the acquired operations were approximately $31.7 million and $11.4 million for 2013 and 2012, respectively. Research and development costs included stock-based compensation expense of $8.1 million and $6.2 million for 2013 and 2012, respectively.

Excluding activities of the acquired operations and stock-based compensation, research and development expenses in 2013 decreased 3.5% to $77.8 million compared to $80.6 million in 2012. This decrease was primarily due to a decrease in compensation and related employee costs of $2.9 million. The decrease in compensation and related employee costs was primarily a result of lower bonus expense as we did not fully achieve our annual company-wide objectives in 2013.

We believe that continuing our investments in research and development is critical to attaining our strategic objectives. We plan to continue to strategically invest in research and development and new products/technology that will further differentiate us in the marketplace. However, we do not expect our research and development costs to significantly increase as a percentage of revenues in future quarters as we will look to instead re-allocate our existing spend to these new areas/initiatives.

Sales and Marketing Expenses. In 2013, sales and marketing expenses increased 17.5% to $137.7 million from $117.2 million in 2012. Sales and marketing expenses attributable to the activities of the acquired operations were approximately $34.3 million and $19.0 million for 2013 and 2012, respectively. Sales and marketing costs included stock-based compensation expense of $7.4 million and $5.4 million for 2013 and 2012, respectively.

 Excluding activities of the acquired operations and stock-based compensation, sales and marketing expenses in 2013 increased 3.4% to $96.0 million compared to $92.8 million in 2012. This increase was primarily due to an increase in (i) marketing events and related costs (e.g., trade shows) of $2.9 million, (ii) net compensation and related employee costs of $1.4 million, and (iii) travel costs of $1.0 million. These increases were partially offset by a decrease in depreciation expense related to demonstration equipment. The increase in compensation and related employee costs was primarily due to increased headcount in sales and marketing personnel.

General and Administrative Expenses. In 2013, general and administrative expenses increased 3.5% to $47.2 million from $45.6 million in 2012. General and administrative expenses attributable to the activities of the acquired operations were approximately $4.2 million and $2.6 million for 2013 and 2012, respectively. General and administrative expenses included stock-based compensation expense of $4.6 million and $7.5 million for 2013 and 2012, respectively.

Our general and administrative expenditures in 2013 included charges of $1.5 million related to the internal investigation initiated by the Audit Committee of the Board of Directors as a result of the resignation of our former chief executive officer (Victor Alston) and $1.0 million for costs related to the April 2013 restatement of certain of our previously filed financial statements. These charges were partially offset by $1.2 million of proceeds from the settlement of a legal matter in the first quarter of 2013. Our general and administrative expenditures in 2012 included charges of $1.7 million incurred in the first quarter of 2012 in connection with the transition of our former chief executive officer (Atul Bhatnagar) and $401,000 incurred in the second quarter of 2012 to settle a legal matter.

Excluding activities of the acquired operations, stock-based compensation and the charges and settlements noted above, general and administrative expenses in 2013 increased 10.4% to $37.0 million compared to $33.5 million in 2012. This increase was primarily due to an increase in professional services fees (e.g., accounting and legal services) and outside services (e.g., certain IT infrastructure and support costs) of $1.5 million and $1.1 million, respectively.

Amortization of Intangible Assets. In 2013, amortization of intangible assets increased 35.9% to $40.8 million from $30.0 million in 2012. These increases were primarily due to the full year and incremental amortization of intangibles related to our 2012 Acquisitions, and to a lesser extent, the 2013 Net Optics acquisition, partially offset by the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Expenses. Acquisition and other related expenses for 2013 and 2012 were $6.9 million and $11.9 million, respectively. For 2013, acquisition and other related expenses were principally due to our 2013 Net Optics acquisition and consisted of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting and tax services, integration related consulting fees, certain employee, facility and infrastructure costs, and other acquisition-related costs. For 2012, acquisition and other related expenses were principally due to our 2012 Acquisitions and consisted of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting and tax services, integration related consulting fees, amortization of deferred compensation payable to certain pre-acquisition employees of BreakingPoint, certain employee, facility and infrastructure costs, and other acquisition-related costs.

Restructuring. Restructuring expenses for 2013 totaled $1.8 million and consisted primarily of one-time employee termination benefits. During the fourth quarter of 2013, our management approved, committed to and initiated a plan to restructure our operations primarily impacting our offshore research and development group in India. The restructuring was substantially completed during the fourth quarter of 2013, and included a net reduction in force of approximately 120 positions.

Restructuring expenses for 2012 totaled $4.1 million and consisted primarily of one-time employee termination benefits, costs related to the closure of our office in Melbourne, Australia, and other associated costs. During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our August 2012 acquisition of BreakingPoint (the “BreakingPoint Restructuring”). The BreakingPoint Restructuring was substantially completed during the fourth quarter of 2012, and included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). For additional information, see Note 4 to the consolidated financial statements.

Interest Income and Other, Net. Interest and other income, net increased to $6.3 million in 2013 from $2.3 million in 2012. These increases were primarily due to a $2.9 million realized gain recorded during the second quarter of 2013 for the sale of certain auction rate securities that were previously written-down and a $1.0 million realized gain recorded during the third quarter of 2013 for the sale of corporate bonds that were previously written-down.

Interest expense. Interest expense, including the amortization of debt issuance costs, were $7.8 million and $7.2 million for 2013 and 2012. Interest expense relates to our convertible senior notes issued during December 2010, as well as the amortization of deferred issuance costs and commitment fees related to our credit facility, which we established in December 2012. For additional information, see Note 3 to the consolidated financial statements.

Income Tax Expense. Income tax benefit was ($1.1) million, or an effective rate of (9.9%), in 2013 as compared to an income tax benefit of ($26.1) million, or an effective rate of (134.7%), in 2012. The lower effective tax rate of (9.9%) when compared to the federal statutory income tax rate was mainly due to R&D credits generated during the year, benefit recorded for the 2012 Federal R&D credit during the first quarter of 2013 as a result of the statutory extension of the credit during the first quarter, and the release of accrual for uncertain tax benefits. The lower effective tax rate in 2012 of (134.7%) when compared to the federal statutory income tax rate was primarily due to the $34.8 million partial release of valuation allowances against its U.S. deferred tax assets.

Our effective tax rate also differs from the federal statutory rate due to state taxes, significant permanent differences, federal and foreign tax rate differences, inter-company royalties, research and development tax credits and adjustments to our valuation allowance. Significant permanent differences arise due to stock-based compensation expense that are not expected to generate a tax deduction, such as stock-based compensation expenses on grants to foreign employees, offset by tax benefits from disqualifying dispositions. For additional information, see Note 9 to the consolidated financial statements.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence.  Objectively verifiable evidence includes the Company’s significant realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards during the year.

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

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 19.8% in 2012 from 20.3% in 2011. Excluding the impact of our 2012 Acquisitions, our cost of revenues as a percentage of total revenues in 2012 increased slightly to 20.8%, primarily due to increases in personnel-related costs attributable to professional services and technical support. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $20.3 million and $10.8 million for the years ended December 31, 2012 and 2011, respectively, which are included within our Amortization of intangible assets line item on our consolidated statements of operations.

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

Restructuring. Restructuring expenses for 2012 totaled $4.1 million and consisted primarily of one-time employee termination benefits, costs related to the closure of our office in Melbourne, Australia, and other associated costs. During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our August 2012 acquisition of BreakingPoint (the “BreakingPoint Restructuring”). The BreakingPoint Restructuring was substantially completed during the fourth quarter of 2012, and included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). There were no restructuring expenses incurred in 2011. For additional information, see Note 4 to the consolidated financial statements.

Interest Income and Other, Net. Interest and other income, net increased to $2.3 million in 2012 from $2.1 million in 2011.

Interest expense. Interest expense, including the amortization of debt issuance costs, was $7.2 million for each of 2012 and 2011, and related to our convertible senior notes issued during December 2010. Interest expense, including the amortization of debt issuance costs, pertaining to our Credit Facility was not significant for 2012. For additional information, see Note 3 to the consolidated financial statements.

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

The following table sets forth our cash and short- and long-term investments as of December 31, 2013, 2012 and 2011 (in thousands):

	As of December 31,
	2013	2012	2011

Cash and cash equivalents	$34,189	$47,508	$42,729

Short-term marketable securities	51,507	126,851	156,684

Long-term marketable securities	-	3,119	185,608
	$85,696	$177,478	$385,021

Our cash, cash equivalents and short- and long-term investments, when viewed as a whole, decreased to $85.7 million as of December 31, 2013 from $177.5 million as of December 31, 2012, primarily due to the $188.3 million of net cash used for our 2013 acquisition of Net Optics and capital expenditures of $12.1 million. These amounts were partially offset by the $86.5 million in net cash provided by our operating activities and $19.4 million of cash generated from the exercises of share-based option awards.

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

Of our total cash, cash equivalents and short and long-term investments, $25.3 million and $22.5 million was held outside of the United States in various foreign subsidiaries as of December 31, 2013 and December 31, 2012, respectively.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $91.8 million and $80.4 million at December 31, 2013 and 2012, respectively. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely outside of the U.S. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were distributed to the United States in the form of dividends or otherwise, it would be included in our U.S. taxable income and we would be subject to additional U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. We had no exposure to European sovereign debt as of December 31, 2013.

The following table sets forth our summary cash flows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011

Cash provided by operating activities	$86,500	$80,314	$61,331
Cash used in investing activities	(121,710)	(104,216)	(111,424)
Cash provided by financing activities	21,891	28,681	16,740

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

Net cash provided by operating activities was $86.5 million for the year ended December 31, 2013 compared to $80.3 million for the year ended December 31, 2012. This increase in cash flow generated from operations was primarily driven by higher revenues from our 2012 acquisitions of Anue and BreakingPoint (full year of activity in 2013), partially offset by a much smaller increase in accounts receivable balances in 2013 compared to 2012. Cash was also impacted by a $3.1 million decrease in working capital changes resulting from an increase in inventory in 2013 as compared to 2012 and the timing of payments made on accounts payable and accrued liabilities (i.e., higher accrued balances as of December 31, 2013 as compared to December 31, 2012) partially offset by and an increase in deferred revenues in 2013 as compared to 2012 from a higher volume of extended warranty and software maintenance contracts.

Net cash provided by operating activities was $80.3 million for the year ended December 31, 2012 compared to $61.3 million for the year ended December 31, 2011. This increase in cash flow generated from operations was primarily due to a $17.4 million increase related to net working capital changes in 2012 as compared to 2011. The working capital changes were principally due to the timing of payments of accounts payable and accrued liabilities (i.e., higher accrued balances as of December 31, 2012 as compared to December 31, 2011), such as the higher bonus payables as of December 31, 2012 as compared to December 31, 2011, and an increase in deferred revenues in 2012 as compared to 2011 primarily due to an increase in extended warranty and software maintenance contracts in 2012 as compared to 2011. These increases in working capital were partially offset by the increase in our accounts receivable balances in 2012 when compared to 2011 (due primarily to the higher sales levels in 2012).

Cash Flows from Investing Activities

Our cash inflow from investing activities principally relates to proceeds from the sale and maturities of our investments in marketable securities. Our primary uses of cash from investing activities are for payments to acquire products, technologies and businesses, purchases of marketable securities investments and capital expenditures to support our growth. Going forward, we expect our cash flows from investing activities to fluctuate based on the number of product, technology and/or business acquisitions, if any, we close using cash, and the timing of our sales, maturities and purchases of marketable securities.

Net cash used in investing activities was $121.7 million and $104.2 million for the years ended December 31, 2013 and 2012, respectively. Excluding marketable securities purchases and proceeds, net cash used in investing activities was $201.3 million and $317.5 million in 2013 and 2012, respectively. The decrease in net cash used in 2013 was primarily due to less aggregate cash used for our acquisition of Net Optics in 2013 as compared to our acquisitions of Anue and BreakingPoint in 2012.

Net cash used in investing activities was $104.2 million and $111.4 million for the years ended December 31, 2012 and 2011, respectively. Excluding marketable securities purchases and proceeds, net cash used in investing activities was $317.5 million and $31.5 million in 2012 and 2011, respectively. The increase in net cash used in 2012 was primarily due to the 2012 Acquisitions, which resulted in aggregate cash used, net of cash acquired, of $299.0 million.

Cash Flows from Financing Activities

Prior to December 2010, our cash inflow from financing activities had been principally related to proceeds from the exercise of stock options and employee stock purchase plan options. On December 7, 2010, we raised $194.0 million in net proceeds from the issuance of convertible senior notes. On December 21, 2012, we entered into a credit agreement under which we established a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders that provides for an aggregate loan amount of up to $150.0 million. No amounts were drawn down under this Credit Facility as of December 31, 2013. Going forward, we expect our cash flows from financing activities to fluctuate based on (i) the number of exercises of share-based awards which is partially dependent on the performance of our stock price and (ii) the utilization of our Credit Facility. If deemed appropriate, and approved by our Board of Directors, we may raise capital through additional debt or equity financings, refinance our existing debt, or initiate stock buyback programs.

Net cash provided by financing activities was $21.9 million and $28.7 million for the years ended December 31, 2013 and 2012, respectively. This decrease in cash flow provided by financing activities was primarily due to a $7.2 million decrease in proceeds received from exercises of share-based awards in 2013 as compared to 2012.

Net cash provided by financing activities was $28.7 million and $16.7 million for the years ended December 31, 2012 and 2011, respectively. This increase in cash flow provided by financing activities was primarily due to a $9.9 million increase in proceeds received from exercises of share-based awards, partially offset by a $947,000 payment of debt issuance costs related to our Credit Facility established in December 2012.

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

We have received extensions from the lenders under the Credit Facility in connection with the delays in the deliveries to the lenders of our financial statements for the quarters ended September 30, 2013, December 31, 2013 and March 31, 2014 and of our audited financial statements for the fiscal year ended December 31, 2013. Upon the filing of this Form 10-K, we will have completed all such deliveries other than with respect to the deliverable for the quarter ended March 31, 2014. An amendment dated June 12, 2014 to the Credit Facility Agreement provides an extension through June 27, 2014 for the submission to the lenders of our condensed consolidated financial information for the first quarter of 2014. Should we fail to complete appropriate remedial action regarding such delayed filing prior to the expiration of such waiver, we will be in default under the Credit Facility and will not be able to effect borrowings thereunder. The lenders may also deem any breach of our covenants under the Indenture governing our Notes to be a breach of the Credit Facility Agreement, which requires that we comply with the provisions of the Indenture. We have received temporary waivers from the lenders in respect of our delayed filings with the SEC to the extent such noncompliance with the Indenture may constitute an event of default under the Credit Facility Agreement. See Note 3 to the consolidated financial statements included herein.

Nonetheless, we may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; however, there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in the U.S. capital markets and the timely filing of our periodic reports with the Commission, and our failure to timely file this Form 10-K, the 2013 Third Quarter Form 10-Q and the 2014 First Quarter Form 10-Q with the SEC currently limits our ability to access the capital markets using short-form registration.

Our Notes were issued under an Indenture dated as of December 21, 2010 (the “Indenture”) that includes various default provisions, which, under certain circumstances, could result in the acceleration of our repayment obligations under the Notes and/or an increase for up to 180 days in the overall interest rate charged on the Notes. On approximately May 1, 2014, the trustee under the Indenture provided us with notice that we were in default under the Indenture of our obligation to timely file with the trustee this Form 10-K, our 2013 Third Quarter Form 10-Q and a Current Report on Form 8-K/A relating to our acquisition of Net Optics. that was required to be filed with the SEC no later than on February 18, 2014. The trustee’s notice directed us to cure these defaults. If we do not cure the defaults within 60 days after our receipt of the notice and unless we obtain a waiver from the holders of more than 50% in aggregate principal amount of the Notes, an “event of default” will occur under the Indenture. Upon an event of default, we may, and intend to, elect that for the first 180 days thereafter (or such lesser amount of time during which the event of default continues), the sole remedy will be the payment to the holders of the Notes of additional interest at an annual rate equal to 0.50%. If we elect to pay additional interest and the event of default is not cured within 180 days, or if we do not make such an election when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the principal amount of the Notes to be due and payable immediately. In the event that after the date of the filing of this Form 10-K the trustee or the holders of at least 25% aggregate principal amount of the Notes provide us with notice of and directs us to cure the default under the Indenture that relates to our not having timely filed our 2014 First Quarter Form 10-Q with the trustee, then we will be subject to the 60-day cure period and other consequences discussed above.

The Indenture provides that if our common stock ceases to be listed on the Nasdaq Global Select Market, then any holder of the Notes could require us to repurchase the holder’s Notes in accordance with the terms of the Indenture. In May 2014, The NASDAQ Stock Market LLC (“Nasdaq”) notified us that due to our delay in filing this Form 10-K, the 2013 Third Quarter Form 10-Q and the 2014 First Quarter Form 10-Q, our common stock would be delisted unless we timely requested a hearing before a Nasdaq Listings Qualification Panel (the “Panel”). The Company timely requested such a hearing, which was held on June 12, 2014. At the hearing, the Company presented an updated plan to regain compliance with the Nasdaq requirement that we be timely in the filing of our periodic financial reports with the SEC and requested an extension of time for the filing of our delinquent reports. After filing this Form 10-K and the 2013 Third Quarter Form 10-Q with the SEC, we will continue to be delinquent in the filing of our periodic financial reports with the SEC due to our delay in filing the 2014 First Quarter Form 10-Q. The delisting of our common stock has been stayed until the Panel’s decision regarding our listing status has been issued.

Any acceleration of our repayment obligations or requirement that we pay additional interest under the Notes, or any requirement that we offer to repurchase the Notes, could materially and adversely impact our liquidity.

Contractual Obligations

Our significant financial commitments at December 31, 2013 are as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Operating leases (1)	54,953	11,261	18,454	10,347	14,891
Purchase obligations (2)	18,829	18,829
Net liability for uncertain tax positions (3)	8,602					8,602
Convertible Senior notes (Principal and Interest) (4)	221,867	6,000	215,867
Total	$304,251	$36,090	$234,321	$10,347	$14,891	$8,602

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $0.8 million due in the future under noncancelable subleases. See Note 10 to consolidated financial statements.

(2)

Purchase obligations in the table above consist of purchase orders issued to certain of our contract manufacturers in the normal course of business to purchase specified quantities of our hardware products. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders.

(3)

This net liability for uncertain tax positions may be payable by us in the future. The ultimate resolution of this unrecognized tax benefit depends on many factors and assumptions; accordingly, we are not able to reasonably estimate the timing of the payments or the amount by which this net liability for uncertain tax positions will increase or decrease over time, net of amounts offset against net operating loss carryforwards. See Note 9 to consolidated financial statements.

(4)

In December 2010, we issued $200.0 million in aggregate principal amount of 3.00% convertible senior notes that mature on December 15, 2015, if not converted. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During 2013, we made interest payments of $6.0 million. See Note 3 to consolidated financial statements.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 1 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Investment Activities

We maintain a portfolio of cash equivalents and investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities, and money market funds. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Fixed-rate securities are subject to market risk so changes in prevailing interest rates may adversely impact their fair market value should interest rates rise. While we do not intend to sell these fixed rate securities prior to maturity based on a sudden change in market interest rates, should we choose to sell these securities in the future, our consolidated operating results or cash flows may be adversely affected. A smaller portion of our cash equivalents and investment portfolio consists of variable interest rate securities. Accordingly, we also have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall. We do not use derivatives or similar instruments to manage our interest rate risk. Due to the high investment quality and relatively short duration of these investments, we do not believe that they present any material exposure to changes in fair market value as a result of changes in interest rates.

Senior Secured Revolving Credit Facility

On December 21, 2012, we entered into a credit agreement establishing a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders that provides for an aggregate loan amount of up to $150.0 million. Borrowings under the Credit Facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the Agent's (i.e., Bank of America) prime rate, (b) the federal funds rate plus 0.50% and (c) the London Interbank Offered Rate ("LIBOR") for a one-month interest period plus 1.00% or (ii) the LIBOR plus applicable margin. The applicable margin ranges are from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for Base Rate loans, and depends on the Company’s total leverage ratio. Interest is payable quarterly. No amounts were drawn down under this Credit Facility as of December 31, 2013.

Convertible Senior Notes

On December 7, 2010, we closed our offering of $200.0 million aggregate principal amount of 3.00% Notes (the “Notes”). The Notes bear a fixed interest rate of 3.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. During 2013, we made interest payments of $6.0 million. A hypothetical change in interest rates would not impact the interest expense or carrying value of the Notes as the coupon rate is fixed. The Notes are carried on the consolidated balance sheet at amortized cost and they are not hedged.

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

The fair value of our foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. When possible, we use foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables that are denominated in Japanese Yen, Euros and British Pounds. The duration of our foreign currency forward contracts typically have maturities of one to four months. We do not enter into foreign exchange forward contracts for speculative or trading purposes. Due to the relatively short duration of these forward contracts, we do not believe that they present any material exposure to changes in fair market value as a result of changes in foreign currency exchange rates. Additionally, these contracts are intended to offset exchange losses and gains on underlying exposures in foreign currency receivables. During the years ended December 31, 2013 and 2012, the impact to operating income for changes to foreign currency exchange rates was not material.

As of December 31, 2013, we held five open foreign currency forward contracts with a notional value of $7.0 million and a net fair value of approximately $54,000. As of December 31, 2012, we held 20 open foreign currency forward contracts with a notional value of $6.5 million and a net fair value of approximately $99,000.

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data required by this Item are provided in the consolidated financial statements of the Company included in this Form 10-K as listed in Item 15(a) of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Background

As reported in the Current Report on Form 8-K filed by the Company with the SEC on March 5, 2014, on February 26, 2014, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors completed and made its findings with respect to an internal investigation (the “Audit Committee Investigation”) initiated as a result of the resignation on October 24, 2013 of the Company’s former President and Chief Executive Officer, Vic Alston (the “Former CEO”). The Audit Committee Investigation included performing procedures to assess the Company’s recording of financial transactions and the corresponding impact on the Company’s financial reporting. As a result of the investigation and the Company’s own internal accounting review, certain errors in the Company’s revenue recognition practices that affect the timing of the Company’s recognition of revenue were identified, as are described in more detail below under “Management’s Report on Internal Control Over Financial Reporting.” The identified errors also resulted in the restatement of our previously issued condensed consolidated financial statements for the first two quarterly periods in the year ended December 31, 2013.

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation (with the participation of our Acting Chief Executive Officer and Acting Chief Financial Officer), as of the end of the period covered by this Annual Report, our Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of December 31, 2013 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Notwithstanding the material weaknesses in our internal controls over financial reporting as of December 31, 2013, management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Acting Chief Executive Officer and our Acting Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

As of December 31, 2013, our management (with the participation of our Acting Chief Executive Officer and our Acting Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2013 did not include the internal controls of Net Optics, Inc. (“Net Optics”), which was acquired in a purchase business combination by the Company on December 5, 2013. The net and total assets of Net Optics constitute, in aggregate, less than 3% of each of the net and total assets of the Company, and the revenues and net income of Net Optics comprise, in aggregate, less than 1% of the revenues and of net income of the Company, as such amounts for the Company are reflected in the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2013 included in this Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2013.

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

The material weaknesses described above resulted in material misstatements in our consolidated financial statements for the year ended December 31, 2013. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, the only change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting was the resignation of our former Chief Executive Officer on October 24, 2013.

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

●	We are in the process of implementing an independent internal audit function reporting directly to the Audit Committee.

●	We will develop a roles and responsibilities matrix for the key accounting and operations personnel to incorporate segregation of duties considerations.

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

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ixia

Calabasas, California

We have audited Ixia and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Net Optics, Inc., which was acquired on December 5, 2013, and whose financial statements constitute 2.6% and 1.6% of consolidated net and total assets, respectively, as of December 31, 2013 and less than 1.0% of consolidated revenues and net income for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Net Optics, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Control Environment – The control environment, which includes the Company’s Code of Conduct and its Ethics Policy, is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. Given that the former Chief Executive Officer (“CEO”) had misstated his academic credentials, age and early employment history, the Company determined that it did not have sufficient background check policies to validate the age, education and employment history of existing employees that were subsequently promoted to senior management positions or of acquired employees placed in senior management positions. Further the aggressive tone at the top set by the former CEO, and the Company’s former Chief Financial Officer’s lack of leadership in terms of counterbalancing that aggressive tone at the top, contributed to an ineffective control environment. We believe that the former CEO and the former Chief Financial Officer provided insufficient attention to key controls.   We also believe that controls over whistleblower allegation investigations were improperly designed to perform timely investigations into all whistleblower matters with appropriate scope, procedures and conclusions reached. In addition, the Company also does not have controls that are operating effectively to appropriately segregate duties within certain areas of the organization. Finally, in light of the Company’s recent growth and the relative complexity of its transactions, we believe the Company lacks certain monitoring controls necessary to detect circumstances in which management may override controls or deviate from expected standards of conduct. Such monitoring controls are often addressed through the use of an internal audit function. This ineffective control environment contributed significantly to the material weaknesses described below.

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

Revenue Recognition – The Company’s internal controls were not designed to: (i) appropriately identify and assess the accounting impact of certain multiple-element arrangements that were executed as separate sales transactions, (ii) identify and account for all deliverables in certain multiple-element arrangements for which certain future deliverables existed and were not considered and (iii) properly identify and account for arrangements that included payment terms that extended beyond the Company’s customary terms. The Company has also insufficiently trained its accounting department, sales force and other personnel involved in the sales process with respect to the Company’s revenue recognition policies and procedures. In addition, the Company has not adequately designed controls to ensure the proper assessment of sales arrangements documented in foreign languages. As a result of these design defects, policies and controls related to the Company’s revenue recognition practices were not effective in ensuring that revenue was recorded in the correct period and that the accounting department was informed of all elements and deliverables of certain arrangements. In addition, the Company lacked appropriate controls to ensure the completeness and accuracy of data within certain data warehouse reports used to support the revenue recognition process. The Company also did not have effective general information technology controls around the data warehouse and licensing systems.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated June 20, 2014, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 20, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of our directors, and certain information about them as of April 1, 2014, are set forth below:

Name	Age	Position(s) with the Company	Director Since
Errol Ginsberg	58	Chairman of the Board, Acting Chief Executive Officer and Chief Innovation Officer	1997
Laurent Asscher	44	Director	2008
Jonathan Fram	57	Director	2005
Gail Hamilton	64	Director	2005

Mr. Ginsberg served as the Company’s President from May 1997 until September 2007 and held the additional position of Chief Executive Officer from September 2000 until March 2008 when he became our Chief Innovation Officer. He was appointed to the additional position of Acting Chief Executive Officer in October 2013. Mr. Ginsberg has been a director since May 1997 and became Chairman of the Board in January 2008.

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

There is no family relationship between any director or executive officer of the Company and any other director or executive officer of the Company.

The Board and the Nominating and Corporate Governance Committee believe that the background and experience of the Company’s Board members provide the Company with the perspectives and judgment needed to provide the necessary guidance and oversight of the Company’s business and strategies. The qualifications of the members of the Board include:

Errol Ginsberg

●

Executive, business and operational experience in technology companies, including as a founder, former President and Chief Executive Officer and current Chief Innovation Officer, Acting Chief Executive Officer and Chairman of the Board of Ixia

●	Outside board experience as a director of several privately held technology companies
●	Substantial telecommunications industry knowledge

Laurent Asscher

●	Investor and shareholder in several public and privately held technology companies, including Ixia
●	Outside board experience as a director in several privately held and public technology companies
●	Executive, business and operational experience as President and Chief Executive Officer of Airtek Capital Group, S.A.

Jonathan Fram

●	Executive, business and operational experience as Chief Executive Officer of Nularis.
●	Private equity experience as a former managing partner of a venture capital fund and as an investor in start-up companies
●	Outside board experience as a former director of Marchex, Inc.
●	Former President of Net2Phone
●	Financial experience as a former securities analyst

Gail Hamilton

●	Executive, business and operational experience as a former senior executive of Symantec Corporation
●	Outside board experience as a director of public and privately held companies
●	Audit committee and compensation committee experience, including as Chair of Ixia’s Compensation Committee
●	Strategic planning and business development experience at public technology companies

Executive Officers

Our executive officers and certain information about them as of April 1, 2014 are described below:

Name	Age	Position(s)
Errol Ginsberg	58	Chairman of the Board, Acting Chief Executive Officer and Chief Innovation Officer
Alexander Pepe	51	Chief Operating Officer
Brent Novak	42	Acting Chief Financial Officer and Vice President, Finance
Ronald W. Buckly	62	Senior Vice President, Corporate Affairs and General Counsel
Alan Grahame	61	Senior Vice President, Worldwide Sales
Walker H. Colston, II	53	Vice President, Support
Raymond de Graaf	47	Vice President, Operations
Christopher L. Williams	53	Vice President, Human Resources

The Board appoints our executive officers, who then serve at the discretion of the Board. For information concerning Mr. Ginsberg, see “Directors” above.

Mr. Pepe joined the Company in June 2012 through the Company’s acquisition of Anue Systems. Following the acquisition, Mr. Pepe served as Senior Vice President and General Manager of Anue Systems from June 2012 until August 2013, at which time he was appointed as the Company’s Senior Vice President, Strategy. Mr. Pepe was appointed to the additional position of Chief Operating Officer in October 2013. Mr. Pepe served as President and Chief Operating Officer of Anue Systems from September 2011 until February 2012, at which time he was appointed President and Chief Executive Officer of Anue Systems until its June 2012 acquisition by Ixia. Prior to joining Anue Systems, Mr. Pepe was the President of AIP Consulting LLC, a business consulting firm from April 2011 until September 2011. From February 2005 until April 2011, Mr. Pepe served as a senior vice president of Freescale Semiconductor, a manufacturer of microcontrollers, microprocessors and semiconductors, where he led global operations and was responsible for manufacturing, procurement, and supply chain systems.

Mr. Novak joined the Company as Senior Director, Finance in April 2004. Mr. Novak served in that position until August 2006, at which time he became Vice President, Finance. Mr. Novak was appointed to the additional position of Acting Chief Financial Officer in March 2014.

Mr. Buckly joined the Company as Senior Vice President, Corporate Affairs and General Counsel in April 2007. He has also served as the Company’s Corporate Secretary since its formation in May 1997.

Mr. Grahame joined the Company as Senior Vice President, Worldwide Sales in November 2007.

Mr. Colston joined the Company as Senior Director, Engineering Operations in June 2003. He served as Vice President, Engineering Operations from June 2004 until November 2010 and was appointed an executive officer in that position in June 2006. Mr. Colston served as Vice President, Global Customer Delight from November 2010 until June 2013, when he assumed his present position as Vice President, Support.

Mr. de Graaf joined the Company as Vice President, Operations in January 2008.

Mr. Williams joined the Company as Vice President, Human Resources in August 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who beneficially own more than ten percent of our Common Stock (“ten percent shareholders”) to file initial reports of ownership of our Common Stock and reports of changes in ownership of our Common Stock with the SEC and The NASDAQ Stock Market LLC. These persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such reports (including amendments thereto) furnished to us and on written representations from our executive officers and directors, we believe that all reports required to be filed by our directors, officers and ten percent shareholders in accordance with Section 16(a) were filed on a timely basis during 2013.

Code of Ethics

The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to Annual Report on Form 10-K for fiscal year-ended December 31, 2003.

Audit Committee

The Board has determined that each member of the Audit Committee (ie., Messrs. From and Assuer and Ms. Hamilton) is independent under current Nasdaq listing standards and SEC rules. In addition, the Board has determined that each member of the Audit Committee is financially literate for purposes of the Nasdaq listing standards, and that Mr. Fram qualifies as an audit committee financial expert within the meaning of applicable SEC regulations. During 2013, the Audit Committee met 24 times.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the principles and objectives of our executive compensation program and contains a discussion and analysis of the compensation, both cash and equity, paid to our executive officers, including the compensation paid to our Acting CEO, our former President and Chief Executive Officer, our former Chief Financial Officer and the three other most highly paid executive officers of the Company in 2013 (collectively, the “named executive officers”). For 2013 and as identified in the Summary Compensation Table included below in this Form 10-K, our named executive officers were Errol Ginsberg, our Chief Innovation Officer and Acting Chief Executive Officer (our “Acting CEO”); Victor Alston, our former President and Chief Executive Officer (our “Former CEO”); Thomas Miller, our former Chief Financial Officer; Alan Grahame, our Senior Vice President, Worldwide Sales; Ronald W. Buckly, our Senior Vice President, Corporate Affairs and General Counsel; and Raymond de Graaf, our Vice President, Operations. References below to “Chief Executive Officer” include our Acting CEO and other persons serving in that position, including our Former CEO.

Fiscal 2013 Highlights

Ixia delivered a solid financial performance in 2013 with strong revenue growth. In 2013, Ixia successfully executed its strategy of growing its core business and expanded its addressable market, product portfolio and customer base through its acquisition of Net Optics, Inc. (“Net Optics”) in December 2013 and its continued leveraging of the businesses of Anue Systems, Inc. (“Anue”) and BreakingPoint Systems, Inc. (“BreakingPoint”), which Ixia acquired in June 2012 and August 2012, respectively. Ixia also continued to grow its international market presence, customer base and operations, while maintaining discipline over its operating expenses.

Ixia’s fiscal 2013 revenue grew to a record $467.3 million (including an aggregate of $4.8 million of post-acquisition revenue from Net Optics), representing an increase of 13.0% over fiscal 2012 revenue of $413.4 million.  The Company recorded GAAP net income for fiscal 2013 of $11.9 million, or $0.15 per diluted share. The Company generated $86.5 million in cash flow from operations in 2013 (compared to $80.3 million in cash flow from operations in 2012) and ended the year with approximately $85.7 million in cash, cash equivalents and investments.

Ixia delivered its 2013 financial performance during a year in which we also experienced an unplanned leadership transition when our Former CEO, Victor Alston, resigned and Errol Ginsberg, our Chief Innovation Officer and Chairman of our Board, and one of the founders of our Company, was appointed as our Acting CEO. Mr. Ginsberg became the third person to serve as our Chief Executive Officer in three years and, for 2013, was compensated both as our Chief Innovation Officer and, upon his October 2013 appointment as Acting CEO, for his service in that position. That compensation included the grant of equity incentive awards upon his appointment as Acting CEO. Mr. Alston was appointed as our Chief Executive Officer in 2012 and, accordingly, during 2012 was granted a larger one-time equity promotion award as compared to a typical grant under the ongoing compensation programs to persons serving as Chief Executive Officer. We note that our severance compensation practices are market-based, and that Mr. Alston was not eligible to receive severance compensation or benefits under the circumstances of his resignation. As a result, the equity incentive awards granted to him in connection with his 2012 appointment as CEO or previously as an executive officer did not provide for accelerated vesting upon his resignation. Consequently, the majority of Mr. Alston’s CEO promotion award and the unvested portions of his other equity incentive awards were forfeited.

2013 Executive Summary

The Company set the 2013 target total direct compensation levels for the Company’s named executive officers after considering how they compared to the compensation levels of executive officers at our peer group of companies and in light of the amount of performance-based contingent compensation requiring high levels of performance by the Company.

The Company increased base salaries of our named executive officers in 2013 by percentages ranging from 3.5% to 11.1% of 2012 salary in order to better align such salaries with the median salary levels at our peer group of companies, the composition of which was revised in late 2012 to align with our growth and following acquisition activity in the peer group.

In establishing compensation programs for the named executive officers, the Company continues to set challenging Company performance goals that require significant year-over-year growth in Company financial performance. This requirement for strong future performance to earn incentive compensation was a key factor in setting 2013 compensation opportunities, as failing to achieve the incentive goals results in bonuses not being paid and approximately 50% of equity awards being forfeited. The Company’s 2013 Senior Officer Bonus Plan was designed to reward named executive officers based on the extent to which the Company achieved challenging Company financial performance goals and, for named executive officers other than Messrs. Ginsberg and Alston, meaningful individual objectives. The Committee established performance thresholds and targets to reflect the Company’s strategic plan and to require financial growth in revenue and adjusted operating income that was above the 75th percentile compared to the historical performance at the Company’s peer group of companies at such time. In addition, in order to earn any bonuses based on either the Company’s financial performance or on individual performance, a threshold level of operating income (as defined in the Company's bonus plan) was required to be achieved. This threshold, at which minimum bonuses could be earned, was set so that it would be equal to the amount of actual operating income in 2012 (i.e., 2013 operating income had to be at least equal to 2012 operating income for bonuses to be earned under the plan). In granting performance-based RSUs in the first quarter of 2013, the Committee set similarly challenging performance goals that were 72% higher than the goals established by the Company in awarding performance-based equity incentives in 2012. The performance period for the 2013 performance-based RSU grants is two years, so it is not yet known how much of the performance equity award, which was more than 50% of the 2013 ongoing grant value for most named executive officers, has been earned. The Company pays according to the formula earn out to ensure its philosophy of demanding high performance goals, and adjusting delivered actual compensation based on performance, remains intact.

Consistent with our pay for performance philosophy, in making grants to our executive officers in the first quarter of 2013, the Company increased the performance-based element of long-term equity incentive awards, which awards consisted of performance-based restricted stock units (“RSUs”), to more than 50% of the grants made in 2013 (the remaining equity consisted of time-based non-qualified stock options (“NSOs”) and time-based RSUs). The performance goal for the performance-based equity grants was set as a multi-year combined two-year adjusted operating income per weighted average share outstanding, which is the same type of measure that Ixia had used in the past for similar awards. The 2013 performance level at which target awards could be earned, however, was set considerably higher (72% higher) than the 2012 level. Based on peer data provided by the Committee’s compensation consultant, the mix of our 2013 equity awards was more performance-oriented than typical programs at our peer group of companies.

The Company keeps its pay for performance commitments and did not change the 2013 goals after they had been established. Compensation actually earned by the named executive officers for 2013 demonstrates the effect of our pay for performance philosophy on compensation. For example:

●

The Company achieved 53% and 0% of the target 2013 revenue and operating income goals, respectively, for purposes of the Company’s 2013 Senior Officer Bonus Plan, and the named executive officers who were eligible to receive bonuses earned approximately 38% of their target bonuses. This was consistent with actual performance for the year under the pre-established formula, and actual payment was made in accordance with the formula. This funding outcome for the bonuses was below target and was based on the Company’s performance against challenging 2013 goals that had been set using an annual growth rate that was above the 75th percentile as compared to the Company’s peer group.

●

We did not achieve the minimum threshold level of Company financial performance under the annual bonus plan (i.e., our 2013 Senior Officer Bonus Plan) that could have entitled our named executive officers to receive bonuses under the supplemental 2012-2013 Executive Officer Integration Bonus Plan that was established in 2012. Accordingly, our named executive officers did not earn and were not paid any bonuses for 2013 under the 2012-2013 Executive Officer Integration Bonus Plan. There currently is no supplemental bonus plan for 2014 or any subsequent year.

●

The potential realizable value from the long-term equity incentive grants made to our named executive officers in the first quarter of 2013 and from past years decreased significantly by the end of 2013 due to the 2013 decline in the Company’s stock price. This is because so much of the compensation program is focused on equity value to align the interests of our named executive officers with the interest of our shareholders. Similarly, while the 2012-2013 performance-based equity awards were earned by the named executive officers at their target levels, the realizable value of the underlying NSOs and RSUs reflected the Company’s stock price. This adjustment of equity compensation wealth as a result of a reduction in stock price is part of the ongoing compensation philosophy centered around paying for performance.

The Company’s 2013 total shareholder return was 2.5%, and its three-year average of total shareholder return was 6.0%. As discussed below, the Committee believes that, as a result of the Committee’s emphasis on longer term equity compensation over cash compensation (i.e., salary and bonus), the 2013 compensation of the Company’s named executive officers, as well as equity holdings from past awards, aligned itself automatically with a disappointing total shareholder return.

During the past three years, the compensation of the Company’s Chief Executive Officer has been reported at levels that were above the median for our peer group. The positioning at that level, however, is largely due to the fact that three different individuals have served as our Chief Executive Officer during the three-year period, which has resulted in atypical compensation decisions. The compensation disclosed for our former President and Chief Executive Officer, Atul Bhatnagar, for each of 2011 and 2012, and the compensation disclosed for Mr. Alston, for each of 2012 and 2013, includes the grant date value of long-term equity incentive awards. Mr. Alston’s award for 2012 also includes a one-time promotion grant amount that inflates the historical value of his compensation. For both Mr. Bhatnagar and Mr. Alston, the equity values reported to have been earned by them in recent years were not fully realized. Following each officer’s termination of employment, his unearned awards were forfeited and, with the exception of the 12-month accelerated vesting benefit provided to Mr. Bhatnagar under the formulaic terms of the Company’s 2009 Officer Severance Plan, as amended (the “2009 Plan”), the officer’s other equity awards could not and did not vest. Mr. Bhatnagar’s 2012 compensation was further affected by his receipt of cash severance compensation under the 2009 Plan in connection with the termination of his employment. Mr. Alston, who resigned during 2013, was not provided with any severance or vesting acceleration upon termination of his employment. Mr. Ginsberg’s 2013 compensation included compensation for serving as both our Chief Innovation Officer and, beginning on October 24, 2013, as our Acting CEO.

Shareholder 2013 Advisory Vote on Executive Compensation

At our annual meeting of shareholders in June 2013, we held a non-binding advisory shareholder vote on the compensation of our named executive officers (commonly referred to as a say-on-pay vote). At that meeting, a substantial majority of our shareholders (i.e., holders of approximately 92.1% of our shares voting on the proposal at the meeting) approved the executive officer compensation programs described in our proxy statement for the 2013 annual meeting. The Compensation Committee viewed this result as an affirmation of the Committee’s approach to executive compensation and decided that it was not necessary to implement significant changes to our compensation programs as a result of the shareholder advisory vote. Even after considering the results of the advisory vote, the Committee nonetheless determined to increase the percentage of equity compensation subject to performance contingencies from 40% to 50% for most of the named executive officers. Aside from this change, the fundamental compensation program for 2013 was consistent with the programs in 2012 and 2011. The key differences were that new, higher goals were set under the cash and equity incentive plans.

Based on the voting results at our 2011 annual meeting of shareholders with respect to the frequency of shareholder votes on executive compensation, the Board decided that Ixia would hold an advisory vote on the compensation program for named executive officers at each annual meeting of shareholders.  Shareholder votes on the frequency of shareholder votes on executive compensation are required to be held at least once every six years so we currently expect the next shareholder vote on frequency to occur at the Company’s 2017 annual meeting of shareholders.

Overview

Our Board of Directors (“Board”) has delegated to our Compensation Committee (“Committee” or “Compensation Committee”) the responsibility for determining, administering and overseeing the compensation program for our executive officers, including our compensation and benefit plans and practices. Under our Compensation Committee Charter, the Committee is responsible for approving the base salaries, bonus opportunities and other terms of each executive officer’s employment with the Company, approving and administering cash bonus plans, recommending to our Board the terms of our equity-based incentive plans and severance plans, and administering our equity incentive plans and approving the equity incentive grants thereunder to our executive officers and other employees. The Committee periodically reports to our Board on executive officer compensation matters, and Board members and executive officers, including our Chief Executive Officer and other officers when appropriate, are invited from time to time to attend Committee meetings.

The members of our Compensation Committee currently are Ms. Hamilton (Chair), and Messrs. Asscher and Fram, all of whom qualify as independent directors under the listing standards of The NASDAQ Stock Market LLC and satisfy applicable standards of independence under federal securities and tax laws. Our Compensation Committee meets quarterly on a regular basis and calls additional meetings from time to time to perform its duties, such as granting equity awards. Our Committee consults with its independent compensation consultant, Frederic W. Cook Co., Inc. (“FWC”), and with our independent directors who are not on the Committee (if any), before setting the annual compensation for our executive officers.

Although our Chief Executive Officer also serves as a member of our Board, he does not participate in discussions or decisions of our Board or of the Committee regarding the setting of his compensation. The Committee periodically meets in executive session without any member of management present. During 2013, Mr. Alston, our Former CEO, prior to his October 2013 resignation, and Mr. Ginsberg thereafter, participated in decisions and discussions of the Board and in discussions of the Committee and made recommendations to the Board and to the Committee with respect to 2013 specific compensation amounts for executive officers other than himself.

The philosophy of our executive officer compensation program is to emphasize performance-based pay over fixed pay and to maintain the integrity of the pay-for-performance program through goal-setting that is challenging and compensation delivery that is consistent with achievement of the pre-set goals and with stock price performance. The compensation program minimizes fixed cash in favor of performance-based equity compensation and does not result in compensation at the target levels disclosed if goals are not achieved and if there is not sufficient stock price appreciation for shareholders. The compensation program’s objectives are to:

●     provide competitive compensation to ensure our success in attracting, motivating and retaining highly qualified, experienced individuals to manage and lead our Company,

●     link our executives’ short-term cash incentives to the achievement of measurable Company financial performance goals and Company and individual objectives,

●     link our executives’ long-term incentives to our stock price performance and to the achievement of measurable Company financial performance goals,

●     align our executives’ interests with the long-term interests of our shareholders, and

●     reward our executives for creating shareholder value, including by improving our stock price performance.

Since November 2009, the Compensation Committee has retained FWC as an independent compensation consultant to render advisory services to the Committee with respect to the Company’s executive officer compensation program. Specifically, the Committee has retained FWC to annually conduct an independent review and assessment of the Company’s executive officer compensation program, advise the Committee regarding the competitiveness of our executive officer compensation program, provide industry and peer group compensation information for executive officers, and advise the Committee with respect to executive compensation practices, trends, regulatory matters and external market factors, as well as with respect to relative comparisons of peer company performance. FWC assisted the Committee in designing the performance-based compensation philosophy, evaluating and structuring compensation packages for the Company’s executive officers, providing information concerning competitive compensation levels and mix (for example, the proportion of salary, bonus and equity compensation included in an officer’s total compensation package), setting compensation levels for our executive officers in 2013 and evaluating and structuring changes in Mr. Ginsberg’s cash and equity compensation in connection with his appointment to the additional position of Acting CEO in October 2013. The Compensation Committee has also consulted with FWC in connection with the design of our 2013 Senior Officer Bonus Plan, which was adopted in June 2013, and of our 2012-2013 Executive Officer Integration Bonus Plan, which was adopted in December 2012, and in connection with the grant of equity incentives to our named executive officers in 2013. No member of the Board or any named executive officer has an affiliation with FWC, and FWC does not provide any services directly to the Company or its management.

In determining the appropriate levels of compensation with respect to each component of our compensation program for 2013, our Committee considered and used executive compensation information for technology companies, with an emphasis on the network products and services and telecommunications sectors. The peer companies selected had annual revenues and market capitalization relatively comparable to Ixia’s. The peers were used to consider and compare aspects of our executive compensation program, including relative compensation and performance levels, and compensation practices. The use of peer data helps the Committee evaluate the competitive positioning of our compensation arrangements for our named executive officers, assists the Committee in establishing certain compensation targets and helps to serve as a point of reference in structuring our officer compensation packages. There is no specific target pay percentile, and the market data is used for context in establishing pay amounts and performance levels for purposes of our internal performance goals.

With the assistance of our compensation consultant, our Committee determines the members of our peer group.  For purposes of our 2013 compensation program, our peer group comprised 17 companies in the high technology industry (i.e., U.S.-based networking, software and communications equipment companies), including many companies with which Ixia competes for executive talent. For 2013, our Committee selected the following companies to comprise our initial peer group:

ACI Worldwide Acme Packet ADTRAN Arris Group Aruba Networks Emulex	Finisar Fortinet Harmonic Infinera Interdigital NETGEAR	NetScout Systems Riverbed Technology Sourcefire Tellabs Websense

Our Compensation Committee, with the assistance of its independent advisor, typically reviews our peer group companies annually and from time to time add or remove members of our peer group to take into account changes in revenues, operating income and market capitalization of our peer group companies and Ixia and other relevant factors. In September 2013, we conducted our annual review of our peer group and removed Acme Packet and Websense, because they were acquired or in the process of being acquired, and removed Sourcefire based on its substantially smaller revenues. We also at that time added to our peer group Extreme Networks and Sonus Networks because we considered their market capitalization, revenue size and other relevant financial metrics (e.g., operating income) to be in line with those of Ixia and because we determined that there was similarity in the business model, investor type and executive talent needs of these new peer group companies as compared to Ixia.  The initial 2013 peer group was used for setting 2013 salaries, for structuring our 2013 Senior Officer Bonus Plan, including judging the performance reflected by such plan’s goals, and in making equity awards during the first quarter of 2013. Our modified peer group was referenced in connection with the appointment of our Acting CEO in October 2013 and specifically in increasing his salary and bonus opportunity and making certain equity incentive awards in connection with that appointment.

The principal components of our executive compensation program continue to be:

●	base salary,

●	short-term or annual incentives in the form of cash bonuses,

●	long-term equity incentives in the form of stock options and restricted stock units,

●	severance and change-in-control benefits, and

●	other benefits, such as health and disability insurance, 401(k) plan and life insurance.

Our executive compensation program incorporates these components because our Committee considers the combination of these components to be necessary and effective in order to provide a fair and competitive total compensation package to our executive officers and to meet the other principal objectives of our executive compensation program.

Our Committee also believes that a substantial portion of an executive officer’s annual compensation should be “at risk” in order to motivate executive officers to attain Committee-approved goals and create shareholder value. Thus, a substantial portion of each executive officer’s annual compensation (i.e., annual bonuses and more than 50% of the number of equity awards, excluding awards that may be granted for promotion) is variable and dependent upon the achievement of pre-established financial goals and individual performance objectives and the Company’s stock price performance.

For each named executive officer, our goal is to fairly compensate the officer with a guaranteed base salary and then to accomplish near- and long-term motivational and retention objectives with annual bonus opportunities and meaningful long-term equity incentive compensation. Salaries are relatively modest as compared to the short- and long-term performance incentive opportunities. We draw a distinction between the potential compensation opportunity for achieving performance-based goals and the actual compensation delivered based on performance. For example, bonuses are a meaningful component of an officer’s compensation and if we do not fully achieve our short-term incentive goals under our bonus plans, our named executive officers’ compensation for the applicable year will be affected significantly. For 2013, for example, we set goals under our annual bonus plan for our executive officers with an expectation of considerable growth over 2012. Both the bonus plan revenue and operating income goals reflected an annual growth rate in excess of the 75th percentile at the time they were set. The goals were not changed during the year, and the incentive payments actually earned for the year were well below target because we did not achieve the goals.

The 2013 performance goals also affected our officers’ ability to earn bonuses under our supplemental 2012-2013 Executive Officer Integration Bonus Plan, which was adopted in 2012. Under the plan, our officers were eligible to earn bonuses for 2013 based on success in meeting certain goals relating to the integration into Ixia of Anue Systems, Inc. (“Anue”) and BreakingPoint Systems, Inc. (“BreakingPoint”), both of which were acquired by Ixia during 2012 and are key components of our future business strategy. Under our integration initiative, if our financial performance for 2013 did not meet our bonus plan goals, then executive officers could not earn their integration-related bonuses regardless of the extent to which we achieved the specific goals included in the plan. We did not achieve the minimum 2013 goals under our annual bonus plan for 2013, and our named executive officers therefore were not paid any bonuses for 2013 under the 2012-2013 Executive Officer Integration Bonus Plan.

The Company’s performance-based equity compensation program also may not deliver as much compensation value as is shown for each year included in the Summary Compensation Table in this Form 10-K. The Company may, for example, not achieve increasingly challenging performance goals and thus not realize compensation that is reflected in the Summary Compensation Table at target values. For example, if we do not fully achieve our long-term incentive goals under our 2013 performance-based equity grants, which goals were set with an expectation of considerable 2013 and 2014 growth over 2012, then the value of any equity compensation actually earned under the grants may ultimately be less than is reflected in the Summary Compensation Table. A decline in our stock price has a similar effect on the value of those awards as compared to the values included in the Summary Compensation Table, as the value of equity awards granted to our officers in 2013 or earned by our officers with respect to 2013 performance-based grants falls in the event of a decline in stock price. Similarly, the value of all other equity awards held by our officers declines with a declining stock price.

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

For 2013, our Compensation Committee generally positioned total annual direct compensation (consisting of annual base salary, target bonus opportunity, the grant value of time-vested equity incentives and the grant value of performance-based stock RSUs) for the Company’s executive officers, including our named executive officers, at a level that was between the median and the 75th percentile compared to the compensation for officers holding similar positions at our modified peer group of companies (except that Mr. de Graaf had an oppertunity that was above the 75th percentile). However, the relative amount of compensation that was at risk for performance was generally greater than for others in our peer group, with more than 50% of the equity grants in 2013 being contingent on a rigorous two-year cumulative operating profit per weighted average share outstanding goal (requiring 72% growth over the previous year’s two-year goal in two-year adjusted operating profit per weighted average share outstanding), and the level of revenue and operating income growth required by the short-term incentive performance goals that were above the 75th percentile of our peer group at the time the goals were set. The Company also positioned target cash compensation near the median and emphasized long-term equity incentive compensation which were contingent on high performance as compared to our modified peer group of companies. This was in keeping with the Committee’s 2013 compensation philosophy of emphasizing long-term performance equity over short-term and fixed cash compensation.

Base Salaries

Our Committee is responsible for setting and approving base salaries for all executive officers, including our named executive officers. We view base salaries as an opportunity for executive officers to earn a portion of their cash compensation for the services they perform that is not subject to the risk of the Company’s financial performance.

In determining base salaries (including any subsequent adjustments thereto), our Committee reviews each executive officer’s base salary and considers base salary and other compensation information that is available from our peer group and for Mr. de Graaf, from technology survey data for companies with similar revenue. The Committee also takes into account each officer’s position, scope of responsibilities, experience, qualifications, skills and individual contributions and performance, as well as the other components of an officer’s compensation package (e.g., bonus opportunity and equity incentives), our need to hire or retain a specific individual, internal relative pay equity, competitive conditions, our financial results and condition, and our growth in revenues and earnings.

We generally position our executive officer base salaries near the median of base salaries payable to executive officers at comparable companies according to peer group information, although within our judgment and discretion, we may also consider other relevant information. In addition, the Committee annually reviews and adjusts, as it deems appropriate, the base salaries of our executive officers in order to align salaries around median market levels.

2013 Base Salaries. During the first quarter of 2013, based on a review of, among other factors, each named executive officer’s 2012 annual base salary and competitive market conditions, our Compensation Committee adjusted the annual base salaries payable to the Company’s named executive officers from their 2012 base salary levels, effective April 1, 2013, as follows:

Named Executive Officer	2012 Base Salary	2013 Base Salary	% Increase of 2013 Base Salary over 2012 Base Salary
Errol Ginsberg	$430,000	$445,000(1)	3.5
Victor Alston	450,000(2)	500,000	11.1
Thomas B. Miller	300,000	330,000	10.0
Alan Grahame	320,000	350,000	9.4
Ronald W. Buckly	330,000(3)	340,000	3.0
Raymond de Graaf	275,000	300,000	9.1
__________________
(1)	Effective October 24, 2013, Mr. Ginsberg’s 2013 annual base salary was increased to $560,000 in connection with his appointment on that date as Acting CEO.
(2)	Effective May 10, 2012, Mr. Alston’s annual base salary was increased to $450,000 in connection with his appointment as President and Chief Executive Officer.
(3)	Mr. Buckly’s 2012 annual base salary had been increased in June 2012 by 3.1% in recognition of his key role and expected contributions to the Company.

In connection with Mr. Ginsberg’s October 2013 appointment to the additional role of Acting CEO and in consideration of his assumption of significant additional responsibilities related to that role, we increased Mr. Ginsberg’s base salary rate by $115,000, thereby increasing his 2013 base salary by approximately 25.8% from $445,000 to $560,000. The increase is for the period during which he acts as CEO and will be revoked if his role changes. Mr. Alston’s annual base salary prior to his resignation in October 2013 had been $500,000, which was below the median in recognition of his status as a new first-time CEO. Mr. Ginsberg’s increased annual base salary for service in two offices as our Acting Chief Executive Officer and as our Chief Innovation Officer is 12% greater than our Former CEO’s annual base salary at the time of his resignation. Mr. Ginsberg, who is one of the Company’s founders, had previously been the CEO and did not have his Acting CEO salary set below the median because he is not a first-time CEO. However, the Company intends to reduce his salary to reflect his ongoing role should he no longer be the Acting CEO in the future.

Cash Bonuses

Our Compensation Committee believes that a significant portion of each executive officer’s annual cash compensation should be variable and paid in the form of cash bonuses that are directly tied to and reward the achievement of the Company’s financial performance goals and, in certain cases, an executive officer’s achievement of non-financial objectives. The rationale is to promote profitable revenue and income growth with short-term financial performance that ultimately creates shareholder value. Revenue growth and operating income growth are viewed as measures for measuring efficient and profitable business operations that are within the control of the Company’s management team. An officer’s bonus opportunity varies based on the officer’s position and responsibilities. Generally, the higher the position and the level of responsibility that an executive officer has, the greater the percentage of that officer’s target total cash compensation that consists of an opportunity to earn incentive cash bonuses.

2013 Senior Officer Bonus Plan. Our Committee approved our 2013 Senior Officer Bonus Plan (the “2013 Bonus Plan”) under which our executive officers, including the named executive officers and certain other senior officers of the Company, were eligible to earn cash bonuses based on their respective target bonus opportunities (established as a percentage of annual base salary, which was 100% in the case of Mr. Alston, 70% in the case of Mr. Ginsberg and 60% in the case of all other named executive officers). Each named executive officer, was eligible to earn a bonus based on Company financial performance. Each named executive officer other than Messrs, Ginsberg and Alston was also eligible to earn a bonus based on the extent to which the officer achieved individual objectives established for him by our Committee.

The Company bonus is based on the degree to which the Company achieves the annual revenue and adjusted operating income goals from the operating plan for 2013 which were approved by the Committee (a “Company Bonus”), while the individual bonus is based on the degree to which a senior officer achieves certain Committee-approved individual objectives for 2013 (an “Individual Bonus”). For purposes of the Company Bonus, the Company’s target revenue goal for 2013 reflected an approximately 23% increase over the Company’s actual 2012 revenue, and the Company’s target adjusted operating income goal reflected at the time an approximately 30% increase over the Company’s actual 2012 adjusted operating income. These growth rates reflected performance that was above the 75th percentile of our peer group at the time they were set. Our goals were challenging, and we did not fully achieve them in 2013. The individual officers’ bonus opportunities reflect our philosophy and goal to set the target total cash compensation for the named executive officers generally at or slightly above the median of total cash compensation of the named executive officers of our peer group companies, but only when Ixia’s high growth annual financial performance goals (i.e., our annual revenue and adjusted operating income goals) under the 2013 Bonus Plan were achieved.

The 2013 Bonus Plan provides that, in the case of our Former CEO and Mr. Ginsberg (who was serving as our Chief Innovation Officer at the time of the adoption of the 2013 Bonus Plan), 100% of the 2013 total target bonus was based on the Company’s 2013 financial performance.  This is because both officers were viewed as ultimately responsible for financial performance, so there was no need for individual goals. For each other named executive officer, 75% of his 2013 total target bonus opportunity consisted of the Company Bonus opportunity, and 25% of his 2013 total target bonus opportunity consisted of the Individual Bonus opportunity. For these officers, the 75%/25% apportionment of the total target bonus opportunity between the achievement of Company financial performance goals and the achievement of the officer’s individual objectives reflects the Committee’s desire to align our cash incentive compensation primarily with the overall annual operating performance of the Company which we believe will ultimately contribute to the creation of value for our shareholders. We also wish to recognize that not all high performance is reflected in annual financial performance and to recognize achievement of individual initiatives that better position the Company for long-term success.

If the Company achieved 100% of its target revenue and operating income goals, then Messrs. Ginsberg, Alston, Miller, Grahame, Buckly and de Graaf were eligible for a Company Bonus equal to 70%, 100%, 45%, 45%, 45% and 45%, respectively, of their annual base salaries (these percentages are referred to as an officer’s “Company Bonus” opportunity for purposes of the 2013 Bonus Plan). When Mr. Ginsberg was appointed Acting CEO in October 2013, his Company Bonus opportunity was increased to 100% of his annual base salary, on a pro rata basis, for the period during which he served as Acting CEO during 2013. If the Company exceeded 100% of its 2013 target revenue and operating income goals, then, based on the level of revenue and adjusted operating income achieved, the executive officers had an opportunity to earn higher Company Bonuses (up to a maximum of 180%, in the case of our Former CEO; up to a maximum of 126%, in the case of Mr. Ginsberg prior to his appointment as Acting CEO; and up to a maximum of 81%, in the case of the other named executive officers, of their respective base salaries). Our named executive officers were only eligible to receive Company Bonuses if our annual revenue or operating income for 2013 exceeded the minimum, or threshold, revenue and adjusted operating income goals of $397,429,000 and $86,023,000, respectively. These minimum, or threshold, goals were set at 75% of the target annual revenue and adjusted operating income goals of $529,665,000 and $114,697,000, respectively. No Company Bonuses would be paid if both of these minimum revenue and operating income goals were not achieved.

For purposes of our 2013 Bonus Plan, “operating income” meant our operating income from continuing operations, calculated under generally accepted accounting principles on a consolidated basis, before income taxes, interest and other income but after any bonuses payable under both our 2013 Bonus Plan and our employee bonus plan and as adjusted to exclude the effects of equity incentive compensation expense, restructuring charges, officer severance compensation, impairment charges, acquisition-related amortization and other M&A-related charges or income and similar charges or income.

The 2013 Bonus Plan also included a clawback feature requiring that if Company Bonuses were payable or paid and the Company’s consolidated financial statements for 2013 were restated to reflect a less favorable financial condition or less favorable results of operations than those previously determined or reported and those used for determining the Company Bonuses, the Committee could in its discretion determine that all or a part of the Company Bonuses would not be paid, delay the payment thereof or recover all or a portion of any bonus from the officers who had received them.

Certain of our named executive officers (i.e., Messrs. Miller, Grahame, Buckly and de Graaf) were also eligible to receive Individual Bonuses based on our determination of the degree to which they achieved certain Company objectives. As noted above, this opportunity represented 25% of their annual target bonus opportunity. These Individual Bonuses were designed to motivate the executive officers to achieve important short-term individual objectives. The maximum amount of the Individual Bonus that was payable to any named executive officer for 2013 was equal to 15% of his annual base salary. Unlike the Company Bonuses, the Individual Bonuses were capped at 100% of the potential maximum amount payable.

Each named executive officer (other than Mr. Ginsberg and our Former CEO) had equally weighted personal objectives for 2013. The personal objectives for Mr. Miller consisted of hiring a new Controller, improving the Company’s accounting organization and investor relations function. Mr. Grahame’s personal objectives consisted of hiring certain senior global sales and product personnel by October 1, 2013 and improving engagement scores (especially for China, Europe, the Middle East and Africa) to meet or exceed the Highly Innovative Index of the Innovative Company Norm of the ESS Survey. Mr. Buckly’s personal objectives consisted of effective litigation management, ensuring that the Company’s legal function can negotiate and conclude standard reseller agreements quickly and effectively, and ensuring that sales contracts with certain customers were entered into prior to October 1, 2013. Mr. de Graaf’s objectives consisted of improving Engagement Scores to meet or exceed the Highly Innovative Index of the Innovative Company Norm of the ESS Survey and delivering a successful program for demonstration and loaner equipment. In June 2014, the Committee reviewed the performance of Messrs. Grahame, Buckly and de Graaf and determined that each such officer had achieved 100% of his 2013 personal objectives. Neither Mr. Alston nor Mr. Miller was eligible to receive a bonus for 2013. Mr. Miller therefore was not evaluated against his individual objectives.

In addition to the Company and Individual Bonuses payable under the 2013 Bonus Plan, the independent members of our Board had the discretion to award bonuses on a selective basis under the 2013 Bonus Plan in order to recognize individual contributions or achievements.  No discretionary bonuses were paid to our named executive officers for 2013. All 2013 bonuses to be paid under the 2013 Bonus Plan to the named executive officers who were eligible to receive them (i.e., Messrs. Grahame, Buckly and de Graaf) were determined based on the Company’s actual achievement of the pre-set financial performance goals set forth in the 2013 Bonus Plan and the officers’ achievement of their individual objectives. Ensuring that payments based on actual achievement as measured against pre-established goals is an important component of the pay for performance philosophy in the incentive plans.

Executive officers were entitled to receive their Company and Individual Bonuses under the 2013 Bonus Plan only if they were employed by the Company or one of its subsidiaries as an eligible officer on the date on which the bonuses are paid, unless such requirement was waived by the Committee. Messrs. Ginsberg, Grahame, Buckly and de Graaf are expected to be employed by the Company as eligible officers on the date on which bonuses under the 2013 Bonus Plan are being paid. Messrs. Alston and Miller are no longer employed by the Company as eligible officers. Our former Chief Financial Officer, Tom Miller, served as an eligible officer during all of 2013 (i.e., the full period for which Company and individual performance was assessed under the 2013 Bonus Plan), and the 2013 Bonus Plan specifically provides for the Committee to have the power to waive the requirement that an officer be employed on the date on which bonuses are paid. For reasons that included the circumstances of Mr. Miller’s resignation as our Chief Financial Officer, the Committee did not exercise its discretion to waive the requirement for Mr. Miller. He therefore is not eligible to receive a bonus under the 2013 Bonus Plan.

The revenue and operating income goals, together with the related “bonus factors” that were used in the computation of bonuses, that were approved by our Compensation Committee under the 2013 Bonus Plan are as follows:

	2013 Revenue Bonus Factor Matrix		2013 Operating Income Bonus Factor Matrix
	Revenue Targets* (in thousands)	Revenue Bonus Factor*	Operating Income Targets* (in thousands)	Operating Income Bonus Factor*
Maximum	$614,441	180%	$133,049	180%
	582,632	150	126,167	150
	556,148	125	120,432	125
Target	529,665	100	114,697	100
	476,699	60	103,227	60
	423,732	20	91,758	20
Minimum	397,249	0	86,023	0

________________

*

For performance between two revenue or operating income targets, the revenue bonus factor and the operating income bonus factor are interpolated linearly for purposes of determining the amounts of the Company Bonuses earned by our named executive officers.

The amount of an officer’s 2013 Company Bonus is calculated by multiplying (i) the product of such officer’s annual base salary in effect at December 31, 2013 and such officer’s bonus opportunity by (ii) the applicable bonus factor average. The bonus factor average is equal to the average of the revenue bonus factor and the operating income bonus factor as determined in accordance with the bonus factor matrices set forth above. Stated mathematically, the amount of a Company Bonus payable to an officer equals AxBxC, where A = an officer’s annual base salary in effect at December 31, 2013; B = the applicable annual bonus percentage for such officer; and C = the applicable bonus factor average.

The 2013 Bonus Plan provided for the amount of a bonus payable to a named executive officer eligible for an Individual Bonus to be calculated by multiplying (i) the product of an officer’s annual base salary in effect at December 31, 2013 and the individual bonus opportunity percentage for such officer (i.e., 15% for Messrs. Grahame, Buckly and de Graaf) by (ii) the percentage degree to which it was determined that such officers achieved their respective personal objectives for 2013.

In order for executive officers to earn 100% of their Company Bonus opportunity for 2013, the Company needed to achieve revenue and adjusted operating income goals of approximately $529.7 million and $114.7 million, respectively. The 2013 revenue goal was approximately 28% higher than the Company’s actual 2012 revenue, while the 2013 operating income goal was approximately 23% higher than the Company’s actual 2012 operating income. The minimum threshold and maximum revenue and operating income goals were equal to approximately 75% and 116% of the revenue and operating income goals, respectively. We believed that the target and maximum financial performance goals under the Company’s officer bonus plan should be linked to the achievement of revenue and operating income goals that were challenging in light of the Company’s 2013 business plan and the Company’s performance in the prior year.

For 2013, the Company earned approximately $467.5 million in revenue and $84.6 million in operating income (calculated to take into account the adjustments described above) and therefore achieved less than the revenue goal and less than the operating income goal under the 2013 Bonus Plan. Because the Company met approximately 88.2% of the revenue goal but did not meet the minimum operating income threshold for 2013, the named executive officers earned Company Bonuses that were calculated using a bonus factor average equal to 26.4% and, consequently, earned Company Bonuses that were significantly less than their target Company Bonus opportunities. In addition, based on the degree to which the Committee determined the named executive officer achieved his individual objectives, each of Messrs. Grahame, Buckly and de Graaf earned Individual Bonuses equal to 100% of their Individual Bonus opportunities. The 2013 bonuses are being paid in accordance with the formulas set forth in the 2013 Bonus Plan (i.e., based on the Company’s achievement of the pre-set financial performance goals and the officers’ achievement of their personal objectives approved by our Committee), and no discretionary bonuses are being awarded.

The amounts of the 2013 Company and Individual Bonuses that would have been payable under the 2013 Bonus Plan to the Company’s named executive officers based on their annual base salaries at December 31, 2013 (or on the last day of his employment in the case of Mr. Alston) if the Company had exactly achieved its target financial performance goals under the 2013 Bonus Plan (i.e., approximately (i) $529.7 million of revenue and (ii) $114.7 million of operating income) and each officer eligible for an Individual Bonus achieved 100% of his individual objectives, were as follows (provided the officer remained eligible under the 2013 Bonus Plan on the date such bonuses became payable):

Named Executive Officer	Target 2013 Company Bonus Opportunity	Target 2013 Individual Bonus Opportunity	Target 2013 Total Bonus Opportunity	Target 2013 Total Bonus Opportunity (% of Base Salary)
Errol Ginsberg	$358,477(1)	--	$358,477	(1)
Victor Alston(2)	500,000	--	500,000	100%
Thomas B. Miller(2)	148,500	$49,500	198,000	60
Alan Grahame	157,500	52,500	210,000	60
Ronald W. Buckly	153,000	51,000	204,000	60
Raymond de Graaf	135,000	45,000	180,000	60

________________

(1)

Mr. Ginsberg’s target bonus reflects a bonus opportunity of 70% of his base salary (i.e., $445,000), prorated for the period from January 1, 2013 through October 23, 2013, plus 100% of his base salary (i.e., $560,000), prorated for the period from October 24, 2013 through December 31, 2013.

(2)	Such officer was not ultimately eligible to receive bonuses under the 2013 Bonus Plan because he resigned prior to the date on which bonuses are being paid.

The actual 2013 total bonuses (i.e., Company Bonuses plus Individual Bonuses, if applicable) earned by the named executive officers represented approximately 26.4%, 44.8%, 44.8% and 44.8% of the “target” 2013 total bonus opportunity for Messrs. Ginsberg, Grahame, Buckly and de Graaf, respectively.  Mr. Alston and Mr. Miller were not paid bonuses since they were not employed as executive officers through the date on which bonuses are being paid and therefore are not eligible to receive bonuses under the 2013 Bonus Plan. The following table sets forth information concerning the 2013 bonuses payable under the 2013 Bonus Plan to the Company’s named executive officers:

Named Executive Officer	2013 Company Bonus	2013 Individual Bonus	2013 Total Bonus	2013 Total Bonus as % of 2013 Base Salary*
Errol Ginsberg	$94,368	--	$94,368	20.3%
Alan Grahame	41,580	$52,500	94,080	26.9
Ronald W. Buckly	40,392	51,000	91,392	26.9
Raymond de Graaf	35,640	45,000	80,640	26.9

__________________

*

For all officers other than Mr. Ginsberg, 2013 base salary is determined by reference to the officer’s annual base salary rate for 2013. For Mr. Ginsberg, base salary is determined by reference to his salary for 2013 as reflected in the Summary Compensation Table included below in this Form 10-K.

2012-2013 Executive Officer Integration Bonus Plan. We purchased Anue in June 2012 and BreakingPoint in August 2012. The success of these acquisitions was viewed in large part as dependent on the successful integration of the businesses and operations of Anue and BreakingPoint into Ixia within 18 months after the acquisitions. Accordingly, in the fourth quarter of 2012, our Committee approved the 2012-2013 Executive Officer Integration Bonus Plan (the “Integration Bonus Plan”) in order to motivate and reward certain of the Company’s officers for their significant efforts in integrating these two acquired businesses with Ixia. Six of the Company’s officers participated in the Integration Bonus Plan, including the following named executive officers: Messrs. Miller, Grahame, Buckly and de Graaf. Messrs. Ginsberg and Alston were not eligible to participate in the Integration Bonus Plan.  Under the Integration Bonus Plan, participants were eligible to receive cash bonuses for 2012 and 2013 that were in addition to any amounts they received under any other bonus plan (including the 2013 Bonus Plan), provided that the Company achieved certain performance objectives related to the integration of the Ixia, Anue and BreakingPoint businesses. Participants in the Integration Bonus Plan were entitled to receive bonuses under the plan only if they had been employed by the Company or one of its subsidiaries in one of the positions identified in the plan on the date on which the bonuses became payable, unless the requirement was waived by the Committee.

The Integration Bonus Plan used three metrics to determine whether cash bonuses would be paid for a particular year and to determine the amount of such bonuses. First and foremost, however, the Integration Bonus Plan provided that, regardless of the extent to which the three metrics had been achieved for 2013, no bonuses would be payable for 2013 under the Integration Bonus Plan if the Company failed to achieve a “bonus factor average” (as described in the preceding section titled “2013 Senior Officer Bonus Plan”) of at least 100% under the 2013 Bonus Plan. As discussed above, under the 2013 Senior Officer Bonus Plan, the Company achieved a bonus factor average of only 26.4%, which resulted in no bonuses being payable for 2013 under the Integration Bonus Plan. Because that threshold requirement for the payment of bonuses under the Integration Bonus Plan was not achieved, the Committee has not assessed the extent to which the other three metrics had been achieved. Those metrics, however, are described below as they reflect the types of goals the Committee finds to be important in incenting our officers in connection with acquisition integration activities and demonstrated the Committee’s intent to reward performance against challenging objectives only in the event of superior performance.

The first metric was the average of the rates of voluntary employee attrition at Anue and BreakingPoint during the relevant measurement period. For 2013, the relevant measurement period for this metric and the other two metrics described below was the full 2013 fiscal year. The second metric used to determine whether bonuses would be paid was the total dollar value of orders for Anue network tool optimizer and impairment products and services from unaffiliated third parties that were received and accepted by the Company during the relevant measurement period, and that were not cancelled prior to the date on which the bonuses were calculated. The third metric was the total dollar value of orders for BreakingPoint products and services from unaffiliated third parties that were received and accepted by the Company during the relevant measurement period, and that were not cancelled prior to the date on which the bonuses were calculated.

Under the Integration Bonus Plan, our Committee set achievement targets (the “Targets”) for 2012 and 2013 for each of the three metrics. For 2013, the Target for the employee attrition metric was 5%; the Target for the Anue bookings metric was $97,500,000; and the Target for the BreakingPoint bookings metric was $70,200,000. The Company was required to achieve at least 85% of each of the three Targets for a particular year in order for any bonuses to be paid under the Integration Bonus Plan with respect to that year. Therefore, no bonus would be paid for 2013 under the Integration Bonus Plan if the actual 2013 employee attrition metric was greater than 5.75%, if the actual 2013 Anue bookings metric was less than $82,875,000, or if the actual 2013 BreakingPoint bookings metric was less than $59,670,500.

If the Company had satisfied all of the minimum achievement thresholds described above, the actual bonus that a participant in the Integration Bonus Plan would have been eligible to receive for 2013 is calculated by multiplying together the following three amounts: (i) the participant’s annual base salary in effect at the end of that year; (ii) the participant’s “Bonus Percentage,” which was 25% for 2013; and (iii) the average of the percentages of achievement for each of the three Targets (this percentage is referred to as the “Bonus Factor” and is capped at 100%).

Long-Term Equity Incentives

The use of long-term equity incentives serves as a key component of our executive compensation program. Equity incentives help to provide a necessary balance to the cash compensation components of our executive compensation program because they create an incentive for our management team to preserve and increase shareholder value over a longer period of time. The vesting of equity incentives also encourages executive officer retention, while base salaries and cash bonuses typically focus on short-term compensation and performance. Officer equity incentives in 2013 included time-based NSOs and RSUs and performance-based restricted stock units.

The Board has delegated to our Committee the authority for administering our equity incentive plans and for granting and determining the terms of equity incentives awarded to our employees thereunder. Under the terms of our Amended and Restated 2008 Equity Incentive Plan, as amended, our Committee is delegated the authority to grant equity incentives in the form of stock options (typically NSOs), RSUs, restricted stock awards and share appreciation rights. To date, however, the Committee has granted only NSOs and RSUs under the Company’s equity incentive plans.  For our executive officers, the vesting of certain of such equity incentives is time-based (i.e., they vest as long as the holder remains an employee of the Company) while the extent to which other equity incentives are earned and subsequently vest is contingent on the Company’s achievement of certain financial performance goals. Our Committee views the award of equity incentives as an effective, valuable and necessary incentive to attract and retain our executive officers and key employees whose services are necessary for our future success, to align their interests with the long-term interests of our shareholders by rewarding performance that enhances shareholder value and to further motivate them to create long-term shareholder value. We also review and consider recommendations from time to time by the Company’s Chief Executive Officer regarding the proposed grants of equity incentives to executive officers (other than himself) and other key employees whose contributions and skills are important to our long-term success.

We currently use stock options and/or RSUs for our executive officer equity awards to retain them, while keeping their interests aligned with the interests of shareholders. An executive officer typically receives a grant of NSOs upon first joining the Company and thereafter is eligible periodically to receive additional equity incentives, typically NSOs and/or RSUs. In determining the size and other terms of an initial or subsequent equity incentive grant to an executive officer, our Committee considers a number of factors, including equity incentive grant information from our peer group, the officer’s position and responsibilities, relative internal equity in compensation among our executive officers, the retention value of unearned and/or unvested equity incentive grants (if any), promotions, individual performance, salary, previous equity incentive grants (if any) and length of service to, and the compensation expenses recognized by, the Company. From time to time, we also award stock options or other equity incentives on a selective basis to executive officers in order to recognize their individual achievements and contributions, a promotion or a significant change in job responsibilities or to encourage retention.

NSOs and RSUs (in each case, other than new hire grants) for our employees, including executive officers, generally vest (subject to continuation of employment) in 16 equal quarterly installments over four years, as long as the holder remains an employee of the Company, and therefore encourage the holder to remain an employee of the Company. New hire grants of NSOs and RSUs for executive officers and other key employees typically vest (subject to continuation of employment) to the extent of 25% after one year of employment and as to the remaining 75% in 12 equal quarterly installments over the next three years. NSOs granted since 2008 typically expire as to all installments seven years after grant, subject to earlier expiration in the event of an optionee’s termination of employment. The effective date of an equity incentive award is never earlier than the date on which our Committee approves the grant or, if later, the date on which an employee commences his or her employment with the Company. Upon vesting, RSUs are settled by delivery to the holder of shares of our Common Stock.

Our Committee normally meets bi-monthly, typically on the first Thursday of every other calendar month, to award equity incentives to newly hired executive officers and key employees. It is our policy and practice that all stock options granted under our equity incentive plans have an exercise price equal to the closing sales price of our Common Stock on the effective date of an option grant.

The Committee also has for several years used performance-based vesting for options and RSUs in connection with a meaningful percentage of the number of equity incentives awarded to our executive officers, including our named executive officers, in an effort to more closely align our compensation program with the interests of our shareholders and to reward our officers for the Company’s financial performance. In 2013, the Committee granted to the named executive officers performance-based RSUs rather than a combination of performance-based RSUs and performance based NSOs as it had in each of 2010, 2011 and 2012.

It is the Company’s practice from time to time to grant additional equity incentives to its officers and employees, typically annually in the fiscal first quarter for executive officers and in the fiscal fourth quarter for employees other than executive officers, in order to incent them and encourage their retention as officers and employees of the Company. In connection with our Committee’s review and evaluation in the first quarter of 2013 of the compensation program for our executive officers, we conducted a review of the equity incentives then held by our executive officers. As part of that process, the Committee reviewed the types of equity incentives then held by each named executive officer, information concerning the equity incentive grant practices of companies in our peer group and various companies included in compensation surveys we considered relevant, each named executive officer’s job performance, responsibilities and contributions to the success of the Company, the value of the unearned and/or vested and unvested equity incentives then held by each named executive officer, and the overall compensation package for each named executive officer.

In connection with the Committee’s grant of performance-based equity incentives and its determination of the target goals thereunder, we also consider the Company’s financial performance for the immediately preceding fiscal year and the Company’s financial forecast for the next two fiscal years. We believe that the extent to which such equity incentives could be earned should be linked to the achievement of challenging financial performance goals. In setting the terms of our equity incentive grants awarded in February 2013, we took into account the Company’s improved financial performance during fiscal 2012, including the following:

●

Our fiscal 2012 revenues grew to a record $413.4 million, or 32.8% year-over-year (excluding the revenues from our 2012 acquisitions of Anue and BreakingPoint, revenues increased to $358.5 million, or 15.1%, year-over-year).

●	Our fiscal 2012 GAAP net income grew 70.4% year-over-year, and increased to $45.5 million, or $0.59 per diluted share, compared to fiscal 2011 net income of $26.7 million, or $0.37 per diluted share.

●	Our fiscal 2012 adjusted operating income (as determined for purposes of our performance-based equity incentives) grew by approximately 43% compared to fiscal 2011.

●

The Company generated $80.3 million in cash flow from operations in 2012 and ended the year with approximately $177.5 million in cash and investments (which included the effect of our 2012 acquisitions of Anue and BreakingPoint for cash purchase prices of approximately $152.4 million and $163.7 million, respectively), compared with $385 million at fiscal 2011 year end.

The Company’s fiscal 2012 performance, as well as its fiscal 2013 business plan to grow revenue and operating income (as determined for purposes of the equity incentives) by 28% and 23%, respectively, and the Company’s long-term business growth plans, were among the principal factors considered by the Compensation Committee in the first quarter of 2013 in determining the amounts of, and the decision to award, both time-based and performance-based equity incentives to our executive officers.

2013 Equity Incentive Grants. During 2013, the Compensation Committee granted long-term incentive compensation awards that consisted of a mix of NSOs and RSUs which would vest over four years based on an officer’s continued employment with the Company (“time-based NSOs” and “time-based RSUs,” respectively) and RSUs which would be earned upon the Company’s achievement of certain financial goals over two fiscal years (“performance-based RSUs”).

During 2013, we granted an aggregate of 73,500 time-based NSOs, 24,400 time-based RSUs and 209,000 performance-based RSUs to our named executive officers (i) in recognition of their job performance and responsibilities and the Company’s performance and (ii) to encourage their retention, incent them as executive officers, and further align their interests with the long-term interests of our shareholders. Of these grants, an aggregate of 61,500 time-based NSOs, 20,400 time-based RSUs and all of such performance-based RSUs were granted during the 2013 first quarter as part of the Company’s annual equity grant program.  The only other 2013 grants to named executive officers were the grants to Mr. Ginsberg in November 2013 of 12,000 additional time-based NSOs and 4,000 additional time-based RSUs in recognition of his appointment in October 2013 to serve in the additional position of Acting CEO.

Of our 2013 grants, the number of performance-based RSUs (as compared to time-based equity incentives) awarded to each named executive officer represented a meaningful percentage of the total equity incentives awarded to such officer. For the February 2013 grants, the Compensation Committee generally targeted total grant values so that each named executive officer would have the opportunity to earn total annual direct compensation (defined for this purpose as base salary, target bonus and the grant date value of both time-based and performance-based equity incentive awards) at a level between the median and the 75th percentile compared to the compensation for officers holding similar positions at our peer group of companies (except that Mr. de Graaf was above the 75th percentile for his benchmark in order for his compensation to be internally equitable with other similarly positioned officers at Ixia). The rationale for above-median equity award values was that the goals required to earn bonuses and the performance-based RSUs reflected above-median growth level. In addition, salary and bonus opportunities were set near the median as compared to our peer group of companies. The amount of performance contingent compensation was greater than the amount granted by those peers, however, in part because significantly more than 50% of the equity grants were made contingent on a rigorous two-year cumulative operating profit per weighted average share outstanding goal. The Committee positioned target long-term equity incentive compensation between the median and the 75th percentile as compared to our modified peer group of companies and generally structured the 2013 compensation program for the named executive officers to emphasize equity over cash compensation. The performance-based RSUs granted in 2013, which made up the majority of the value provided to the named executive officers in their annual 2013 equity awards, were established so that the target awards could only be earned at target levels if the Company’s financial performance were similarly strong, with a performance goal for purposes of the performance-based RSUs that were granted in 2013 that was 72% higher than the performance goal established for purposes of the similarily structured performance-based equity incentives granted in 2012.

The equity incentives awarded to the named executive officers in 2013 were specifically allocated as follows:

Named Executive Officer	Time-Based NSOs(1)	Time-Based RSUs(2)	Performance-Based RSUs(3)
Errol Ginsberg	24,500	8,100	56,700
Victor Alston	15,000	5,000	66,400
Tom Miller	7,500	2,500	21,500
Alan Grahame	5,000	1,600	19,500
Ronald W. Buckly	13,500	4,500	29,300
Raymond de Graaf	8,000	2,700	15,600

_______________________

(1)	All time-based NSOs, other than 12,000 time-based NSOs granted to Mr. Ginsberg in November 2013 in connection with his October 2013 appointment as Acting CEO, were granted in February 2013.
(2)	All such time-based RSUs, other than 4,000 time-based RSUs granted to Mr. Ginsberg in November 2013 in connection with his October 2013 appointment as Acting CEO, were granted in February 2013.
(3)	All such performance-based RSUs were granted in February 2013.

The NSOs granted during 2013 have exercise prices equal to the closing sales price of our Common Stock as of the date of grant as reported on Nasdaq. The exercise prices per share of the NSOs granted in February 2013 and November 2013 are $20.94 and $13.46, respectively. The time-based NSOs only have value if our stock price increases, and such a stock price increase also benefits our shareholders. The Compensation Committee believes that equity compensation should make up a greater portion of an officer’s compensation as his level of responsibility increases, which is demonstrated by the 2013 equity awards to Messrs. Ginsberg and Alston.

The number of the performance-based RSUs that are listed in the above table that will be earned by an officer will be based on the percentage degree to which the Company achieves a target level of aggregate Non-GAAP Operating Profit per Average Number of Shares Outstanding (as defined below) for the Company’s combined 2013 and 2014 fiscal years and will be determined in accordance with the table set forth below. If the Company’s actual performance results fall between two of the percentages in the “Percentage of Target Objective Achieved” column, then straight-line interpolation will be used to determine the Percentage of Performance-Based RSUs Earned.

Combined 2013-2014 Non-GAAP Operating Profit per Average Number of Shares Outstanding	Percentage of Target Objective Achieved	Percentage of Performance-Based RSUs Earned
Threshold Objective ($)	66.7%	0%
	68.2%	5%
	75.0%	25%
	83.2%	50%
	91.6%	75%
Target Objective ($)	100%	100%

A named executive officer will earn 100% of his performance-based RSUs if the Company earns the target Combined 2013-2014 Non-GAAP Operating Profit per Average Number of Shares Outstanding objective as approved by the Committee. No performance-based RSUs will be earned unless the Company achieves in excess of the threshold objective, which is equal to 66.7% of the target objective.

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

The Company’s “Combined 2013-2014 Non-GAAP Operating Profit per Average Number of Shares Outstanding” is equal to the sum of the Company’s Non-GAAP Operating Profit per Average Number of Shares Outstanding for each of 2013 and 2014.

Our Compensation Committee believes that the Combined 2013-2014 Non-GAAP Operating Profit per Average Number of Shares Outstanding target for the performance-based RSUs is challenging, and that there is a significant possibility that the target objective for 2013-2014 may not be achieved. The 2013-2014 target is higher than both the comparable 2012-2013 target (i.e., $1.79) for the 2012 equity incentive grants tied to the Company’s 2012-2013 financial performance (discussed below), and the Combined 2012-2013 Non-GAAP Operating Profit per Average Number of Shares Outstanding (i.e., $2.20) actually achieved by the Company for purposes of the 2012-2013 performance-based grants.

We are not currently disclosing the target for the Combined 2013-2014 Non-GAAP Operating Profit per Average Number of Shares Outstanding measure because the number is derived from our confidential internal business plan. Disclosure of our specific financial objectives for 2013-2014 at this level of detail would provide our competitors with insights into our business plans, forecasts and strategies and would cause us competitive harm. We plan to provide our shareholders with information concerning the financial metrics for the performance-based RSUs within approximately 90 days after the Company’s financial results for 2014 have been released, at which time it is unlikely that the disclosure of such information would cause the Company any competitive harm.

The number of performance-based RSUs that become earned and subject to vesting will be determined by multiplying (i) the Percentage of Performance-Based RSUs Earned, as determined in accordance with the table above, by (ii) the total number of shares subject to an executive officer’s performance-based RSUs.

If the Company earns Combined 2013-2014 Non-GAAP Operating Profit per Average Number of Shares Outstanding in excess of the threshold objective, which is equal to 66.7% of the target objective, then the performance-based RSUs will become earned and subject to vesting based on the extent to which the target objective has been achieved (see table above), provided the officer remains an employee of the Company (or any of its affiliates) from the RSU grant date through the date on which the Company files with the SEC its Annual Report on Form 10-K for the year ending December 31, 2014 (the “2014 Form 10-K Filing Date”). If, for example, the Company achieves exactly 75% of the target objective, then the percentage of performance-based RSUs earned would be equal to 25%. If, however, the Company achieves 83.2% of the target objective, then the percentage of performance-based RSUs earned would be equal to 50%.

If any of the Company’s existing business units becomes a discontinued operation prior to January 1, 2015, then all or some of the percentages in the column in the above table labeled “Percentage of Performance-Based RSUs Earned” may be reduced by the Committee in its sole discretion. In addition, to the extent that during any continuous 90-day period ending on or before December 31, 2014 and other than as a result of voluntary employee resignations, the Company reduces the total number of full-time employees of the Company and its subsidiaries by more than 20 persons without the approval of the Board, then all or some of the percentages in that same column may be reduced by the Committee in its sole discretion.

Within 30 days following the Company’s 2014 Form 10-K Filing Date, the Compensation Committee will meet to (i) confirm in writing the extent to which the financial targets have been met and (ii) certify the number of performance-based RSUs, if any, that have become earned and eligible for vesting for each executive officer.

To the extent that the performance-based RSUs become earned and eligible for vesting, 50% of the earned RSUs will vest on the date of the Committee’s confirmation and certification described above, provided that the officer remains an employee of the Company through the 2014 Form 10-K Filing Date. The remaining 50% of such earned RSUs will vest in eight equal quarterly installments with the first of such installments vesting on May 15, 2015 and one additional installment vesting on the fifteenth day of the second month of each calendar quarter thereafter, provided that the officer remains an employee of the Company from the grant date through the applicable vesting date.

If the officer ceases to serve as an employee of the Company (or any of its affiliates) prior to the 2014 Form 10-K Filing Date, then the performance-based RSUs will automatically be cancelled and forfeited for no value. In addition, if the Company achieves less than the threshold objective for the 2013-2014 performance period, then no performance-based RSUs will be earned and they will automatically be cancelled and forfeited for no value, effective as of the date of the Committee certification and confirmation described above.

In the event that, prior to the vesting in full of the RSUs, the Company concludes that it is required to restate its financial statements for all or any portion of 2013 and/or 2014 to reflect a less favorable financial condition and/or less favorable results of operations than previously determined and/or reported, then as of the date of such conclusion (as such date is reported in the Company's Current Report on Form 8-K reporting such event), the Committee shall have the right in its sole discretion to cancel and terminate all or a portion of any such unearned and/or unvested RSUs without payment of any consideration therefor.

2012 Equity Incentive Grants Tied to the Company’s 2012-2013 Performance. In February 2012, in order to increase the performance-based portion of our executive officers’ compensation, the Compensation Committee granted to our named executive officers, in addition to time-based NSOs and RSUs, an aggregate of 195,000 performance-based NSOs and 54,967 performance-based RSUs which could be earned and become eligible for vesting based upon the Company’s achievement of certain financial performance goals over two fiscal years. The performance-based NSOs and performance-based RSUs were granted to our executive officers in recognition of their job performance and responsibilities, to encourage their retention and incent them as executive officers, and to further align their interests with the long-term interests of our shareholders. The following performance-based NSOs and performance-based RSUs were granted to the named executive officers:

Named Executive Officer	Performance-Based NSOs	Performance-Based RSUs
Errol Ginsberg	50,000	16,667
Victor Alston	60,000	20,000
Tom Miller	22,000	7,300
Alan Grahame	26,000	8,700
Ronald W. Buckly	22,000	7,300
Raymond de Graaf	15,000	5,000

The number of performance-based RSUs and performance-based NSOs that an officer could earn and that became eligible for vesting was based on the degree to which the Company achieved a target level of aggregate Non-GAAP Operating Profit per Average Number of Shares Outstanding for the Company’s combined 2012 and 2013 fiscal years and was determined in accordance with the following table. If the Company’s actual performance results had fallen between two of the percentages in the “Percentage of Target Objective Achieved” column, then straight-line interpolation would have been used to determine the percentage of RSUs and NSOs earned:

	Combined 2012-2013 Non-GAAP Operating Profit per Average Number of Shares Outstanding ($)	Percentage of Target Objective Achieved	Percentage of Performance-Based RSUs and NSOs Earned
Threshold Objective	$1.19	66.7%	0%
	1.22	68.2	5
	1.34	75.0	25
	1.49	83.2	50
	1.64	91.6	75
Target Objective	1.79	100.0	100

The number of performance-based RSUs and NSOs that became earned and subject to vesting was determined by multiplying (i) the Percentage of Performance-Based RSUs and NSOs Earned, as determined in accordance with the table above, by (ii) the total number of shares subject to an executive officer’s performance-based RSUs and NSOs, respectively.

On or about the date of the filing of this Form 10-K with the SEC, the Committee will confirm and certify that the Company’s Combined 2012-2013 Non-GAAP Operating Profit Per Average Number of Shares Outstanding, as defined in the terms of the performance-based NSOs and performance-based RSUs, was $2.20 and represented approximately 123% of the target objective of $1.79. Therefore, based on the Company’s achievement of the target objective, 100% of each named executive officer’s performance-based NSOs will be deemed earned and eligible for vesting, of which 50% will vest and become immediately exercisable and the remaining 50% will vest in eight equal quarterly installments, with one installment vesting and becoming exercisable immediately on the date of such confirmation and certification and one additional installment vesting on June 30, 2014 and continuing to vest on the last day of each calendar quarter thereafter, provided that the officer remains an employee of the Company through the applicable vesting date. Similarly, upon such confirmation and certification, 100% of the performance-based RSUs will be deemed earned and eligible for vesting, of which 50% will vest immediately and the remaining 50% will vest in eight equal quarterly installments, with the first of such installments vesting on the date of such confirmation and certification and additional installments vesting on August 15, 2014 and on the fifteenth day of the second month of each calendar quarter thereafter, provided that the officer remains an employee of the Company from the grant date through the applicable vesting date.

These vesting percentages and schedules for the performance-based NSOs and RSUs reflect the fact that this Form 10-K is being filed in June 2014, rather than in early March 2014. The performance-based NSOs will expire on the seven-year anniversary of their date of grant (i.e., on February 2, 2019), subject to earlier termination under certain circumstances.

The award agreements for the performance-based RSUs and NSOs include a forfeiture provision that applies in the event of a restatement. The provision is similar to the forfeiture provision described above with respect to the 2013-2014 performance-based RSU grants, except that forfeiture under the 2012-2013 awards occurs automatically rather than at the discretion of the Committee. The 2012-2013 performance-based RSUs and NSOs were, for accounting purposes only, deemed forfeited in connection with the Company's restatement in April 2013 of certain of its previously issued financial statements. The Committee, however, after consultation with legal counsel and the Committee’s independent compensation consultant, has determined that it does not consider such awards to have been legally forfeited in connection with the restatement.

Severance and Change-in-Control Benefits

Our executive officers, including our named executive officers, are eligible to receive severance compensation and benefits under severance and change-in-control provisions contained in our officer severance plans if their employment is involuntarily terminated (other than for cause) or is terminated by an officer for good reason and fulfills certain conditions, including executing a separation agreement that includes a full release of claims such officer may have against the Company as well as non-disparagement, non-competition and non-solicitation clauses. Our severance plans are intended to provide a level of assistance to such officers in the event of the termination of their employment under qualifying circumstances. Severance benefits include an amount of cash compensation determined as a multiple of annual base pay and bonus, continuation of health benefits, and for certain officers, the vesting of all or a portion of equity incentives.

Our officer severance plans provide important protection to our executive officers and are effective in recruiting and retaining executive officers.  We believe that the severance and change-in-control provisions promote the ability of our executive officers to act in the best interests of our Company and our shareholders in the event that a hostile or friendly change-in-control is under consideration without their being unduly influenced by personal considerations, such as fear of losing their jobs as a result of a change-in-control. We also believe that these provisions provide appropriate severance compensation and benefits to our executive officers if they are involuntarily terminated without cause or if they terminate their employment for good reason, even in the absence of a change-in-control.

In September 2000, the Company adopted the Ixia Officer Severance Plan (as amended through December 31, 2012, the “2000 Severance Plan”). Effective January 1, 2009, upon the recommendation of our Committee, our Board effectively created a new officer severance plan by amending and restating the 2000 Severance Plan (as so amended and restated, the “2009 Severance Plan”) while still retaining the 2000 Severance Plan as a separate officer severance plan in substantially its then current form. The 2009 Severance Plan amended the 2000 Severance Plan to provide for, among other things, changes to the calculation of severance benefits and the addition of provisions for the acceleration of the vesting of all or a portion (depending on the circumstances) of the equity incentives held by an eligible officer upon a qualifying termination of employment.  In March 2011, the Board amended the 2000 Severance Plan to terminate the “single trigger” right of an eligible officer under that plan to elect severance benefits if he or she terminates his or her employment unilaterally, without good reason and within one year following a change-in-control. This amendment became effective on March 22, 2012 with respect to all then eligible officers under the 2000 Severance Plan, as amended (i.e., Messrs. Ginsberg, Alston and Miller).

All of the named executive officers (other than our Former CEO and former CFO, Messrs. Alston and Miller) currently qualify as eligible officers for purposes of our officer severance plans. Because the amount of severance compensation payable to our named executive officers under the 2000 Severance Plan, as amended, and the 2009 Severance Plan may vary depending on a number of factors, including an officer’s length of employment with the Company as of the officer’s termination date, our named executive officers at the time of adoption of the 2009 Severance Plan were provided an option to choose the severance plan in which they wished to participate. Messrs. Ginsberg, Alston and Miller elected to remain as participants in the 2000 Severance Plan, while Messrs. Grahame, Buckly and de Graaf and the other current executive officers of the Company elected to participate in the 2009 Severance Plan. See “Termination of Employment and Change-in-Control Arrangements” below for additional information regarding our officer severance plans.

In October 2013, Mr. Alston resigned from his position as the Company’s President and Chief Executive Officer under circumstances that did not entitle him to severance compensation and benefits under the 2000 Severance Plan. As a result, the Company did not pay Mr. Alston any severance upon his resignation.

In March 2014, Mr. Miller resigned from his position as the Company’s Chief Financial Officer under circumstances that entitled him, upon termination of his employment with the Company, to severance compensation and benefits under the 2000 Severance Plan. Accordingly, upon the termination of Mr. Miller’s employment on June 3, 2014, we entered into an employment separation agreement with Mr. Miller pursuant to which we will, in accordance with the terms of the 2000 Severance Plan, to (i) pay to Mr. Miller the aggregate sum of $838,908 in monthly installments over a one-year period and (ii) provide Mr. Miller with continued health care insurance coverage for a period of 18 months following the termination of his employment. Benefits under the 2000 Severance Plan do not include the acceleration of vesting of any equity incentive awards.

Benefits

We currently provide the following benefits to our executive officers, including our named executive officers, generally on the same basis as these benefits are provided to all of our employees:

●	401(k) Plan
●	Health, dental and vision insurance
●	Life insurance
●	Short- and long-term disability insurance
●	Vacation
●	Opportunity to participate in our Employee Stock Purchase Plan (under which shares of our Common Stock can be purchased at a discount)

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

Although it is not our practice to provide our executive officers with significant perquisites, in recognition of Mr. Ginsberg’s status as a founder of the Company, his contributions to the success of the Company, and his long tenure with the Company, during 2013, the Company paid the monthly lease payments for a car that was used by Mr. Ginsberg, our Chief Innovation Officer during 2013 and, since October 2013, our Acting CEO, for both business and personal use. The total amount of such payments for 2013 was $30,011. See the “Summary Compensation Table,” beginning on page ___, for additional information regarding this benefit.

Risk Assessment

Our Compensation Committee periodically reviews our compensation policies, practices and programs to help ensure that they do not encourage excessive risk taking by our executive officers and employees. In structuring the executive officers’ compensation program for 2013, the Compensation Committee, with the assistance of FWC, assessed the risks arising from the Company’s compensation program and concluded that such risks are not reasonably likely to have a material adverse effect on the Company. We believe that excessive risk taking by our executive officers and employees is not encouraged by the Company’s compensation programs for the following reasons:

●	Our incentive plans are market-driven and appropriately balance between short-term and long-term performance and cash and equity compensation, with a meaningful percentage focused on long-term equity compensation.

●

Our incentive programs pay for performance against financial targets that include a profit metric and are set to be challenging yet achievable in order to motivate a high degree of business performance over one to two years.

●

The Company Bonuses (see “Cash Bonuses” below) provided for in our 2013 Senior Officer Bonus Plan were set at competitive levels and were based on the Company’s achievement of certain financial performance goals, and the maximum Company Bonuses payable under such plan were capped at specified percentages of annual base salary. The Company has implemented internal controls, oversight and other safeguards that help detect and discourage behavior involving excessive risk taking by its executive officers and other employees.  To reinforce our commitment to ethical conduct and discourage excessive risk taking, Ixia’s 2013 Senior Officer Bonus Plan includes a “clawback” provision which states that the Compensation Committee has the absolute right not to pay, to delay the payment of, or to recover all or a portion of, any bonus awarded to an officer under such plan if the Company’s 2013 financial statements are restated.

●

2013 grants of long-term equity incentive compensation consisted of a mix of “time-based” NSOs and “time-based” and “performance-based” RSUs. The performance-based RSUs only become eligible for vesting if the Company achieves above a pre-set combined two-year financial performance target for the period comprising the Company’s 2013 and 2014 fiscal years, thus serving both a retention and a longer term performance function and increasing the emphasis on longer term stock price growth. The time-based NSOs have exercise prices equal to the closing sales price on the date of grant and therefore only have value if our share price increases, thus aligning our executive officers’ interests with the interests of our shareholders. The value of both time-based and performance-based RSUs also increases as our share price increases, further aligning those interests.

●

Ixia’s long-term performance-based RSUs granted in 2013 include a forfeiture provision which states that if the Company restates its financial statements for any reason for all or any portion of fiscal 2013 and/or 2014, then to the extent that performance-based RSUs have previously become earned and subject to vesting and, based on the restated financial statements and as measured against the metrics that determined the extent to which the grants had been earned, should not have become so earned and subject to vesting, the Committee may in its discretion and to the extent that earned and unvested RSUs remain outstanding, require that the earned and unvested RSUs that should not have become earned be cancelled and forfeited for no value.

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

Qualifying performance-based compensation, including compensation attributable to the issuance, exercise or vesting of equity incentives, such as nonstatutory stock options (or any other equity-based instrument for which the amount of compensation received (i) is dependent solely on an increase in the value of common stock after the date of grant), and (ii) RSUs that vest based on the achievement of certain performance criteria, will not be subject to the deductibility limitation if certain conditions are met.

The base salaries, cash bonuses and incentive components (other than stock options and certain RSUs granted under our equity-based incentive plans) of our executive compensation program generally do not constitute qualifying performance-based compensation for purposes of Section 162(m). Our Second Amended and Restated 2008 Equity Incentive Plan, as amended, allows us to grant performance-based equity compensation (for example, RSUs that vest or become eligible for vesting based on the Company’s achievement of financial performance metrics) that is intended to qualify as deductible performance-based compensation under Section 162(m). The deductibility of compensation, however, is not the sole factor considered by our Board or our Committee in establishing appropriate levels of compensation or structuring incentive programs. Accordingly, there may be circumstances from time to time where a named executive officer’s compensation may exceed the amount that is deductible under Section 162(m), and our Board and our Committee may nonetheless elect to provide the compensation in order to achieve our compensation objectives. For 2013, our compensation program was designed so that all compensation paid to our named executive officers would be deductible under Section 162(m).

Executive Compensation and Other Information

The following table summarizes information for the years ended December 31, 2011, 2012 and 2013 about compensation earned for services performed in all capacities for Ixia and its subsidiaries in each of such years by (i) our Acting Chief Executive Officer, (ii) our former Chief Executive Officer, (iii) our former Chief Financial Officer and (iv) each of the Company’s three most highly compensated executive officers (other than our Acting Chief Executive Officer and our former Chief Financial Officer) serving at December 31, 2013. The individuals listed below are referred to in this Annual Report on Form 10-K as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)
Errol Ginsberg	2013	459,538	1,326,992	158,680	94,368	30,011	(7)	2,069,589
Acting Chief Executive	2012	421,654	785,853	962,655	392,587	20,239		2,582,988
Officer and Chief	2011	390,000	276,777	1,009,836	201,644	19,481		1,897,738
Innovation Officer(6)

Victor Alston	2013	467,308	1,495,116	116,544	-	8,385		2,087,353
Former President and	2012	403,808	917,900	1,639,082	586,924	7,297		3,555,011
Chief Executive Officer(8)	2011	310,000	168,237	737,581	137,384	18,458		1,371,660

Thomas B. Miller	2013	321,923	502,560	58,272	-	3,640		886,395
Former Chief Financial	2012	298,654	336,791	411,512	269,077	5,576		1,321,610
Officer(9)	2011	290,000	166,428	605,903	128,520	23,693		1,214,544

Alan Grahame	2013	341,923	707,772	104,890	94,080	24,273		1,272,938
Senior Vice President,	2012	316,231	400,218	488,452	287,016	33,420		1,525,337
Worldwide Sales	2011	300,000	166,428	605,903	132,952	24,066		1,229,349

Ronald W. Buckly	2013	350,000	441,834	38,848	91,392	3,640		925,714
Senior Vice President,	2012	321,846	336,791	638,506	295,985	12,588		1,605,716
Corporate Affairs and	2011	300,000	166,428	605,903	132,952	3,250		1,208,533
General Counsel

Raymond de Graaf	2013	304,808	383,202	62,157	80,640	3,640		834,447
Vice President, Operations

(1)	Includes amounts, if any, deferred at the election of the named executive officer under our 401(k) Plan.
(2)

Amounts shown in this column do not reflect compensation actually received by the named executive officers. The amounts shown reflect the aggregate grant date fair value of RSUs computed in accordance with FASB ASC Topic 718, and are not necessarily indicative of the actual amounts that the named executive officer will realize upon the vesting of such RSUs. The grant date fair value of each stock award is measured based on the closing sales price of our Common Stock on the date of grant, as reported on the Nasdaq Global Select Market. Amounts shown in this column do not include the value of certain performance-based RSUs that, for accounting purposes, were deemed cancelled and regranted in 2013 as a result of our April 2013 Restatement. See Note 11 to the consolidated financial statements included in this Form 10-K.

(3)

Amounts shown in this column do not reflect compensation actually received by the named executive officers. The amounts shown reflect the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718, and are not necessarily indicative of the compensation that the named executive officers will actually realize. The grant date fair value of each option grant is estimated based on the fair value on the date of grant and using the Black-Scholes option pricing model.  The assumptions used to calculate the fair value of our options are set forth in Note 11 to the consolidated financial statements included in this Form 10-K. Amounts shown in this column do not include the value of certain performance-based nonstatutory stock options that, for accounting purposes only, were deemed forfeited and regranted in connection with the restatement in April 2013 of certain of our previously issued financial statements. The aggregate grant date fair value of such stock options, computed as provided in this Footnote 3 as of the deemed date of regrant, for Messrs. Ginsberg, Alston, Miller, Grahame, Buckly and de Graaf was $929,455, $631,657, $507,135, $507,135, $507,135 and $411,530, respectively. See Note 11 to the consolidated financial statements included in this Form 10-K.

(4)

For 2013, the amounts shown for Messrs. Ginsberg, Grahame, Buckly and de Graaf represent the amounts paid under our 2013 Senior Officer Bonus Plan based on the extent to which for 2013 (i) the Company achieved certain pre-established revenue and adjusted operating income goals and (ii) in the case of Messrs. Grahame, Buckly and de Graaf, such officer achieved individual objectives assigned to the officer for 2013. For 2012, the amounts shown for Messrs. Ginsberg, Alston, Miller, Grahame and Buckly represent or include the amounts paid under our 2012 executive officer bonus plan based on the extent to which for 2012 (i) the Company achieved certain pre-established revenue and adjusted operating income goals and (ii) in the case of Messrs. Miller, Grahame and Buckly, the Company achieved certain non-financial Company objectives. For 2012, the amounts shown for Messrs. Miller, Grahame and Buckly also include the amounts paid under our 2012-2013 Executive Officer Integration Bonus Plan based on the extent to which the Company achieved 2012 bookings goals and employment rates of attrition goals for Anue and BreakingPoint. For 2011, the amounts shown for the named executive officers were paid under our 2011 Executive Officer Bonus Plan and were based on the extent to which for 2011 (i) the Company achieved certain pre-established revenue and adjusted operating income goals and (ii) each officer achieved individual objectives assigned to the officer for 2011.

(5)

The amounts shown in this column for 2013 include (i) matching contributions that the Company made under its 401(k) Plan of $2,500 allocated to the accounts of each of Messrs. Ginsberg, Miller, Grahame, Buckly and de Graaf; (ii) the cash value of awards to Messrs. Ginsberg ($8,657), Alston ($7,245) and Grahame ($20,633) under the Company’s President’s Club and employee reward programs; and (iii) $1,140 paid by the Company for term life insurance for the benefit of each of the named executive officers.

(6)	Mr. Ginsberg serves as our Chairman and Chief Innovation Officer and, in October 2013, was appointed to the additional position of Acting Chief Executive Officer.
(7)

The amount shown for Mr. Ginsberg for 2013 includes $11,700 of the total $30,011 annual payment made by Ixia for a leased car provided to Mr. Ginsberg, which amount is attributed to Mr. Ginsberg’s personal use of the car, plus $6,013 paid as a tax gross up for related personal income taxes.

(8)	Mr. Alston resigned from the position of President and Chief Executive Officer in October 2013.
(9)	Mr. Miller resigned from the position of Chief Financial Officer in March 2014.

Grants of Plan-Based Awards

The following table sets forth certain information concerning potential payouts under grants of awards under our equity incentive plans during 2013 to our named executive officers. This table does not reflect certain performance-based nonstatutory stock options that, for accounting purposes, were deemed forfeited and regranted in connection with our restatement in April 2013 of certain of our previously issued financial statements. See Footnote 3 to the Summary Compensation Table above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)						Estimated Future Payouts Under Equity Incentive Plan Awards(2)					All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock and
Executive Officer	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)	Stock or Units(#)(3)	Underlying Options (#)(4)	Option Awards ($/Sh)	Option Awards ($)(5)
Errol Ginsberg		31,150	(6)	311,500	(7)	560,700	(8)	-		-		-	-	-	-	-
	02/07/13	-		-		-		1,890	(9)	56,700	(10)	-	-	-	-	1,187,298
	02/07/13	-		-		-		-		-		-	4,100	-	-	85,854
	02/07/13	-		-		-		-		-		-	-	12,500	20.94	97,120
	11/05/13	-		-		-		-		-		-	4,000	-	-	53,840
	11/05/13	-		-		-		-		-		-	-	12,000	13.46	61,560

Victor Alston		50,000	(6)	500,000	(7)	900,000	(8)	-		-		-	-	-	-	-
	02/07/13	-		-		-		2,213	(9)	66,400	(10)	-			-	1,390,416
	02/07/13	-		-		-		-		-		-	5,000		-	104,700
	02/07/13	-		-		-		-		-		-	-	15,000	20.94	116,544

Thomas B. Miller		14,850	(6)	198,000	(7)	316,800	(8)	-		-		-	-	-	-	-
	02/07/13	-		-		-		717	(9)	21,500	(10)	-	-	-	-	450,210
	02/07/13	-		-		-		-		-		-	2,500	-	-	52,350
	02/07/13	-		-		-		-		-		-	-	7,500	20.94	58,272

Alan Grahame		15,750	(6)	210,000	(7)	336,000	(8)	-		-		-	-	-	-	-
	02/07/13	-		-		-		977	(9)	29,300	(10)	-	-	-	-	613,542
	02/07/13	-		-		-		-		-		-	4,500	-	-	94,230
	02/07/13	-		-		-		-		-		-	-	13,500	20.94	104,890

Ronald W. Buckly		15,300	(6)	204,000	(7)	326,400	(8)	-		-		-	-	-	-	-
	02/07/13	-		-		-		650	(9)	19,500	(10)	-	-	-	-	408,330
	02/07/13	-		-		-		-		-		-	1,600	-	-	33,504
	02/07/13	-		-		-		-		-		-	-	5,000	20.94	38,848

Raymond de Graaf		13,500	(6)	180,000	(7)	288,000	(8)	-		-		-	-	-	-	-
	02/07/13	-		-		-		520	(9)	15,600	(10)	-		-	-	326,664
	02/07/13	-		-		-		-		-		-	2,700	-	-	56,538
	02/07/13	-		-		-		-		-		-	-	8,000	20.94	62,157

(1)

These amounts represent cash incentive bonuses potentially payable to our named executive officers under our 2013 Senior Officer Bonus Plan (the “2013 Bonus Plan”). Under the 2013 Bonus Plan, (i) each eligible officer was entitled to receive an annual bonus (his “annual bonus opportunity”) based on the degree to which the Company achieved pre-established financial performance goals for 2013; and (ii) each eligible officer (other than Messrs. Alston and Ginsberg) was entitled to receive an individual bonus based on the degree to which he achieved individual objectives assigned to him for 2013.

Under the 2013 Bonus Plan, our Compensation Committee established financial performance targets for 2013, consisting of revenue and adjusted operating income targets, and a formula for determining annual and individual bonuses based on a specified percentage of an officer’s base salary.  “Adjusted operating income” means the Company’s operating income from continuing operations calculated on a consolidated basis for the year ended December 31, 2013 after taking into account any bonuses payable under the 2013 Bonus Plan and under the Company’s 2013 employee bonus plan, and as adjusted to exclude the effects of equity incentive compensation expense, restructuring charges, officer severance compensation, impairment charges, acquisition-related amortization and other M&A-related charges or income, and similar charges or income. The actual amount paid to each named executive officer for 2013 under our 2013 Bonus Plan is set forth in the “Non-Equity Incentive Plan” column in the Summary Compensation Table above.

(2)

These awards represent performance-based restricted stock units (“RSUs”) granted under our Second Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”).  The number of RSUs that are earned by an officer will be based on the percentage degree to which the Company achieves a target level of aggregate Non-GAAP Operating Profit per Average Number of Shares Outstanding for the Company’s combined 2013 and 2014 fiscal years (the “Operating Profit Target”).  No RSUs will be earned unless the Company achieves in excess of 66.7% of the Operating Profit Target. To the extent that the RSUs are earned and become eligible for vesting, 50% of the earned RSUs will vest immediately and the shares covered thereby will be issued, while the remaining 50% will vest and the shares covered thereby will be issued in eight equal quarterly installments with the first of such installments vesting on May 15, 2015 and one additional installment vesting on the 15th day of the second month of each calendar quarter thereafter, provided the officer remains an employee of the Company from the grant date through the applicable vesting date.

(3)

These awards consist of RSUs awarded under the 2008 Plan. These RSUs vest and the shares covered thereby will be issued in 16 equal quarterly installments over approximately four years following the award date as long as the officer remains an employee of the Company.

(4)

These awards consist of NSOs granted under the 2008 Plan. These NSOs vest and become exercisable in 16 equal quarterly installments over approximately four years following the grant date as long as the officer remains an employee of the Company. The NSOs have a maximum term of seven years subject to earlier termination.

(5)

Stock awards and option awards are shown at their aggregate grant fair value computed in accordance with FASB ASC Topic 718, and such amounts are not necessarily indicative of the compensation actually received or realized upon the vesting or exercise of such equity incentives. The fair value of each option grant is estimated based on the fair value on the date of grant and using the Black-Scholes option pricing model. The grant date fair value of each stock award is measured based on the closing sales price of our Common Stock on the date of grant, as reported on the Nasdaq. Assumptions used to calculate the fair value of our options are set forth in Note 11 to the consolidated financial statements included in this Form 10-K.

(6)

The amount shown represents the estimated “threshold” payout under the 2013 Bonus Plan and assumes that (i) the Company achieved the revenue and operating income goals required for the payment of 10% of an officer’s annual bonus opportunity under the 2013 Bonus Plan; and (ii) in the case of Messrs. Miller, Grahame, Buckly and de Graaf, the officer did not achieve any of the individual objectives required for the payment to him of an individual bonus under the 2013 Bonus Plan.

(7)

The amount shown represents the “target” payout under the 2013 Bonus Plan and assumes that (i) the Company achieved the revenue and adjusted operating income goals required for the payment of 100% of an officer’s annual bonus opportunity under the 2013 Bonus Plan; and (ii) in the case of Messrs. Miller, Grahame, Buckly and de Graaf, the officer achieved 100% of the individual objectives required for the payment to him of his maximum individual bonus under the 2013 Bonus Plan.

(8)

The amount shown represents the “maximum” payout under the 2013 Bonus Plan and assumes that (i) the Company achieved the revenue and adjusted operating income goals required for the payment of an officer’s maximum annual bonus opportunity (i.e., 81% to 180% of his annual base salary) under the 2013 Bonus Plan; and (ii) in the case of Messrs. Miller, Grahame, Buckly and de Graaf, the officer achieved 100% of the individual objectives required for the payment to him of his maximum individual bonus under the 2013 Bonus Plan.

(9)

The amount shown represents an estimated “threshold” payout of the number of performance-based RSUs that will become earned and eligible for vesting if the Company achieves 67.7% of the Operating Profit Target that has been established as a financial performance goal for purposes of the RSUs (i.e., 1% above the threshold performance level at which the RSUs would be forfeited).

(10)

The amount shown represents the “target” payout of the number of performance-based RSUs that will become earned and eligible for vesting if the Company achieves 100% of the Operating Profit Target that has been established as a financial performance goal for purposes of the RSUs.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth certain information concerning outstanding unexercised or unvested equity awards that were held as of December 31, 2013 by our named executive officers. The table does not include certain performance-based options and RSUs that, for accounting purposes, were deemed cancelled and regranted in 2013 as a result of our restatement in April 2013 of certain of our previously issued financial statements. See Note 11 to the consolidated financial statements included in this Form 10-K.

	Option Awards									Stock Awards
Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested(2)		Market Value of Shares or Units of Stock That Have Not Vested(3)
Errol Ginsberg	05/28/08	6,250		-		-		7.99	05/28/15	02/08/11	4,782		$63,648
	02/19/09	46,875		-		-		5.00	02/19/16	03/16/12	14,063		187,179
	03/12/10	45,000		5,625		-		8.88	03/12/17	03/16/12	16,667	(4)	221,838
	03/12/10	61,250	(5)	8,750	(5)	-		8.88	03/12/17	12/13/12	12,525		166,708
	02/08/11	47,437		21,563		-		18.09	02/08/18	02/07/13	56,700	(6)	754,677
	02/08/11	63,750	(7)	21,250	(7)	-		18.09	02/08/18	02/07/13	3,332		44,349
	03/16/12	32,811		42,189		-		12.66	03/16/19	11/05/13	3,334		44,376
	03/16/12	-		-		50,000	(8)	12.66	03/16/19
	12/13/12	12,500		37,500		-		15.47	12/13/19
	02/07/13	2,343		10,157		-		20.94	02/07/20
	11/05/13	2,000		10,000		-		13.46	11/05/20

Victor Alston	02/19/09	19,687		-		-		5.00	01/21/14(9)
	03/12/10	44,688		-		-		8.88	01/21/14(9)
	03/12/10	56,874		-		-		8.88	01/21/14(9)
	02/08/11	26,250		-		-		18.09	01/21/14(9)
	02/08/11	48,125		-		-		18.09	01/21/14(9)
	02/02/12	16,874		-		-		12.74	01/21/14(9)
	05/11/12	45,311		-		-		11.60	01/21/14(9)
	12/13/12	11,250		-		-		15.47	01/21/14(9)
	02/07/13	1,874		-		-		20.94	01/21/14(9)

Thomas B. Miller	03/12/10	46,763		4,063		-		8.88	03/12/17	02/08/11	2,875		38,266
	03/12/10	60,937	(5)	4,063	(5)	-		8.88	03/12/17	02/02/12	6,188		82,362
	02/08/11	28,462		12,938		-		18.09	02/08/18	02/02/12	7,300	(4)	97,163
	02/08/11	38,250	(7)	12,750	(7)	-		18.09	02/08/18	12/13/12	5,025		66,883
	02/02/12	14,436		18,564		-		12.74	02/02/19	02/07/13	2,032		27,046
	02/02/12	-		-		22,000	(8)	12.74	02/02/19	02/07/13	21,500	(6)	286,165
	12/13/12	5,000		15,000		-		15.47	12/13/19
	02/07/13	1,406		6,094		-		20.94	02/07/20

Alan Grahame	02/19/09	2,188		-		-		5.00	02/19/16	02/08/11	2,875		38,266
	03/12/10	16,250		4,063		-		8.88	03/12/17	02/02/12	7,313		97,336
	03/12/10	60,937	(5)	4,063	(5)	-		8.88	03/12/17	02/02/12	8,700	(4)	115,797
	02/08/11	28,462		12,938		-		18.09	02/08/18	12/13/12	6,000		79,860
	02/08/11	38,250	(7)	12,750	(7)	-		18.09	02/08/18	02/07/13	3,657		48,675
	02/02/12	17,061		21,939		-		12.74	02/02/19	02/07/13	29,300	(6)	389,983
	02/02/12	-		-		26,000	(8)	12.74	02/02/19
	12/13/12	6,000		18,000		-		15.47	12/13/19
	02/07/13	2,531		10,969		-		20.94	02/07/20

Ronald W. Buckly	05/02/07	86,250		-		-		8.90	06/30/15	02/08/11	2,875		38,266
	03/12/10	60,937		4,063		-		8.88	03/12/17	02/02/12	6,188		82,362
	03/12/10	60,937	(5)	4,063	(5)	-		8.88	03/12/17	02/02/12	7,300	(4)	97,163
	02/08/11	28,462		12,938		-		18.09	02/08/18	12/13/12	5,025		66,883
	02/08/11	38,250	(7)	12,750	(7)	-		18.09	02/08/18	02/07/13	1,300		17,303
	02/02/12	14,436		18,564		-		12.74	02/02/19	02/07/13	19,500	(6)	259,545
	02/02/12	-		-		-		12.74	02/02/19
	06/07/12	21,875		28,125		22,000	(8)	10.99	06/07/19
	12/13/12	5,000		15,000		-		15.47	12/13/19
	02/07/13	936		4,064		-		20.94	02/07/20

	Option Awards									Stock Awards
Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested(2)		Market Value of Shares or Units of Stock That Have Not Vested(3)
Raymond de Graaf	02/19/09	1,563		-		-		5.00	02/19/16	02/08/11	1,782		23,718
	03/12/10	12,500		3,125		-		8.88	03/12/17	02/02/12	4,219		56,155
	03/12/10	12,500	(5)	3,125	(5)	-		8.88	03/12/17	02/02/12	5,000	(4)	66,550
	02/08/11	17,530		7,970		-		18.09	02/08/18	12/13/12	3,000		39,930
	02/08/11	31,875	(7)	10,625	(7)	-		18.09	02/08/18	02/07/13	2,194		29,202
	02/02/12	9,843		12,657		-		12.74	02/02/19	02/07/13	15,600	(6)	207,636
	02/02/12	-		-		15,000	(8)	12.74	02/02/19
	12/13/12	3,000		9,000		-		15.47	12/13/19
	02/07/13	1,500		6,500		-		20.94	02/07/20

__________________________

(1)	Unless otherwise indicated, stock options vest and become exercisable in installments over approximately four years following the date of grant.
(2)	Unless otherwise indicated, RSUs vest and the shares covered thereby will be automatically issued in 16 equal quarterly installments over approximately four years following the date of the award.
(3)	Market value of RSUs is based on the closing sales price of a share of Ixia Common Stock of $13.31 on December 31, 2013, as reported on Nasdaq.
(4)

These RSUs were granted in 2012 as performance-based RSUs. The number of performance-based RSUs that will be earned by the named executive officer (other than Mr. Miller whose employment has terminated) who is no longer an executive officer) and that will become eligible for vesting is based on the extent to which the Company achieved the Compensation Committee-approved pre-set target of Non-GAAP Operating Profit per Average Number of Shares Outstanding (“Operating Profit Per Share”) for the Company’s combined 2012 and 2013 fiscal years. The Operating Profit Per Share target for the 2012 and 2013 fiscal years at which named executive officers would earn 100% of their performance-based RSUs was set at $1.79 per share. Based on the combined Operating Profit Per Share achieved by the Company for fiscal 2012 and 2013 (approximately $2.23), each of Messrs. Ginsberg, Grahame, Buckly and de Graaf is expected to earn 100% of his performance-based RSUs, of which 50% will vest on the date on which the Compensation Committee certifies the 2012-2013 Operating Profit Per Share, which date is expected to be on or about the date of the filing of this Form 10-K with the SEC, and the remaining 50% will vest in eight equal installments, with the first of such installments vesting immediately on the date of such certification and one additional installment vesting on August 15, 2014 and on the last day of the six calendar quarters thereafter as long as the named executive officer remains an employee of the Company.

(5)

These options were granted in 2010 as performance-based NSOs. The number of performance-based NSOs that were earned by the named executive officer and became eligible for vesting was based on the percentage degree to which the Company achieved the target Operating Profit Per Share for the Company’s combined 2010 and 2011 fiscal years. Based on the combined Operating Profit Per Share achieved by the Company for fiscal 2010 and 2011, each named executive officer earned 100% of his performance-based NSOs, of which 50% vested and became exercisable on March 16, 2012, and the remaining 50% of the earned NSOs vest in eight equal quarterly installments with the first of such installments vesting on June 30, 2012 and one additional installment vesting on the last day of the seven calendar quarters thereafter as long as the named executive officer remains an employee of the Company.

(6)

These RSUs were granted in 2013 as performance-based RSUs.  Up to 100% of these RSUs may be earned and 50% of any earned RSUs will vest and the shares covered thereby will be automatically issued in the first calendar quarter of 2015 based on the extent to which the Company achieves the target Operating Profit Per Share for the Company’s combined 2013 and 2014 fiscal years approved by the Compensation Committee.  The remaining 50% of any earned RSUs will vest and the shares covered thereby will be automatically issued in eight equal quarterly installments commencing May 15, 2015 as long as the executive officer remains an employee of the Company.

(7)

These options were granted in 2011 as performance-based NSOs. The number of performance-based NSOs that was earned by the named executive officer and became eligible for vesting was based on the percentage degree to which the Company achieved the target Operating Profit Per Share for the Company’s combined 2011 and 2012 fiscal years. Based on the 2011-2012 combined Operating Profit Per Share, each named executive officer earned approximately 35% of his performance-based NSOs. In recognition of the post-acquisition financial results achieved by Anue and BreakingPoint and the significant efforts undertaken by the Company’s officers with respect to the integration of Anue and BreakingPoint into the Company, the Compensation Committee decided to treat all such performance-based NSOs as earned in full and eligible for vesting.  Accordingly, 56.25% of such NSOs vested and became exercisable on April 12, 2013, and the remaining 43.75% of such NSOs vest in seven equal quarterly installments with the first of such installments vesting on June 30, 2013 and one additional installment vesting on the last day of each of the six calendar quarters thereafter as long as the named executive officer remains an employee of the Company.

(8)

These options were granted in 2012 as performance-based NSOs. The number of performance-based NSOs that will be earned by the named executive officer and that will therefore become eligible for vesting will be based on the percentage degree to which the Company achieved the target Operating Profit Per Share for the Company’s combined 2012 and 2013 fiscal years. Based on the 2012-2013 combined Operating Profit Per Share, each named executive officer is expected to earn 100% of his performance-based NSOs. Accordingly, 50% of such earned NSOs will vest and become exercisable on the date on which the Compensation Committee certifies the 2012-2013 Operating Profit Per Share, which date is expected to be on or about the date of the filing of this Form 10-K with the SEC, and the remaining 50% will vest in eight equal installments, with the first of such installments vesting immediately on the date of such certification and one additional installment vesting on June 30, 2014 and on the last day of each of the six calendar quarters thereafter as long as the named executive officer remains an employee of the Company.

(9)

Mr. Alston resigned on October 24, 2013. Upon his resignation, he forfeited all of his unvested NSOs. His vested NSOs remained exercisable for 90 days following the date of his resignation (i.e., through January 21, 2014).

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock option exercises and the vesting of restricted stock units (“RSUs”) during 2013 for our named executive officers.

	Option Awards(1)		Stock Awards(1)
Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Errol Ginsberg	6,250	34,500	15,018	247,219
Victor Alston	3,750	15,875	12,838	228,614
Thomas B. Miller	14,174	165,020	7,193	118,255
Alan Grahame	97,499	1,291,042	9,487	160,521
Ronald W. Buckly	63,125	578,113	8,119	138,701
Raymond de Graaf	70,312	832,227	5,588	95,153

_________________________

(1)

All information provided in this table relates to stock options and RSUs awarded under our Amended and Restated 1997 Equity Incentive Plan or our Second Amended and Restated 2008 Equity Incentive Plan.

(2)

The value realized equals the difference between the closing sales price of Ixia Common Stock on the exercise date, as reported on Nasdaq, and the option exercise price, multiplied by the number of shares for which the option was exercised.

(3)	The value realized equals the closing sales price of Ixia Common Stock on the vesting date, as reported on Nasdaq, multiplied by the number of shares as to which the RSUs vested.

Pension Benefits/Nonqualified Deferred Compensation Plans

Ixia’s named executive officers did not receive any benefits in 2013 from Ixia under deferred pension or deferred contribution plans other than benefits under Ixia’s 401(k) Plan described in Footnotes 1 and 5 to the Summary Compensation Table above. Ixia does not maintain a nonqualified deferred contribution or other deferred compensation plan for its executive officers.

Termination of Employment and Change-in-Control Arrangements

Our named executive officers who are currently employed by the Company are eligible to receive severance compensation and benefits under severance and change-in-control provisions contained in our officer severance plans if their employment is terminated under certain conditions. We believe that these provisions promote the ability of our executive officers to act in the best interests of our Company and its shareholders in the event that a hostile or friendly change-in-control is under consideration without their being unduly influenced by personal considerations, such as fear of losing their jobs as a result of a change-in-control. We also believe that these provisions provide appropriate severance compensation and benefits to our executive officers if they are terminated without cause or terminate their employment for good reason even in the absence of a change-in-control. Furthermore, we believe that severance and change-in-control benefits are effective in recruiting and retaining executive officers.

Under our severance plans, our executive officers are entitled to receive severance compensation and benefits following a termination of their employment, if such termination is non-temporary, involuntary and without cause or if an officer terminates voluntarily his or her employment under certain limited circumstances (e.g., a material diminution in base salary). In addition, if there is a change-in-control in the Company, an eligible officer will receive benefits under the severance plan if his or her employment terminates under certain circumstances in connection with the change-in-control.  The amount of the severance compensation and benefits payable upon termination of employment under circumstances entitling an officer to severance can vary depending on which of our severance plans an officer participates in. As a condition of receiving severance benefits, an officer who is entitled to receive benefits under a severance plan must sign a severance agreement that includes, among other provisions, a release of claims he or she may have against us and post-termination non-solicitation and non-disparagement provisions.

In September 2000, the Company adopted the Ixia Officer Severance Plan (as amended through December 31, 2008, the “2000 Severance Plan”). Under the 2000 Severance Plan (as originally adopted by the Company), each officer was entitled to severance pay based on a formula that took into account the officer’s highest annual compensation, the number of years employed by us and the highest office attained prior to termination. If there were a change-in-control in the Company, an eligible officer would receive benefits under the 2000 Severance Plan if the officer resigned (i) for any reason within one year following the change-in-control or (ii) for “good reason” within two years following the change-in-control.

Effective January 1, 2009, the Company in effect adopted a second officer severance plan by amending and restating the 2000 Severance Plan (as so amended and restated, the “2009 Severance Plan”), while also retaining the 2000 Officer Severance Plan as in effect on December 31, 2008 as a separate officer severance plan in substantially its then current form. As compared to the 2000 Severance Plan, the 2009 Severance Plan provides for, among other things, changes to the calculation of severance benefits and the addition of provisions for the acceleration of the vesting of all or a portion (depending on the circumstances) of the equity incentives held by an eligible officer upon a qualifying termination of employment. Each executive officer was afforded an opportunity to irrevocably elect whether to remain a participant in the 2000 Severance Plan or to become a participant in the 2009 Severance Plan. The 2009 Severance Plan currently applies to all executive officers other than Mr. Ginsberg, who elected to remain a participant under the 2000 Severance Plan as in effect prior to the adoption of the 2009 Severance Plan. Mr. Alston, our former President and Chief Executive Officer, and Tom Miller, our former Chief Financial Officer, also elected to remain as participants in the 2000 Severance Plan.

In March 2011, the Board amended the 2000 Severance Plan to terminate the “single trigger” right of an eligible officer to elect severance benefits under the 2000 Severance Plan if he or she terminates his or her employment unilaterally, without good reason and within one year following a change-in-control. The amendment became effective with respect to all then eligible officers (i.e., Messrs. Ginsberg, Miller and Alston) under the 2000 Severance Plan on March 22, 2012. Under the 2000 Severance Plan as amended in March 2011, in the event of a change-in-control, an eligible officer is now entitled to receive severance benefits in the event of a voluntary termination only if the officer terminates his or her employment for good reason within two years after such change-in-control.

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

The Board adopted the 2009 Severance Plan principally to provide severance benefits that were deemed to be more competitive with the benefits offered by certain of our then peer group companies. Based in part on the 2000 Severance Plan, the 2009 Severance Plan also reflects then current market data concerning, and trends and developments in, severance and change-in-control benefits and practices.  Although there are many similarities between the provisions contained in the 2009 Severance Plan and the 2000 Severance Plan, the 2009 Severance Plan differs from the 2000 Severance Plan in several material respects. The principal differences between the 2009 Severance Plan and the 2000 Severance Plan include:

●

The 2009 Severance Plan changes the formula for paying severance benefits in a non-change-in-control context by reducing the number of years-of-service categories used in calculating cash severance compensation from four categories under the 2000 Severance Plan (i.e., less than one year, one year to less than three years, three years to less than five years and five or more years) to two categories under the 2009 Severance Plan (i.e., less than one year and one year or more). The formula also no longer differentiates among four officer categories; the only categories under the 2009 Severance Plan are the Chief Executive Officer and officers other than the Chief Executive Officer. The percentage multipliers against annual compensation for the purpose of calculating general severance cash benefits has been changed in the 2009 Severance Plan to (a) either 100% or 200%, depending on years of service, for the Chief Executive Officer (as compared to a range under the 2000 Severance Plan of from 65% to 300% depending on years of service) and (b) either 50% or 100%, depending on years of service, for other eligible officers (as compared to a range under the 2000 Severance Plan of 50% to 140%, depending on the officer’s position and years of service).

●

Unlike the 2000 Severance Plan, the 2009 Severance Plan provides for a separate formula for payments upon a change-in-control. In such case, under the 2009 Severance Plan, the Chief Executive Officer would be paid 200% of his annual compensation and the other eligible officers would be paid 125% of their annual compensation. The 2009 Severance Plan does not provide for the severance benefits payable upon a change-in-control to depend in part on the length of time the eligible officer was employed by the Company.

●

The 2009 Severance Plan generally provides that in the event of a change-in-control, all unvested equity awards (other than rights granted under the Company’s Employee Stock Purchase Plans and rights granted after the effective date of the change-in-control) would automatically vest if an eligible officer’s employment is terminated by the Company without cause within two years following the change-in-control. In the case of stock options, such options would immediately become exercisable in full and remain exercisable for at least one year following termination of employment. The 2009 Severance Plan also provides that in the event of a qualifying non-change-in-control termination of employment, the vesting of equity awards (other than rights granted under the Company’s Employee Stock Purchase Plan) would accelerate for awards scheduled to vest within 12 months following the termination of employment, and all vested awards would remain exercisable for at least 90 days following termination. Under the 2000 Severance Plan, there are no comparable provisions for the acceleration of equity incentive awards in the event of a termination of employment either following a change-in-control or in connection with a qualifying non-change-in-control termination of employment.

●

The 2000 Severance Plan defines “annual compensation” as the highest annual cash compensation (i.e., base salary plus bonus for the prior year) paid by the Company to an eligible officer during the employment period. Under the 2009 Severance Plan, in the change-in-control context, “annual compensation” is cash compensation during the most recent calendar year (defined as base salary plus target bonus), and in the non-change-in-control context, it is the officer’s current annual base salary rate plus the average annual bonus earned by the officer over the prior three-year period.

●	The 2009 Severance Plan includes changes from the 2000 Severance Plan in the definitions of “cause” and “good reason.”

General Severance Compensation. Under each of the 2000 Severance Plan and the 2009 Severance Plan, the eligible officers are entitled to receive general severance compensation and benefits if their employment terminates under certain conditions, other than in connection with a change-in-control of the Company. The circumstances under which an eligible officer is entitled to general severance compensation and benefits include but are not limited to the officer’s termination by the Company other than for “cause” (as defined in each Plan) and the officer’s voluntary termination following a material reduction (e.g., more than 10%) in his or her annual base salary.

The amount of general severance cash compensation that an eligible officer is entitled to receive is calculated based on a formula that takes into account (i) in the case of the 2009 Severance Plan, the officer’s most recent annual compensation (defined as provided above) or, in the case of the 2000 Severance Plan, the officer’s highest annual compensation (defined as provided above), (ii) the length of the officer’s employment with the Company and (iii) the officer’s position. Specifically, under the 2009 Severance Plan, the Company’s Chief Executive Officer would be eligible to receive general severance cash compensation equal to 100% of annual compensation if he or she has been employed by the Company for less than one year prior to termination or 200% of such compensation if he or she has been employed for one or more years prior to termination. Other eligible officers would be eligible to receive general severance cash compensation equal to 50% of annual compensation if they have been employed by the Company for less than one year prior to termination or 100% of annual compensation if they have been employed by the Company for one or more years prior to termination.

Under the 2000 Severance Plan, Mr. Ginsberg is, and Mr. Miller prior to the termination of his employment in March 2014 was, eligible to receive general severance cash compensation (without any accelerated vesting of equity incentive awards) equal to the following specified percentages of highest annual compensation based on years of service and the highest office attained prior to termination (Mr. Ginsberg has, and Mr. Miller prior to his resignation had, served as an executive officer of the Company for more than five years):

Length of Employment Period	Ginsberg	Miller
> One Year but <Three Years	N/A	N/A
> Three Years but <Five Years	N/A	N/A
> Five Years	300%	140%

Under the 2009 Severance Plan, if an eligible officer is entitled to receive general severance compensation and benefits, then upon termination of employment the vesting of his or her equity incentive awards (other than under the Company’s Employee Stock Purchase Plan) will generally be accelerated by 12  months and, in the case of exercisable securities, will remain exercisable for the longer of (i) the period specified in the applicable equity award agreement or (ii) 90 days following the termination of the officer’s employment with the Company.

Change-in-Control Severance Compensation. In the event of a change-in-control (as defined in the 2009 Severance Plan) of the Company and in lieu of the general severance compensation and benefits described above, an eligible officer is entitled to receive change-in-control severance compensation and benefits if, in connection with or within two years following the change-in-control, the officer elects for “good reason” (as defined in the 2009 Severance Plan) to terminate his or her employment with the Company or an acquiror or is terminated by the Company or an acquiror without “cause” (as defined in the 2009 Severance Plan). Under the 2000 Officer Severance Plan, in the event of a change-in-control (as defined in the 2000 Severance Plan) of the Company, an eligible officer is currently entitled to receive change-in-control severance compensation and benefits under the 2000 Severance Plan if within two years following the change-in-control, the officer elects to terminate his or her employment with the Company for good reason.

The amount of change-in-control severance cash compensation that an eligible officer is entitled to receive under the 2009 Severance Plan is calculated based on the officer’s most recent annual compensation (as defined above). Specifically, the Company’s Chief Executive Officer is eligible to receive change-in-control severance compensation equal to 200% of annual compensation, and other eligible officers are eligible to receive change-in-control severance compensation equal to 125% of such compensation. If an eligible officer is entitled to receive change-in-control severance compensation as a result of a termination by the Company or an acquiror without cause, then upon termination of employment the vesting of his or her equity incentive awards (other than under the Company’s Employee Stock Purchase Plan) will generally vest to the extent then unvested and, in the case of exercisable securities, will remain exercisable for the longer of (a) the period specified in the applicable equity award agreement or (b) one year following the termination of the officer’s employment. The amount of change-in-control cash compensation that an eligible officer is entitled to receive under the 2000 Severance Plan is the same as the amount that he would receive as general severance compensation under the 2000 Severance Plan.

Potential Amounts Payable under our Severance Plans. Each of our current named executive officers qualifies as an eligible officer in the applicable officer severance plan in which he participates. Because the amount of severance compensation and benefits payable to our named executive officers under the 2000 Severance Plan and the 2009 Severance Plan could vary depending on a number of factors, including an officer’s length of employment with the Company as of his termination date, upon the Board’s adoption of the 2009 Severance Plan our executive officers were provided an option to choose which severance plan they wanted to participate in. As noted above, Messrs. Ginsberg, Alston and Miller elected to remain as participants in the 2000 Severance Plan, while Messrs. Grahame, Buckly and de Graaf elected to participate in the 2009 Severance Plan.

Each eligible officer is entitled to severance pay based on a formula set forth in the applicable severance plan.  Table 1 below sets forth the general severance compensation and benefits to which each named executive officer who was employed on December 31, 2013 would have been entitled had his employment terminated as of December 31, 2013 under circumstances entitling him to severance benefits in a “non-change-in-control” termination.  Table 2 below sets forth the potential severance cash compensation and benefits to which each such named executive officer would have been entitled had his employment terminated as of December 31, 2013 in connection with a change-in-control and under circumstances entitling him to severance benefits.

Table1	Severance Compensation in a Non-Change-in-Control Termination

Executive Officer(1)	General Severance Compensation ($)	Market Value of Unexercisable Options that Vest ($)(2) (3)	Market Value of Restricted Stock Units that Vest ($)(2) (4)	Health Benefits(5) ($)	Total Non- Change-in-Control Compensation ($)
Errol Ginsberg	2,512,761	N/A	N/A	23,337	2,536,098
Thomas B. Miller	838,708	N/A	N/A	23,337	862,045
Alan Grahame	575,204	41,556	180,098	23,337	820,195
Ronald W. Buckly	568,194	69,701	156,299	23,337	817,531
Raymond de Graaf	502,782	30,894	102,979	16,397	653,052

Table 2	Severance Compensation if Termination in connection with or following a Change-in-Control

Executive Officer(1)	General Severance Cash Compensation ($)	Market Value of Unexercisable Options that Vest ($)(2) (3)	Market Value of Restricted Stock Units that Vest ($)(2) (4)	Health Benefits(5) ($)	Total Change-in-Control Compensation ($)
Errol Ginsberg	2,512,761	N/A	N/A	23,337	2,536,098
Thomas B. Miller	838,708	N/A	N/A	23,337	862,045
Alan Grahame	719,005	63,323	769,917	23,337	1,575,582
Ronald W. Buckly	710,243	124,370	561,522	23,337	1,419,472
Raymond de Graaf	628,478	43,452	423,191	16,397	1,111,518

________________________

(1)

Messrs. Buckly, Grahame and de Graaf have each elected to participate in the 2009 Severance Plan, and their severance compensation is calculated in accordance with the terms of that Plan. In 2009, Messrs. Ginsberg and Miller elected to continue his participation in the 2000 Severance Plan, and their potential severance compensation as of December 31, 2013 is calculated in accordance with the terms of that Plan.

(2)

As participants in the 2000 Severance Plan, Mr. Ginsberg is not, and Mr. Miller prior to his March 2014 resignation was not, entitled to acceleration of his equity incentives in connection with the termination of his employment for any reason.

(3)

Represents the market value upon acceleration of stock options held as of December 31, 2013. The market value equals the difference between the closing sales price of a share of Ixia Common Stock of $13.31 on December 31, 2013 as reported on Nasdaq and the option exercise price, multiplied by the number of options for which vesting is accelerated.

(4)

Represents the market value upon acceleration of RSUs held as of December 31, 2013. The market value of RSUs is based on the closing sales price of a share of Ixia Common Stock of $13.31 on December 31, 2013 as reported on Nasdaq, multiplied by the number of RSUs for which vesting is accelerated.

(5)	Represents the cost of health care continuation insurance for 18 months.

Tom Miller, the Company’s former Chief Financial Officer, was entitled to receive severance payments and benefits under the 2000 Severance Plan in connection with his resignation from that office in March 2014. Accordingly, upon the termination of Mr. Miller’s employment on June 3, 2014, the Company entered into an employment separation agreement with Mr. Miller pursuant to the 2000 Severance Plan. In that agreement, the Company agreed to (i) pay to Mr. Miller the aggregate sum of $838,908 in monthly installments over a one-year period and (ii) provide Mr. Miller with continued health care insurance coverage for a period of 18 months following the termination of his employment. Our total expense for maintaining Mr. Miller’s health insurance for that period will be approximately $23,337. Benefits under the 2000 Severance Plan do not include the acceleration of the vesting of any equity awards.

Vic Alston, the Company’s former President and Chief Executive Officer, was not entitled to receive severance compensation and benefits under the 2009 Severance Plan in connection with his resignation in October 2013.

Under Section 280G of the Internal Revenue Code (the “Code”), an employer will lose a deduction for tax purposes with respect to an “excess parachute payment” payable upon a change in the employer’s control or ownership and a 20% excise tax will be imposed on the recipient of an excess parachute payment.  A parachute payment is generally defined as any payment in the nature of compensation paid to an officer or highly compensated individual which is contingent on a change-in-control or ownership, provided that the aggregate value of all such payments is at least three times the recipient’s base amount (i.e., the recipient’s average taxable compensation for the five years prior to the year in which the change-in-control occurs).  An excess parachute payment is generally defined as an amount equal to the excess of any parachute payment over the portion of the base amount allocated to such payment.  In the event that an officer’s severance benefits upon termination will exceed three times the officer’s base compensation for purposes of Section 280G of the Code, then the benefits payable to the officer under our Severance Plan will automatically be reduced by the minimum amount necessary to ensure that the benefits do not constitute an excess parachute payment under Section 280G.

Compensation of Directors

The following table shows compensation information for Ixia’s non-employee directors for 2013:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Total ($)
Laurent Asscher	58,722	89,999	68,747	217,468
Jonathan Fram	82,995	89,999	68,747	241,741
Gail Hamilton	84,250	89,999	68,747	242,996
Jon F. Rager(3)	32,204	-	-	32,204

_________________________

(1)

Only non-employee members of the Board are eligible to receive compensation for serving on the Board.  Because Mr. Ginsberg in 2013 and Mr. Alston until October 2013 served concurrently as executive officers of the Company and as members of the Board, they did not receive any additional compensation as members of the Board.  Information concerning the compensation paid to Messrs. Ginsberg and Alston as executive officers is set forth in the “Summary Compensation Table” below.

(2)

Amounts shown reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 of the restricted stock units and the nonstatutory stock options granted to such directors upon their re-election to the Board at the 2013 Annual Meeting and are not necessarily indicative of the compensation that our directors will actually realize.  The grant date fair value of each stock award is measured based on the closing sales price of our Common Stock on the date of grant as reported on the Nasdaq Global Select Market (i.e., $16.86 per share).  The grant date fair value of each option grant is estimated based on the fair value on the date of grant and using the Black-Scholes option pricing model.  The assumptions used to calculate the fair value of our options are set forth in Note 11 to the consolidated financial statements included in this Form 10-K.  As of December 31, 2013, each of our non-employee directors held RSUs covering 2,669 shares. As of that date, each of Messrs. Asscher and Fram held nonstatutory stock options to purchase a total of 33,000 shares, and Ms. Hamilton held nonstatutory stock options to purchase a total of 25,500 shares.

(3)	Mr. Rager retired as a member of the Board on June 19, 2013.

Non-Employee Director Fee Schedule for 2013

The table below sets forth the amounts we paid to our non-employee directors as quarterly retainers and meeting attendance fees in the first quarter of 2013.

Non-Employee Director Retainer and Meeting Attendance Fees for 2013 First Quarter

Retainers and Fees	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Quarterly Retainer (non-Chair)	$8,750	$2,500	$2,250	$1,250
Quarterly Retainer (Chair)	N/A*	5,000	3,000	1,750
Meeting Attendance Fees	0	0	0	1,500

_________________________

* Mr. Ginsberg currently serves as Chairman of the Board, but he does not receive any retainer or meeting attendance fees because he is also an officer and employee of the Company.

Effective April 1, 2013, the Board made certain adjustments to the compensation payable to non-employee directors. The changes included the elimination of attendance fees for meetings of the Nominating and Corporate Governance Committee and the addition of quarterly retainers for members of the Nominating and Corporate Governance Committee. The table below sets forth the amounts that were paid to our non-employee directors commencing April 1, 2013 and that we currently pay to our non-employee directors as quarterly retainers:

Retainers and Fees	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Quarterly Retainer (non-Chair)	$12,500	$2,500	$2,500	$1,500
Quarterly Retainer (Chair)	0*	6,250	6,250	3,000

_________________________

*	Mr. Ginsberg currently serves as Chairman of the Board, but he does not receive any retainer or other compensation as Chairman of the Board because he is also an officer and employee of the Company.

No attendance fees are payable to Board or Committee members for attending a Committee meeting.  Mr. Ginsberg does not receive any cash, equity or other compensation for serving as a member of the Board because is an officer and employee of the Company and, as a result, is not eligible to receive any compensation as a Board member.

The total amount of cash compensation paid to all non-employee directors for 2013 was $258,171. We also reimburse all directors for reasonable expenses incurred in connection with attending Board and Committee meetings.

Our non-employee directors are eligible to be awarded equity incentives under our Second Amended and Restated 2008 Equity Incentive Plan. Following the 2013 Annual Meeting, the Board awarded each non-employee director who was re-elected at the 2013 Annual Meeting 5,338 restricted stock units and 13,000 nonstatutory stock options. The restricted stock units vest and the shares covered thereby are automatically issued in four equal quarterly installments over one year as long as the director remains a member of the Board. The nonstatutory stock options have an exercise price per share of $16.86, vest and become exercisable in four equal quarterly installments as long as the director remains a member of the Board, and have a term of seven years.  The Board will consider and is expected to approve the award of additional equity incentives to its non-employee directors at the Board meeting scheduled to be held following the Annual Meeting.

Stock Ownership Guidelines

In March 2011, the Board adopted stock ownership guidelines to more closely align the interests of our directors with those of our shareholders. The guidelines require each non-employee director to acquire and hold shares of Ixia Common Stock having a value not less than five times the value of his or her annual Board retainer (i.e., five times $50,000, or $250,000). The Company does not currently have any equity ownership requirements for its executive officers or employee directors. As of April 1, 2014, all of our directors, including both our non-employee directors and employee directors, met the stock ownership guidelines. There is no requirement that a director, officer or any employee hold any shares acquired upon the exercise of a stock option or issued upon the vesting of a restricted stock unit for any specified period of time following such exercise or vesting.

Compensation Committee Interlocks and Insider Participation

During 2013, the Compensation Committee consisted of Ms. Hamilton (Chair) and Messrs. Asscher and Fram, all of whom during their tenure on the Committee were non-employee directors of the Company. No member of the Compensation Committee was at any time during 2013 or at any other time an officer or employee of the Company or any of its subsidiaries. No member of the Compensation Committee had any relationship with the Company during 2013 requiring disclosure under Item 404 of Regulation S-K.  None of the Company’s executive officers serves, or in 2013 served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on Ixia’s Board or Compensation Committee.

Compensation Committee Report

The information contained in this report by the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for 2013. Based on such review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, the inclusion of the Compensation Discussion and Analysis in the Company’s proxy statement for its 2014 Annual Meeting and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

COMPENSATION COMMITTEE

Gail Hamilton

Laurent Asscher

Jonathan Fram

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We currently maintain equity compensation plans that provide for the issuance of our Common Stock to our officers, employees and directors upon the exercise or vesting of stock options and restricted stock units. These plans are:

●	our Amended and Restated 1997 Equity Incentive Plan (the “1997 Plan”), which terminated in May 2008,

●	our Second Amended and Restated Ixia 2008 Equity Incentive Plan (the “2008 Plan”), and

●	our 2010 Employee Stock Purchase Plan, as amended (the “2010 ESPP”).

All of these plans have been approved by our shareholders.

The following table summarizes information about outstanding stock options, restricted stock units and shares reserved for future issuance as of December 31, 2013 under the Company’s equity incentive plans described above:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
1997 Plan	150,236	(2)	$8.63	0
2008 Plan	6,821,062	(3)	13.61	14,582,941
2010 ESPP	-		-	2,164,035	(4)
Total	6,971,298		$13.50	16,746,976

(1)	The weighted-average exercise price of outstanding options does not take into account outstanding RSUs since they do not have an exercise price.
(2)	All such shares are issuable upon the exercise of outstanding stock options.
(3)	Represents 1,805,968 shares of Ixia Common Stock issuable upon the exercise of outstanding stock options and 5,015,094 shares of Ixia Common Stock issuable upon the vesting of outstanding RSUs.
(4)

On May 1 of each year, the number of shares authorized and reserved for issuance under the 2010 ESPP automatically increases by the lesser of (i) 500,000 shares; (ii) a number of shares equal to 1.0% of the Company’s outstanding shares on the last day of our prior fiscal year; or (iii) an amount determined by the Board.  On May 1, 2014, the number of shares authorized and reserved for issuance under the 2010 ESPP was increased by 500,000 shares.

Common Stock Ownership of Principal Shareholders and Management

The following table summarizes information regarding beneficial ownership of our Common Stock as of March 1, 2014 by: (a) each person who is known to own beneficially more than 5% of the outstanding shares of our Common Stock, (b) each of our directors, (c) each of our current or former executive officers named in the Summary Compensation Table in Item 11 of this Form 10-K, and (d) all of our current executive officers and directors as a group. Unless otherwise indicated below, each beneficial owner named in the table may be reached c/o Ixia, 26601 West Agoura Road, Calabasas, California 91302.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class
Laurent Asscher	13,206,293	(2)	17.1%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	5,646,524	(3)	7.3%
Errol Ginsberg	5,022,853	(4)	6.5%
FMR, LLC 245 Summer Street, Boston, Massachusetts 02210	4,938,697	(5)	6.4%
Addington Hills Ltd. Bayside Executive Park, Building No. 1 West Bay Street, P.O. Box SP63131 Nassau, Bahamas	4,575,515	(6)	5.9%
Ronald W. Buckly	836,792	(7)	1.1%
Thomas B. Miller	315,047	(8)	*
Alan Grahame	221,877	(9)	*
Victor Alston	142,757	(10)	*
Raymond de Graaf	109,544	(11)	*
Jonathan Fram	63,687	(12)	*
Gail Hamilton	53,687	(13)	*
Executive officers and directors as a group (11 persons)	19,848,341	(14)	27.1%

_________________________

*	Less than one percent.
(1)

Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)

Based on an Amendment No. 1 to Schedule 13D filed with the SEC on April 12, 2011, wherein Katelia Capital Group Ltd. (“Katelia Capital”), as the record owner of the shares, The Katelia Trust, as the beneficial owner of Katelia Capital, Butterfield Trust (Switzerland) Limited, as trustees of The Katelia Trust, and Laurent Asscher, as an advisor to Katelia Capital, reported that, as of April 7, 2011, they shared voting and dispositive power as to 13,108,000 of such shares. Also includes 28,301 shares owned by Mr. Asscher as to which he has sole voting and dispositive power and 29,750 shares subject to options held by Mr. Asscher which are exercisable or become exercisable within 60 days after March 1, 2014.  Mr. Asscher is a director of the Company. The address of Katelia Capital is Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands.

(3)

Based on an Amendment No. 1 to Schedule 13G filed with the SEC on January 29, 2014, wherein BlackRock, Inc., on behalf of itself and its affiliated companies, reported that, as of December 31, 2013, it had sole dispositive power as to all such shares, and sole voting power as to 5,510,318 of such shares.

(4)

Includes 4,292,486 shares held by the Errol Ginsberg and Annette R. Michelson Family Trust, of which Mr. Ginsberg and Annette R. Michelson (Mr. Ginsberg’s spouse) are trustees and as to which shares they share voting and investment power. Also includes 356,809 shares subject to options held by Mr. Ginsberg which are exercisable or become exercisable within 60 days after March 1, 2014.

(5)

Based on a Schedule 13G filed with the SEC on February 14, 2014, wherein FMR LLC (“FMR”) and Edward C. Johnson 3d (“Johnson”), on behalf of themselves and their affiliates, reported that, as of December 31, 2013, FMR and Johnson had sole dispositive power as to all such shares. FMR reported sole voting power as to 545,297 of such shares and Johnson reported no voting power over any such shares. According to the Schedule 13G, FMR is a holding company for Fidelity Management & Research Company, a registered investment advisor, and its shares are held directly and through certain direct and indirect wholly owned subsidiaries.

(6)

Based on Amendment No. 4 to Schedule 13G filed with the SEC on February 14, 2014, wherein Addington Hills Ltd. (“Addington”), as the record owner of the shares, The Tango Trust, as the beneficial owner of the equity interest in Addington, and Rhone Trustees (Bahamas) Ltd., as trustees of The Tango Trust, reported that as of December 31, 2013, they shared voting and dispositive power as to 4,575,515 shares.

(7)

Includes (i) 4,800 shares held by two children of Mr. Buckly (2,400 shares held by each of the two children); (ii) 337,734 shares subject to options held by Mr. Buckly which are exercisable or become exercisable within 60 days after March 1, 2014; and (iii) 200,000 shares held by a limited liability company for the benefit of Mr. Buckly’s two children. Mr. Buckly serves as the manager of the limited liability company.

(8)	Includes 212,936 shares subject to options held by Mr. Miller which are exercisable or become exercisable within 60 days after March 1, 2014.
(9)	Includes 190,361 shares subject to options held by Mr. Grahame which are exercisable or become exercisable within 60 days after March 1, 2014.
(10)	As of March 1, 2014, Mr. Alston did not hold any options which were exercisable or become exercisable within 60 days after March 1, 2014.
(11)	Includes 103,467 shares subject to options held by Mr. de Graaf which are exercisable or become exercisable within 60 days after March 1, 2014.
(12)	Includes 29,750 shares subject to options held by Mr. Fram which are exercisable or become exercisable within 60 days after March 1, 2014.
(13)	Includes 22,250 shares subject to options held by Ms. Hamilton which are exercisable or become exercisable within 60 days after March 1, 2014.
(14)

The information is given with respect to the holdings, as of March 1, 2014, of the executive officers and directors serving as of the date of filing of this Form 10-K. This includes 1,346,048 shares subject to options held by our current executive officers and directors as a group, which options are exercisable or become exercisable within 60 days after March 1, 2014.

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

There were no transactions since the beginning of 2013, and there is no currently proposed transaction, in which Ixia was or is to be a participant in which any related person had or will have a material interest.

Director Independence

Ixia’s directors meet the standards for director independence under listing standards established by the Nasdaq and under the rules of the SEC. An “independent director” means a person other than an executive officer or employee of Ixia, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For a director to be considered independent and among other criteria, the Board must affirmatively determine that neither the director nor an immediate family member of the director has had any direct or indirect material relationship with Ixia within the last three years.

The Board considered relationships, transactions and/or arrangements between the Company and each of our directors in determining whether he or she was independent. The Board has affirmatively determined that each current member of the Board, other than Mr. Ginsberg, is an independent director under applicable Nasdaq listing standards and SEC rules. Mr. Ginsberg does not meet the independence standards because he is an executive officer and employee of Ixia.

The independent directors meet regularly in executive sessions without the presence of Mr. Ginsberg or other members of Ixia’s management in connection with regularly scheduled Board meetings and from time to time as they deem necessary or appropriate.

Item 14. Principal Accounting Fees and Services

Deloitte & Touche LLP audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2013 and has served as the Company’s independent registered public accounting firm since May 30, 2013. PricewaterhouseCoopers LLP audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2012 and, during 2013, served as the Company’s independent registered public accounting firm until May 3, 2013.

Fees Paid to Independent Registered Public Accounting Firms

The following table sets forth by fee category the aggregate fees for professional services rendered by (i) Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the fiscal year ended December 31, 2013 and (ii) PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2012 and for the period from January 1, 2013 through May 2013.

	2013		2012
Fee Category	Deloitte & Touche	PricewaterhouseCoopers LLP	PricewaterhouseCoopers LLP
Audit Fees	$4,927,067	$1,578,300	$957,000
Audit-Related Fees	494,546	-	416,250
Tax Fees	239,749	280,556	237,919
All Other fees	1,500	1,800	1,800
Total fees	$5,662,862	$1,860,656	$1,612,969

Audit Fees consisted of fees for professional services rendered for the audit of the Company’s annual consolidated financial statements, the review of the Company’s financial statements included in its quarterly reports on Form 10-Q and the audit of the Company’s internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. These fees also include fees for services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consisted of fees for professional services that are reasonably related to the audit or review of the Company’s consolidated financial statements but are not reported under “Audit Fees.”  Such fees related primarily to mergers and acquisitions due-diligence services in 2013 and 2012.

Tax Fees consisted of fees for professional services rendered for state, federal and international tax compliance, tax advice and tax planning. In 2013 and 2012, these fees were incurred primarily for state, federal and international tax compliance services.

All Other Fees consisted of fees for services other than the services reported above. In each of 2013 and 2012, these fees consisted of fees for accounting research literature.

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

The Audit Committee has periodically reviewed the audit and non-audit services performed for the Company by Deloitte & Touche and the Audit Committee has considered whether the provision by Deloitte & Touche of non-audit services to the Company was compatible with maintaining the independence of Deloitte & Touche.

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

(3)	Exhibits

2.1	Agreement and Plan of Merger dated as of May 4, 2012, by and among the Company, Anue Systems, Inc., Emily Acquisition Corp. and Alexander Pepe, as the Representative (1)

2.2	Agreement and Plan of Merger dated as of June 30, 2012, by and among the Company, BreakingPoint Systems, Inc., Camden Acquisition Corp. and Desmond P. Wilson III, as the Representative (2)

2.3	Agreement and Plan of Merger dated as of October 29, 2013, by and among the Company, Net Optics, Inc., Matthew Acquisition Corp. and Charlotte Matityahu, as the Representative (3)

3.1	Amended and Restated Articles of Incorporation, as amended (4)

3.2	Bylaws, as amended (5)

4.1

Indenture dated as of December 7, 2010 between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.00% Convertible Senior Notes due 2015 (included as Exhibit A to the Indenture) (6)

10.1	Credit Agreement dated as of December 21, 2012, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the Other Lenders a Party Thereto (7)

10.1.1	First Amendment to Credit Agreement dated as of May 8, 2013, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.2	Second Amendment to Credit Agreement dated as of February 14, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.3

Third Amendment to Credit Agreement dated as of March 17, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.4

Fourth Amendment to Credit Agreement dated as of April 30, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.5

Waiver to Credit Agreement effective April 30, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.6

Fifth Amendment to Credit Agreement and Waiver dated as of May 15, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.7

Sixth Amendment to Credit Agreement dated as of June 12, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.2*	Amended and Restated 1997 Equity Incentive Plan (8)

10.3*	Amended and Restated Non-Employee Director Stock Option Plan (9)

10.4*	Ixia 2010 Employee Stock Purchase Plan, as amended (10), together with Amendment No. 2 dated May 9, 2013 (11) and Amendment No. 3 dated June 19, 2013 (12)

10.5*	Officer Severance Plan (13), together with Amendment dated December 31, 2008 (14), Amendment No. 2 dated March 22, 2011(15) and Amendment No. 3 dated December 21, 2012 (16)

10.6*	Ixia Officer Severance Plan (as Amended and Restated effective January 1, 2009)(17) , together with Amendment No. 1 dated December 21, 2012 (18)

10.7*	Form of Indemnity Agreement between Ixia and its directors and executive officers (19)

10.8	Office Lease Agreement dated September 14, 2007 between MS LPC Malibu Property Holdings, LLC and the Company (20)

10.8.1	First Amendment to Office Lease dated February 11, 2010, between MS LPC Malibu Property Holdings, LLC and the Company(21)

10.8.2	Second Amendment to Office Lease dated November 15, 2010, between MS LPC Malibu Property Holdings, LLC and the Company(22)

10.8.3	Third Amendment to Office Lease dated January 10, 2012 between MS LPC Malibu Property Holdings, LLC and the Company (23)

10.8.4	Fourth Amendment to Office Lease dated June 1, 2012 between MS LPC Malibu Property Holdings, LLC and the Company(24)

10.8.5	Fifth Amendment to Office Lease dated November 1, 2012 between MS LPC Malibu Property Holdings, LLC and the Company (25)

10.8.6	Sixth Amendment to Office Lease dated June 18, 2013 between MS LPC Malibu Property Holdings, LLC and the Company (26)

10.9*	Compensation of Named Executive Officers as of December 31, 2013

10.10*	Summary of Compensation for the Company’s Non-Employee Directors effective April 1, 2013

10.12*	Ixia 2012 Executive Officer Bonus Plan (27)

10.13*	Ixia 2012-2013 Executive Officer Integration Bonus Plan (28)

10.14*	Ixia 2013 Senior Officer Bonus Plan (29)

10.15*	Amended and Restated Ixia 2008 Equity Incentive Plan, including Amended and Restated First Amendment dated as of May 4, 2011 and Second Amendment dated as of April 8, 2011 (30)

10.16*	Second Amended and Restated Ixia 2008 Equity Incentive Plan (31)

10.17	Master Services Agreement dated as of January 26, 2009 between the Company and Plexus Services Corp and its affiliates and subsidiaries (32)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (33)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

23.2	Consent of PriceWaterhouseCoopers, LLP, Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on May 7, 2012.

(2)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on July 2, 2012.

(3)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on October 31, 2013.

(4)	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(5)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on April 4, 2013.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 8, 2010.

(7)	Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 28, 2012.

(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(9)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(10)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-176237) filed with the Commission on August 11, 2011.

(11)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-188689) filed with the Commission on May 17, 2013.

(12)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.

(13)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on January 7, 2009.

(15)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on March 28, 2011.

(16)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on April 4, 2013.

(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on January 7, 2009.

(18)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on April 4, 2013.

(19)	Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on September 25, 2007.

(21)	Incorporated by reference to Exhibit 10. 7. 1 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on March 5, 2012.

(22)	Incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on March 5, 2012.

(23)	Incorporated by reference to Exhibit 10.8.3 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on April 4, 2013.

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on July 10, 2012.

(25)	Incorporated by reference to Exhibit 10.8.5 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on April 4, 2013.

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) filed with the Commission on August 9, 2013.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on May 16, 2012.

(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 12, 2012.

(29)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.

(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on May 25, 2011.

(31)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.

(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) filed with the Commission on May 7, 2009.

(33)	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on March 3, 2004.

(b)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 20, 2014	IXIA

/s/ ERROL GINSBERG
ERROL GINSBERG
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ERROL GINSBERG	Acting Chief Executive Officer, Chairman of the Board	June 20, 2014
Errol Ginsberg	(Principal Executive Officer)

/s/ BRENT NOVAK	Acting Chief Financial Officer	June 20, 2014
Brent Novak	(Principal Financial and Accounting Officer)

/s/ JONATHAN FRAM	Director	June 20, 2014
Jonathan Fram

/s/ GAIL HAMILTON	Director	June 20, 2014
Gail Hamilton

/s/ LAURENT ASSCHER	Director	June 20, 2014
Laurent Asscher

IXIA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ixia

Calabasas, California

We have audited the accompanying consolidated balance sheet of Ixia and subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statement of operations, comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ixia and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 20, 2014, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 20, 2014

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Ixia:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Ixia and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

April 4, 2013

IXIA

Consolidated Balance Sheets

(in thousands)

	As of December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$34,189	$47,508
Short-term investments in marketable securities	51,507	126,851
Accounts receivable, net	109,590	103,523
Inventories	47,136	37,220
Prepaid expenses and other current assets	42,096	42,942
Total current assets	284,518	358,044

Investments in marketable securities	—	3,119
Property, plant and equipment, net	35,932	28,763
Intangible assets, net	189,949	157,003
Goodwill	371,832	260,457
Other assets	12,233	11,863
Total assets	$894,464	$819,249

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,011	$12,114
Accrued expenses and other	53,748	52,525
Deferred revenues	89,217	66,096
Total current liabilities	161,976	130,735

Deferred revenues	15,106	8,695
Other liabilities	18,270	32,321
Convertible senior notes	200,000	200,000
Total liabilities	395,352	371,751

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2013 and 2012; 76,849 and 74,126 shares issued and outstanding as of December 31, 2013 and 2012, respectively	178,347	158,933
Additional paid-in capital	191,976	168,980
Retained earnings	129,166	117,296
Accumulated other comprehensive income (loss)	(377)	2,289
Total shareholders’ equity	499,112	447,498

Total liabilities and shareholders’ equity	$894,464	$819,249

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Products	$352,712	$330,315	$249,423
Services	114,544	83,119	61,947
Total revenues	467,256	413,434	311,370

Costs and operating expenses: (1)
Cost of revenues - products (2)	89,136	71,668	56,801
Cost of revenues - services	13,867	10,493	6,520
Research and development	117,502	98,169	75,101
Sales and marketing	137,724	117,214	87,011
General and administrative	47,158	45,607	33,648
Amortization of intangible assets	40,805	30,018	15,980
Acquisition and other related	6,920	11,861	1,100
Restructuring	1,840	4,077	—
Total costs and operating expenses	454,952	389,107	276,161

Income from operations	12,304	24,327	35,209
Interest income and other, net	6,269	2,255	2,059
Interest expense	(7,771)	(7,215)	(7,200)
Income before income taxes	10,802	19,367	30,068
Income tax (benefit) expense	(1,068)	(26,093)	3,355
Net income	$11,870	$45,460	$26,713

Earnings per share:
Basic	$0.16	$0.63	$0.39
Diluted	$0.15	$0.59	$0.37

Weighted average number of common and common equivalent shares outstanding:
Basic	75,757	72,183	69,231
Diluted	77,513	84,505	71,664

(1)	Stock-based compensation included in:
Cost of revenues - products	$550	$423	$402
Cost of revenues - services	209	162	153
Research and development	8,065	6,242	4,286
Sales and marketing	7,367	5,352	3,296
General and administrative	4,571	7,462	4,454

(2)

Cost of revenues – products excludes amortization of intangible assets, related to purchased technology of $26.0 million, $20.3 million and $10.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in Amortization of intangible assets.

 The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$11,870	$45,460	$26,713

Other comprehensive income (loss)
Change in unrealized gains and losses on investments, net of tax	(2,028)	586	(456)
Cumulative translation adjustment	(638)	(527)	232

Total other comprehensive (loss) income, net of tax	(2,666)	59	(224)

Comprehensive income	$9,204	$45,519	$26,489

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in-	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at January 1, 2011	67,613	$115,590	$133,249	$45,123	$2,454	$296,416
Net income	-	-	-	26,713		26,713
Change in unrealized gains and losses on investments, net of tax	-	-	-	-	(456)	(456)
Cumulative translation adjustment	-	-	-	-	232	232
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	2,627	16,740	-	-	-	16,740
Stock-based compensation	-	-	12,591			12,591
Balance at December 31, 2011	70,240	$132,330	$145,840	$71,836	$2,230	$352,236
Net income	-	-	-	45,460		45,460
Change in unrealized gains and losses on investments, net of tax	-	-	-	-	586	586
Cumulative translation adjustment	-	-	-	-	(527)	(527)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	3,886	26,603	-	-	-	26,603
Stock-based compensation	-	-	19,641			19,641
Stock award tax benefit	-	-	3,499	-	-	3,499
Balance at December 31, 2012	74,126	$158,933	$168,980	$117,296	$2,289	$447,498
Net income	-	-	-	11,870		11,870
Change in unrealized gains and losses on investments, net of tax	-	-	-	-	(2,028)	(2,028)
Cumulative translation adjustment	-	-	-	-	(638)	(638)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	2,723	19,414	-	-	-	19,414
Stock-based compensation	-	-	20,762			20,762
Stock award tax benefit	-	-	2,234	-	-	2,234
Balance at December 31, 2013	76,849	$178,347	$191,976	$129,166	$(377)	$499,112

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$11,870	$45,460	$26,713
Adjustments to reconcile net income to net cash provided operating activities:
Depreciation	16,061	16,034	13,354
Amortization of intangible assets	40,805	30,018	15,980
Realized gain on sale of available-for-sale securities	(4,469)	-	-
Stock-based compensation	20,762	19,641	12,591
Deferred income taxes	(6,664)	(42,363)	(918)
Excess tax benefits from stock-based compensation	(2,477)	(3,025)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	3,416	(21,771)	4,141
Inventories	(11,036)	(2,445)	2,046
Prepaid expenses and other current assets	(6,773)	1,483	34
Other assets	3,154	54	786
Accounts payable	3,195	5,521	(5,085)
Accrued expenses and other	(7,442)	11,135	(8,834)
Deferred revenues	24,362	18,389	866
Other liabilities	1,736	2,183	(343)
Net cash provided by operating activities	86,500	80,314	61,331

Cash flows from investing activities:
Purchases of property and equipment	(12,131)	(17,726)	(15,268)
Purchases of available-for-sale securities	(191,973)	(168,623)	(389,398)
Proceeds from available-for-sale securities	271,585	381,904	309,495
Purchases of other intangible assets	(893)	(843)	(430)
Payments in connection with acquisitions, net of cash acquired	(188,298)	(298,928)	(15,823)
Net cash used in investing activities	(121,710)	(104,216)	(111,424)

Cash flows from financing activities:
Debt issuance costs	-	(947)	-
Proceeds from exercise of stock options and employee stock purchase plan options	19,414	26,603	16,740
Excess tax benefits from stock-based compensation	2,477	3,025	-
Net cash provided by financing activities	21,891	28,681	16,740
Net (decrease) increase in cash and cash equivalents	(13,319)	4,779	(33,353)
Cash and cash equivalents at beginning of year	47,508	42,729	76,082
Cash and cash equivalents at end of year	$34,189	$47,508	$42,729

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,000	$6,000	$6,133
Income taxes	$10,334	$7,596	$4,887
Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$1,104	$-	$-
Transfers of inventory to property and equipment	$7,663	$-	$-

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

The Company is headquartered in Calabasas, California with operations across the U.S. and the rest of the world.  Our revenues are principally derived from shipments within the U.S. and to the EMEA and Asia Pacific regions.

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Principles of Consolidation

All subsidiaries are consolidated as they are 100% owned by us. All intercompany transactions and accounts are eliminated in consolidation.

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

Fair Value of Financial Instruments

Our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable are carried at cost, which approximates their fair values because of the short-term maturity of these instruments and the relative stability of interest rates. See Note 3 for information related to the fair value of our convertible senior notes.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the assumptions about the factors that market participants would use in valuing the asset or liability.

Foreign Currency Forward Contracts

We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen, Euros and British Pounds.  These contracts are cash flow hedges used to reduce the risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures.  Foreign currency contracts are typically short-term in duration ranging from one to four months. We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency contracts are recorded at fair market values and the change in their fair value is recorded as gain or loss in the consolidated statements of operations as a component of Interest income and other, net.

As of December 31, 2013, we held five open foreign currency forward contracts with a notional value of $7.0 million and a net fair value of approximately $54,000. As of December 31, 2012, we held 20 open foreign currency forward contracts with a notional value of $6.5 million and a net fair value of approximately $99,000. During 2013, net gains related to the change in fair value of such foreign currency forward contracts were $658,000. During 2012 and 2011, net losses related to the change in fair value of such foreign currency forward contracts were not significant. Net gains related to the change in fair value are reported as a component of Interest income and other, net in the consolidated statement of income. The fair value of foreign currency forward contracts are reported as a component of Prepaid and other current expenses in the consolidated balance sheet.

Investments in Marketable Securities

We maintain a portfolio of cash equivalents and investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities, and money market funds. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We determine the appropriate classification of investments in marketable securities at the time of purchase.  Accretion and amortization of purchase discounts and premiums are included in interest income and other, net. Available-for-sale securities are stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income or loss, net of tax. The specific identification method is used to compute realized gains and losses on our marketable securities. In 2013, 2012 and 2011, we had gross realized gains of $4.5 million, $1.3 million and $437,000, respectively. In 2013, 2012 and 2011, gross realized losses were not significant.

We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of December 31, 2013 and have determined that no investments with unrealized losses are other-than-temporarily impaired. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

It is possible that we could recognize future impairment charges on our investment securities we currently own if future events, new information or the passage of time cause us to determine that a decline in our carrying value is other-than-temporary. We will continue to review and analyze these securities for triggering events each reporting period. See Note 6 for additional information.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is based on our best estimate of the amount of probable credit losses in existing accounts receivable.  We review the allowance for doubtful accounts and provisions are made upon a specific review of all significant past due receivables. For those receivables not specifically reviewed, provisions are provided at a general rate that considers historical write-off experience and other qualitative factors.   Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

Inventories

Inventories are goods held for sale in the normal course of business. Inventories are stated at the lower of cost (first-in, first-out) or market. The inventory balance consists of raw materials, work in process (“WIP”) and finished goods. Raw materials include low level components, many of which are purchased from vendors, WIP is partially assembled products and finished goods are products that are ready to be shipped to end customers. Consideration is given to inventory shipped and received near the end of a period and the transaction is recorded when transfer of title occurs. We evaluate inventory for excess and obsolescence and adjust to net realizable value based on inventory that is obsolete or in excess of current demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of our computer software and equipment is computed using the straight-line method based upon the estimated useful lives of the applicable assets, ranging from three to five years. Building and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Useful lives are evaluated periodically by management in order to determine recoverability in light of current technological conditions. Property, plant and equipment also includes the cost of our products used for research and development which are classified as development equipment and are depreciated over five years to research and development. We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers, which is included in Sales and marketing in the consolidated statements of operations. Repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of Property, plant and equipment, the accounts are relieved of the cost and the related Accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Although goodwill is not amortized, we review our goodwill for impairment annually, or more frequently when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. The impairment evaluation includes a comparison of the carrying value of the reporting unit to its fair value. If the reporting unit fair value exceeds its carrying value, then no impairment exists. If the fair value does not exceed its carrying value, then additional analysis is performed to determine the amount of any goodwill impairment. We completed our annual goodwill impairment test of our single reporting unit as of December 31, 2013 and determined that there was no impairment.

Intangible Assets

Intangible assets consist primarily of acquired intellectual property, such as technologies, customer relationships, and trade names.

Acquired intangible assets with finite lives, including purchased technology, customer relationships, service agreements, trade names, and non-compete agreements are amortized over their estimated useful lives and reflected in the Amortization of intangible assets line item on our consolidated statements of operations.

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse change in the extent or manner in which the intangible asset is being used, significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis and may involve the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. No such impairment charges were recorded during the years ended December 31, 2013, 2012 and 2011.

Litigation

We are a defendant in one class action and in one consolidated shareholder derivative action. We accrue for losses when the loss is deemed probable and the liability can reasonably be estimated. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. See Note 10 for additional information.

Product Warranty

We generally provide an initial standard warranty (90-day or 12-month periods) on our hardware products after product shipment and accrue for estimated future warranty costs based on actual historical experience and other relevant data, as appropriate, at the time product revenue is recognized. All product warranty expenses associated with our initial standard warranty are reflected within Cost of revenues-products in the accompanying consolidated statements of operations. Accrued product warranty costs are included as a component of accrued expenses and other in the accompanying consolidated balance sheets.

Activity in the product warranty liability account for the years presented is as follows (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011

Balance at beginning of year	$665	$703	$697
Current year provision	2,219	629	709
Acquired liability (Net Optics acquisition)	117	—	—
Expenditures	(2,355)	(667)	(703)
Balance at end of year	$646	$665	$703

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

Our service revenues primarily consist of technical support, warranty and software maintenance services related to our network test and visibility hardware and software products. Many of our products include up to one year of these services with the initial product purchase and our customers may separately purchase extended services for annual or multi-year periods. Our technical support, warranty and software maintenance services include assistance with the set-up, configuration and operation of our products, repair or replacement of defective products, bug fixes, and unspecified when and if available software upgrades. For certain network test products, our technical support and software maintenance service revenues also include our Application and Threat Intelligence (ATI) service, which provides a comprehensive suite of application protocols, software updates and technical support. The ATI service provides full access to the latest security attacks and application updates for use in real-world test and assessment scenarios. Our customers may purchase the ATI service for annual or multi-year periods. Service revenues also include training and other professional services.

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

For our hardware and software products, and related services, we recognize revenue based on the following four criteria: whether (i) evidence of an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., risks and rewards of ownership have passed to the customer); (iii) the sales price is fixed or determinable; and (iv) collectibility is deemed reasonably assured (or probable for software-related deliverables). Provided that the above criteria are met, revenue from hardware and software product sales is typically recognized upon shipment and service revenues are recognized as the services are provided or completed. Our service revenues from our initial and separately purchased technical support, warranty and software maintenance arrangements are recognized on a straight-line basis over the applicable contractual period.

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

(1)

The total arrangement fee is allocated to the separate non-software deliverables (e.g., chassis, interface cards, and software PCS related to our operating system software that is essential to the functionality of our hardware platform) and the software-related deliverables as a group (e.g., application software and software PCS) based on a relative selling price (“RSP”) method applied to all elements in the arrangement using the selling price hierarchy in the amended revenue recognition guidance as discussed below, and

(2)

The value assigned to the software group for the software deliverables is then allocated to each software element based on the residual method, whereby value is allocated first to the undelivered elements, typically PCS, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met. The fair value of an element must be based on vendor specific objective evidence (“VSOE”) of the selling price, which typically only exists for technical support, warranty and software maintenance services as discussed below.

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

We determine VSOE of fair value based on a bell-shaped curve approach, considering the actual sales prices charged to customers when the same element is sold separately, provided it is substantive. All of our products are sold as multiple element arrangement and not sold separately, as our products include an initial period (generally 90-day or 12-month periods) of free technical support, warranty and software maintenance services. Accordingly, we have not established VSOE for nearly all of our products. On a regular basis, we separately sell extended technical support, warranty and software maintenance services upon the expiration of the initial contractual periods included in an initial sales arrangement and have been able to establish VSOE for our technical support, warranty and software maintenance services.

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

The allocation of value to each deliverable in a multiple element arrangement is completed at the inception of an arrangement, which is typically the receipt of a customer purchase order. The allocated value of each non-software deliverable is then recognized as revenue when each element is delivered, provided all of the other revenue recognition criteria discussed above have been met. For software deliverables, the total software group allocation (or total arrangement consideration for customer orders that include only software products and related services) is allocated based on the residual method which requires that we first allocate value to the undelievered element at vendor specific objective evidence (“VSOE”) of the selling price of the undelivered element and the remaining portion of the arrangement fee is allocated to the delivered elements. As we do not sell our software products without technical support, warranty and software maintenance services, we are unable to establish VSOE for our software products, and therefore use the residual method under the software revenue recognition guidance to allocate the software group (or arrangement) value to each software deliverable. Under the residual method, the software group (or arrangement) value is allocated first to the undelivered elements, typically technical support, warranty and software maintenance services based on VSOE, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met. If VSOE cannot be established for an undelivered element within the software group (or arrangement), we defer the entire value allocated to the software group (or arrangement) until the earlier of (i) delivery of all elements (other than technical support, warranty and software maintenance services, provided VSOE has been established) or (ii) establishment of VSOE of the undelivered element(s). If the only undelivered element(s) relates to a service for which VSOE has not been established, the entire allocated value of the software group (or arrangement) is recognized as revenue over the longer of the service or contractual period of the technical support, warranty and software maintenance services.

Prior to the adoption of the amended revenue recognition guidance on January 1, 2011, our multiple element arrangements did not go through the two-step allocation process described above. The total arrangement consideration was assigned to each deliverable, including hardware products, based on VSOE in accordance with software revenue recognition guidance as described above. As a result, the substantial majority of our revenue was recognized under the residual method as VSOE was only established for our technical support, warranty and software maintenance services. This resulted in the deferral of revenue at the balance sheet date for partial shipments of multiple element arrangements. Under the amended revenue recognition guidance, we are able to allocate value to our hardware products, based on our best estimate of the selling price, and as a result are now typically able to recognize revenue for our hardware products when delivered, assuming all other revenue recognition criteria noted above have been met.

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

Cost of Revenues

Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas and in Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services and the cost of extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $26.0 million, $20.3 million and $10.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, which are included within our Amortization of intangible assets line item on our consolidated statements of operations.

Research and Development

Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancement of our products. Costs related to research and development activities, including those incurred to establish the technological feasibility of a software product, are expensed as incurred. If technological feasibility is established, all development costs incurred until general product release are subject to capitalization. To date, establishment of technological feasibility of our products and general release have substantially coincided. As a result, we have not capitalized any development costs.

Software Developed for Internal Use

We capitalize costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software in accordance with the authoritative guidance on accounting for the costs of computer software developed or obtained for internal use. Internally developed software includes enterprise-level business software that we are customizing to meet our specific operational needs. To date, internal costs incurred to purchase or develop software for internal use have not been significant. Internally developed software is amortized over five years. Purchased software is amortized over three years.

Advertising

Advertising costs are expensed as incurred. Advertising costs included in sales and marketing were $2.9 million, $2.0 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Acquisition and Other Related Costs

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

Stock-Based Compensation

Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of stock options and employee stock purchase rights. We use the grant date closing share sales price of a share of our common stock to estimate the fair value for accounting purposes of restricted stock units. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life and risk-free interest rate. The expected life and expected volatility are estimated based on historical data. The risk-free interest rate assumption is based on U.S. constant maturities over the expected life of the award. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We evaluate the assumptions used to value share-based awards on a periodic basis. We recognize stock-based compensation expense based on the graded, or accelerated multiple-option, approach over the vesting period.

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

Foreign Currency Translation and Transactions

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. Dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments included as a separate component in accumulated other comprehensive income (loss). Income and expense accounts are translated at average exchange rates during the year. Where the U.S. Dollar is the functional currency, certain balance sheet and income statement accounts are remeasured at historical exchange rates and translation adjustments from the remeasurement of the local currency amounts to U.S. Dollars are included in interest income and other, net. During the years ended December 31, 2013, 2012 and 2011, we had net foreign currency income and (losses) of $267,000, ($519,000) and ($672,000), respectively, attributable to our foreign operations, which includes net gains and losses on forward contracts.

Comprehensive Income

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income (loss) includes unrealized gains and losses on investments and foreign currency translation adjustments.

Segments

Operating segments are defined as components of an enterprise engaged in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) of the enterprise to make decisions about resources to be allocated to the segment and to assess its performance. Our CODM is our Acting Chief Executive Officer who reviews our consolidated budgets and results for the purposes of allocating resources and evaluating financial performance.  Accordingly, we have determined that we operated within one business segment as of, and for the years ended, December 31, 2013, 2012 and 2011. See Note 5 for entity-wide disclosures about products and services, geographic areas and major customers.

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

In February 2013, FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the consolidated statements of operations. The effective date for this disclosure guidance was for fiscal years beginning after December 15, 2012. We adopted this new guidance prospectively in the quarter ended March 31, 2013 by including the appropriate disclosures. The implementation of this update did not impact our financial position, results of operations or cash flows as it was disclosure-only in nature.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The effective date for this disclosure guidance is for fiscal years beginning after December 15, 2012, with early adoption permitted. We adopted this new guidance on January 1, 2013. The adoption of this new guidance did not have a significant impact on our consolidated financial position, results of operations and cash flows.

2.	Acquisitions

VeriWave, Inc.

On July 18, 2011, we completed our acquisition of all of the capital stock of VeriWave, Inc. (“VeriWave”).  The aggregate purchase price totaled $15.8 million, and was funded from our existing cash and cash equivalents.

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

Anue Systems, Inc.

On June 1, 2012, we completed our acquisition of all of the outstanding shares of capital stock and other equity interests of Anue Systems, Inc. (“Anue”).  Anue provides solutions to monitor and test complex networks, including Anue’s Net Tool Optimizer solution that efficiently aggregates and filters network traffic to help optimize network monitoring tool usage.  With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base.  In addition, we are leveraging Anue’s sales channels and assembled workforce, including its experienced development team.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of Anue’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

In the second quarter of 2013, we finalized our purchase price allocation. The aggregate cash consideration paid totaled $152.4 million and was funded from our existing cash and sale of investments.

Acquisition and other related costs, including integration activities, approximated $269,000 and $4.9 million for the years ended December 31, 2013 and 2012, respectively. These acquisition and other related costs have been expensed as incurred and have been included within the Acquisition and other related line item on our consolidated statements of operations.

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

BreakingPoint Systems, Inc.

On August 24, 2012, we completed our acquisition of all of the outstanding shares of capital stock of BreakingPoint Systems, Inc. (“BreakingPoint”).  BreakingPoint is a leader in security testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s information technology infrastructure under operationally relevant conditions and malicious attacks. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base. In addition, we are leveraging BreakingPoint’s sales channels and assembled workforce, including its experienced product development and sales teams. These factors, among others, contributed to a purchase price in excess of the estimated fair value of BreakingPoint’s net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

In the third quarter of 2013, we finalized our purchase price allocation. The aggregate cash consideration paid totaled $163.7 million and was funded from our existing cash and sale of investments.

Acquisition and other related costs, including integration activities, approximated $2.1 and $6.9 million for the years ended December 31, 2013 and 2012, respectively. These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and other related line item on our consolidated statements of operations.

In connection with the acquisition, we may be obligated to pay up to $3.2 million to certain pre-acquisition employees of BreakingPoint over a weighted average period of less than two years provided they remain employees of Ixia. As of December 31, 2013, we have paid $2.4 million related to this obligation. For the years ended December 31, 2013 and 2012, $1.1 million and $2.1 million was expensed and recorded within the Acquisition and other related line item on our consolidated statements of operations. The remaining accrual was included as a component of Accrued expenses and other in our consolidated balance sheets.

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

Net Optics, Inc.

On December 5, 2013, we completed our acquisition of all of the outstanding shares of common stock and all other equity interests of Net Optics, Inc. (“Net Optics”). Net Optics is a leading provider of total application and network visibility solutions. With this acquisition, we have expanded our product portfolio, strengthened our service provider and enterprise customer base and broadened our sales channel and partner programs. In addition, we expect to realize certain operational synergies and leverage Net Optics’ existing sales channels, partner relationships and assembled workforce, including its experienced product development team in Santa Clara and its global sales force. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Net Optics’ net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

The aggregate purchase price totals $193.8 million and is subject to certain post-closing adjustments including an adjustment based on the final amount of Net Optics’ closing net working capital and tax reimbursements to sellers. The acquisition was funded from our existing cash and sale of investments.

Acquisition and other related costs, including integration activities, approximated $4.0 million for the year ended December 31, 2013. These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and other related line item on our consolidated statements of operations. The preliminary purchase price allocation is pending the completion of certain items, such as the final tax attributes that will be determined upon the filing of certain pre-acquisition tax returns and the final purchase price adjustments that will be determined once the closing balance sheet is finalized and agreed to by both parties.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$1,967
Accounts receivable	9,253
Inventories	6,543
Prepaid and other assets	1,742
Fixed assets,	2,976
Identifiable intangible assets	72,858
Goodwill	112,064
Total assets acquired	207,403
Accounts payable, accrued expenses and other liabilities	(8,441)
Deferred revenues	(5,170)
Net assets acquired	$193,792

The identifiable intangible assets of $72.9 million consist of $50.0 million of acquired technology, $15.8 million of customer relationships and related service agreements, $3.7 million related to non-compete agreements, $3.0 million for the trade name, and $0.4 million of other identifiable intangible assets. The fair values of the identifiable intangible assets have been estimated using the income approach, which includes the discounted cash flow and relief-from-royalty methods. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from four months to seven years. The goodwill recorded in connection with this transaction is tax deductible for U.S. income tax purposes.

Pro Forma and Post Acquisition Results (Unaudited)

The following table summarizes the unaudited pro forma total revenues and net income of the combined entities, including Ixia, had the acquisition of Net Optics occurred January 1, 2012, and the acquisitions of Anue and BreakingPoint had occurred on January 1, 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011

Total revenues	$516,767	$514,075	$382,192
Net income	(2,097)	(2,006)	46,441

The pro forma combined results in the table above have been prepared for comparative purposes only and include acquisition related adjustments for, among others items, reductions in revenues and increases in costs related to the estimated fair value adjustments to deferred revenues and inventory, respectively, certain acquisition related costs, amortization of identifiable intangible assets, and the related income tax effects for these adjustments (including to record the $22.7 million and $12.1 million partial releases of our valuation allowance in the first quarter of 2011 rather than in the second and third quarters of 2012, respectively). The pro forma combined results in the table above excluded the impact of the VeriWave acquisition as such results were not material.

Post-acquisition results for Net Optics operations have been included in our consolidated financial statements since the acquisition date (i.e., December 5, 2013), which approximated $4.8 million of total revenues and a loss before income taxes of approximately $1.9 million for the year ended December 31, 2013. Post-acquisition results for Anue and BreakingPoint’s operations have been included in our consolidated financial statements, which include combined revenues of $54.9 million and a combined loss before income taxes of approximately $7.9 million for the year ended December 31, 2012, respectively.

The pro forma combined results, as well as those of Net Optics included in our results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

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

The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, which began on June 15, 2011. We may in certain instances be required to pay additional interest if the Notes are not freely tradable by the holders thereof (other than our affiliates) beginning six months after the date of issuance and in connection with events of default, including events of default relating to our failure to comply with our reporting obligations to the trustee and the SEC. After a default under the Indenture, if the trustee or the holders of at least 25% in aggregate principal amount of the Notes give us notice of, and direct us to cure, the default and the default is not cured within 60 days thereafter, then unless a waiver is obtained from the holders of more than 50% in aggregate principal amount of the Notes, an event of default will occur under the Indenture. Upon any such event of default, we may elect that for the first 180 days (or such lesser amount of time during which the event of default continues), the sole remedy be the payment of additional interest at an annual rate equal to 0.50%. In the event that such additional interest becomes payable because of our failure to timely file certain reports with the SEC and the trustee, the filing of such reports will cure the event of default and the interest rate will be reduced (so long as no other events of default then exist). If we elect to pay such additional interest and the event of default is not cured within the 180-day period, or if we do not make such an election to pay additional interest when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the Notes to be due and payable immediately. During 2013, 2012 and 2011, we made interest payments of $6.0 million in all respective years.

Debt issuance costs were approximately $6.0 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the five year term of the Notes using the straight-line method. During each of 2013, 2012 and 2011, we charged amortization expense of $1.2 million to interest expense pertaining to deferred issuance costs.

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

On or about May 1, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed with the trustee this Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “2013 Third Quarter Form 10-Q”) and a Current Report on Form 8-K/A relating to our acquisition of Net Optics in December 2013. We expect to cure such defaults on or about the date of the filing of this Form 10-K by filing with the SEC and the trustee all such delinquent reports. We are also currently in default of our obligation under the Indenture to timely file with the trustee our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 First Quarter Form 10-Q”). The trustee or the holders of at least 25% of aggregate principal amount of the Notes may elect to give us notice of such default and to demand that we cure it. As of the date of the filing of this Form 10-K with the SEC, no such notice has been given.

Because we have been delinquent in the filing of certain of our periodic financial reports with the SEC, we are not in compliance with the Nasdaq listing rule that requires us to timely file such reports with the SEC. On May 2, 2014, Nasdaq’s Listing Qualifications Department notified us that, due to our delay in filing with the SEC this Form 10-K and our 2013 Third Quarter Form 10-Q, our common stock would be delisted unless we timely requested a hearing before a Nasdaq Listings Qualification Panel (a “Panel”). We timely requested such a hearing, which was held on June 12, 2014. At the hearing, we presented a plan to regain compliance with the rule and requested an extension of time in which to do so. The delisting of our common stock has been stayed until the Panel’s decision regarding our listing status. On May 15, 2014, Nasdaq advised us that the delayed filing of the 2014 First Quarter Form 10-Q serves as an additional basis for the delisting determination. After filing this Form 10-K and the 2013 Third Quarter Form 10-Q with the SEC, we will continue to be delinquent in our filing of periodic financial reports with the SEC due to our delay in filing the 2014 First Quarter Form 10-Q.

As of December 31, 2013 and 2012, the estimated fair value of our $200.0 million principal convertible senior notes approximated $215.7 million and $230.1 million, respectively. The estimated fair value of the Notes was determined based on the market price of the Notes as of December 31, 2013 and 2012, which are based on Level 2 inputs.

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

Borrowings under the Credit Facility bear interest at either (i) the Base Rate, which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% and (c) the London Interbank Offered Rate ("LIBOR") for a one-month interest period plus 1.00% or (ii)  LIBOR plus the applicable margin. The applicable margin ranges are from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for Base Rate loans, and depends on the Company’s total leverage ratio (as defined in the Credit Facility Agreement). Interest is payable quarterly. No amounts were drawn down under this Credit Facility as of December 31, 2013.

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

Debt issuance costs were approximately $947,000 which were capitalized to deferred issuance costs and are being amortized as interest expense over the expected four year term of the Credit Facility using the straight-line method, which is not materially different from the effective interest method. Amortization recorded to interest expense pertaining to debt issuance was $270,000 in 2013 and the amount was not significant in 2012.

We are required to pay a commitment fee on the unused portion of the Credit Facility of up to a maximum of $450,000 or 0.30% depending on the Company’s total leverage ratio.

The Credit Facility Agreement requires the Company to comply with certain covenants, including maintaining (i) an interest coverage ratio (as defined in the Credit Facility Agreement) of greater than 3.50 to 1.00, measured quarterly on a trailing twelve months basis and (ii) a maximum leverage ratio (as defined in the Credit Facility Agreement) of not greater than 3.50 to 1.00 through June 30, 2014 and 3.00 to 1.00 thereafter, measured quarterly on a trailing twelve months basis. The Credit Facility Agreement also requires us to timely provide certain periodic financial statements to the lenders. In connection with the delayed delivery to the lenders of our financial statements for the quarters ended September 30, 2013, December 31, 2013 and March 31, 2014 and of our audited financial statements for the fiscal year ended December 31, 2013, we have entered into agreements with the lenders that amended the Credit Facility Agreement to extend the dates for such deliveries. We otherwise would have been in breach of certain covenants under the Credit Facility Agreement. Most recently, on June 12, 2014, we amended the Credit Facility Agreement to extend the date for delivery of (i) our audited financial statements for the fiscal year ended December 31, 2013 to June 20, 2014 and (ii) our financial statements for the quarter ended March 31, 2014 to June 27, 2014. The Company intends to deliver such audited financial statements to the lenders on the date of the filing of this Form 10-K with the SEC. If the financial statements for the quarter ended March 31, 2014 are not delivered to the lenders on or before June 27, 2014, then unless a subsequent extension or waiver is provided by the lenders, we will be in breach of this covenant under the Credit Facility Agreement.

Effective April 30, 2014, we entered into a waiver agreement with the lenders that included a waiver of any breach of the Credit Facility Agreement (which requires us to comply with the Indenture governing our Notes) arising out of our failure to comply with certain covenants in the Indenture. Those covenants require us to timely file with the trustee under the Indenture our periodic financial and other reports that we are required to file with the SEC, and to make our SEC filings on a timely basis. Under the waiver, the lenders temporarily waived any default arising out of our failure to timely file with the trustee (i) our 2013 Third Quarter Form 10-Q, (ii) this Form 10-K and (iii) a Current Report on Form 8-K/A relating to our acquisition of Net Optics that was due to be filed with the SEC no later than on February 18, 2014. The temporary waiver automatically expires on the earlier of (i) 60 days after receipt of notice from either the trustee or the holders of 25% of the principal amount of the Notes demanding that remedial action be taken in respect of the delayed filings (such a notice was given by the trustee on or about May 1, 2014) and (ii) the occurrence of any other default or event of default under the Indenture. Our need for this waiver will expire upon the filing with the SEC of (i) our 2013 Third Quarter Form 10-Q, (ii) this Form 10-K and (iii) our Current Report on Form 8-K/A relating to Net Optics.

On May 15, 2014, we entered into an amendment and waiver agreement with the lenders that included a waiver from the lenders of any breach of the Credit Facility Agreement (which requires us to comply with the Indenture governing our Notes) arising out of our failure to comply with the covenant in the Indenture that requires us to timely file with the trustee our 2014 First Quarter Form 10-Q. This waiver is only effective as long as (i) no event of default occurs under the Indenture due to our failure to complete any necessary remedial action in respect of the delayed filing within 60 days of receipt of notice from either the trustee under the Indenture or the holders of 25% of the principal amount of our Notes demanding such remedial action (as of the date of the filing of this Form 10-K with the SEC, no such notice has been given) and (ii) no delisting of our common stock from the Nasdaq Global Select Market occurs.

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

During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our August 24, 2012 acquisition of BreakingPoint (“BreakingPoint Restructuring”). The BreakingPoint Restructuring included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). For the year ended December 31, 2012, we recognized restructuring costs of approximately $4.1 million, and of this amount, $2.7 million primarily related to one-time employee termination benefits consisting of severance and other related costs and $1.4 million related to facility costs associated with the closure of our office in Melbourne, Australia and other costs, which were recorded to the Restructuring line item within our consolidated statement of operations. As of December 31, 2012, $1.0 million of such costs were accrued to the Accrued expenses and other line item within our consolidated balance sheets. The BreakingPoint Restructuring was substantially completed during the fourth quarter of 2012. The remaining accrual relates primarily to lease termination costs which are expected to be paid by the end of the second quarter of 2015.

During the fourth quarter of 2013, our management approved, committed to and initiated a plan to restructure our Test operations (“Test Restructuring”). The Test Restructuring included a net reduction in force of approximately 120 positions, (primarily impacting our research and development team in Bangalore, India), which represented approximately 6.5% of our worldwide work force. For the year ended December 31, 2013, we recognized restructuring costs of approximately $1.8 million, primarily related to one-time employee termination benefits consisting of severance and other related costs, which were recorded to the Restructuring line item within our consolidated statement of operations. As of December 31, 2013, $1.1 million of such costs were accrued to the Accrued expenses and other line item within our consolidated balance sheets. The Test Restructuring was substantially completed during the fourth quarter of 2013.

Activity related to our restructuring plans are as follows (in thousands):

	Total	BreakingPoint Restructuring	Test Restructuring
Accrual at December 31, 2011	$-	$-	$-
Charges	4,077	4,077	-
Payments	(2,275)	(2,275)	-
Non-cash items	(776)	(776)	-
Accrual at December 31, 2012	1,026	1,026	-
Charges	1,833	51	1,782
Payments	(1,161)	(474)	(687)
Non-cash items	(191)	(191)	-
Accrual at December 31, 2013	$1,507	$412	$1,095

5.	Concentrations

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

Revenue by Product Line

We have two product lines: Network Test Solutions and Network Visibility Solutions. Our Network Test products include our multi-slot test chassis and appliances, our traffic generation interface cards, our suite of test applications, and the related technical support, warranty and software maintenance services, including our Application and Threat Intelligence (ATI) service. Our Network Visibility products include our network packet brokers, bypass switches, virtual and physical taps and the related technical support, warranty and software maintenance services. The following table presents revenue by product line (in thousands):

	Year ended December 31,
	2013	2012	2011
Network Test Solutions	$376,297	$376,673	$311,370
Network Visibility Solutions	90,959	36,761	-
Total	$467,256	$413,434	$311,370

Significant Customers

For the year ended December 31, 2013, two customers comprised more than 10% of total revenues. For the years ended December 31, 2012 and 2011, only one customer comprised more than 10% of total revenues as follows:

	Year Ended December 31,
	2013	2012	2011
Customer A	10.6%	13.5%	14.0%
Customer B	14.3%	*	*

* Less than 10%

As of December 31, 2013 and 2012, customers A and B did not have receivable balances comprised of more than 10% of total accounts receivable.

International Data

For the years ended December 31, 2013, 2012 and 2011, the percentage of total international revenues based on customer location consisted of the following:

	Year Ended December 31,
	2013	2012	2011
International revenues	36.9%	41.4%	49.4%

For the years ended December 31, 2013, 2012 and 2011, the percentage of total revenues from product shipments to Japan was as follows:

	Year Ended December 31,
	2013	2012	2011
Japan	*	10.6%	*

* Less than 10%

As of December 31, 2013 and 2012, our property and equipment, net were geographically located as follows (in thousands):

	As of December 31,
	2013	2012
United States	$22,614	$12,728
India	5,300	6,706
Romania	4,715	4,376
Other	3,303	4,953
Total	$35,932	$28,763

6.	Selected Balance Sheet Data

Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2013	December 31, 2012

Trade accounts receivable	$110,430	$104,959
Allowance for doubtful accounts	(840)	(1,436)
Total	$109,590	$103,523

Activity in the allowance for doubtful accounts during the years presented is as follows (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011

Balance at beginning of year	$1,436	$1,747	$1,073
Additions: charged to costs and expenses	125	131	1,141
Deductions: write-offs, net of recoveries	(721)	(442)	(467)
Balance at end of year	$840	$1,436	$1,747

Investments in Marketable Securities

Investments in marketable securities as of December 31, 2013 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$31,717	$26	$(1)	$31,742
Corporate debt securities	19,720	56	(11)	19,765
Total	$51,437	$82	$(12)	$51,507

Investments in marketable securities as of December 31, 2012 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$77,823	$48	$(1)	$77,870
Corporate debt securities	47,933	1,068	(20)	48,981
	125,756	1,116	(21)	126,851
Available-for-sale – long-term:
Auction rate securities	820	2,301	(2)	3,119
	820	2,301	(2)	3,119

Total	$126,576	$3,417	$(23)	$129,970

As of December 31, 2013 and 2012, the unrealized losses of our investment in available-for-sale securities that have been in a continuous unrealized loss position for more the 12 months or longer were insignificant. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at December 31, 2013 and 2012.

The amortized cost and fair value of our investments at December 31, 2013, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$5,885	$5,887
Due within 1-2 years	30,793	30,837
Due within 2-5 years	14,359	14,383
Due after 5 years	400	400
Total	$51,437	$51,507

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2013	December 31, 2012

Raw materials	$7,468	$4,530
Work in process	15,166	14,144
Finished goods	24,502	18,546
Total	$47,136	$37,220

Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (dollars in thousands):

		December 31,	December 31,
	Useful Life	2013	2012
	(in years)

Computer equipment	3	$13,790	$11,931
Computer software	3-5	16,085	13,676
Demonstration equipment	2	25,934	25,422
Development equipment	5	26,725	21,189
Furniture and other equipment	5	18,413	15,062
Building and leasehold improvements	1-40	19,419	11,842
Total		120,366	99,122
Accumulated depreciation		(84,434)	(70,359)
Total		$35,932	$28,763

Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012

Compensation and related expenses	$16,025	$10,007
Vacation	9,310	7,552
Bonuses	6,789	12,211
Commissions	5,179	6,126
Professional fees	2,812	2,245
Other taxes	2,262	3,493
Income taxes	776	3,999
Other	10,595	6,892
Total	$53,748	$52,525

7.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date.

Fair Value Hierarchy

The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets carried at fair value as of December 31, 2013 and 2012 are summarized below (in thousands):

	December 31, 2013				December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$30	$30	$—	$—	$185	$185	$—	$—
Corporate debt securities	5,898	—	5,898	—	—	—	—	—

Short-term investments:
U.S. Treasury, government and agency debt securities	31,742	—	31,742	—	77,870	—	77,870	—
Corporate debt securities	19,765	—	19,765	—	48,981	—	48,981	—
Long-term investments:
Auction rate securities	—	—	—	—	3,119	—	—	3,119
Total financial assets	$57,435	$30	$57,405	$—	$130,155	$185	$126,851	$3,119

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

During 2013, we sold auction rate securities (“ARS”) that were classified as Level 3 financial assets.  These ARS had a par value of $4.4 million and the sales resulted in a realized gains of $2.9 million (included within our Interest income and other, net line item on our consolidated statements of operations.) As of December 31, 2013, we did not hold any Level 3 assets.

As of December 31, 2012, we held $3.1 million of auction rate securities which we classified as Level 3 because they are valued using valuation models with unobservable marketable inputs. Given the disruption in the auction process, there was no longer an actively quoted market price for these securities. Accordingly, we utilized models to estimate the fair values of these auction rate securities based on, certain unobservable inputs and other items, including: (i) the underlying structure of each security; (ii) the present value of future principal, interest and/or dividend payments discounted at the appropriate rate considering the market rate and conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) credit quality and estimates of the recovery rates in the event of default for each security.

There were no transfers of assets between levels within the fair value hierarchy for the years ended December 31, 2013 and 2012.

The following table summarizes the activity for the years ended December 31, 2013 and 2012 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Year Ended December 31,
	2013	2012

Beginning balance	$3,119	$2,774
Unrealized (gain) loss reclassified from/recorded in other comprehensive income	(2,299)	513
Realized gain recorded in earnings	2,870	32
Sales	(3,690)	(200)
Ending balance	$—	$3,119

There were no unrealized losses recorded in earnings for Level 3 assets still held at December 31, 2013 and 2012.

8.	Goodwill and Other Intangible Assets

The following table presents the 2012 and 2013 activity for our goodwill (in thousands):

Balance at January 1, 2012:	$66,429

Acquisition of Anue	91,376
Acquisition of BreakingPoint	102,652

Balance at December 31, 2012:	$260,457

Purchase price allocation adjustment for Anue	(367)
Purchase price allocation adjustment for BreakingPoint	(322)
Acquisition of Net Optics	112,064

Balance at December 31, 2013	$371,832

We have not had any historical goodwill impairment charges.

The following table presents our purchased intangible assets (in thousands) as of December 31, 2013:

	Weighted Average		Accumulated
	Useful Life	Gross	Amortization	Net
	(in years)

Other intangible assets:
Technology	5.5	$184,377	$(81,876)	$102,501
Customer relationships	6.0	71,700	(28,911)	42,789
Service agreements	6.2	36,200	(9,398)	26,802
Non-compete agreements	4.1	9,000	(2,545)	6,455
Trademark	5.1	11,300	(3,066)	8,234
Other	3.7	4,211	(1,043)	3,168
Total		$316,788	$(126,839)	$189,949

The following table presents our purchased intangible assets (in thousands) as of December 31, 2012:

	Weighted Average		Accumulated
	Useful Life	Gross	Amortization	Net
	(in years)

Other intangible assets:
Technology	5.4	$141,215	$(66,704)	$74,511
Customer relationships	6.0	70,376	(18,289)	52,087
Service agreements	5.7	22,700	(5,272)	17,428
Non-compete agreements	4.2	5,700	(1,520)	4,180
Trademark	5.3	8,976	(2,333)	6,643
Other	3.8	3,416	(1,262)	2,154
Total		$252,383	$(95,380)	$157,003

The estimated future amortization expense of purchased intangible assets as of December 31, 2013 is as follows (in thousands):

2014	$46,691
2015	41,979
2016	38,660
2017	31,502
2018	20,048
Thereafter	11,069
Total	$189,949

9.	Income Taxes

The components of income before income taxes were (in thousands):

	Year Ended December 31,
	2013	2012	2011

U.S.	$(5,501)	$20,418	$4,179
Foreign	16,303	(1,051)	25,889
Total	$10,802	$19,367	$30,068

The U.S. pre-tax income was significantly higher in 2012 due to intra-entity royalties generated in the U.S. related to the license of certain intellectual property rights of Anue and BreakingPoint.

Income tax (benefit) expense consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011

Current:
Federal	$2,920	$9,145	$(676)
State	756	2,387	(172)
Foreign	1,920	4,735	4,024

Deferred:
Federal	(9,286)	(27,910)	142
State	(1,342)	(10,932)	30
Foreign	3,964	(3,518)	7

Income tax (benefit) expense	$(1,068)	$(26,093)	$3,355

The net effective income tax rate differed from the federal statutory income tax rate as follows (dollars in thousands):

	2013	2012	2011

Federal statutory expense	$3,779	$6,779	$10,526
State taxes, net of federal benefit	(836)	(8,828)	(58)
Research and development credits	(5,128)	-	(1,659)
Domestic production deduction	(499)	(826)	-
Stock-based compensation	1,750	1,738	1,082
Foreign rate differential	(2,935)	(4,386)	(5,029)
Acquisition related costs	-	991	113
Deemed Dividend	817
Inter-company royalty	3,932	-	-
Valuation allowance	1,111	(22,578)	(749)
Release of uncertain tax positions	(2,106)	-	-
Other	(953)	1,017	(871)
Income tax (benefit) expense	(1,068)	(26,093)	3,355

Net effective income tax rate	(9.9%)	(134.7%)	11.2%

During 2013, the Company’s lower effective tax rate of (9.9%) when compared to the federal statutory income tax rate was mainly due to the R&D credits generated during the year, benefit recorded for the 2012 Federal R&D credit during the first quarter of 2013 as a result of the statutory extension of the credit during 2013, and the release of accrual for uncertain tax benefits. The Company’s lower effective tax rate in 2012 of (134.7%) when compared to the federal statutory income tax rate was mainly the result of the Company releasing valuation allowances against its U.S. deferred tax assets and tax benefits received as a result of the Company’s operations in lower tax foreign jurisdictions. The Company’s lower effective tax rate during 2011 when compared to the federal statutory income tax rate was mainly the result of the benefit for research and development credits and benefits received as a result of the Company’s operations in lower tax foreign jurisdictions.

The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31, 2013	December 31, 2012

Deferred tax assets:
Allowance for doubtful accounts	$6	$326
Research and development credit carryforward	18,375	14,241
Foreign tax credit carryforward	455	1,418
Deferred revenue	2,942	2,879
Stock-based compensation	9,698	7,350
Inventory adjustments	6,238	5,139
Net operating loss carryforward	5,585	10,543
Unrealized loss on investments	-	3,631
Realized loss on investments	3,211
Accrued liabilities and other	4,782	4,472
Depreciation & amortization	-	3,468
	51,292	53,467
Valuation allowance	(4,144)	(1,977)
	47,148	51,490

Deferred tax liabilities:
Depreciation and amortization	(27,351)	(45,635)
Intercompany royalty	(14,259)	-
Net deferred tax assets	$5,538	$5,855

As of December 31, 2013 and 2012, current deferred tax assets totaled $13.7 million and $24.2 million, respectively and were included within the Prepaid Expenses & Other Current Assets line item in our consolidated balance sheets. As of December 31, 2013 and 2012, long-term deferred tax assets totaled $0 and $5.6 million, respectively, and were included as part of the Other Assets line item in our consolidated balance sheets.

As of December 31, 2013 and 2012, long-term deferred tax liabilities totaled $8.1 million and $23.9 million, respectively, and were included within the Other Liabilities line item in our consolidated balance sheets.

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

During 2012, management reevaluated its need for a full valuation allowance previously set against its U.S. deferred tax assets and concluded it is more likely than not that all of its U.S. deferred tax assets, with the exception of its deferred tax assets for capital loss carryforwards, will be realized. Management’s conclusion to release the valuation allowance in 2012 was due to, among other reasons, (i) the three-year cumulative pre-tax accounting income realized in the U.S., (ii) the significant utilization of its net operating loss carryfowards and R&D credits during 2011 and 2012 and (iii) the significant net deferred tax liabilities recorded in connection with the 2012 acquisitions of Anue and BreakingPoint.

For the years ended December 31, 2013, 2012 and 2011, we recorded changes in our valuation allowance of $2.2 million, ($34.8) million, and $800,000, respectively.

As of December 31, 2013, we have gross federal and state research and development credit carryforwards of approximately $17.4 million and $17.8 million, respectively. The federal carryovers begin to expire 2021, while the state carryovers have an indefinite carryover period.

At December 31, 2013, we have gross federal and state net operating loss (“NOLs”) carryforwards of approximately $13.6 million and $4.9 million, respectively.  The federal NOLs expire beginning 2025, and the state NOLs begin to expire in 2016.  Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382.  We estimate that our 2013 limitation under Section 382 of the Internal Revenue Code is approximately $21.2 million.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $91.8 million and $80.4 million at December 31, 2013 and 2012, respectively. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely outside of the U.S. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were distributed to the United States in the form of dividends or otherwise, it would be included in our U.S. taxable income and we would be subject to additional U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

At December 31, 2013, we had gross unrecognized tax benefits of approximately $16.8 million. Of this total, approximately $8.6 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized.  We classify liabilities for unrecognized tax benefits for which we do not anticipate payment or receipt of cash within one year in noncurrent other liabilities.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  During the years ended December 31, 2013, 2012, and 2011, we recognized approximately $49,000, $63,000, and $118,000, net of federal benefit, of interest within our statements of operations.  We had accrued interest, net of federal benefit, of $172,400 and $1.5 million as of December 31, 2013 and December 31, 2012 respectively.  We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  With few minor exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in material jurisdictions for the tax years ended prior to 2007. The U.S. Internal Revenue Service is currently examining our 2010 and 2009 federal income tax returns. We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Unrecognized Tax Benefits - Beginning balance	$14,454	$13,232	$12,303
Acquired unrecognized tax benefits	-	300	-
Gross increases – Tax positions taken in prior period	1,364	-	-
Gross decreases – Tax positions taken in prior period	(264)	-	(140)
Gross increases – Tax positions taken in current period	2,757	1,834	2,256
Lapse of statute of limitations	(1,545)	(912)	(1,187)
Unrecognized Tax Benefits – ending balance	$16,766	$14,454	$13,232

10.	Commitments and Contingencies

We lease our facilities under non-cancelable operating leases for varying periods through May 2023, excluding options to renew. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. The following are the future minimum commitments under these leases (in thousands):

Year Ending December 31,*

2014	$11,261
2015	10,499
2016	7,955
2017	5,557
2018	4,790
Thereafter	14,891
Total	$54,953

*Minimum payments have not been reduced by minimum sublease rentals of $0.8 million due in the future under non-cancelable subleases.

Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $9.9 million, $8.9 million and $7.7 million, respectively.

Securities Class Action

On November 14, 2013, a purported securities class action complaint captioned Felix Santore v. Ixia, Victor Alston, Atul Bhatnagar, Thomas B. Miller, and Errol Ginsberg was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from April 10, 2010 through October 14, 2013. The complaint alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the ”Exchange Act”), by making materially false and misleading statements concerning the Company’s recognition of revenues related to its warranty and software maintenance contracts and the academic credentials and employment history of the Company’s former President and Chief Executive Officer. The complaint also alleges that the defendants made false and misleading statements, and failed to make certain disclosures, regarding the Company’s business, operations and prospects, including regarding the financial statements and internal financial controls that were the subject of the April 2013 restatement of certain of our prior period financial statements and regarding the academic credentials and employment history of our former President and Chief Executive Officer. The complaint alleges that the Company lacked adequate internal financial controls and issued materially false and misleading financial statements for fiscal years ended December 31, 2010 and 2011, and the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. The complaint, which purports to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

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

Shareholder Derivative Actions

Two derivative actions by purported shareholders of the Company, which were recently consolidated into one action, are pending in the U.S. District Court for the Central District of California. The lawsuits are captioned (i) Erie County Employees' Retirement System, Derivatively on Behalf of Nominal Defendant IXIA v. Victor Alston, Errol Ginsberg, Laurent Asscher, Jonathan Fram, Gail Hamilton, Jon Rager, Atul Bhatnagar, and Thomas B. Miller, defendants, and Ixia, nominal defendant and (ii) Colleen Witmer, derivatively on behalf of Ixia v. Victor Alston, Atul Bhatnagar, Thomas B. Miller, Errol Ginsberg, Jonathan Fram, Laurent Asscher, Gail Hamilton, Jon F. Rager, Christopher Lee Williams, Alan Grahame, Raymond De Graaf, Walker H. Colston II, and Ronald W. Buckly, defendants, and Ixia, nominal defendant. The Erie County and Witmer cases were previously filed in the Superior Court of the State of California in January 2014 and February 2014, respectively, but were subsequently dismissed and thereafter refiled in the U.S. District Court in May 2014.

Both plaintiffs have entered into a stipulation with the Company and the individual defendants providing for consolidation of the two actions. Under that stipulation, which has been approved by the court, the plaintiffs have until June 27, 2014 to file a consolidated complaint.

The Erie County complaint alleges that the defendants breached their fiduciary duties to the Company by disseminating false and misleading statements concerning the Company’s internal controls and financial results during fiscal years 2010 through 2013, including issuing false and misleading statements in press releases, filings of Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, and conference calls. The complaint seeks an unspecified amount of monetary damages on behalf of the Company from the defendants. The Witmer complaint alleges against all or, depending on the allegation, certain defendants, breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment and violations of California statutory provisions. The complaint includes allegations regarding our former President and Chief Executive Officer, Vic Alston, our financial statements and our internal financial controls that are similar to the allegations in the purported class action lawsuit described above. The complaint also includes allegations that in February 2013 and March 2013, certain defendants made “illicit insider sales” of the Company’s securities while allegedly in possession of material adverse non-public information. The complaint seeks an unspecified amount of monetary damages, modification of our corporate governance policies, disgorgement of profits, benefits and compensation, attorneys’ fees and costs, expenses incurred in prosecuting the action, and other relief.

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

Indemnifications

In the normal course of business, we provide certain indemnifications, commitments and guarantees of varying scope to customers, including against claims of intellectual property infringement made by third parties arising from the use of our products. We also have certain obligations to indemnify our officers, directors and employees for certain events or occurrences while the officer, director or employee is or was serving at our request in such capacity. The duration of these indemnifications, commitments and guarantees varies and in certain cases, is indefinite. Many of these indemnifications, commitments and guarantees do not provide for any limitation of the maximum potential future payments that we could be obligated to make. However, our director and officer insurance policy may enable us to recover a portion of any future payments related to our officer, director or employee indemnifications. Historically, costs related to these indemnifications, commitments and guarantees have not been significant. With the exception of the product warranty accrual associated with our initial standard warranty (see Note 1 for additional information), no liabilities have been recorded for these indemnifications, commitments and guarantees.

11.	Shareholders’ Equity

Stock Award Plans

Amended and Restated 1997 Equity and Incentive Plan

Our Amended and Restated 1997 Equity and Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our eligible employees and consultants. The share-based awards may include incentive stock options (“ISO”), non-statutory stock options, restricted stock units (“RSU”) or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% for ISOs granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to 90 days after termination other than for cause or as a result of death or disability, or up to 180 days after termination as a result of disability or death. The 1997 Plan terminated in May 2008 and as such, no shares are available for future grant. As of December 31, 2013, 150,000 awards remained outstanding under the 1997 Plan.

Second Amended and Restated Ixia 2008 Equity Incentive Plan

Our Second Amended and Restated Ixia 2008 Equity Incentive Plan, as amended (the “2008 Plan” or the “Plan”), provides for the issuance of share-based awards to our eligible employees, directors and consultants. The share-based awards may include ISOs, non-statutory stock options, stock appreciation rights, RSU or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 7 years from the date of grant. The exercise price for options granted under the 2008 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% for ISOs granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 90 days after termination other than (i) for termination for cause for which the vested options are forfeited on the termination date or (ii) as a result of death or disability for which vested options may be exercised for up to 180 days after termination. The 2008 Plan will terminate in May 2018, unless terminated sooner by the Board of Directors.

In June 2013, our shareholders approved the Second Amended and Restated Ixia 2008 Equity Incentive Plan, which resulted in amendments to our Amended and Restated Ixia 2008 Equity Incentive Plan, as amended, that include the following:

●

Increase in Share Reserve. Increased the total number of shares of our common stock available for future grants by 9.8 million shares for a total of 29.0 million shares of our common stock authorized and reserved over the term of the Plan, of which 13.0 million shares were available for future grant as of December 31, 2013.

●

Types of Awards. Added cash awards to the types of awards that may be granted under the Plan, including performance-based incentives that are intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

●

Award Limits. Added (i) a limit on the total number of shares (i.e., 1,000,000) subject to options and share appreciation rights granted to an eligible participant in any calendar year, (ii) with respect to performance-based awards that are intended to comply with the exception under Section 162(m) of the Code, limits on the total number of shares (i.e., 1,000,000) subject to RSUs and restricted stock awards that an individual may earn over a 12-month period and on the total dollar amount (i.e., $2,000,000) subject to cash awards that an individual may earn over a 12-month period, and (iii) a limit (i.e., $500,000) on the total dollar value of equity and cash awards that may be granted to a non-employee director in any calendar year.

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

Share Cancellation

Certain of the Company’s performance-based equity awards include a forfeiture provision that provides for the forfeiture of the unvested portion of such equity awards in the event that the Company concludes that it is required to restate its previously issued financial statements to reflect a less favorable financial condition and/or less favorable results of operations. On April 2, 2013, the Company concluded to restate certain previously issued unaudited condensed consolidated financial statements~~,~~ and, due to such forfeiture provisions, we have for accounting purposes deemed such equity awards to have been automatically forfeited and subsequently re-granted. As a result, we recorded a reversal of stock-based compensation expenses for the deemed cancellation of $4.0 million for the quarter ended June 30, 2013 and additional stock-based compensation expenses for the deemed re-grant of $3.7 million for the year ended December 31, 2013.

The following table summarizes stock option activity for the year ended December 31, 2013 (in thousands, except per share and contractual life data):

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual	Aggregate Intrinsic
	of Options	Per Share	Life (in years)	Value

Outstanding as of December 31, 2012	6,333	$12.37	5.04	$30,281
Granted	1,161	16.31
Exercised	(1,117)	8.49
Forfeited/canceled	(1,379)	14.76
Outstanding as of December 31, 2013	4,998	$13.49	4.37	$8,932
Vested and expected to vest as of December 31, 2013	4,797	$13.40	4.27	$8,884
Exercisable as of December 31, 2013	2,886	$11.98	3.36	$8,101

The weighted average grant-date fair value of options granted for the years ended December 31, 2013, 2012 and 2011 was $6.92, $5.89 and $6.40 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $12.5 million, $14.6 million and $11.3 million, respectively. As of December 31, 2013, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.33 years.

The following table summarizes RSU activity for the year ended December 31, 2013 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2012	1,692	$12.69
Awarded	1,039	17.06
Vested	(687)	11.33
Forfeited/canceled	(294)	14.97
Outstanding as of December 31, 2013	1,750	$15.43

The weighted average fair value of RSUs vested during the year ended December 31, 2013 was $7.8 million. The total intrinsic value of RSUs vested during the year ended December 31, 2013 was $3.6 million. The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as of December 31, 2013 was 1.44 years.

Employee Stock Purchase Plan

The employee stock purchase plan (the “2000 Purchase Plan”) was adopted and approved in September 2000. The 2000 Purchase Plan became effective upon the closing of our initial public offering in October 2000 and was amended in May 2003 and in April 2006. The 2000 Purchase Plan permits eligible employees to purchase Common Stock, subject to limitations as set forth in the 2000 Purchase Plan, through payroll deductions which may not exceed the lesser of 15% of an employee’s compensation or $21,250 per annum. The 2000 Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November 1 of each year. During each 24-month offering period under the 2000 Purchase Plan, participants accumulate payroll deductions which on the last trading day of each six-month purchase period within the offering period are applied toward the purchase of shares of our Common Stock at a purchase price equal to 85% of the lower of (i) the fair market value of a share of our Common Stock as of the first trading day of the 24-month offering period and (ii) the fair market value of a share of Common Stock on the last trading day of the six-month purchase period. The 2000 Purchase Plan expired in September 2010. The last offering period under the 2000 Purchase Plan commenced on May 1, 2010 and ended on April 30, 2012. We had reserved a total of 4.5 million shares of Common Stock for issuance under the 2000 Purchase Plan, no shares are available for future issuance as of December 31, 2013. For the years ended, December 31, 2013, 2012 and 2011, zero, 105,000 and 375,000 shares, respectively, were issued under the 2000 Purchase Plan.

During 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “Purchase Plan”). The 2010 Purchase Plan replaced the 2000 Purchase Plan. The 2010 Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November 1 of each year. The first 24-month offering period under the 2010 Purchase Plan began on November 1, 2010 and ended on October 31, 2012. The Purchase Plan provides the potential for an automatic annual increase of up to 500,000 in the number of shares reserved for issuance under the Purchase Plan on May 1 of each year during the ten-year term of the plan. The 2010 Purchase Plan will terminate in March 2020, unless it is earlier terminated by the Board of Directors.

In November 2012, the number of shares authorized and reserved for issuance under the Purchase Plan was also increased by an additional 500,000 shares pursuant to the automatic annual increase provision of the Purchase Plan.

In June 2013, our shareholders approved a 2,000,000-share increase in the number of shares of our common stock authorized and reserved for issuance under our Purchase Plan. During May 2013, the number of shares authorized and reserved for issuance under the Purchase Plan was also increased by an additional 500,000 shares pursuant to the automatic annual increase provision of the Purchase Plan.

We have reserved a total of 3,800,000 shares of Common Stock for issuance under the Purchase Plan, of which 2,164,000 shares are available for future issuance for the existing and future offering periods. For the years ended December 31, 2013, 2012 and 2011, 918,000, 562,000 and 156,000 shares, respectively, were issued under the Purchase Plan.

Stock-Based Compensation Expense

The Black-Scholes option-pricing model is used to calculate the estimated fair value of share-based awards for options and RSUs on the respective dates of grant for accounting purposes using the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected lives (in years)	3.6	4.1	3.3
Risk-free interest rates	0.6%	0.6%	1.3%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	48.9%	51.8%	50.5%

The Black-Scholes option-pricing model is used to calculate the estimated fair value of share-based awards for our Purchase Plan for accounting purposes using the following weighted average assumptions: expected lives of 1.25 years, risk-free interest rates of 0.9%, dividend yield of 0.0% and expected volatility of 48.4%.

Expected lives (in years) - The expected life was determined by estimating the expected option life, using historical data.

Risk-free interest rates - The risk-free interest rate for periods equal to the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Dividend yield - We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future.

Volatility - The stock volatility is determined based on the weighted average historical weekly price changes of our common stock over the expected option term.

The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2014 through 2017 related to all unvested share-based awards as of December 31, 2013 was approximately $26.3 million. There was no capitalized stock-based compensation expense for any of the periods presented.

Accumulated Other Comprehensive Income

The following table summarizes, as of each balance sheet date, the changes in our accumulated other comprehensive income, by component, net of income taxes (in thousands):

	Gains and Losses on Available-for- Sale Securities (a)	Foreign Currency Items (a)	Total
Beginning balance, December 31, 2012	$2,070	$219	$2,289
Other comprehensive income before reclassifications	702	(638)	64
Amounts reclassified from accumulated other comprehensive income (b)	(2,730)	-	(2,730)
Net current-period other comprehensive income	(2,028)	(638)	(2,666)
Ending balance, December 31, 2013	$42	$(419)	$(377)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.
(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the consolidated statements of operations.

Other Comprehensive Income

We sold available-for-sale securities in the year ended December 31, 2013 which resulted in a gross reclassification from accumulated other comprehensive income for realized gains of $4.4 million, which was included within our Interest income and other, net line item on our consolidated statements of operations. This realized gain, along with the related tax impact for the year ended December 31, 2013 of $1.7 million was reclassified from Accumulated other comprehensive income.

Prior to the reclassification for the sale of available-for-sale securities, we had a net unrealized gain of $1.1 million for the year ended December 31, 2013. The tax impact for the unrealized gain was an expense of $447,000 for the year ended December 31, 2013.

12.	Retirement Plan

We provide a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds. As determined annually by the Board of Directors, we may contribute matching funds of 50% of the employee contributions up to $2,500. These matching contributions vest based on the employee’s years of service with us. For the years ended December 31, 2013, 2012, and 2011, we expensed and made contributions to the Plan in the amount of approximately $1.5 million, $870,000, and $845,000, respectively.

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Basic Presentation
Numerator for basic earnings per share:
Net income	$11,870	$45,460	$26,713
Denominator for basic earnings per share:
Weighted average common shares outstanding	75,757	72,183	69,231

Basic earnings per share	$0.16	$0.63	$0.39

Diluted Presentation
Numerator for diluted earnings per share:
Net income	$11,870	$45,460	$26,713
Interest expense on convertible senior notes, net of tax	-	4,399	-
Net income used for diluted earnings per share	$11,870	$49,859	$26,713

Denominator for dilutive earnings per share:
Weighted average common shares outstanding	75,757	72,183	69,231
Effect of dilutive securities:
Stock options and other share-based awards	1,756	2,031	2,433
Convertible senior notes	-	10,291	-
Dilutive potential common shares	77,513	84,505	71,664

Diluted earnings per share	$0.15	$0.59	$0.37

The diluted earnings per share computation for the year ended December 31, 2013, exclude (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares, as they are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share, and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 2.2 million shares, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock.

The diluted earnings per share computation for the year ended December 31, 2012, exclude the weighted average number of shares underlying our employee stock options and other share-based awards of 2.3 million shares, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock.

The diluted earnings per share computation for the year ended December 31, 2011, excludes (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares, as they are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share, and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 1.1 million shares, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing price per share of our common stock during 2011.

14.	Quarterly Financial Summary (Unaudited)

	For the three months ended
	2013				2012
	Dec. 31(3)	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30(4)	Jun. 30(5)	Mar. 31
(in thousands)
Consolidated Statement of Operations Data:
Total revenues	$120,629	$113,164	$112,004	$121,459	$125,469	$110,605	$90,702	$86,658
Total cost of revenues (1)	36,300	30,997	30,829	30,926	32,064	30,241	20,585	19,593
Gross profit	84,329	82,167	81,175	90,533	93,405	80,364	70,117	67,065

(Loss) income before income taxes	(4,842)	4,225	4,387	7,032	4,821	2,669	5,265	6,612
Net (loss) income (2)	(3,069)	4,102	3,017	7,820	3,653	10,944	25,696	5,167
Earnings per share:
Basic	$(0.04)	$0.05	$0.04	$0.10	$0.05	$0.15	$0.36	$0.07
Diluted	$(0.04)	$0.05	$0.04	$0.10	$0.05	$0.14	$0.32	$0.07

(1)

For the quarters ended December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, total cost of revenues include charges related to amortization of intangible assets of $6.7 million, $6.4 million, $6.4 million, $6.5 million, $7.0 million, $7.0 million, $3.6 million, and $2.7 million, respectively.

(2)

For the quarters ended September 30, 2012 and June 30, 2012, we recorded partial release of our valuation allowance of $12.1 million and $22.7 million in the third and second quarters of 2012, respectively.

(3)	During the quarter ended December 31, 2013, we completed the acquisition of Net Optics for approximately $193.8 million.

(4)	During the quarter ended September 30, 2012, we completed the acquisition of BreakingPoint for approximately $163.7 million.

(5)	During the quarter ended June 30, 2012, we completed the acquisition of Anue for approximately $152.4 million

EXHIBIT INDEX

Exhibit No.	Description

10.1.1

First Amendment to Credit Agreement dated as of May 8, 2013, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.2

Second Amendment to Credit Agreement dated as of February 14, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.3

Third Amendment to Credit Agreement dated as of March 17, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.4

Fourth Amendment to Credit Agreement dated as of April 30, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.5	Waiver to Credit Agreement effective April 30, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.6

Fifth Amendment to Credit Agreement dated as of May 15, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.7	Sixth Amendment to Credit Agreement dated as of June 12, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.9	Compensation of Named Executive Officers as of December 31, 2013

10.10	Summary of Compensation for the Company’s Non-Employee Directors effective April 1, 2013

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Acting Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of Acting Chief Executive Officer and Acting Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document