Form 10-Q
period 2014-03-31
IXIA
filed 2014-09-15
CIK 1120295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Large accelerated filer [X ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	78,015,212
(Class of Common Stock)	(Outstanding at September 08, 2014)

IXIA

PART I.          FINANCIAL INFORMATION

ITEM 1.          Financial Statements (unaudited)

IXIA

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$36,387	$34,189
Short-term investments in marketable securities	55,265	51,507
Accounts receivable, net of allowances of $437 and $840 as of March 31, 2014 and December 31, 2013, respectively	104,537	109,590
Inventories	43,872	47,136
Prepaid expenses and other current assets	52,636	48,514
Total current assets	292,697	290,936

Property and equipment, net	36,479	35,932
Intangible assets, net	178,732	189,949
Goodwill	339,214	338,836
Other assets	28,729	32,070
Total assets	$875,851	$887,723

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,447	$19,011
Accrued expenses and other	51,476	53,748
Deferred revenues	95,985	89,217
Total current liabilities	162,908	161,976

Deferred revenues	15,053	15,106
Other liabilities	12,316	11,529
Convertible senior notes	200,000	200,000
Total liabilities	390,277	388,611

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at March 31, 2014 and December 31, 2013; 76,981 and 76,849 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	179,431	178,347
Additional paid-in capital	196,657	191,976
Retained earnings	109,694	129,166
Accumulated other comprehensive loss	(208)	(377)
Total shareholders’ equity	485,574	499,112

Total liabilities and shareholders’ equity	$875,851	$887,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2014	2013

Revenues:
Products	$81,165	$95,511
Services	32,568	25,948
Total revenues	113,733	121,459

Costs and operating expenses: (1)
Cost of revenues - products (2)	25,411	21,387
Cost of revenues – services	3,948	3,025
Research and development	30,035	29,712
Sales and marketing	38,839	35,041
General and administrative	17,882	12,058
Amortization of intangible assets	12,635	10,138
Acquisition and other related	1,932	1,272
Restructuring	3,564	58
Total costs and operating expenses	134,246	112,691

(Loss) income from operations	(20,513)	8,768
Interest income and other, net	337	207
Interest expense	(1,943)	(1,943)
(Loss) income before income taxes	(22,119)	7,032
Income tax benefit	(2,647)	(788)
Net (loss) income	$(19,472)	$7,820

(Loss) earnings per share:
Basic	$(0.25)	$0.10
Diluted	$(0.25)	$0.10

Weighted average number of common and common equivalent shares outstanding:
Basic	76,951	74,718
Diluted	76,951	76,919

(1) Stock-based compensation included in:
Cost of revenues - products	$48	$153
Cost of revenues - services	18	58
Research and development	1,879	2,448
Sales and marketing	1,928	2,015
General and administrative	945	2,205

(2) Cost of revenues – products excludes amortization of intangible assets related to product lines and purchased technologies of $8.1 million and $6.5 million for the three months ended March 31, 2014 and 2013, respectively, which is included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2014	2013

Net (loss) income	$(19,472)	$7,820

Unrealized gain (loss) on investments, net of tax	34	144
Foreign currency translation adjustment	135	(323)

Other comprehensive (loss) income	169	(179)

Comprehensive (loss) income	$(19,303)	$7,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(19,472)	$7,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,963	3,794
Amortization of intangible assets	12,635	10,138
Realized gain on available-for-sale securities	(18)	-
Stock-based compensation	4,818	6,880
Deferred income taxes	(405)	(1,813)
Tax benefit from stock option transactions	-	500
Excess tax benefits from stock-based compensation	-	(555)
Amortization of deferred issuace costs	300	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	5,053	3,670
Inventories	797	915
Prepaid expenses and other current assets	(4,298)	(3,954)
Other assets	3,079	1,739
Accounts payable	(3,936)	331
Accrued expenses and other	(2,443)	(8,324)
Deferred revenues	6,675	2,414
Other liabilities	814	3,031

Net cash provided by operating activities	7,562	26,586

Cash flows from investing activities:
Purchases of property and equipment	(1,718)	(4,559)
Purchases of available-for-sale securities	(22,172)	(40,216)
Proceeds from available-for-sale securities	18,466	27,501
Purchases of other intangible assets	(129)	(234)
Payments in connection with acquisitions, net of cash acquired	(895)	401

Net cash used in investing activities	(6,448)	(17,107)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,084	7,795
Excess tax benefits from stock-based compensation	-	555

Net cash provided by financing activities	1,084	8,350

Net increase in cash and cash equivalents	2,198	17,829
Cash and cash equivalents at beginning of period	34,189	47,508
Cash and cash equivalents at end of period	$36,387	$65,337

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$1,097	$—
Transfers of inventory to property and equipment	$2,593	$—

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

2.   Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. Certain retrospective adjustments were made to the prior period consolidated balance sheet that was reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on June 23, 2014 (the “2013 Form 10-K”). These retrospective adjustments were measurement period purchase accounting adjustments related to our purchase of Net Optics. See Note 3 for additional information. The results of operations for the three months ended March 31, 2014 presented are not necessarily indicative of results to be expected for the full year ending December 31, 2014 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2013 has been derived from our audited consolidated financial statements included in our 2013 Form 10-K (before the retrospective measurement period purchase accounting adjustments described in Note 3), but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2013 Form 10-K.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which provides new guidance regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. The standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. We have not evaluated the impact of the adoption of this accounting standard update on our consolidated financial statements.

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We have not evaluated the impact of the adoption of this accounting standard update on our consolidated financial statements.

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. The effective date for this disclosure guidance is for fiscal years beginning after December 15, 2013. The adoption of this accounting standard update did not have a significant impact on our consolidated financial statements.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.     Acquisitions

Net Optics, Inc.

On December 5, 2013, we completed our acquisition of all of the outstanding shares of common stock and all other equity interests of Net Optics, Inc. (“Net Optics”). Net Optics is a leading provider of total application and network visibility solutions. With this acquisition, we have expanded our product portfolio, strengthened our service provider and enterprise customer base, and broadened our sales channel and partner programs. In addition, we expect to realize certain operational synergies and leverage Net Optics’ existing sales channels, partner relationships and assembled workforce, including its experienced product development team in Santa Clara, California and its global sales force. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Net Optics’ net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

The aggregate purchase price totals $187.7 million, and reflects certain post-closing adjustments, related to the final determination of the Net Optics’ closing working capital under the purchase agreement. However, the aggregate purchase price is still subject to a post-closing adjustment based on the final amount of the tax reimbursements to the sellers that will be determined upon the filing of certain pre-acquisition tax returns. The acquisition was funded from our existing cash and sale of investments.

Acquisition and other related costs, including integration activities, approximated $1.8 million for the three months ended March 31, 2014. These acquisition and other related costs have been expensed as incurred and have been included within the Acquisition and other related line item on our condensed consolidated statements of operations included in this Quarterly Report on Form 10-Q (this “Form 10-Q”).

During the first quarter of 2014, we reduced our aggregate purchase price for Net Optics from $193.8 million to $187.7 million due to a measurement period adjustment to finalize certain post-closing adjustments, including the net working capital calculation. The finalization of the net working capital calculation resulted in a decrease to the aggregate purchase price of $6.1 million and a corresponding reduction to goodwill. This adjustment was applied retrospectively to the acquisition date (i.e., December 5, 2013). Additionally, during the first quarter of 2014, a measurement period adjustment was recorded to finalize the previous purchase accounting estimates resulting from the update to the tax basis of certain intangible assets. This resulted in an increase to deferred tax assets of $26.9 million and a corresponding decrease to goodwill, which were retrospectively adjusted to the acquisition date (i.e., December 5, 2013). These measurement period adjustments are reflected in the table below.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$1,967
Accounts receivable	9,253
Inventories	6,543
Prepaid and other assets	1,742
Fixed assets	2,976
Deferred tax asset	26,915
Identifiable intangible assets	72,858
Goodwill	79,069
Total assets acquired	201,323
Accounts payable, accrued expenses and other liabilities	(8,441)
Deferred revenues	(5,170)
Net assets acquired	$187,712

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

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pro Forma and Post Acquisition Results (Unaudited)

The following table summarizes the unaudited pro forma total revenues and net income of the combined entities, including Ixia, had the acquisition of Net Optics occurred on January 1, 2012 (in thousands):

Three Months Ended
March 31, 2013

Total revenues	$133,537
Net income	5,389

The pro forma combined results in the table above have been prepared for comparative purposes only and include acquisition-related adjustments for, among others items, reductions in revenues related to the estimated fair value adjustment to deferred revenues, certain acquisition related costs, amortization of identifiable intangible assets, and the related income tax effects of these adjustments.

The pro forma combined results, as well as those of Net Optics included in our results subsequent to the acquisition date, do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the period noted above, or of the future results of operations of the combined entity.

4.    Restructuring

During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our August 24, 2012 acquisition of BreakingPoint Systems, Inc. (“BreakingPoint Restructuring”). The BreakingPoint Restructuring included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). The BreakingPoint Restructuring was substantially completed during the fourth quarter of 2012. As of March 31, 2014, the balance remaining in the Accrued expenses and other line item in our condensed consolidated balance sheets was $397,000. The remaining accrual relates primarily to lease termination costs which are expected to be paid by the end of the second quarter of 2015.

During the fourth quarter of 2013, our management approved, committed to and initiated a plan to restructure our Test operations (“Test Restructuring”). The Test Restructuring included a net reduction in force of approximately 120 positions (primarily impacting our research and development team in Bangalore, India), which represented approximately 6.5% of our worldwide work force. As of March 31, 2014, the balance remaining in the Accrued expenses and other line item in our condensed consolidated balance sheets was $77,000, which primarily relates to severance and other related costs. The Test Restructuring was substantially completed during the fourth quarter of 2013.

During the first quarter of 2014, our management approved, committed to and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (“Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force. For the three months ended March 31, 2014, we recognized restructuring costs of $2.3 million related to one-time expenses for employee termination benefits, $1.1 million related to costs required to terminate our lease in Israel and approximately $149,000 for other related costs. These restructuring costs were recorded to the Restructuring line item in our condensed consolidated statements of operations included in this Form 10-Q. As of March 31, 2014, the balance remaining in the Accrued expenses and other line item in our condensed consolidated balance sheets was $1.4 million, which primarily relates to severance and other employee related costs and was paid by the end of the third quarter of 2014. The Net Optics Restructuring will be substantially completed during the second quarter of 2014.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Activities related to our restructuring plans are as follows (in thousands):

		BreakingPoint	Test	Net Optics
	Total	Restructuring	Restructuring	Restructuring
Accrual at December 31, 2012	$1,026	$1,026	$-	$-
Charges	1,833	51	1,782	-
Payments	(1,161)	(474)	(687)	-
Non-cash items	(191)	(191)	-	-
Accrual at December 31, 2013	1,507	412	1,095	-
Charges	3,564	-	90	3,474
Payments	(3,261)	(39)	(1,108)	(2,114)
Non-cash items	24	24	-	-
Accrual at March 31, 2014	$1,834	$397	$77	$1,360

5.     Long Term Debt

Convertible Senior Notes

 On December 7, 2010, we issued $200 million in aggregate principal amount of 3.00% Convertible Senior Notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”). The unsecured Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes are governed by the terms of an indenture (the “Indenture”) dated December 7, 2010, which was filed with the SEC on December 8, 2010.

The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, which payments began on June 15, 2011. We may in certain instances be required to pay additional interest if the Notes are not freely tradable by the holders thereof (other than our affiliates) beginning six months after the date of issuance and in connection with events of default, including events of default relating to our failure to comply with our reporting obligations to the trustee under the Indenture and to the SEC. After a default under the Indenture, if the trustee or the holders of at least 25% in aggregate principal amount of the Notes give us notice of, and direct us to cure, the default and the default is not cured within 60 days thereafter, then unless a waiver is obtained from the holders of more than 50% in aggregate principal amount of the Notes, an event of default will occur under the Indenture. Upon any such event of default, we may elect that for the first 180 days (or such lesser amount of time during which the event of default continues), the sole remedy be the payment of additional interest at an annual rate equal to 0.50%. In the event that such additional interest becomes payable because of our failure to timely file certain reports with the SEC and the trustee, the filing of such reports will cure the event of default and the interest rate will be reduced (so long as no other events of default then exist). If we elect to pay such additional interest and the event of default is not cured within the 180-day period, or if we do not make such an election to pay additional interest when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the Notes to be due and payable immediately.

Amortization recorded to interest expense pertaining to deferred issuance costs for the three months ended March 31, 2014 and 2013 was $0.3 million and $0.3 million, respectively.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

        The Indenture provides for customary events of default (subject in certain cases to grace and cure periods) including, without limitation, (i) the failure to pay amounts due under the Notes, (ii) the failure to deliver the shares of our Common Stock due upon conversion of any Note, (iii) our failure to comply with other agreements contained in the Indenture or in the Notes, (iv) payment defaults on, or acceleration of, other indebtedness, (v) the failure to pay certain judgments, and (vi) certain events of bankruptcy, insolvency or reorganization with respect to the Company. An event of default under the Indenture (other than an event of default related to certain events of bankruptcy, insolvency or reorganization) will allow either the trustee under the Indenture or the holders of at least 25% in aggregate principal amount of the then outstanding Notes to cause the acceleration of the Notes. An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company will automatically cause the acceleration of the Notes, subject to the Company’s right, as described above, to elect to pay additional interest as a sole remedy for a period of up to 180 days.

On July 16, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed this Form 10-Q with the trustee. In accordance with the terms of the Indenture, we had 60 days to cure such default. Such cure period expired on or about September 14, 2014, at which time the default became an event of default and gave the trustee and the holders of the Notes the right to exercise various remedies, including acceleration of the Notes. In accordance with the terms of the Indenture, we intend to notify the trustee, the paying agent and the holder(s) of the Notes, that we elect to pay additional interest on the Notes at a rate equal to 0.50% as the sole remedy available to the holders of the Notes for the 180-day period commencing on or about September 14, 2014. We will cure such event of default by filing this Form 10-Q with the SEC, which filing will, pursuant to the terms of the Indenture, also be deemed a filing with the trustee, at which point we will no longer be required to pay the additional interest on the Notes.

We are also delinquent in filing with the SEC our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “2014 Second Quarter Form 10-Q”), which was due to be filed with the SEC on August 11, 2014. On September 3, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed our 2014 Second Quarter Form 10-Q with the trustee. We will cure such default by the filing of the 2014 Second Quarter Form 10-Q with the SEC, which filing will, pursuant to the terms of the Indenture, also be deemed a filing with the trustee.

Because we have been delinquent in the filing of certain of our periodic financial reports with the SEC, since November 19, 2013, we have not been in compliance with the Nasdaq listing rule that requires us to timely file such reports with the SEC. On May 2, 2014, the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notified us that, due to our delay in filing with the SEC our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “2013 Third Quarter Form 10-Q”) and our 2013 Form 10-K, our common stock would be delisted unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). On May 15, 2014, Nasdaq advised us that the delayed filing of this Form 10-Q served as an additional basis for the delisting determination. On August 19, 2014, Nasdaq advised us that our delayed filing of the 2014 Second Quarter Form 10-Q served as a further basis for the delisting determination.

Upon receiving the May 2, 2014 notice from Nasdaq, we timely requested a hearing before a Panel, and the hearing was held on June 12, 2014. At the hearing, we presented a plan to regain compliance with the listing rule and requested an extension of time in which to do so Thereafter, on June 23, 2014, we filed with the SEC certain delinquent reports that included our 2013 Third Quarter Form 10-Q and 2013 Form 10-K. Following the filing with the SEC of this Form 10-Q, our failure to comply with the Nasdaq listing rule will be due solely to the delayed filing of our 2014 Second Quarter Form 10-Q.

On July 9, 2014, we received a letter from Nasdaq indicating that the Panel had determined to continue the listing of our common stock subject to the condition that, on or before September 12, 2014, we became current in our periodic filings with the SEC. The letter further indicated that we would also be required to demonstrate at such time that we are in compliance with all other requirements for continued listing on The Nasdaq Stock Market. The Panel indicated that in the event we were unable to satisfy such conditions, our common stock would be delisted.

On September 5, 2014, following our request that the Panel extend the September 12th date, we were notified that the Panel had extended our date to become current in our periodic filings with the SEC to November 13, 2014. With the filing of this Form 10-Q and our 2014 Second Quarter Form 10-Q, we will become fully current with respect to our periodic filing obligations with the SEC on or before the November 13, 2014 date specified by the Panel.

As of March 31, 2014, the estimated fair value of our Notes was approximately $210.8 million. The fair value of the Notes was estimated using market prices of the Notes, which are based on Level 2 inputs (i.e. inputs, other than the quoted prices in active markets that are observable either directly or indirectly).

Senior Secured Revolving Credit Facility

On December 21, 2012, we entered into a credit agreement (the “Credit Facility Agreement”) establishing a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders and Bank of America, N.A., as administrative agent and lender, that provides for an aggregate loan amount of up to $150 million. The Credit Facility is expected to mature on December 21, 2016, but may mature on September 14, 2015 if beginning on June 15, 2015 we do not have available liquidity (domestic cash and investments, plus availability under the Credit Facility) of $25 million in excess of the amount required to repay our Notes of $200 million in full. If we satisfy this requirement between June 15, 2015 and September 14, 2015, but fail to do so after September 15, 2015 and prior to December 15, 2015, the maturity date is the date on which the requirement is no longer satisfied.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Credit Facility includes a sublimit of up to $25 million for the issuance of standby letters of credit and a swingline facility of up to $15 million, to be used, among other things, to fund our working capital needs, to fund capital expenditures and for other general corporate purposes (including acquisitions), stock repurchases and any partial refinancing of our Notes. We may from time to time request an increase to the Credit Facility by an amount of up to $50 million, which increase would be subject to the consent of the lender or lenders (if any) assuming the increased obligations.

Borrowings under the Credit Facility bear interest at either (i) the base rate, which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% and (c) the London Interbank Offered Rate ("LIBOR") for a one month interest period plus 1.00% or (ii) LIBOR plus the applicable margin. The applicable margin ranges are from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, and depends on the Company’s total leverage ratio (as defined in the Credit Facility Agreement). Interest is payable quarterly. No amounts were drawn down under this Credit Facility as of March 31, 2014.

Our obligations under the Credit Facility are guaranteed by Net Optics, Inc., Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., all of which are wholly owned domestic subsidiaries of Ixia, by Net Optics IL, LLC, which is a wholly owned domestic subsidiary of Net Optics,, and by any future domestic or foreign subsidiaries of Ixia or such guarantors, provided that no foreign subsidiary will be required to become a guarantor to the extent the guaranty would result in a material adverse tax consequence to the Company. The Credit Facility is secured by a first priority security interest in substantially all existing and after acquired tangible and intangible personal property of Ixia and of the guarantors and by the pledge by Ixia and by the guarantors of all outstanding equity securities of their respective domestic subsidiaries and 65% of the outstanding equity securities of directly owned foreign subsidiaries.

Amortization recorded to interest expense pertaining to deferred issuance costs for the three months ended March 31, 2014 and 2013 was $58,000 and $68,000, respectively.

We are required to pay a commitment fee on the unused portion of the Credit Facility of up to a maximum of $450,000 or 0.30% depending on the Company’s total leverage ratio.

The Credit Facility Agreement requires the Company to comply with certain covenants, including maintaining (i) an interest coverage ratio (as defined in the Credit Facility Agreement) of greater than 3.50 to 1.00, measured quarterly on a trailing twelve months basis and (ii) a maximum leverage ratio (as defined in the Credit Facility Agreement) of not greater than 3.50 to 1.00 through June 30, 2014 and 3.00 to 1.00 thereafter, measured quarterly on a trailing twelve months basis. The Credit Facility Agreement also requires us to timely provide certain periodic financial statements to the lenders. In connection with the delayed delivery to the lenders of our financial statements for the quarters ended September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 and of our audited financial statements for the fiscal year ended December 31, 2013, we entered into agreements with the lenders that amended the Credit Facility Agreement to extend the dates for such deliveries. As of the date of the filing of this Form 10-Q, we have completed all such deliveries other than the delivery of our financial statements for the quarter ended June 30, 2014. The lenders’ waiver of that late delivery expired on August 29, 2014, as discussed in more detail below.

On May 15, 2014, we entered into an amendment and waiver agreement with the lenders that included a waiver from the lenders of any breach of the Credit Facility Agreement (which requires us to comply with the Indenture governing our Notes) arising out of our failure to comply with the covenant in the Indenture that requires us to timely file with the trustee this Form 10-Q. This waiver is only effective as long as (i) no event of default occurs under the Indenture due to our failure to complete any necessary remedial action in respect of the delayed filing within 60 days of receipt of notice from either the trustee under the Indenture or the holders of 25% of the aggregate principal amount of our Notes demanding such remedial action (such a notice was received by the Company from the trustee on or about July 16, 2014) and (ii) no delisting of our common stock from the Nasdaq Global Select Market occurs. This waiver expired on or about September 14, 2014 in connection with the occurrence of an event of default under our Indenture as described above.

Under an amendment to the Credit Facility Agreement dated June 27, 2014, the date for delivery of our financial statements for the quarter ended June 30, 2014 was extended to August 29, 2014. We did not, however, deliver the financial statements on or before that date. On August 29, 2014, the administrative agent provided us with notice that we were in default under the Credit Facility Agreement because we had not timely provided the administrative agent with our financial statements for the quarter ended June 30, 2014 and a related compliance certificate and because we were in default under the Indenture for failing to timely file this Form 10-Q with the trustee. The administrative agent’s notice expressly reserved the rights of the administrative agent and the lenders to exercise their respective rights, powers, privileges and remedies in connection with such event or events of default. Due to the occurrence of such event or events of defaults, the Company is blocked from borrowing and obtaining letters of credit under the credit facility provided under the Credit Agreement. The administrative agent also has the right (with the consent of a majority of the lenders based on total credit exposure) or obligation (at the request of such a majority of the lenders) to terminate the Credit Facility Agreement, accelerate any amounts due thereunder and exercise all other available remedies. We do not have a contractual right to cure these defaults, and the defaults may be waived only with the consent of a majority of the lenders based on total credit exposure. As of the date of the filing of this Form 10-Q, no amounts are outstanding under the Credit Facility Agreement.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Credit Facility Agreement also provides for customary events of default (subject to grace and cure periods in certain cases) including, without limitation, (a) failure to pay (with no grace period for the nonpayment of principal); (b) defaults under other documents executed and delivered in connection with the Credit Facility Agreement; (c) bankruptcy or the commencement of insolvency proceedings, including the appointment of a receiver; (d) changes of control; and (e) failure to perform or observe covenants contained in the Credit Facility Agreement or related documents. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable, the Credit Facility Agreement may under circumstances be terminated, and the administrative agent and the lenders may exercise all other available remedies. An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company will automatically cause the acceleration of payment of the unpaid principal and accrued interest on all outstanding loans.

6.    Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of March 31, 2014 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$29,490	$35	$(12)	$29,513
Corporate debt securities	25,672	83	(3)	25,752
Total	$55,162	$118	$(15)	$55,265

Investments in marketable securities as of December 31, 2013 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$31,717	$26	$(1)	31,742
Corporate debt securities	19,720	56	(11)	19,765
Total	$51,437	$82	$(12)	$51,507

As of March 31, 2014 and December 31, 2013, our available-for-sale securities had a weighted remaining contractual maturity of 1.56 and 1.87 years, respectively. For the three months ended March 31, 2014 and 2013, gross realized gains and gross realized losses were not significant. See Note 8 for information on the unrealized holding gains (losses) on available-for-sale securities reclassified out of accumulated other comprehensive (loss) income into the condensed consolidated statements of operations.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of our investments at March 31, 2014, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$8,875	$8,884
Due within 1-2 years	32,583	32,642
Due within 2-5 years	13,704	13,739
Total	$55,162	$55,265

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2014	2013

Raw materials	$7,459	$7,468
Work in process	15,186	15,166
Finished goods	21,227	24,502
	$43,872	$47,136

Accrued expenses and other

As of March 31, 2014 and December 31, 2013, accrued vacation totaled $8.7 million and $9.3 million, respectively.

7.    Goodwill and Other Intangible Assets

The following table presents the activity for our goodwill (in thousands):

Balance at December 31, 2013	$338,836
Other	378
Balance at March 31, 2014	$339,214

During the first quarter of 2014, we identified measurement period adjustments to previous purchase accounting estimates for the December 5, 2013 acquisition of Net Optics, which were retrospectively adjusted to the acquisition date. The differences from estimated values resulted from our updated preliminary assessment of the tax basis of certain intangible assets and the finalization of the Net Optics’ net working capital adjustment. These adjustments resulted in a decrease to goodwill of $32.9 million and are reflected in the December 31, 2013 goodwill balance in the above table. See Note 3 for additional information.

We have not had any historical goodwill impairment charges.

The following table presents our purchased intangible assets (in thousands) as of March 31, 2014:

	Weighted Average
	Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.5	$185,665	$(88,822)	$96,843
Customer relationships	6.0	71,700	(31,918)	39,782
Service agreements	6.2	36,200	(10,877)	25,323
Non-compete agreements	4.1	9,000	(3,095)	5,905
Trademark	5.1	11,300	(3,558)	7,742
Other	3.8	4,341	(1,204)	3,137
		$318,206	$(139,474)	$178,732

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents our purchased intangible assets (in thousands) as of December 31, 2013:

	Weighted Average
	Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.5	$184,377	$(81,876)	$102,501
Customer relationships	6.0	71,700	(28,911)	42,789
Service agreements	6.2	36,200	(9,398)	26,802
Non-compete agreements	4.1	9,000	(2,545)	6,455
Trademark	5.1	11,300	(3,066)	8,234
Other	3.7	4,211	(1,043)	3,168
		$316,788	$(126,839)	$189,949

The estimated future amortization expense of purchased intangible assets as of March 31, 2014 is as follows (in thousands):

Remaining in 2014	$34,178
2015	42,233
2016	38,909
2017	31,757
2018	20,296
2019	7,368
Thereafter	3,991
$178,732

8.    Shareholders’ Equity

Share Cancellation

Certain of the Company’s performance-based equity awards include a forfeiture provision that provides for the forfeiture of the unvested portion of such equity awards in the event that the Company concludes that it is required to restate its previously issued financial statements to reflect a less favorable financial condition and/or less favorable results of operations. On April 2, 2013, the Company concluded to restate certain previously issued unaudited condensed consolidated financial statements, and, due to such forfeiture-provisions, we have for accounting purposes deemed such equity awards to have been automatically forfeited and subsequently re-granted. As a result, we recorded a reversal of stock-based compensation expenses for the deemed cancellation of $4.0 million during the quarter ended June 30, 2013. Stock-based compensation expenses for the deemed re-grants were $12,000 for the three months ended March 31, 2014.

On June 24, 2014, certain performance-based equity awards that, for accounting purposes, were deemed to have been automatically forfeited as a result of the aforementioned restatement were deemed to have been re-granted. As a result, we expect to record additional stock-based compensation expense related to these deemed re-grants of approximately $484,000 in the 2014 second quarter.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive (Loss) Income

The following table summarizes, as of each balance sheet date, the changes in our accumulated other comprehensive (loss) income, by component, net of income taxes (in thousands):

	Gains and Losses on Available-for- Sale Securities (a)	Foreign Currency Items (a)	Total
Beginning balance, December 31, 2013	$42	$(419)	$(377)
Other comprehensive (loss) income before reclassifications	45	135	180
Amounts reclassified from accumulated other comprehensive (loss) income (b)	(11)	-	(11)
Net current-period other comprehensive (loss) income	34	135	169
Ending balance, March 31, 2014	$76	$(284)	$(208)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.
(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the condensed consolidated statements of operations.

Amounts reclassified from Accumulated other comprehensive (loss) income, net to Net (loss) income for realized gains or losses on Available-for-sale securities are recorded in Interest income and other, net.

9.    (Loss) Earnings Per Share

Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) earnings per common share is computed by giving effect to all potential dilutive common shares, including stock awards.

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three months ended
	March 31,
	2014	2013
Basic presentation:
Numerator for basic (loss) earnings per share:
Net (loss) income	$(19,472)	$7,820
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding	76,951	74,718

Basic (loss) earnings per share	$(0.25)	$0.10

Diluted presentation:
Numerator for diluted (loss) earnings per share:
Net (loss) income	$(19,472)	$7,820
Interest expense on convertible senior notes, net of tax	—	—
Net (loss) income used for diluted (loss) earnings per share	$(19,472)	$7,820

Denominator for dilutive (loss) earnings per share:
Weighted average common shares outstanding	76,951	74,718
Effect of dilutive securities:
Stock options and other share-based awards	—	2,201
Convertible senior notes	—	—
Dilutive potential common shares	76,951	76,919

Diluted (loss) earnings per share	$(0.25)	$0.10

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The diluted (loss) earnings per share computation for the three months ended March 31, 2014 and 2013 excludes (i) the weighted average number of shares underlying our outstanding 3.00% Convertible Senior Notes due December 15, 2015 of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic (loss) earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 3.9 million shares and 1.3 million shares, respectively, which are anti-dilutive because, in general, the exercise prices of these awards (to the extent such awards have exercise prices) exceeds the average closing sales price per share of our common stock during the applicable period or were anti-dilutive because the Company reported a net loss for the applicable period.

10.    Concentrations

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

	Three months ended March 31,
	2014	2013
Network Test Solutions	$89,525	$95,117
Network Visibility Solutions	24,208	26,342
	$113,733	$121,459

Significant Customers

The following customers accounted for more than 10% of total revenue for the three months ended March 31, 2014 in the case of Customer B, and March 31, 2013, in the case of Customers A and B:

	Three months ended
	March 31,
	2014	2013

Customer A	*	18.6%

Customer B	10.3%	11.5%

* Less than 10%

As of March 31, 2014 and December 31, 2013, the percentage of total receivables for Customer A was below 10% and for Customer B was as follows:

	March 31, 2014	December 31, 2013

Customer B	12.0%	*

* Less than 10%

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

International Data

For the three months ended March 31, 2014 and 2013, the percentages of total revenues consisting of international revenues based on customer location consisted of the following:

	Three months ended
	March 31,
	2014	2013

International revenues	41.0%	37.8%

Within international revenues disclosed above, the percentage of total revenues from product shipments to Japan for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31,
	2014	2013

Japan	11.4%	12.4%

As of March 31, 2014 and December 31, 2013, our property and equipment, net were geographically located as follows (in thousands):

	March 31, 2014	December 31, 2013
United States	$23,312	$22,614
India	4,962	5,300
Romania	4,891	4,715
Other	3,314	3,303
Total	$36,479	$35,932

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

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial assets carried at fair value as of March 31, 2014 and December 31, 2013 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2014				December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$290	$290	$—	$—	$30	$30	$—	$—
Corporate debt securities	3,999	—	3,999	—	5,898	—	5,898	—
Short-term investments:
U.S. Treasury, government and agency debt securities	29,513	—	29,513	—	31,742	—	31,742	—
Corporate debt securities	25,752	—	25,752	—	19,765	—	19,765	—
Total financial assets	$59,554	$290	$59,264	$—	$57,435	$30	$57,405	$—

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

To estimate the fair value of our money market funds, U.S. treasury, government and agency debt securities and corporate debt securities, we use the estimated fair value shown in our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

There were no transfers of assets between levels within the fair value hierarchy for the three months ended March 31, 2014 and there were no Level 3 assets held at March 31, 2014.

12.  Commitments and Contingencies

Securities Class Action

On November 14, 2013, a purported securities class action complaint captioned Felix Santore v. Ixia, Victor Alston, Atul Bhatnagar, Thomas B. Miller, and Errol Ginsberg was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Central District of California. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from April 10, 2010 through October 14, 2013. The complaint alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and misleading statements concerning the Company’s recognition of revenues related to its warranty and software maintenance contracts and the academic credentials and employment history of the Company’s former President and Chief Executive Officer, Vic Alston. The complaint also alleges that the defendants made false and misleading statements, and failed to make certain disclosures, regarding the Company’s business, operations and prospects, including regarding the financial statements and internal financial controls that were the subject of the Company’s April 2013 restatement of certain of its prior period financial statements. The complaint alleges that the Company lacked adequate internal financial controls and issued materially false and misleading financial statements for the fiscal years ended December 31, 2010 and 2011, and the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. The complaint, which purports to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On January 14, 2014, four sets of plaintiffs filed motions for appointment of lead plaintiff. On March 24, 2014, the court issued a minute order appointing Oklahoma Firefighters Pension & Retirement System and Oklahoma Law Enforcement Retirement System (the “Oklahoma Group”) as lead Plaintiffs.

On June 11, 2014, the Oklahoma Group filed an amended complaint, asserting claims against the same defendants under the same legal theories as were set forth in the initial complaint. The amended complaint also contains allegations that certain of the individual defendants increased their trading in the Company’s stock during February, March, April and May of 2011 and during February and March of 2013, and that the defendants sought to inflate the Company’s reported deferred revenues during the period of February 4, 2011 through April 3, 2013 (the "Class Period"). The amended complaint purports to be brought on behalf of purchasers of the Company’s securities.

On July 18, 2014, all named defendants moved to dismiss count I of the amended complaint, which purports to assert a claim against all named defendants for violation of Section 10(b) of the Exchange Act and its implementing regulation, Rule 10b-5. Additionally, the individual defendants separately filed motions to dismiss count II of the amended complaint, which purports to assert a claim for violation of Section 20(a) of the Exchange Act against only the individual defendants, as well as advancing certain additional arguments in support of dismissing count I against the individual defendants. The Oklahoma Group’s omnibus opposition to the July 18, 2014 motions to dismiss was filed on August 18, 2014, while the defendants’ replies were filed on September 8, 2014. A hearing on the motions to dismiss is scheduled for October 6, 2014.

Although the Company denies the material allegations of the amended complaint and intends to vigorously pursue its defenses, we are in the very early stages of this litigation, and are unable to predict the outcome of the case or to estimate the amount of or potential range of loss with respect to this case. However, the ultimate disposition of the case could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Shareholder Derivative Actions

Two derivative actions by purported shareholders of the Company, which were recently consolidated into one action, are pending in the U.S. District Court for the Central District of California. The lawsuits are captioned (i) Erie County Employees' Retirement System, Derivatively on Behalf of Nominal Defendant IXIA v. Victor Alston, Errol Ginsberg, Laurent Asscher, Jonathan Fram, Gail Hamilton, Jon Rager, Atul Bhatnagar, and Thomas B. Miller, defendants, and Ixia, nominal defendant and (ii) Colleen Witmer, derivatively on behalf of Ixia v. Victor Alston, Atul Bhatnagar, Thomas B. Miller, Errol Ginsberg, Jonathan Fram, Laurent Asscher, Gail Hamilton, Jon F. Rager, Christopher Lee Williams, Alan Grahame, Raymond De Graaf, Walker H. Colston II, and Ronald W. Buckly, defendants, and Ixia, nominal defendant. The consolidated action is now captioned In re Ixia Shareholder Derivative Litigation. The Erie County and Witmer actions were previously filed in the Superior Court of the State of California in January 2014 and February 2014, respectively, but were subsequently dismissed and thereafter refiled in the U.S. District Court in May 2014.

Pursuant to a scheduling order issued by the District Court, on September 2, 2014, the two plaintiffs filed a consolidated complaint. The complaint includes many allegations similar to those made in the purported class action complaint described above. Among other things, the complaint alleges that some or all (depending upon the claim) of the defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading financial statements, ignoring problems with the Company’s financial controls, making stock sales on the basis of material, non-public information, and violating the Company’s code of conduct. As relief, among other things, the complaint seeks an unspecified amount of monetary damages, disgorgement and restitution of stock sale proceeds and an award under California Corporations Code Sections 24502 and 25502.5, as well as unspecified equitable relief and declaratory relief.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company, on whose behalf the derivative action claims have purportedly been brought, intends to move to dismiss the consolidated complaint on the grounds that the derivative plaintiffs did not file the claims in accordance with applicable laws governing the filing of derivative actions. As we are in the very early stages of this litigation, we are unable to predict the outcome of the litigation or to estimate the amount of or potential range of loss with respect to the consolidated complaint.

SEC Investigation

In July 2014, the Staff of the SEC’s Division of Enforcement requested that the Company produce certain documents and information in connection with an investigation of the Company. Based on the documents requested by the Staff, the Company believes that the investigation relates to the matters addressed by (i) the previously disclosed accounting-related investigation conducted by the Audit Committee of the Company’s Board of Directors (the “Board”) that was completed in February 2014 and (ii) a separate internal investigation conducted by a Special Committee of the Board of stock sales during February and March 2013 by then current executive officers and directors of the Company. The Special Committee, which completed its investigation in June 2014, did not find with respect to such sales that there had been any insider trading based upon material non-public information. The Special Committee, however, made no finding with respect to the Company's former President and Chief Executive Officer, Victor Alston, because he declined to be interviewed by the Special Committee's counsel (both the Special Committee and the Audit Committee were assisted by independent counsel in their investigations). The Company is cooperating fully with the Staff in this matter. The Company cannot predict the duration, scope or outcome of the Staff’s investigation.

13. Income Taxes

The Company accounts for its provision for income taxes in accordance with Accounting Standard Codification (“ASC”) 740, Income Taxes. In accordance with ASC 740, the Company uses an estimate of its annual effective rate for the full fiscal year in computing the year-to-date provision for income taxes for the interim periods, including federal, foreign, state and local income taxes.

During the first quarter of 2014, a measurement period adjustment was recorded to finalize the previous purchase accounting estimates resulting from the update to the tax basis of certain intangible assets for the December 5, 2013 acquisition of Net Optics (See Note 3 for additional information). The differences from estimated values resulted in an increase to deferred tax assets of $26.9 million, and a corresponding decrease to goodwill, which were retrospectively adjusted to the acquisition date (i.e., December 5, 2013).

As of March 31, 2014 and December 31, 2013, current deferred tax assets totaled $14.3 million and $14.0 million, respectively, and were included within the Prepaid expenses and other current assets line item on our condensed consolidated balance sheets. As of March 31, 2014 and December 31, 2013, long-term deferred tax assets totaled $7.0 million and $19.8 million, respectively, and were included within the Other assets line item on our condensed consolidated balance sheets. The reduction in long-term deferred tax assets in the first quarter of 2014 was due to the inter-company transfer of intellectual property to a foreign jurisdiction.  There were no current deferred tax liabilities at March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, long-term deferred tax liabilities totaled $1.4 million and were included within the Other liabilities line item on our condensed consolidated balance sheets.

14. Subsequent Events

On August 1, 2014, the Company committed to and implemented a company-wide restructuring initiative to better align the Company’s operating costs with its business opportunities. The restructuring plan includes the elimination of approximately 5% to 6% of the Company’s worldwide employee base as of June 30, 2014, the rationalization of certain facility costs, and the reduction of other discretionary costs. The Company estimates that the total cost of the restructuring will be approximately $3.5 million to $4.5 million in pre-tax charges primarily for employee severance and related costs, and is expected to be substantially completed in the third quarter of 2014.

On August 21, 2014, the Company announced that its Board of Directors (the “Board”) has appointed Bethany Mayer as the Company’s President and Chief Executive Officer and as a member of the Board effective the day after the Company becomes current in making its periodic filings with the SEC.

Ms. Mayer will be paid an annual base salary of $650,000 and a guaranteed cash bonus for 2014 of $500,000. The Company will also pay to Ms. Mayer, who as of the date of the filing of this Form 10-Q is the senior vice president and general manager of the Network Functions Virtualization business of Hewlett-Packard Company (“HP”), an additional cash bonus in an amount equal to the in-the-money value of her unvested HP equity awards that would have vested between the termination date of her employment at HP and December 31, 2014 had she remained with HP. The amount of this additional cash bonus, which will paid within five calendar days following the commencement of her employment with the Company, will be calculated based on the closing sales price of a share of HP common stock on the termination date of Ms. Mayer’s employment with HP. Based on the closing sales price of HP common stock on August 20, 2014, the Company estimates that the bonus will be in the amount of approximately $2,400,000. If Ms. Mayer’s employment with the Company terminates prior to October 1, 2015, under certain circumstances, then she will be required to repay a pro rata portion of such bonus based on the number of months of Ms. Mayer’s service to the Company.

Within 30 days after the commencement of Ms. Mayer’s employment with the Company, Ms. Mayer will also be granted, pursuant to the Company’s Second Amended and Restated 2008 Equity Incentive Plan and subject to the approval of the Compensation Committee of the Company’s Board of Directors, non-statutory stock options (“NSOs”) to purchase 700,000 shares of the Company’s common stock. Additionally, the Company expects to grant to Ms. Mayer in 2015 an annual equity incentive award in the range of from 300,000 to 400,000 option equivalents.

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

Our cash, cash equivalents and investments in the aggregate increased by $6.0 million to $91.7 million from the $85.7 million reported at December 31, 2013. Total revenues decreased 6.4% to $113.7 million during the 2014 first quarter from $121.5 million during the 2013 first quarter due mostly to lower shipments of our legacy network visibility products in the U.S., partially offset by revenues associated with the acquisition of Net Optics in December 2013. While we remain confident in our competitive position and our opportunities for long-term growth in both network test and visibility, we believe that there continue to be some concerns that are creating uncertainty in the market, such as the capital spending plans of large service providers and equipment manufacturers. This uncertainty may adversely impact our sales, results of operations and financial position over the near term.

Acquisition of Net Optics, Inc. On December 5, 2013, we completed our acquisition of all of the outstanding shares of common stock and other equity interests of Net Optics, Inc. (“Net Optics”). The aggregate cash consideration paid totaled $187.7 million, or $185.7 million net of Net Optics’ existing cash and investment balances at the time of the acquisition. The aggregate purchase price reflects certain finalized post-closing adjustments, related to the final determination of the Net Optics’ closing working capital under the purchase agreement. The acquisition was funded from our existing cash and sale of investments. Net Optics is a leading provider of total application and network visibility solutions. The acquisition of Net Optics solidifies our position as a market leader with a comprehensive product offering that includes network packet brokers, comprehensive physical and virtual taps and application aware capabilities. Additionally, the acquisition has expanded our product portfolio, strengthens our service provider and enterprise customer base and broadens our sales channel and partner programs. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Net Optics’ net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction. The results of operations of Net Optics have been included in our condensed consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q for additional information regarding the Net Optics acquisition.

 Revenues. Our revenues are principally derived from the sale and support of our test and visibility systems.

Our network test hardware products primarily consist of traffic generation and analysis hardware platforms containing multi-slot chassis and interface cards.  Our primary network test hardware platform is enabled by our operating system software that is essential to the functionality of the hardware platform. Sales of our network visibility hardware products typically include an integrated, purpose-built hardware appliance with essential proprietary software.  Our software products consist of a comprehensive suite of technology-specific applications for certain of our network test hardware platforms.  Our software products are typically installed on and work with these hardware products to further enhance the core functionality of the overall network test system, although some of our software products can be operated independently from our network test platforms.

Our service revenues primarily consist of technical support, warranty and software maintenance services revenues related to our network test and visibility hardware and software products. Most of our products include up to one year of these services with the initial product purchase, and our customers may separately purchase extended services for annual or multi-year periods. Our technical support, warranty and software maintenance services include assistance with the set-up, configuration and operation of our products, repair or replacement of defective products, bug fixes, and unspecified when and if available software upgrades. For certain network test products, our technical support and software maintenance service revenues also include our Application and Threat Intelligence (ATI) service, which provides a comprehensive suite of application protocols, software updates and technical support. Our ATI service provides full access to the latest security attacks and application updates for use in real-world test and assessment scenarios. Our customers may purchase the ATI service for annual or multi-year periods. Service revenues also include training and other professional services revenues.

Sales to our two largest customers, AT&T and Cisco Systems, accounted for $18.3 million, or 16.1% and $36.6 million, or 30.1% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect to continue to have some customer concentration with network equipment manufacturers for the foreseeable future, we expect to continue to see further declines as a percentage of total revenues from sales to such customers, which will be mitigated by selling our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2013 acquisition of Net Optics will continue to further diversify our customer base.

From a geographic perspective, we generated revenues from shipments to international locations of $46.7 million, or 41.0%, and $46.0 million, or 37.8%, of our total revenues for the three months ended March 31, 2014 and 2013, respectively. The increase in the percentage of our revenues from shipments to international locations was primarily due to lower shipments to service providers in the U.S. during the three months ended March 31, 2014. Total revenues from product shipments to Japan were $12.9 million, or 11.4%, and $15.1 million, or 12.4%, of our total revenue for the three months ended March 31, 2014 and 2013, respectively.

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on the estimated fair values for accounting purposes on the grant date. For the three months ended March 31, 2014 and 2013, stock-based compensation expense was $4.8 million and $6.9 million, respectively. The decrease in stock-based compensation expense in the three months ended March 31, 2014 as compared to the same period in 2013 was primarily a result of fewer awards granted during the fourth quarter of 2013 and no awards granted during the first quarter of 2014 as compared to the respective prior periods. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2014 through 2018 related to unvested share-based awards as of March 31, 2014 was approximately $20.0 million. To the extent that we grant additional share-based awards, future expense will increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes cost of materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California; Austin, Texas; and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services, and cost of extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $8.1 million and $6.5 million for the three months ended March 31, 2014 and 2013, respectively, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related, and restructuring costs discussed below, to increase slightly in the 2014 second quarter and then to decrease for the remainder of 2014 when compared to the first half of 2014 as a result of the company-wide restructuring announced in August 2014.

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

●

General and administrative expenses consist primarily of salaries and related expenses for certain executive, finance, legal, human resources, information technology and administrative personnel, as well as professional fees (e.g., legal and accounting), facility costs related to our corporate headquarters, insurance costs, and other general corporate expenses.

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

●

Restructuring expenses consist primarily of employee severance costs and other related charges, as well as facility-related charges to exit certain locations. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q. We expect to record additional restructuring expenses in the third and fourth quarters of 2014 of between approximately $3.5 million and $4.5 million related to the company-wide restructuring initiative announced in August 2014. See Note 14 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net. Our interest income and other, net represents interest on cash and a variety of securities, including money market funds, U.S. Treasury, government and government agency debt securities, corporate debt securities and auction rate securities, realized gains/losses on the sale of investment securities, certain foreign currency gains and losses, and other non-operating items.

Interest Expense. Our interest expense consists of interest due to the holders of our 3.00% Convertible Senior Notes due December 15, 2015, in the aggregate principal amount of $200 million that were issued in December 2010 as well as the amortization of the associated debt issuance costs. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

Income tax. Our income tax is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and changes to valuation allowance set against certain deferred tax assets. We reevaluate the judgments surrounding our estimates and make adjustments as appropriate each reporting period.

Our effective tax rate differs from the federal statutory rate of 35% due primarily to benefits associated with the differential in tax rates for certain foreign operations, state taxes, and significant permanent differences. Significant permanent differences arise primarily due to research and development credits and certain stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation expense on grants to foreign employees, offset by tax benefits from disqualifying dispositions, intercompany royalties and amortization. Federal research credits were not available to be recorded in our Annual Report on Form 10-K for the year ended December 31, 2012. During the 2013 first quarter, the federal research credit was retroactively renewed for 2012, and such benefits for the 2012 fiscal year were recorded at that time. The federal research credit expired on December 31, 2013, and is therefore not available to be recorded in our 2014 financial statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements included in this Form 10-Q which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete or excess inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets, goodwill and marketable securities, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates has significantly changed from those reflected in our 2013 Form 10-K. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three months ended
	March 31,
	2014	2013

Revenues:
Products	71.4%	78.6%
Services	28.6	21.4
Total revenues	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues – products (2)	22.3	17.6
Cost of revenues – services	3.5	2.5
Research and development	26.4	24.5
Sales and marketing	34.1	28.9
General and administrative	15.7	9.9
Amortization of intangible assets	11.1	8.3
Acquisition and other related	1.7	1.0
Restructuring	3.1	0.1
Total costs and operating expenses	117.9	92.8

(Loss) income from operations	(17.9)	7.2
Interest income and other, net	0.3	0.2
Interest expense	(1.7)	(1.6)
(Loss) income before income taxes	(19.3)	5.8
Income tax benefit	(2.3)	(0.7)
Net (loss) income	(17.0)%	6.5%

(1) Stock-based compensation included in:
Cost of revenues – products	0.0%	0.1%
Cost of revenues – services	0.0	0.0
Research and development	1.7	2.0
Sales and marketing	1.7	1.7
General and administrative	0.8	1.8

(2) Cost of revenues – products excludes amortization of intangible assets, related to product lines and purchased technologies of $8.1 million and $6.5 million for the three months ended March 31, 2014 and 2013, respectively, which is included in Amortization of intangible assets.

Comparison of Three Months Ended March 31, 2014 and 2013

As result of our acquisition of Net Optics in the fourth quarter of 2013, our 2014 results of operations include the financial results of Net Optics from its acquisition date. To assist the readers of our financial statements in reviewing our year-over-year consolidated operating results, we have included the impacts of this acquisition for the applicable periods in the related statement of operations sections below.

Revenues. In the first quarter of 2014, total revenues decreased 6.4% to $113.7 million from the $121.5 million recorded in the first quarter of 2013. The first quarter of 2014 included revenues of $10.6 million related to the 2013 acquisition of Net Optics. Excluding the revenues of Net Optics, total revenues decreased by $18.3 million, or 15.1%, to $103.2 million in the first quarter of 2014 from $121.5 million in the first quarter of 2013. The year-over-year decrease was primarily due to lower shipments to U.S. customers, which was attributable to a $19.7 million decrease in shipments of our hardware products (primarily our network visibility Net Tool Optimizer product, and to a lesser extent, our core network test Gigabit and 10 Gigabit Ethernet interface cards), partially offset by a $6.6 million increase in revenues recognized on technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 25.8% in the first quarter of 2014 from 20.1% in the first quarter of 2013. The increase in our total cost of revenues as a percentage of total revenues was primarily due to the increase in our cost of product revenues as a percentage of total revenues, which was 22.3% in the first quarter of 2014 as compared to 17.6% in the first quarter of 2013. The increase in cost of product revenues as a percentage of total revenues was primarily driven by larger year-over-year percentage increases in charges for excess inventory and higher material-related costs relative to the sales price for certain products.

Research and Development Expenses. In the first quarter of 2014, research and development expenses increased 1.1% to $30.0 million from $29.7 million in the first quarter of 2013. Research and development expenses attributable to Net Optics were approximately $3.5 million for the first quarter of 2014. Research and development costs included stock-based compensation expense of $1.9 million and $2.4 million during the first quarters of 2014 and 2013, respectively.

Excluding the activities of Net Optics and stock-based compensation, research and development expenses in the first quarter of 2014 decreased 10.5% to $24.7 million compared to $27.3 million in the first quarter of 2013. This decrease was primarily due to decreases in compensation and related employee costs of $1.5 million and a reduction in costs related to the development of prototypes. The decrease in compensation and related employee costs was primarily a result of a reduction in headcount from the restructuring activities that occurred during the fourth quarter of 2013.

Sales and Marketing Expenses. In the first quarter of 2014, sales and marketing expenses increased 10.8% to $38.8 million from $35.0 million in the first quarter of 2013. Sales and marketing expenses attributable to Net Optics were approximately $3.2 million for the first quarter of 2014. Sales and marketing costs included stock-based compensation expense of $1.9 million and $2.0 million for the first quarter of 2014 and 2013, respectively.

Excluding the activities of Net Optics and stock-based compensation, sales and marketing expenses in the first quarter of 2014 increased 2.1% to $33.7 million compared to $33.0 million in the first quarter of 2013. This increase was primarily due to an increase in net compensation and related employee costs, including travel, of $1.1 million. These increases were partially offset by a decrease in depreciation expense related to demonstration equipment. The increase in compensation and related employee costs was primarily due to increased headcount in sales and marketing personnel.

General and Administrative Expenses. In the first quarter of 2014, general and administrative expenses increased 48.3% to $17.9 million from $12.1 million in the first quarter of 2013. General and administrative expenses attributable to Net Optics were approximately $1.4 million for the first quarter of 2014. General and administrative expenses included stock-based compensation expense of $0.9 million and $2.2 million for the first quarters of 2014 and 2013, respectively.

Our general and administrative expenditures in the first quarter of 2014 included charges of $5.2 million related to (i) internal investigations and related remediation efforts, (ii) the restatement of our financial statements for the first quarter of 2013 and for the three and six months ended June 30, 2013, and (iii) the securities class action against the company and certain of its current and former officers and directors as well as shareholder derivative actions. These costs consisted primarily of legal and accounting costs and expenses, recruiting and consulting expenses, severance and retention costs, and related expenses.

Our general and administrative expenditures in the first quarter of 2013 included $1.2 million of proceeds realized from the settlement of a legal matter partially offset by $1.0 million in costs related to the April 2013 restatement of certain of our previously filed financial statements.

Excluding the activities of Net Optics, stock-based compensation and the other charges noted above, general and administrative expenses in the first quarter of 2014 increased 1.8% to $10.4 million compared to $10.2 million in the first quarter of 2013. This increase was primarily due to an increase in net compensation and related employee costs of approximately $302,000. The increase in compensation and other related costs was primarily due to an increase in general and administrative headcount.

Amortization of Intangible Assets. In the first quarter of 2014, amortization of intangible assets increased to $12.6 million from $10.1 million in the first quarter of 2013. This increase was primarily due to the incremental amortization of intangibles related to our 2013 acquisition of Net Optics.

Acquisition and Other Related Expenses. In the first quarter of 2014, acquisition and other related expenses increased 51.9% to $1.9 million from $1.3 million in the first quarter of 2013.  This increase was primarily related to acquisition costs incurred in connection with the purchase of Net Optics that continued into the first quarter of 2014. Acquisition and other related costs primarily consisted of transaction and integration-related costs such as professional fees for legal, accounting and tax services, integration-related consulting fees, certain employee, facility and infrastructure costs, and other acquisition-related costs.

Restructuring. Restructuring expenses were $3.6 million for the first quarter of 2014 and $58,000 for the first quarter of 2013. Restructuring costs were primarily related to one-time expenses for employee termination benefits consisting of severance and other related costs and costs required to terminate our Net Optics-related lease in Israel. The Net Optics restructuring was initiated during the first quarter of 2014 and is expected to be substantially completed during the second quarter of 2014. The restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development teams in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force.

Interest Income and Other, Net. Interest income and other, net increased to approximately $337,000 in the first quarter of 2014 from approximately $207,000 in the first quarter of 2013. The increase was primarily a result of a decrease in foreign currency translation gains.

Interest Expense. Interest expense, including the amortization of debt issuance costs, was $1.9 million for the first quarter of 2014 and $1.9 million for the first quarter of 2013. Interest expense relates to our convertible senior notes, which were issued in December 2010, as well as the amortization of deferred issuance costs and commitment fees related to our credit facility which we established in December 2012. For additional information, see Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

Income Tax. Income tax benefit was $2.6 million, or an effective rate of (12.0%), for the first quarter of 2014 as compared to an income tax benefit of $788,000, or an effective rate of (11.2%), for the first quarter of 2013. The higher effective tax rate for the three months ended March 31, 2014 when compared to the same period in 2013 was primarily a result of the federal research and development credit not being renewed for 2014 and significant permanent adjustments related to inter-company royalties and amortization.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments increased to $91.7 million as of March 31, 2014 from $85.7 million as of December 31, 2013 primarily due to $7.6 million in net cash provided by our operating activities and $1.1 million of proceeds from exercises of share-based awards, partially offset by an increase in net purchases of available for sale securities of $3.7 million and capital expenditures of $2.7 million.

Of our total cash, cash equivalents and short-term investments, $24.0 million and $25.3 million were held outside of the United States in various foreign subsidiaries as of March 31, 2014 and December 31, 2013, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of March 31, 2014.

The following table sets forth our summary cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Net cash provided by operating activities	$7,562	$26,586
Net cash used in investing activities	(6,448)	(17,107)
Net cash provided by financing activities	1,084	8,350

Cash Flows from Operating Activities

Net cash provided by operating activities was $7.6 million in the 2014 first quarter and $26.6 million in the first quarter of 2013. This decrease in cash flow generated from operations was primarily driven by a net loss of $19.5 million in the 2014 first quarter compared to net income of $7.8 million in the 2013 first quarter. The decrease in cash flow from operations was partially offset by a $6.8 million increase related to net working capital changes in the 2014 first quarter as compared to the 2013 first quarter. The working capital changes were due the timing of payments of accrued liabilities and an increase in deferred revenues in the 2014 first quarter as compared to the 2013 first quarter due to a higher volume of technical support, warranty and software maintenance contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.4 million in the first quarter of 2014 and $17.1 million in the first quarter of 2013. The decrease in net cash used in investing activities was primarily a result of lower net purchases of available for sale securities and lower purchases of property and equipment during the 2014 first quarter as compared to the 2013 first quarter.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.1 million in the first quarter of 2014 compared to $8.4 million in the first quarter of 2013. This decrease in cash provided by financing activities was primarily due to a $6.7 million decrease in proceeds from the exercise of share-based awards in the 2014 first quarter as compared to the same period in 2013.

We believe that our existing balances of cash and cash equivalents, investments, and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months.

Our Credit Facility, under which we currently are unable to borrow or obtain letters of credit (see discussion below), is expected to mature on December 21, 2016, but may mature on September 14, 2015 if we do not have available liquidity (domestic cash and investments, plus availability under the Credit Facility) of $25 million in excess of the amount required to repay in full our 3.00% Convertible Senior Notes due December 15, 2015 in the aggregate principal amount of $200 million (the “Notes”) beginning on June 15, 2015. If we satisfy this requirement between June 15, 2015 and September 14, 2015, but fail to do so after September 14, 2015 and prior to December 15, 2015, the maturity date is the date on which the requirement is no longer satisfied.

We have received extensions from the lenders under the Credit Facility in connection with the delayed delivery to the lenders of our financial statements for the quarters ended September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 and of our audited financial statements for the fiscal year ended December 31, 2013 and we entered into agreements with the lenders that amended the Credit Facility Agreement to extend the dates for such deliveries. As of the date of the filing of this Form 10-Q, we have completed all such deliveries other than the delivery of our financial statements for the quarter ended June 30, 2014. The lenders’ waiver of the late delivery of our 2014 second quarter financial statements expired on August 29, 2014, as discussed in more detail below.

Under an amendment to the Credit Facility Agreement dated June 27, 2014, the date for delivery of our financial statements for the quarter ended June 30, 2014 was extended to August 29, 2014. We did not, however, deliver the financial statements on or before that date. On August 29, 2014, the administrative agent provided us with notice that we were in default under the Credit Facility Agreement because we had not timely provided the administrative agent with our financial statements for the quarter ended June 30, 2014 and a related compliance certificate and because we were in default under the Indenture for failing to timely file this Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “2014 Second Quarter Form 10-Q”)` with the trustee. The administrative agent’s notice expressly reserved the rights of the administrative agent and the lenders to exercise their respective rights, powers, privileges and remedies in connection with such event or events of default. Due to the occurrence of such event or events of defaults, the Company is blocked from borrowing and obtaining letters of credit under the credit facility provided under the Credit Agreement. The administrative agent also has the right (with the consent of a majority of the lenders based on total credit exposure) or obligation (at the request of such a majority of the lenders) to terminate the Credit Facility Agreement, accelerate any amounts due thereunder and exercise all other available remedies. We do not have a contractual right to cure these defaults, and the defaults may be waived only with the consent of a majority of the lenders based on total credit exposure. As of the date of the filing of this Form 10-Q, no amounts are outstanding under the Credit Facility Agreement. See Note 5 to the condensed consolidated financial statements included herein.

To the extent that any breach of the Indenture resulting from our delayed filings with the SEC other than our 2014 Second Quarter Form 10-Q (i.e., the delayed filings of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “2013 Third Quarter Form 10-Q”), the 2013 Form 10-K, this Form 10-Q, and a Current Report on Form 8-K/A relating to our acquisition of Net Optics on December 5, 2013) may have constituted an event of default under the Credit Facility Agreement, we have obtained waivers from the lenders.

We may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in U.S. capital markets and the timely filing of our periodic reports with the SEC. Our failure to timely file our 2013 Third Quarter Form 10-Q, our 2013 Form 10-K, our Form 8-K/A, this Form 10-Q and our 2014 Second Quarter Form 10-Q with the SEC currently limits our ability to access the capital markets using short-form registration.

Our Notes were issued under an Indenture dated as of December 21, 2010 (the “Indenture”) that includes various default provisions, which, under certain circumstances, could result in the acceleration of our repayment obligations under the Notes and/or an increase for up to 180 days in the overall interest rate charged on the Notes. Under the Indenture, if we do not cure a default within 60 days after our receipt of such a notice and unless we obtain a waiver from the holders of more than 50% in aggregate principal amount of the Notes, an “event of default” would occur under the Indenture. Upon an event of default, we could, and would intend to, elect that for the first 180 days thereafter (or such lesser amount of time during which the event of default continues), the sole remedy would be the payment to the holders of the Notes of additional interest at an annual rate equal to 0.50%. If we elect to pay additional interest and the event of default is not cured within 180 days, or if we do not make such an election when an event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the principal amount of the Notes to be due and payable immediately.

In a notice dated July 16, 2014, the trustee under the Indenture provided us with notice that we were in default under the Indenture of our obligation to timely file this Form 10-Q with the trustee and directed us to cure such default. In accordance with the terms of the Indenture, we had 60 days to cure such default. Such cure period expired on or about September 14, 2014, at which time the default became an event of default and gave the trustee and the holders of the Notes the right to exercise various remedies, including acceleration of the Notes. In accordance with the terms of the Indenture, by delivery of notice to the trustee, the paying agent and the holder(s) of the Notes, we intend to elect to pay additional interest at a rate equal to 0.50% as the sole remedy available to the holders of the Notes for the 180-day period commencing on or about September 14, 2014. Our filing of this Form 10-Q with the SEC will cure the default and subsequent event of default that was the subject of the trustee's notice dated July 16, 2014, at which point we will no longer be required to pay the additional interest on the Notes.

On September 3, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed our 2014 Second Quarter Form 10-Q with the trustee. The default that was the subject of the trustee's notice dated September 3, 2014 will be cured with the filing of our 2014 Second Quarter Form 10-Q.

The Indenture also provides that if our common stock ceases to be listed on the Nasdaq Global Select Market, then any holder of the Notes could require us to repurchase the holder’s Notes in accordance with the terms of the Indenture. On May 2, 2014, the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notified us that due to our delay in filing with the SEC our 2013 Third Quarter Form 10-Q and 2013 Form 10-K, our common stock would be delisted unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). On May 15, 2014, Nasdaq advised us that the delayed filing of this Form 10-Q served as an additional basis for the delisting determination. On August 19, 2014, Nasdaq advised us that our delayed filing of the 2014 Second Quarter Form 10-Q served as a further basis for the delisting determination.

Upon receiving the May 2, 2014 notice from Nasdaq, we timely requested a hearing before a Panel, and the hearing was held on June 12, 2014. At the hearing, we presented a plan to regain compliance with the listing rule and requested an extension of time in which to do so Thereafter, on June 23, 2014, we filed with the SEC certain delinquent reports that included our 2013 Third Quarter Form 10-Q and 2013 Form 10-K. Following the filing with the SEC of this Form 10-Q, our failure to comply with the Nasdaq listing rule will be due solely to the delayed filing of our 2014 Second Quarter Form 10-Q.

On July 9, 2014, we received a letter from Nasdaq indicating that the Panel had determined to continue the listing of our common stock subject to the condition that, on or before September 12, 2014, we became current in our periodic filings with the SEC. We would also be required to demonstrate at such time that we are in compliance with all other requirements for continued listing on the Nasdaq Global Select Market. The Panel indicated that in the event we were unable to satisfy such conditions, our common stock would be delisted.

On September 5, 2014, following our request that the Panel extend the September 12th date, we were notified that the Panel had extended our date to become current in our periodic filings with the SEC to November 13, 2014. We currently expect that we will be in a position to file the 2014 Second Quarter Form 10-Q and thereby become fully current with respect to our periodic filing obligations with the SEC.

Any acceleration of our repayment obligations or requirement that we pay additional interest under the Notes, or any requirement that we offer to repurchase the Notes, could materially and adversely impact our liquidity.

SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may be deemed to be forward-looking statements within the meaning of the Exchange Act, and are subject to the safe harbor created by that Section. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: anticipated benefits and synergies of our 2012 acquisitions of Anue and BreakingPoint, and our 2013 acquisition of Net Optics, will not be realized, recent and future changes in management, changes in the global economy, competition, consistency of orders from significant customers, our success in developing, producing and introducing new products, our success in developing new sales channels and customers, market acceptance of our products, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products, material weaknesses in our internal controls, the 2013 and 2014 restatements of certain of our prior period financial statements, the securities class action, and shareholder derivative action currently pending against us and certain of our current and former officers and directors, any future default under our Credit Facility Agreement or the Indenture governing our Notes, and any delisting of our common stock if we are not in compliance with Nasdaq’s listing rules by November 13, 2014. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our 2013 Form 10-K, in Item 1A, “Risk Factors,” in this Form 10-Q and in our other filings with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our 2013 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Acting Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2014), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our Acting Chief Executive Officer and our Acting Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures, as of March 31, 2014, were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and our Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of March 31, 2014 and the material weaknesses in our internal control over financial reporting that are identified in Part II, Item 9A of our 2013 Form 10-K, and that are discussed below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Form 10-Q and (ii) the condensed consolidated financial statements, and other financial information, included in this Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in our 2013 Form 10-K, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because of certain material weaknesses in our internal control over financial reporting as of December 31, 2013 as follows:

●

Control Environment – The control environment, which includes the Company’s Code of Conduct and its Ethics Policy, is the responsibility of senior management, sets the tone of our organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. Given the Audit Committee’s determination in October 2013 that our former President and Chief Executive Officer (the “Former CEO”), had misstated his academic credentials, age and early employment history, we determined that the Company did not have sufficient background check policies to validate the age, education and employment history of existing employees that were subsequently promoted to senior management positions or of acquired employees placed in senior management positions. Further, the results of the Audit Committee Investigation concluded that the aggressive tone at the top set by the Former CEO, and the Company’s former Chief Financial Officer’s lack of leadership in terms of counterbalancing that aggressive tone at the top, contributed to an ineffective control environment. We believe that the Former CEO and the former Chief Financial Officer provided insufficient attention to key controls. We also believe that controls over whistleblower allegation investigations were improperly designed to perform timely investigations into all whistleblower matters with appropriate scope, procedures and conclusions reached. In addition, the Company also does not have controls that are operating effectively to appropriately segregate duties within certain areas of the organization. Finally, in light of the Company’s recent growth and the relative complexity of its transactions, together with the results of the Audit Committee Investigation, we believe the Company lacks certain monitoring controls necessary to detect circumstances in which management may override controls or deviate from expected standards of conduct. Such monitoring controls are often addressed through the use of an internal audit function. This ineffective control environment contributed significantly to the material weaknesses described below.

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

The control deficiencies described above resulted in errors to our product and services revenues and deferred revenues (current and non-current) that necessitated the restatement of our unaudited condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013. Additionally, these control deficiencies could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

Remediation Efforts to Address Material Weaknesses

As reported in our 2013 Form 10-K, our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Since identifying the material weaknesses in our internal control over financial reporting, we have corrected the identified errors in our previously issued financial statements. We have developed and are continuing to develop remediation plans to fully address these control deficiencies. If not remediated, these control deficiencies could result in material misstatements to our financial statements. Our Board of Directors and management take internal controls over financial reporting and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, are essential to maintaining strong and effective internal controls over financial reporting and a strong internal control environment. The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing:

Control Environment

●

Our Former CEO, Victor Alston, is no longer employed by the Company. The Company’s Chief Innovation Officer and Chairman of the Board, who previously served as the Company’s principal executive officer from May 1997 until March 2008, currently also serves as our Acting CEO. As reported by the Company in its Current Report on Form 8-K filed with the SEC on August 21, 2014, the Board has appointed Bethany Mayer as the Company’s new President and Chief Executive Officer. Her appointment will become effective on the day following the date on which the Company becomes current in the filing of its periodic reports with the SEC. The Company expects that date to be the day after the Company files its 2014 Second Quarter Form 10-Q with the SEC.

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

Sufficiency of Accounting Department Resources

●

We have enhanced and plan to continue to enhance the Company’s finance and accounting department staff, in terms of both number and competency of personnel and particularly in the area of revenue recognition. Specifically:

1.	We have hired two full-time revenue recognition accountants reporting to our Worldwide Revenue Manager. The Company also plans on hiring three additional revenue recognition accountants in 2014.

2.	We have hired an Assistant Corporate Controller to assist with the development of more effective accounting policies and procedures globally.

3.	We have hired a Director of Financial Reporting to lead and oversee our SEC reporting function.

4.	We have hired a new North American Controller to lead the accounting functions for the U.S. and Canada.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, the only change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting was the resignation of our former Chief Financial Officer, Thomas B. Miller, effective March 3, 2014, and the appointment on that date of Brent Novak, our Vice President, Finance, to also serve as our Acting Chief Financial Officer.

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

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 12, “Commitments and Contingencies,” included in this Form 10-Q, and should be considered an integral part of this Part II, Item 1, “Legal Proceedings.”

ITEM 1A.	Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our 2013 Form 10-K and in certain of our other filings with the SEC. There have been no material changes to our risk factors previously disclosed in the 2013 Form 10-K.

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

IXIA

Date:	September 15, 2014	By:	/s/ Errol Ginsberg
Errol Ginsberg Acting Chief Executive Officer

Date:	September 15, 2014	By:	/s/ Brent Novak
Brent Novak Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Acting Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Acting Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certifications of Acting Chief Executive Officer and Acting Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1

Second Amendment to Credit Agreement dated as of February 14, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (1)

10.2

Third Amendment to Credit Agreement and Waiver dated as of March 17, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (2)

10.3*	Employment Separation Agreement effective as of June 30, 2014 between the Company and Thomas B. Miller

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**

The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, (ii) unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, (iii) unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013, (iv) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, and (v) notes to unaudited condensed consolidated financial statements.

(1)	Incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-31523) filed with the Commission on June 23, 2014.
(2)	Incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-31523) filed with the Commission on June 23, 2014.