Form 10-Q
period 2014-06-30
IXIA
filed 2014-09-15
CIK 1120295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

IXIA

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$39,030	$34,189
Short-term investments in marketable securities	57,933	51,507
Accounts receivable, net of allowances of $763 and $840 as of June 30, 2014 and December 31, 2013, respectively	97,816	109,590
Inventories	45,986	47,136
Prepaid expenses and other current assets	59,394	48,514
Total current assets	300,159	290,936

Property and equipment, net	37,042	35,932
Intangible assets, net	166,525	189,949
Goodwill	339,214	338,836
Other assets	28,095	32,070
Total assets	$871,035	$887,723

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,858	$19,011
Accrued expenses and other	43,904	53,748
Deferred revenues	103,753	89,217
Total current liabilities	166,515	161,976

Deferred revenues	14,627	15,106
Other liabilities	12,682	11,529
Convertible senior notes	200,000	200,000
Total liabilities	393,824	388,611

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at June 30, 2014 and December 31, 2013; 77,792 and 76,849 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	183,668	178,347
Additional paid-in capital	199,068	191,976
Retained earnings	94,617	129,166
Accumulated other comprehensive loss	(142)	(377)
Total shareholders’ equity	477,211	499,112

Total liabilities and shareholders’ equity	$871,035	$887,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Products	$76,393	$83,794	$157,558	$179,305
Services	33,129	28,210	65,697	54,158
Total revenues	109,522	112,004	223,255	233,463

Costs and operating expenses:(1)
Cost of revenues – products (2)	23,591	21,088	49,002	42,475
Cost of revenues – services	4,172	3,311	8,120	6,336
Research and development	30,032	29,068	60,067	58,780
Sales and marketing	39,874	32,983	78,713	68,024
General and administrative	16,690	11,507	34,572	23,565
Amortization of intangible assets	12,447	10,055	25,082	20,193
Acquisition and other related	866	1,093	2,798	2,365
Restructuring	481	—	4,045	58
Total costs and operating expenses	128,153	109,105	262,399	221,796

(Loss) income from operations	(18,631)	2,899	(39,144)	11,667
Interest income and other, net	292	3,431	629	3,638
Interest expense	(1,943)	(1,943)	(3,886)	(3,886)
(Loss) income before income taxes	(20,282)	4,387	(42,401)	11,419
Income tax (benefit) expense	(5,205)	1,370	(7,852)	582
Net (loss) income	$(15,077)	$3,017	$(34,549)	$10,837

(Loss) earnings per share:
Basic	$(0.19)	$0.04	$(0.45)	$0.14
Diluted	$(0.19)	$0.04	$(0.45)	$0.14

Weighted average number of common and common equivalent shares outstanding:
Basic	77,479	75,667	77,511	75,194
Diluted	77,479	77,178	77,511	76,974

(1) Stock-based compensation included in:
Cost of revenues - products	$88	$128	$136	$281
Cost of revenues - services	33	49	51	107
Research and development	1,424	1,578	3,303	4,026
Sales and marketing	1,493	1,628	3,421	3,643
General and administrative	48	1,159	993	3,364

(2) Cost of revenues – products excludes amortization of intangible assets, related to product lines and purchased technologies of $7.9 million and $16.1 million for the three and six months ended June 30, 2014, respectively, and $6.4 million and $12.9 million for the three and six months ended June 30, 2013, respectively, which is included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net (loss) income	$(15,077)	$3,017	$(34,549)	$10,837

Unrealized gain (loss) on investments, net of tax	5	(1,708)	39	(1,564)
Foreign currency translation adjustment	61	(186)	196	(509)

Other comprehensive income (loss)	66	(1,894)	235	(2,073)

Comprehensive (loss) income	$(15,011)	$1,123	$(34,314)	$8,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(34,549)	$10,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,946	7,636
Amortization of intangible assets	25,082	20,193
Realized gain on available-for-sale securities	(59)	(3,169)
Stock-based compensation	7,904	11,421
Deferred income taxes	(813)	(786)
Tax benefit from stock option transactions	-	833
Excess tax benefits from stock-based compensation	-	(923)
Amortization of deferred issuance costs	600	-
Amortization of investment premiums	(33)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	11,774	12,375
Inventories	(4,179)	839
Prepaid expenses and other current assets	(11,329)	(8,685)
Other assets	3,713	1,409
Accounts payable	(335)	2,003
Accrued expenses and other	(10,103)	(14,415)
Deferred revenues	14,017	7,914
Other liabilities	1,165	3,683

Net cash provided by operating activities	10,801	51,165

Cash flows from investing activities:
Purchases of property and equipment	(3,443)	(9,352)
Purchases of available-for-sale securities	(51,176)	(110,037)
Proceeds from available-for-sale securities	44,881	62,175
Purchases of other intangible assets	(369)	(453)
Payments in connection with acquisitions, net of cash acquired	(895)	401

Net cash used in investing activities	(11,002)	(57,266)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,321	13,360
Cash paid for shares withheld for taxes	(279)	-
Excess tax benefits from stock-based compensation	-	923

Net cash provided by financing activities	5,042	14,283

Net increase in cash and cash equivalents	4,841	8,182
Cash and cash equivalents at beginning of period	34,189	47,508
Cash and cash equivalents at end of period	$39,030	$55,690

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$995	$2,768
Transfers of inventory to property and equipment	$5,455	$4,111

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

2.    Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. Certain retrospective adjustments were made to the prior period consolidated balance sheet that was reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on June 23, 2014 (the “2013 Form 10-K”). These retrospective adjustments were measurement period purchase accounting adjustments related to our purchase of Net Optics. See Note 3 for additional information. The results of operations for the three and six months ended June 30, 2014 presented are not necessarily indicative of results to be expected for the full year ending December 31, 2014 or any other future period.

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

Acquisition and other related costs, including integration activities, approximated $908,000 and $2.8 million for the three and six months ended June 30, 2014, respectively. These acquisition and other related costs have been expensed as incurred and have been included within the Acquisition and other related line item on our condensed consolidated statements of operations included in this Quarterly Report on Form 10-Q (this “Form 10-Q”).

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

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Pro Forma and Post Acquisition Results (Unaudited)

The following table summarizes the unaudited pro forma total revenues and net income of the combined entities, including Ixia, had the acquisition of Net Optics occurred on January 1, 2012 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Total revenues	$126,099	$259,635
Net income	1,575	6,964

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

4.    Restructuring

During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our August 24, 2012 acquisition of BreakingPoint Systems, Inc. (“BreakingPoint Restructuring”). The BreakingPoint Restructuring included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). The BreakingPoint Restructuring was substantially completed during the fourth quarter of 2012. As of June 30, 2014, the balance remaining in the Accrued expenses and other line item in our condensed consolidated balance sheets was $364,000. The remaining accrual relates primarily to lease termination costs which are expected to be paid by the end of the second quarter of 2015.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the fourth quarter of 2013, our management approved, committed to and initiated a plan to restructure our Test operations (“Test Restructuring”). The Test Restructuring included a net reduction in force of approximately 120 positions (primarily impacting our research and development team in Bangalore, India), which represented approximately 6.5% of our worldwide work force. As of June 30, 2014, there was no remaining balance in the Accrued expenses and other line item in our condensed consolidated balance sheets. The Test Restructuring was substantially completed during the fourth quarter of 2013.

During the first quarter of 2014, our management approved, committed to and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (“Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force. For the three months ended June 30, 2014, we recognized additional restructuring costs of approximately $481,000 related to one-time expenses for employee termination benefits, and six months ended June 30, 2014, we recognized restructuring costs of $2.8 million related to one-time expenses for employee termination benefits, $1.1 million related to costs required to terminate our lease in Israel and approximately $149,000 for other related costs. These restructuring costs were recorded to the Restructuring line item in our condensed consolidated statements of operations included in this Form 10-Q. As of June 30, 2014, the balance remaining in the Accrued expenses and other line item in our condensed consolidated balance sheets was $822,000, which primarily relates to severance and other employee related costs and was paid by the end of the third quarter of 2014. The Net Optics Restructuring was substantially completed during the second quarter of 2014.

Activities related to our restructuring plans are as follows (in thousands):

		BreakingPoint	Test	Net Optics
	Total	Restructuring	Restructuring	Restructuring
Accrual at December 31, 2012	$1,026	$1,026	$-	$-
Charges	1,833	51	1,782	-
Payments	(1,161)	(474)	(687)	-
Non-cash items	(191)	(191)	-	-
Accrual at December 31, 2013	1,507	412	1,095	-
Charges	4,045	-	134	3,911
Payments	(4,396)	(78)	(1,229)	(3,089)
Non-cash items	30	30	-	-
Accrual at June 30, 2014	$1,186	$364	$-	$822

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

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization recorded to interest expense pertaining to deferred issuance costs for the three months ended June 30, 2014 and 2013 was $0.3 million and $0.3 million, respectively. Amortization recorded to interest expense pertaining to deferred issuance costs for the six months ended June 30, 2014 and 2013 was $0.6 million and $0.6 million, respectively.

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

On July 16, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed with the trustee the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the "2014 First Quarter Form 10-Q"). In accordance with the terms of the Indenture, we had 60 days to cure such default. Such cure period expired on or about September 14, 2014, at which time the default became an event of default and gave the trustee and the holders of the Notes the right to exercise various remedies, including acceleration of the Notes. In accordance with the terms of the Indenture, by delivery of notice to the trustee, the paying agent and the holder(s) of the Notes, we intend to elect to pay additional interest at a rate equal to 0.50% as the sole remedy available to the holders of the Notes for the up to 180 day period commencing on or about September 14, 2014. We will cure such default and subsequent event of default by filing the 2014 First Quarter Form 10-Q with the SEC on or about the date of the filing of this Form 10-Q with the SEC. Such filing of the 2014 First Quarter Form 10-Q will, pursuant to the terms of the Indenture, also be deemed a filing with the trustee, at which point we will no longer be required to pay the additional interest on the Notes.

On September 3, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed this Form 10-Q with the trustee. We will cure such default by the filing of this Form 10-Q with the SEC, which filing will, pursuant to the terms of the Indenture, also be deemed a filing with the trustee.

Because we have been delinquent in the filing of certain of our periodic financial reports with the SEC, since November 19, 2013, we have not been in compliance with the Nasdaq listing rule that requires us to timely file such reports with the SEC. On May 2, 2014, the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notified us that, due to our delay in filing with the SEC our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “2013 Third Quarter Form 10-Q”) and our 2013 Form 10-K, our common stock would be delisted unless we timely requested a hearing before a Nasdaq Hearings Panel (a “Panel”). On May 15, 2014, Nasdaq advised us that the delayed filing of our 2014 First Quarter Form 10-Q served as an additional basis for the delisting determination. On August 19, 2014, Nasdaq advised us that our delayed filing of this Form 10-Q served as a further basis for the delisting determination.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 9, 2014, we received a letter from Nasdaq indicating that the Panel had determined to continue the listing of our common stock subject to the condition that, on or before September 12, 2014, we became current in our periodic filings with the SEC. The letter further indicated that we would also be required to demonstrate that we are in compliance with all other requirements for continued listing on The Nasdaq Stock Market. The Panel indicated that in the event we were unable to satisfy such conditions, our common stock would be delisted.

On September 5, 2014, following our requests that the Panel extend the September 12th date, we were notified that the Panel had extended our date to become current in our periodic filings with the SEC to November 13, 2014. With the filing of our 2014 First Quarter Form 10-Q and this Form 10-Q, we will become current with respect to our periodic filing obligations with the SEC on or before the November 13, 2014 date specified by the Panel.

As of June 30, 2014, the estimated fair value of our Notes was approximately $202.0 million. The fair value of the Notes was estimated using market prices of the Notes, which are based on Level 2 inputs (i.e. inputs, other than the quoted prices in active markets that are observable either directly or indirectly).

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

Borrowings under the Credit Facility bear interest at either (i) the base rate, which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% and (c) the London Interbank Offered Rate ("LIBOR") for a one month interest period plus 1.00% or (ii) LIBOR plus the applicable margin. The applicable margin ranges are from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, and depends on the Company’s total leverage ratio (as defined in the Credit Facility Agreement). Interest is payable quarterly. No amounts were drawn down under this Credit Facility as of June 30, 2014.

Our obligations under the Credit Facility are guaranteed by Net Optics, Inc., Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., all of which are wholly owned domestic subsidiaries of Ixia, by Net Optics IL, LLC, which is a wholly owned domestic subsidiary of Net Optics, and by any future domestic or foreign subsidiaries of Ixia or such guarantors, provided that no foreign subsidiary will be required to become a guarantor to the extent the guaranty would result in a material adverse tax consequence to the Company. The Credit Facility is secured by a first priority security interest in substantially all existing and after acquired tangible and intangible personal property of Ixia and of the guarantors and by the pledge by Ixia and by the guarantors of all outstanding equity securities of their respective domestic subsidiaries and 65% of the outstanding equity securities of directly owned foreign subsidiaries.

Amortization recorded to interest expense pertaining to deferred issuance for the three months ended June 30, 2014 and 2013 was $58,000 and $68,000, respectively. Amortization recorded to interest expense pertaining to deferred issuance for the six months ended June 30, 2014 and 2013 was $116,000 and $136,000, respectively.

We are required to pay a commitment fee on the unused portion of the Credit Facility of up to a maximum of $450,000 or 0.30% depending on the Company’s total leverage ratio.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On May 15, 2014, we entered into an amendment and waiver agreement with the lenders that included a waiver from the lenders of any breach of the Credit Facility Agreement (which requires us to comply with the Indenture governing our Notes) arising out of our failure to comply with the covenant in the Indenture that requires us to timely file with the trustee the 2014 First Quarter Form 10-Q. This waiver is only effective as long as (i) no event of default occurs under the Indenture due to our failure to complete any necessary remedial action in respect of the delayed filing within 60 days of receipt of notice from either the trustee under the Indenture or the holders of 25% of the aggregate principal amount of our Notes demanding such remedial action (such a notice was received by the Company from the trustee on or about July 16, 2014) and (ii) no delisting of our common stock from the Nasdaq Global Select Market occurs. Our need for this waiver expired upon the filing of our 2014 First Quarter Form 10-Q with the SEC. This waiver expired on or about September 14, 2014 in connection with the occurrence of an event of default under our Indenture as described above.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.    Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of June 30, 2014 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$29,540	$24	$(2)	$29,562
Corporate debt securities	28,286	88	(3)	28,371
Total	$57,826	$112	$(5)	$57,933

Investments in marketable securities as of December 31, 2013 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$31,717	$26	$(1)	$31,742
Corporate debt securities	19,720	56	(11)	19,765
Total	$51,437	$82	$(12)	$51,507

As of June 30, 2014 and December 31, 2013, our available-for-sale securities had a weighted remaining contractual maturity of 1.75 and 1.87 years, respectively. For the three and six months ended June 30, 2014, gross realized gains and gross realized losses were not significant. For the three and six months ended June 30, 2013, gross realized gains and gross realized losses were $3.2 million and $0, respectively. See Note 8 for information on the unrealized holding gains (losses) on available-for-sale securities reclassified out of accumulated other comprehensive (loss) income into the condensed consolidated statements of operations.

The amortized cost and fair value of our investments at June 30, 2014, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$8,440	$8,452
Due within 1-2 years	28,744	28,790
Due within 2-5 years	20,642	20,691
Total	$57,826	$57,933

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2014	2013

Raw materials	$7,113	$7,468
Work in process	17,069	15,166
Finished goods	21,804	24,502
	$45,986	$47,136

Accrued expenses and other

As of June 30, 2014 and December 31, 2013, accrued vacation totaled $9.2 million and $9.3 million, respectively

7.    Goodwill and Other Intangible Assets

The following table presents the activity for our goodwill (in thousands):

Balance at December 31, 2013:	$338,836
Other	378
Balance at June 30, 2014	$339,214

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

We have not had any historical goodwill impairment charges.

The following table presents our purchased intangible assets (in thousands) as of June 30, 2014:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.5	$185,665	$(95,676)	$89,989
Customer relationships	6.0	71,700	(34,925)	36,775
Service agreements	6.2	36,200	(12,329)	23,871
Non-compete agreements	4.1	9,000	(3,641)	5,359
Trademark	5.1	11,300	(4,049)	7,251
Other	4.1	4,581	(1,301)	3,280
		$318,446	$(151,921)	$166,525

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents our purchased intangible assets (in thousands) as of December 31, 2013:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.5	$184,377	$(81,876)	$102,501
Customer relationships	6.0	71,700	(28,911)	42,789
Service agreements	6.2	36,200	(9,398)	26,802
Non-compete agreements	4.1	9,000	(2,545)	6,455
Trademark	5.1	11,300	(3,066)	8,234
Other	3.7	4,211	(1,043)	3,168
		$316,788	$(126,839)	$189,949

The estimated future amortization expense of purchased intangible assets as of June 30, 2014 is as follows (in thousands):

Remaining in 2014	$21,974
2015	42,292
2016	39,026
2017	31,933
2018	20,536
2019	7,516
Thereafter	3,248
$166,525

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

On June 24, 2014, certain performance-based equity awards that, for accounting purposes, were deemed to have been automatically forfeited as a result of the aforementioned restatement were deemed to have been re-granted. As a result, we recorded additional stock-based compensation expense related to these deemed re-grants. Stock-based compensation expenses for all of the deemed re-grants were $743,000 and $755,000 for the three and six months ended June 30, 2014.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive (Loss) Income

The following table summarizes, as of each balance sheet date, the changes in our accumulated other comprehensive (loss) income, by component, net of income taxes (in thousands):

	Gains and Losses on Available-for- Sale Securities (a)	Foreign Currency Items (a)	Total
Beginning balance, December 31, 2013	$42	$(419)	$(377)
Other comprehensive income before reclassifications	75	196	271
Amounts reclassified from accumulated other comprehensive loss (b)	(36)	-	(36)
Net current-period other comprehensive income	39	196	235
Ending balance, June 30, 2014	$81	$(223)	$(142)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.
(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the condensed consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Basic presentation:
Numerator for basic (loss) earnings per share:
Net (loss) income	$(15,077)	$3,017	$(34,549)	$10,837
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding	77,479	75,667	77,511	75,194

Basic (loss) earnings per share	$(0.19)	$0.04	$(0.45)	$0.14

Diluted presentation:
Numerator for diluted (loss) earnings per share:
Net (loss) income	$(15,077)	$3,017	$(34,549)	$10,837
Interest expense on convertible senior notes, net of tax	—	—	—	—
Net (loss) income used for diluted (loss) earnings per share	$(15,077)	$3,017	$(34,549)	$10,837

Denominator for dilutive (loss) earnings per share:
Weighted average common shares outstanding	77,479	75,667	77,511	75,194
Effect of dilutive securities:
Stock options and other share-based awards	-	1,511	-	1,780
Convertible senior notes	—	—	—	—
Dilutive potential common shares	77,479	77,178	77,511	76,974

Diluted (loss) earnings per share	$(0.19)	$0.04	$(0.45)	$0.14

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The diluted (loss) per share computation for the three and six months ended June 30, 2014 excludes (i) the weighted average number of shares underlying our outstanding 3.00% Convertible Senior Notes due December 15, 2015 of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic (loss) per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 4.3 million shares and 4.4 million shares, respectively, which are anti-dilutive because, in general, the exercise prices of these awards (to the extent such awards have exercise prices) exceeds the average closing sales price per share of our common stock during the applicable period or were anti-dilutive because the Company reported a net loss for the applicable period.

The diluted earnings per share computation for the three and six months ended June 30, 2013 excludes (i) the weighted average number of shares underlying our outstanding 3.00% Convertible Senior Notes due December 15, 2015 of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 2.2 million shares and 1.3 million shares, respectively, which are anti-dilutive because, in general, the exercise prices of these awards (to the extent such awards have exercise prices) exceeds the average closing sales price per share of our common stock during the applicable period.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Network Test Solutions	$83,674	$91,257	$173,199	$186,374
Network Visibility Solutions	25,848	20,747	50,056	47,089
	$109,522	$112,004	$223,255	$233,463

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Customers

The following customers accounted for more than 10% of total revenue for the three and six months ended June 30, 2013, in the case of Customer A, and for the six months ended June 30, 2013, in the case of Customer B. There were no customers that accounted for more than 10% of total revenue for the three and six months ended June 30, 2014.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Customer A	*	15.7%	*	17.2%

Customer B	*	*	*	10.4%

 * Less than 10%

As of June 30, 2014 and December 31, 2013, the percentage of total receivables for Customer A and Customer B were below 10%.

International Data

For the three and six months ended June 30, 2014 and 2013, the percentages of total revenues consisting of international revenues based on customer location consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

International revenues	39.8%	33.7%	40.4%	35.8%

As of June 30, 2014 and December 31, 2013, our property and equipment, net were geographically located as follows (in thousands):

	June 30, 2014	December 31, 2013
United States	$23,349	$22,614
India	4,631	5,300
Romania	5,749	4,715
Other	3,313	3,303
Total	$37,042	$35,932

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Financial assets carried at fair value as of June 30, 2014 and December 31, 2013 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2014				December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$517	$517	$—	$—	$30	$30	$—	$—
Corporate debt securities	3,199	—	3,199	—	5,898	—	5,898	—
Short-term investments:
U.S. Treasury, government and agency debt securities	29,562	—	29,562	—	31,742	—	31,742	—
Corporate debt securities	28,371	—	28,371	—	19,765	—	19,765	—
Total financial assets	$61,649	$517	$61,132	$—	$57,435	$30	$57,405	$—

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

There were no transfers of assets between levels within the fair value hierarchy for the three and six month periods ended June 30, 2014 and there were no Level 3 assets held at June 30, 2014.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On June 11, 2014, the Oklahoma Group filed an amended complaint, asserting claims against the same defendants under the same legal theories as were set forth in the initial complaint. The amended complaint also contains allegations that certain of the individual defendants increased their trading in the Company’s stock during February, March, April and May of 2011 and during February and March of 2013, and that the defendants sought to inflate the Company’s reported deferred revenues during the period of February 4, 2011 through April 3, 2013 (the “Class Period”). The amended complaint purports to be brought on behalf of purchasers of the Company’s securities.

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

As of June 30, 2014 and December 31, 2013, current deferred tax assets totaled $14.7 million and $14.0 million, respectively, and were included within the Prepaid expenses and other current assets line item on our condensed consolidated balance sheets. As of June 30, 2014 and December 31, 2013, long-term deferred tax assets totaled $7.0 million and $19.8 million, respectively, and were included within the Other assets line item on our condensed consolidated balance sheets. The reduction in long-term deferred tax assets in the first quarter of 2014 was due to the inter-company transfer of intellectual property to a foreign jurisdiction.  As of June 30, 2014 and December 31, 2013, long-term deferred tax liabilities totaled $1.4 million and were included within the Other liabilities line item on our condensed consolidated balance sheets.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

Our cash, cash equivalents and investments in the aggregate increased by $5.3 million to $97.0 million at June 30,2014 from the $91.7 million reported three months earlier at March 31, 2014, and increased $11.3 million from the $85.7 million reported at December 31, 2013. Total revenues decreased 2.2% to $109.5 million during the three months ended June 30, 2014, from $112.0 million during the three months ended June 30, 2013 due mostly to lower shipments of our legacy network visibility products in the U.S., partially offset by revenues associated with the acquisition of Net Optics in December 2013. While we remain confident in our competitive position and our opportunities for long-term growth in both network test and visibility, we believe that there continue to be some concerns that are creating uncertainty in the market, such as the capital spending plans of large service providers and equipment manufacturers. This uncertainty may adversely impact our sales, results of operations and financial position over the near term.

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

 Sales to our two largest customers, AT&T and Cisco Systems, accounted for $18.3 million, or 16.7% and $28.0 million, or 25.0% of our total revenues for the three months ended June 30, 2014 and 2013, respectively and $36.6 million, or 16.4% and $64.5 million or 27.6% of our total revenues for the six months ended June 30, 2014 and 2013, respectively. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect to continue to have some customer concentration with network equipment manufacturers for the foreseeable future, we expect to continue to see further declines as a percentage of total revenues from sales to such customers, which will be mitigated by selling our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2013 acquisition of Net Optics will continue to further diversify our customer base.

From a geographic perspective, we generated revenues from shipments to international locations of $43.5 million, or 39.8%, and $90.2 million, or 40.4%, of our total revenues for the three and six months ended June 30, 2014, respectively, and $37.7 million, or 33.7%, and $83.7 million, or 35.8%, of our total revenues for the three and six months ended June 30, 2013, respectively. The increase in the percentage of our revenues from shipments to international locations was primarily due to lower shipments to service providers in the U.S. during the six months ended June 30, 2014.

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on the estimated fair values for accounting purposes on the grant date. For the three and six months ended June 30, 2014, stock-based compensation expense was $3.1 million and $7.9 million, respectively. For the three and six months ended June 30, 2013, stock-based compensation expense was $4.5 million and $11.4 million, respectively. The decrease in stock-based compensation expense in the three and six months ended June 30, 2014 as compared to the same periods in 2013 is due to the departure of our former CFO and certain other employees and the cancellation of their stock-based awards during the period. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2014 through 2018 related to unvested share-based awards as of June 30, 2014 was approximately $19.3 million. To the extent that we grant additional share-based awards, future expense will increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes cost of materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California; Austin, Texas; and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services, and extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $7.9 million and $16.1 million for the three and six months ended June 30, 2014, respectively, and $6.4 million and $12.9 million for the three and six months ended June 30, 2013, respectively, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

●     demand for and quality of our products; and

●     shipment volume.

In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat to current levels, we expect to continue to experience pricing pressure on larger transactions and from larger customers as a result of competition.

Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related, and restructuring costs discussed below, to decrease for the remainder of 2014 when compared to the first half of 2014 as a result of the company-wide restructuring announced in August 2014.

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

Interest Income and Other, Net. Our interest income and other, net represents interest on cash and a variety of securities, including money market funds, U.S. Treasury government and government agency debt securities, corporate debt securities and auction rate securities, realized gains/losses on the sale of investment securities, certain foreign currency gains and losses, and other non-operating items.

Interest Expense. Our interest expense consists of interest due to the holders of our 3.00% Convertible Senior Notes due December 15, 2015, in the aggregate principal amount of $200 million that were issued in December 2010, as well as the amortization of the associated debt issuance costs. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Products	69.8%	74.8%	70.6%	76.8%
Services	30.2	25.2	29.4	23.2
Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues – products (2)	21.5	18.8	21.9	18.2
Cost of revenues – services	3.8	3.0	3.6	2.7
Research and development	27.4	26.0	26.9	25.2
Sales and marketing	36.4	29.4	35.3	29.1
General and administrative	15.2	10.3	15.5	10.1
Amortization of intangible assets	11.4	9.0	11.2	8.6
Acquisition and other related	0.8	1.0	1.3	1.0
Restructuring	0.4	—	1.8	—
Total costs and operating expenses	116.9	97.4	117.5	95.0

(Loss) income from operations	(16.9)	2.6	(17.5)	5.0
Interest income and other, net	0.3	3.1	0.3	1.6
Interest expense	(1.8)	(1.7)	(1.7)	(1.7)
(Loss) income before income taxes	(18.4)	3.9	(18.9)	4.9
Income tax (benefit) expense	(4.8)	1.2	(3.5)	0.2
Net (loss) income	(13.6)%	2.7%	(15.4)%	4.6%

(1) Stock-based compensation included in:
Cost of revenues – products	0.1%	0.1%	0.1%	0.1%
Cost of revenues – services	0.0	0.0	0.0	0.0
Research and development	1.3	1.4	1.5	1.7
Sales and marketing	1.4	1.5	1.5	1.6
General and administrative	0.0	1.0	0.4	1.4

(2) Cost of revenues – products excludes amortization of intangible assets related to product lines and purchased technologies of $7.9 million and $16.1 million for the three and six months ended June 30, 2014, respectively, and $6.4 million and $12.9 million for the three and six months ended June 30, 2013, respectively, which is included in Amortization of intangible assets.

Comparison of Three and Six Months Ended June 30, 2014 and 2013

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

Revenues. During the three months ended June 30, 2014, total revenues decreased 2.2% to $109.5 million from the $112.0 million recorded in the three months ended June 30, 2013. Revenues for the three months ended June 30, 2014 included $13.3 million related to the 2013 acquisition of Net Optics. Excluding the revenues of Net Optics, total revenues decreased by $15.8 million, or 14.1%, to $96.2 million in the three months ended June 30, 2014, from $112.0 million in the three months ended June 30, 2013. The year-over-year decrease was primarily due to lower shipments to U.S. customers, which was attributable to a $18.2 million decrease in shipments of our hardware products (primarily our network visibility Net Tool Optimizer product, and to a lesser extent, our core network test Gigabit and 10 Gigabit Ethernet interface cards), partially offset by a $4.9 million increase in revenues recognized on technical support, warranty and software maintenance services.

During the six months ended June 30, 2014, total revenues decreased 4.4% to $223.3 million from the $233.5 million recorded in the six months ended June 30, 2014. Revenues for the six months ended June 30, 2014 included $23.9 million related to the 2013 acquisition of Net Optics. Excluding the revenues of Net Optics, total revenues decreased by $34.1 million, or 14.6%, to $199.4 million in the six months ended June 30, 2014 from $233.5 million in the six months ended June 30, 2013. The year-over-year decrease was primarily due to lower shipments to U.S. customers, which was attributable to a $41.1 million decrease in shipments of our hardware and software products (primarily our network visibility Net Tool Optimizer product, and to a lesser extent, our core network test Gigabit and 10 Gigabit Ethernet interface cards), partially offset by a $11.5 million increase in revenues recognized on technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 25.3% during the three months ended June 30, 2014 from 21.8% in the three months ended June 30, 2013. The increase in our total cost of revenues as a percentage of total revenues was primarily due to the increase in our cost of product revenues as a percentage of total revenues, which was 21.5% in the three months ended June 30, 2014 as compared to 18.8% in the three months ended June 30, 2013. The increase in cost of product revenues as a percentage of total revenues was primarily driven by higher material-related costs relative to the sales price for certain products.

As a percentage of total revenues, our total cost of revenues increased to 25.5% in the six months ended June 30, 2014 from 20.9% in the six months ended June 30, 2013. The increase in our total cost of revenues as a percentage of total revenues was primarily due to the increase in our cost of product revenues as a percentage of total revenues, which was 21.9% in the six months ended June 30, 2014 as compared to 18.2% in the six months ended June 30, 2013. The increase in cost of product revenues as a percentage of total revenues was primarily driven by larger year-over-year percentage increases in charges for excess inventory and higher material-related costs relative to the sales price for certain products.

Research and Development Expenses. During the three months ended June 30, 2014, research and development expenses increased 3.3% to $30.0 million from $29.1 million in the three months ended June 30, 2013. Research and development expenses attributable to Net Optics were approximately $2.2 million for the three months ended June 30, 2014. Research and development costs included stock-based compensation expense of $1.4 million and $1.6 million during the three months ended June 30, 2014 and 2013, respectively.

Excluding the activities of Net Optics and stock-based compensation, research and development expenses in the three months ended June 30, 2014 decreased 4.1% to $26.4 million compared to $27.5 million in the three months ended June 30, 2013. This decrease was primarily driven by a decrease in compensation and related employee costs of approximately $966,000, which was a result of a reduction in headcount from the restructuring activities that occurred during the fourth quarter of 2013.

During the six months ended June 30, 2014, research and development expenses increased 2.2% to $60.1 million from $58.8 million in the six months ended June 30, 2013. Research and development expenses attributable to Net Optics were approximately $5.7 million for the six months ended June 30, 2014. Research and development costs included stock-based compensation expense of $3.3 million and $4.0 million during the six months ended June 30, 2014 and 2013, respectively.

Excluding the activities of Net Optics and stock-based compensation, research and development expenses in the six months ended June 30, 2014 decreased 7.2% to $51.1 million compared to $54.8 million in the six months ended June 30, 2013. This decrease was primarily due to decreases in compensation and related employee costs of $2.5 million and a reduction in costs to develop prototypes. The decrease in compensation and related employee costs was primarily a result of a reduction in headcount from the restructuring activities that occurred during the fourth quarter of 2013.

Sales and Marketing Expenses. During the three months ended June 30, 2014, sales and marketing expenses increased 20.9% to $39.9 million from $33.0 million in the three months ended June 30, 2013. Sales and marketing expenses attributable to Net Optics were approximately $3.0 million for the three months ended June 30, 2014. Sales and marketing costs included stock-based compensation expense of $1.5 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively.

Excluding the activities of Net Optics and stock-based compensation, sales and marketing expenses in the three months ended June 30, 2014 increased 11.3% to $35.3 million compared to $31.4 million in the three months ended June 30, 2013. This increase was primarily due to an increase in net compensation and related employee costs, including travel, of $2.7 million, trade show costs of approximately $465,000 and a net increase to bad debt expenses of approximately $551,000. The increase in compensation and related employee costs was primarily due to increased headcount in sales and marketing personnel.

During the six months ended June 30, 2014, sales and marketing expenses increased 15.7% to $78.7 million from $68.0 million in the six months ended June 30, 2013. Sales and marketing expenses attributable to Net Optics were approximately $6.2 million for the six months ended June 30, 2014. Sales and marketing costs included stock-based compensation expense of $3.4 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively.

Excluding the activities of Net Optics and stock-based compensation, sales and marketing expenses in the six months ended June 30, 2014 increased 6.8% to $69.1 million compared to $64.4 million in the six months ended June 30, 2013. This increase was primarily due to an increase in net compensation and related employee costs, including travel, of $3.9 million and trade show costs of approximately $749,000. The increase in compensation and related employee costs was primarily due to increased headcount in sales and marketing personnel.

General and Administrative Expenses. During the three months ended June 30, 2014, general and administrative expenses increased 45.0% to $16.7 million from $11.5 million in the three months ended June 30, 2013. General and administrative expenses attributable to Net Optics were approximately $618,000 for the three months ended June 30, 2014. General and administrative expenses included stock-based compensation expense of $48,000 and $1.2 million for the three months ended June 30, 2014 and 2013, respectively.

Our general and administrative expenditures in the three months ended June 30, 2014 included charges of $4.9 million related to (i) internal investigations and related remediation efforts, (ii) the restatement of our financial statements for the first quarter of 2013 and for the three and six months ended June 30, 2013, and (iii) the securities class action against the company and certain of its current and former officers and directors as well as shareholder derivative actions. These costs consisted primarily of legal and accounting costs and expenses, recruiting and consulting expenses, severance and retention costs, and related expenses.

Excluding the activities of Net Optics, stock-based compensation and other charges noted above, general and administrative expenses in the three months ended June 30, 2014 increased 6.7% to $11.1 million compared to $10.3 million in the three months ended June 30, 2013. This increase was primarily due to an increase in net compensation and related employee costs of approximately $611,000 and higher depreciation and amortization costs for property and equipment. The increase in compensation and other related costs was primarily due to an increase in general and administrative headcount.

During the six months ended June 30, 2014, general and administrative expenses increased 46.7% to $34.6 million from $23.6 million in the six months ended June 30, 2013. General and administrative expenses attributable to Net Optics were approximately $2.0 million for the six months ended June 30, 2014. General and administrative expenses included stock-based compensation expense of approximately $993,000 and $3.4 million for the six months ended June 30, 2014 and 2013, respectively.

Our general and administrative expenditures in the six months ended June 30, 2014 included charges of $10.1 million related to (i) internal investigations and related remediation efforts, (ii) the restatement of our financial statements for the first quarter of 2013 and for the three and six months ended June 30, 2013, and (iii) the securities class action against the company and certain of its current and former officers and directors as well as shareholder derivative actions. These costs consisted primarily of legal and accounting costs and expenses, recruiting and consulting expenses, severance and retention costs, and related expenses.

Our general and administrative expenditures in the six months ended June 30, 2013 included $1.2 million of proceeds realized from the settlement of a legal matter partially offset by $1.0 million in costs related to the April 2013 restatement of certain of our previously filed financial statements.

Excluding the activities of Net Optics, stock-based compensation and other charges noted above, general and administrative expenses in the six months ended June 30, 2014 increased 5.1% to $21.4 million compared to $20.4 million in the six months ended June 30, 2013. This increase was primarily due to an increase in net compensation and related employee costs of approximately $913,000 and higher depreciation and amortization costs for property and equipment. The increase in compensation and other related costs was primarily due to an increase in general and administrative headcount.

Amortization of Intangible Assets. During the three and six months ended June 30, 2014, amortization of intangible assets increased to $12.5 million and $25.0 million from $10.1 million and $20.2 million in the three and six months ended June 30, 2013. This increase was primarily due to the incremental amortization of intangibles related to our 2013 acquisition of Net Optics.

Acquisition and Other Related Expenses. During the three months ended June 30, 2014, acquisition and other related expenses decreased 20.8% to approximately $866,000 from $1.1 million in the three months ended June 30, 2013.  Acquisition and other related costs for the three months ended June 30, 2013 and 2014 primarily related to integration activities associated with the acquisitions of BreakingPoint Systems and Net Optics, respectively. Acquisition and other related costs primarily consisted of transaction and integration-related costs such as professional fees for legal, accounting and tax services, integration-related consulting fees, certain employee, facility and infrastructure costs, and other acquisition-related costs.

During the six months ended June 30, 2014, acquisition and other related expenses increased 18.3% to $2.8 million from $2.4 million in the six months ended June 30, 2013. Acquisition and other related costs for the six months ended June 30, 2013 and 2014 primarily related to integration activities associated with the acquisitions of BreakingPoint Systems and Net Optics, respectively. Acquisition and other related costs primarily consisted of transaction and integration-related costs such as professional fees for legal, accounting and tax services, integration-related consulting fees, certain employee, facility and infrastructure costs, and other acquisition-related costs.

Restructuring. Restructuring expenses were approximately $481,000 for the three months ended June 30, 2014 and $0 for the three months ended June 30, 2013. Restructuring expenses were $4.0 million for the six months ended June 30, 2014 and $58,000 for the six months ended June 30, 2013. Restructuring costs for the three months ended June 30, 2014 were primarily related to one-time expenses for employee termination benefits consisting of severance and other related costs associated with the Net Optics restructuring. Restructuring costs for the six months ended June 30, 2014 were primarily related to one-time expenses for employee termination benefits consisting of severance and other related costs and costs required to terminate the Net Optics facility lease in Israel. The Net Optics restructuring was initiated in the first quarter of 2014 and was substantially completed as of June 30, 2014. The restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force.

Interest Income and Other, Net. Interest income and other, net was approximately $292,000 and $629,000 for the three and six months ended June 30, 2014, respectively, as compared to $3.4 million and $3.6 million for the three and six months ended June 30, 2013. These decreases were primarily due to a $2.9 million realized gain recorded during the second quarter of 2013 on the sale of certain of our auction rate securities that were previously written-down and a decrease in foreign currency translation gains.

Interest Expense. Interest expense, including the amortization of debt issuance costs, was $1.9 million and $3.9 million for the three and six months ended June 30, 2014 and June 30, 2013. Interest expense relates to our convertible senior notes, as well as the amortization of deferred issuance costs and commitment fees related to our credit facility which we established in December 2012. For additional information, see Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

Income Tax. Income tax benefit was $5.2 million, or an effective rate of (25.7%), for the three months ended June 30, 2014 as compared to an income tax expense of $1.4 million, or an effective rate of 31.2%, for the three months ended June 30, 2013. Income tax benefit was $7.9 million, or an effective rate of (18.5%), for the six months ended June 30, 2014 as compared to an income tax expense of approximately $582,000, or an effective rate of 5.1%, for the six months ended June 30, 2013. The lower effective tax rate for the three and six months ended June 30, 2014, when compared to the same periods in 2013 was primarily the result of the Company generating pre-tax losses in 2014 compared to pre-tax earnings in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments increased to $97.0 million as of June 30, 2014 from $85.7 million as of December 31, 2013 which was primarily due to $10.8 million in net cash provided by our operating activities and $5.3 million of proceeds from exercises of share-based awards, partially offset by an increase in net purchases of available for sale securities of $6.3 million and capital expenditures of $4.7 million.

Of our total cash, cash equivalents and short-term investments, $29.6 million and $25.3 million were held outside of the United States in various foreign subsidiaries as of June 30, 2014 and December 31, 2013, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of June 30, 2014.

The following table sets forth our summary cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013

Net cash provided by operating activities	$10,801	$51,165
Net cash used in investing activities	(11,002)	(57,266)
Net cash provided by financing activities	5,042	14,283

Cash Flows from Operating Activities

Net cash provided by operating activities was $10.8 million during the six months ended June 30, 2014 and $51.2 million during the six months ended June 30, 2013. This decrease in cash flow generated from operations was primarily driven by a net loss of $34.5 million for the six months ended June 30, 2014 compared to net income of $10.8 million for the six months ended June 30, 2013. The decrease in cash flow from operations was partially offset by approximately $186,000 increase related to net working capital changes during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The working capital changes were due the timing of payments of accrued liabilities and an increase in deferred revenues during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to a higher volume of technical support, warranty and software maintenance contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $11.0 million during the six months ended June 30, 2014 and $57.3 million during the six months ended June 30, 2013. The decrease in net cash used in investing activities was primarily a result of lower net purchases of available for sale securities and lower purchases of property and equipment during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.0 million during the six months ended June 30, 2014 compared to $14.3 million during the six months ended June 30, 2013. This decrease in cash provided by financing activities was primarily due to a $8.0 million decrease in proceeds from the exercise of share-based awards during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

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

To the extent that any breach of the Indenture resulting from our delayed filings with the SEC other than this Form 10-Q (i.e., the delayed filings of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “2013 Third Quarter Form 10-Q”), the 2013 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 First Quarter Form 10-Q”) and a Current Report on Form 8-K/A relating to our acquisition of Net Optics on December 5, 2013) may have constituted an event of default under the Credit Facility Agreement, we have obtained waivers from the lenders.

We may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in U.S. capital markets and the timely filing of our periodic reports with the SEC. Our failure to timely file our 2013 Third Quarter Form 10-Q, our 2013 Form 10-K, Form 8-K/A, our 2014 First Quarter Form 10-Q and this Form 10-Q with the SEC currently limits our ability to access the capital markets using short-form registration.

Our Notes were issued under an Indenture dated as of December 21, 2010 (the “Indenture”) that includes various default provisions, which, under certain circumstances, could result in the acceleration of our repayment obligations under the Notes and/or an increase for up to 180 days in the overall interest rate charged on the Notes. Under the Indenture, if we do not cure a default within 60 days after our receipt of such a notice and unless we obtain a waiver from the holders of more than 50% in aggregate principal amount of the Notes, an “event of default” would occur under the Indenture. Upon an event of default, we could, and would intend to, elect that for the first 180 days thereafter (or such lesser amount of time during which the event of default continues), the sole remedy would be the payment to the holders of the Notes of additional interest at an annual rate equal to 0.50%. If we elect to pay additional interest and the event of default is not cured within 180 days, or if we do not make such an election when an event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the principal amount of the Notes to be due and payable immediately. Our filing of this Form 10-Q with the SEC will cure the default that was the subject of the trustee’s notice dated September 3, 2014.

In a notice dated July 16, 2014, the trustee under the Indenture provided us with notice that we were in default under the Indenture of our obligation to timely file this Form 10-Q with the trustee and directed us to cure such default. In accordance with the terms of the Indenture, we had 60 days to cure such default. Such cure period expired on or about September 14, 2014, at which time the default became an event of default and gave the trustee and the holders of the Notes the right to exercise various remedies, including acceleration of the Notes. In accordance with the terms of the Indenture, by delivery of notice to the trustee, the paying agent and the holder(s) of the Notes, we intend to elect to pay additional interest at a rate equal to 0.50% as the sole remedy available to the holders of the Notes for the up to 180-day period commencing on or about September 14, 2014. Our filing of our 2014 First Quarter Form 10-Q with the SEC will cure the default and subsequent event of default that was the subject of the trustee's notice dated July 16, 2014, at which point we will no longer be required to pay the additional interest on the Notes.

On September 3, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed this Form 10-Q with the trustee. Our filing of this Form 10-Q with the SEC will cure the default that was the subject of the trustee's notice dated September 3, 2014.

The Indenture also provides that if our common stock ceases to be listed on the Nasdaq Global Select Market, then any holder of the Notes could require us to repurchase the holder’s Notes in accordance with the terms of the Indenture. On May 2, 2014, the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notified us that due to our delay in filing with the SEC our 2013 Third Quarter Form 10-Q and 2013 Form 10-K, our common stock would be delisted unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). On May 15, 2014, Nasdaq advised us that the delayed filing of the 2014 First Quarter Form 10-Q served as an additional basis for the delisting determination. On August 19, 2014, Nasdaq advised us that our delayed filing of this Form 10-Q served as a further basis for the delisting determination.

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

On September 5, 2014, following our request that the Panel extend the September 12th date, we  were notified that the Panel had extended our date to become current in our periodic filings with the SEC to November 13, 2014. With the filing of this Form 10-Q, we became fully current with respect to our periodic filing obligations with the SEC.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Acting Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2014), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our Acting Chief Executive Officer and our Acting Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures, as of June 30, 2014, were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and our Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of June 30, 2014 and the material weaknesses in our internal control over financial reporting that are identified in Part II, Item 9A of our 2013 Form 10-K, and that are discussed below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Form 10-Q and (ii) the condensed consolidated financial statements, and other financial information, included in this Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

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

Control Environment

●

Our Former CEO, Victor Alston, is no longer employed by the Company. The Company’s Chief Innovation Officer and Chairman of the Board, who previously served as the Company’s principal executive officer from May 1997 until March 2008, currently also serves as our Acting CEO. As reported by the Company in its Current Report on Form 8-K filed with the SEC on August 21, 2014, the Board has appointed Bethany Mayer as the Company’s new President and Chief Executive Officer. Her appointment will become effective on the day following the date on which the Company becomes current in the filing of its periodic reports with the SEC. The Company expects that date to be the day after the Company filed this Form 10-Q with the SEC.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1*

Certifications of Acting Chief Executive Officer and Acting Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1

Second Amendment to Credit Agreement dated as of February 14, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (1)

10.2

Third Amendment to Credit Agreement and Waiver dated as of March 17, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (2)

10.3

Seventh Amendment to Credit Agreement dated as of June 27, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (3)

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**

The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, (iii) unaudited condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, (iv) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, and (v) notes to unaudited condensed consolidated financial statements.

(1)	Incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-31523) filed with the Commission on June 23, 2014.

(2)	Incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-31523) filed with the Commission on June 23, 2014.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on September 5, 2014.