Form 10-Q
period 2014-09-30
IXIA
filed 2014-11-07
CIK 1120295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	78,395,804
(Class of Common Stock)	(Outstanding at November 03, 2014)

IXIA

i

PART I.          FINANCIAL INFORMATION

ITEM 1.          Financial Statements (unaudited)

IXIA

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$42,621	$34,189
Short-term investments in marketable securities	70,940	51,507
Accounts receivable, net of allowances of $742 and $840 as of September 30, 2014 and December 31, 2013, respectively	94,236	109,590
Inventories	46,488	47,136
Prepaid expenses and other current assets	57,083	48,514
Total current assets	311,368	290,936

Property and equipment, net	36,864	35,932
Intangible assets, net	155,769	189,949
Goodwill	339,214	338,836
Other assets	27,177	32,070
Total assets	$870,392	$887,723

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,252	$19,011
Accrued expenses and other	45,138	53,748
Deferred revenues	104,459	89,217
Total current liabilities	167,849	161,976

Deferred revenues	16,119	15,106
Other liabilities	13,003	11,529
Convertible senior notes	200,000	200,000
Total liabilities	396,971	388,611

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at September 30, 2014 and December 31, 2013; 78,107 and 76,849 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	185,122	178,347
Additional paid-in capital	201,438	191,976
Retained earnings	87,288	129,166
Accumulated other comprehensive loss	(427)	(377)
Total shareholders’ equity	473,421	499,112

Total liabilities and shareholders’ equity	$870,392	$887,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Products	$78,697	$83,059	$236,255	$262,364
Services	35,300	30,105	100,997	84,263
Total revenues	113,997	113,164	337,252	346,627

Costs and operating expenses:(1)
Cost of revenues – products (2)	24,205	20,339	73,207	62,814
Cost of revenues – services	4,008	4,228	12,128	10,564
Research and development	27,612	29,403	87,679	88,183
Sales and marketing	35,642	32,371	114,355	100,395
General and administrative	14,724	11,931	49,296	35,496
Amortization of intangible assets	10,904	10,060	35,986	30,253
Acquisition and other related	582	663	3,380	3,028
Restructuring	4,642	—	8,687	58
Total costs and operating expenses	122,319	108,995	384,718	330,791

(Loss) income from operations	(8,322)	4,169	(47,466)	15,836
Interest income and other, net	(99)	1,999	530	5,637
Interest expense	(1,943)	(1,943)	(5,829)	(5,829)
(Loss) income before income taxes	(10,364)	4,225	(52,765)	15,644
Income tax (benefit) expense	(3,035)	123	(10,887)	705
Net (loss) income	$(7,329)	$4,102	$(41,878)	$14,939

(Loss) earnings per share:
Basic	$(0.09)	$0.05	$(0.54)	$0.20
Diluted	$(0.09)	$0.05	$(0.54)	$0.19

Weighted average number of common and common equivalent shares outstanding:
Basic	77,920	76,028	77,380	75,476
Diluted	77,920	77,541	77,380	77,141

(1) Stock-based compensation included in:
Cost of revenues - products	$81	$129	$217	$410
Cost of revenues - services	31	49	82	156
Research and development	1,615	2,031	4,918	6,057
Sales and marketing	719	1,702	4,140	5,345
General and administrative	762	1,656	1,755	5,020

(2)   Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of $6.4 million and $22.5 million for the three and nine months ended September 30, 2014, respectively, and $6.4 million and $19.4 million for the three and nine months ended September 30, 2013, respectively, which are included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net (loss) income	$(7,329)	$4,102	$(41,878)	$14,939

Unrealized gain (loss) on investments, net of tax	(17)	(327)	22	(1,891)
Foreign currency translation adjustment	(268)	32	(72)	(477)

Other comprehensive loss	(285)	(295)	(50)	(2,368)

Comprehensive (loss) income	$(7,614)	$3,807	$(41,928)	$12,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(41,878)	$14,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,065	11,941
Amortization of intangible assets	35,986	30,253
Realized gain on available-for-sale securities	(65)	(4,220)
Stock-based compensation	11,112	16,988
Deferred income taxes	(220)	593
Tax benefit from stock option transactions	-	1,352
Excess tax benefits from stock-based compensation	-	(1,497)
Amortization of deferred issuance costs	900	-
Amortization of investment premiums	(48)	-
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	15,354	6,550
Inventories	(7,087)	(6,981)
Prepaid expenses and other current assets	(16,642)	(12,842)
Other assets	4,550	3,274
Accounts payable	(722)	671
Accrued expenses and other	(6,770)	(4,630)
Deferred revenues	16,215	14,182
Other liabilities	1,493	(442)

Net cash provided by operating activities	24,243	70,131

Cash flows from investing activities:
Purchases of property and equipment	(5,361)	(10,315)
Purchases of available-for-sale securities	(77,882)	(170,902)
Proceeds from available-for-sale securities	58,583	105,954
Purchases of other intangible assets	(517)	(680)
Proceeds from purchase price adjustments related to previous acquisitions	6,081	401
Payments in connection with acquisitions, net of cash acquired	(3,097)	-

Net cash used in investing activities	(22,193)	(75,542)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,775	13,849
Cash paid for shares withheld for taxes	(393)	-
Excess tax benefits from stock-based compensation	-	1,497

Net cash provided by financing activities	6,382	15,346

Net increase in cash and cash equivalents	8,432	9,935
Cash and cash equivalents at beginning of period	34,189	47,508
Cash and cash equivalents at end of period	$42,621	$57,443

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$879	$414
Transfers of inventory to property and equipment	$7,861	$4,630

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

2.    Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. Certain retrospective adjustments were made to the prior period consolidated balance sheet that was reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on June 23, 2014 (the “2013 Form 10-K”). These retrospective adjustments were measurement period purchase accounting adjustments related to our purchase of Net Optics, Inc. (“Net Optics”). See Note 3 for additional information. The results of operations for the three and nine months ended September 30, 2014 presented are not necessarily indicative of results to be expected for the full year ending December 31, 2014 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2013 has been derived from our audited consolidated financial statements included in our 2013 Form 10-K (before the retrospective measurement period purchase accounting adjustments described in Note 3), but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2013 Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the Form 10-K for the year ended December 31, 2013; however, in the current quarter the Company expanded its disclosure pertaining to the Company’s revenue recognition policies, specifically related to the Company’s determination of vendor specific objective evidence of fair value as follows:

Vendor specific objective evidence (“VSOE”) of fair value typically only exists for the Company’s technical support, warranty and software maintenance services (“Support”). VSOE of fair value is established using the bell-shaped curve approach for a subgroup when a substantial majority (generally greater than 75%) of the transactions are priced within a reasonably narrow range (generally plus or minus 15% from the list price, which approximates the median). On a regular basis, the Company separately sells Support upon the expiration of the initial contractual periods included in an initial sales arrangement (“Support Renewals”). The population of Support Renewals is used in the bell-shaped curve approach to establish VSOE of fair value of Support and consists of actual sales prices charged to customers for Support Renewals and includes only Support Renewals sold separately on a stand-alone basis. The Company reviews these standalone sales of its Support Renewals for VSOE of fair value of its Support on a quarterly basis (“VSOE Analysis”). The Company’s pricing for Support Renewal transactions is generally based on a percentage of the Company’s list price for the product for which the Support Renewal is being purchased. When pricing conditions vary significantly, the Company further stratifies the population of stand-alone sales of its Support Renewals based on Support Renewal pricing conditions and separately analyzes these subgroups of Support Renewal transactions. The Company’s Support Renewal pricing conditions consist of the underlying product type, product family, customer type and the geographic region in which the sale is made.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which provides new guidance regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. The standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. We have not evaluated the impact of the adoption of this accounting standard update on our consolidated financial statements.

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

3.    Acquisitions

Net Optics, Inc.

On December 5, 2013, we completed our acquisition of all of the outstanding shares of common stock and all other equity interests of Net Optics. Net Optics is a leading provider of total application and network visibility solutions. With this acquisition, we have expanded our product portfolio, strengthened our service provider and enterprise customer base, and broadened our sales channel and partner programs. In addition, we expect to realize certain operational synergies and leverage Net Optics’ existing sales channels, partner relationships and assembled workforce, including its experienced product development team in Santa Clara, California and its global sales force. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Net Optics’ net identifiable assets acquired (see summary of net assets below), and, as a result, we have recorded goodwill in connection with this transaction.

The aggregate purchase price totals $187.7 million, and reflects certain post-closing adjustments, related to the final determination of the Net Optics’ closing working capital under the purchase agreement. However, the aggregate purchase price is still subject to a post-closing adjustment based on the final amount of the tax reimbursements to the sellers that will be determined upon the filing of certain pre-acquisition tax returns and any claims for indemnification that we may have. The acquisition was funded from our existing cash and sale of investments.

Acquisition and other related costs, including integration activities, approximated $574,000 and $3.3 million for the three and nine months ended September 30, 2014, respectively. These acquisition and other related costs have been expensed as incurred and have been included within the Acquisition and other related line item on our condensed consolidated statements of operations included in this Quarterly Report on Form 10-Q (this “Form 10-Q”).

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

Pro Forma and Post Acquisition Results

The following table summarizes the unaudited pro forma total revenues and net income of the combined entities, including Ixia, had the acquisition of Net Optics occurred on January 1, 2013 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Total revenues	$128,589	$388,225
Net income	1,974	8,937

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

4.    Restructuring Costs

During the three and nine months ended September 30, 2014, the Company recorded restructuring charges of $4.6 million and $8.7 million, respectively. During the three and nine months ended September 30, 2013, the Company recorded restructuring charges of zero and approximately $58,000, respectively. The Company’s restructuring charges include severance and other employee termination costs, lease termination costs and other related costs, which are reported in the Restructuring line item in our condensed consolidated statements of operations. The timing of associated cash payments depend upon the type of restructuring charge and can extend over multiple periods.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the third quarter of 2012, our management approved, committed to, and initiated a plan to restructure our operations following our August 24, 2012 acquisition of BreakingPoint Systems, Inc. (“BreakingPoint Restructuring”). The BreakingPoint Restructuring included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). We have recognized restructuring costs to date of $4.1 million, of which $2.7 million related to employee termination benefits consisting of severance and other related employee costs and $1.4 million related to facility and other costs. The BreakingPoint Restructuring was substantially completed during the fourth quarter of 2012, and no significant further charges are expected.

During the fourth quarter of 2013, our management approved, committed to and initiated a plan to restructure our Test operations (“Test Restructuring”). The Test Restructuring included a net reduction in force of approximately 120 positions (primarily impacting our research and development team in Bangalore, India), which represented approximately 6.5% of our worldwide work force. We have recognized restructuring costs to date of $2.0 million which were primarily related to employee termination benefits consisting of severance and other employee related costs. The Test Restructuring was substantially completed during the fourth quarter of 2013, and no significant further charges are expected.

During the first quarter of 2014, our management approved, committed to and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (“Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force. During 2014, we recognized total restructuring costs of $4.1 million, of which $2.6 million related to employee termination benefits consisting of severance and other related employee costs, $1.1 million related to costs required to terminate our lease in Israel, and approximately $320,000 for other related costs. The Net Optics Restructuring was substantially completed during the second quarter of 2014, and no significant further charges are expected.

During the third quarter of 2014, our management approved, committed to and implemented a company-wide restructuring initiative (“2014 Corporate Restructuring”) to restructure our operations to better align the Company’s operating costs with its business opportunities. The restructuring includes a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of our worldwide work force. During 2014, we recognized total restructuring charges of $4.4 million, of which $4.1 million related to one-time expenses for employee termination benefits, approximately $272,000 for facility related charges in India and Romania, and approximately $30,000 for other related costs. The 2014 Corporate Restructuring is expected to be substantially completed during the fourth quarter of 2014. We expect to recognize additional facility-related costs during the fourth quarter of 2014 of approximately $1.0 million.

Activities related to our restructuring plans are as follows (in thousands):

		BreakingPoint	Test	Net Optics	2014 Corporate
	Total	Restructuring	Restructuring	Restructuring	Restructuring
Accrual at December 31, 2012	$1,026	$1,026	$-	$-	$-
Charges	1,833	51	1,782	-	-
Payments	(1,161)	(474)	(687)	-	-
Non-cash items	(191)	(191)	-	-	-
Accrual at December 31, 2013	1,507	412	1,095	-	-
Charges	8,687	-	171	4,072	4,444
Payments	(7,714)	(120)	(1,266)	(3,665)	(2,663)
Non-cash items	7	7	-	-	-
Accrual at September 30, 2014	$2,487	$299	$-	$407	$1,781

At September 30, 2014, the remaining accrual related to our restructuring activities totaled $2.5 million and was included in Accrued expenses and other in our condensed consolidated balance sheets. The remaining accrual primarily relates to severance, other employee termination costs, and lease termination costs, which are anticipated to be fully paid by the second quarter of 2015.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.    Long Term Debt

Convertible Senior Notes

On December 7, 2010, we issued $200 million in aggregate principal amount of 3.00% Convertible Senior Notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”). The unsecured Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes are governed by the terms of an indenture dated December 7, 2010 (the “Indenture”), which was filed with the SEC on December 8, 2010.

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

Amortization recorded to interest expense pertaining to deferred issuance costs for the three months ended September 30, 2014 and 2013 was $0.3 million and $0.3 million, respectively. Amortization recorded to interest expense pertaining to deferred issuance costs for the nine months ended September 30, 2014 and 2013 was $0.9 million and $0.9 million, respectively.

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

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 16, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed with the trustee the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 First Quarter Form 10-Q”). In accordance with the terms of the Indenture, we had 60 days to cure such default. Such cure period expired on September 14, 2014, at which time the default became an event of default and gave the trustee and the holders of the Notes the right to exercise various remedies, including acceleration of the Notes. In accordance with the terms of the Indenture, by delivery of notice to the trustee, the paying agent and the holders of the Notes, we elected to pay additional interest at a rate equal to 0.50% as the sole remedy available to the holders of the Notes for the up to 180 day period commencing on September 14, 2014. We cured such default and the related event of default by filing the 2014 First Quarter Form 10-Q with the SEC on September 15, 2014. Such filing of the 2014 First Quarter Form 10-Q was, pursuant to the terms of the Indenture, also deemed a filing with the trustee, and we were thereafter no longer required to pay the additional interest on the Notes.

On September 3, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed with the trustee the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “2014 Second Quarter Form 10-Q”). In accordance with the terms of the Indenture, we had 60 days to cure such default. We cured the default by filing the 2014 Second Quarter Form 10-Q with the SEC on September 15, 2014. Such filing was, pursuant to the terms of the Indenture, also deemed a filing with the trustee.

Because we were delinquent in the filing of certain of our periodic financial reports with the SEC, from November 19, 2013 through September 14, 2014, we were not during such period in compliance with the listing rule of The NASDAQ Stock Market LLC (“Nasdaq”) that requires us to timely file such reports with the SEC. On May 2, 2014, the Listing Qualifications Department of Nasdaq notified us that, due to our delay in filing with the SEC our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “2013 Third Quarter Form 10-Q”) and our 2013 Form 10-K, our common stock would be delisted unless we timely requested a hearing before a Nasdaq Hearings Panel (a “Panel”). On May 15, 2014, Nasdaq advised us that the delayed filing of our 2014 First Quarter Form 10-Q served as an additional basis for the delisting determination, and on August 19, 2014, Nasdaq advised us that our delayed filing of our 2014 Second Quarter Form 10-Q served as a further basis for the delisting determination.

Upon receiving the May 2, 2014 notice from Nasdaq, we timely requested a hearing before a Panel, and the hearing was held on June 12, 2014. At the hearing, we presented a plan to regain compliance with the listing rule and requested an extension of time in which to do so. Thereafter, on June 23, 2014, we filed with the SEC certain delinquent reports that included our 2013 Third Quarter Form 10-Q and 2013 Form 10-K.

On July 9, 2014, we received a letter from Nasdaq indicating that the Panel had determined to continue the listing of our common stock subject to the condition that, on or before September 12, 2014, we became current in our periodic filings with the SEC. The letter further indicated that we would also be required to demonstrate that we were in compliance with all other requirements for continued listing on The Nasdaq Stock Market. The Panel indicated that in the event we were unable to satisfy such conditions, our common stock would be delisted.

On September 5, 2014, following our request that the Panel extend the September 12, 2014 date, we were notified that the Panel had extended our date to become current in our periodic filings with the SEC to November 13, 2014. On September 16, 2014, prior to the November 13, 2014 date specified by the Panel and following the filing of our 2014 First Quarter Form 10-Q and 2014 Second Quarter Form 10-Q with the SEC on September 15, 2014, Nasdaq confirmed to us that we had become current with respect to our periodic filing obligations with the SEC.

As of September 30, 2014, the estimated fair value of our Notes was approximately $197.8 million. The fair value of the Notes was estimated using market prices of the Notes, which are based on Level 2 inputs (i.e. inputs, other than the quoted prices in active markets that are observable either directly or indirectly).

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Senior Secured Revolving Credit Facility

On December 21, 2012, we entered into a credit agreement (the “Credit Facility Agreement”) establishing a senior secured revolving credit facility (the “Credit Facility”) with certain institutional lenders and Bank of America, N.A., as administrative agent and lender, that provides for an aggregate loan amount of up to $150 million. As of the date of the filing of this Form 10-Q, no amounts are outstanding under the Credit Facility. As described below and due to our default under the Credit Facility Agreement, we are currently blocked from borrowing and obtaining letters of credit under the Credit Facility, and the Credit Facility Agreement is subject to termination.

The Credit Facility Agreement provides for the Credit Facility to mature on December 21, 2016, except that the Credit Facility will mature on September 14, 2015 if beginning on June 15, 2015 we do not have available liquidity (domestic cash and investments, plus availability under the Credit Facility) of $25 million in excess of the amount required to repay our Notes of $200 million in full. If we satisfy this requirement between June 15, 2015 and September 14, 2015, but fail to do so after September 15, 2015 and prior to December 15, 2015, the maturity date is the date on which the requirement is no longer satisfied.

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

Borrowings under the Credit Facility bear interest at either (i) the base rate, which is equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% and (c) the London Interbank Offered Rate (LIBOR) for a one month interest period plus 1.00% or (ii) LIBOR plus the applicable margin. The applicable margin ranges are from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, and depends on the Company’s total leverage ratio (as defined in the Credit Facility Agreement). Interest is payable quarterly. No amounts were drawn down under this Credit Facility as of September 30, 2014.

Our obligations under the Credit Facility are guaranteed by Net Optics, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., all of which are wholly owned domestic subsidiaries of Ixia, by Net Optics IL, LLC, which is a wholly owned domestic subsidiary of Net Optics, and by any future domestic or foreign subsidiaries of Ixia or such guarantors, provided that no foreign subsidiary will be required to become a guarantor to the extent the guaranty would result in a material adverse tax consequence to the Company. The Credit Facility is secured by a first priority security interest in substantially all existing and after acquired tangible and intangible personal property of Ixia and of the guarantors and by the pledge by Ixia and by the guarantors of all outstanding equity securities of their respective domestic subsidiaries and 65% of the outstanding equity securities of directly owned foreign subsidiaries.

The Credit Facility Agreement provides for customary events of default (subject to grace and cure periods in certain cases) including, without limitation, (a) failure to pay (with no grace period for the nonpayment of principal); (b) defaults under other documents executed and delivered in connection with the Credit Facility Agreement; (c) bankruptcy or the commencement of insolvency proceedings, including the appointment of a receiver; (d) changes of control; and (e) failure to perform or observe covenants contained in the Credit Facility Agreement or related documents. Upon the occurrence of an event of default, the principal and accrued interest under the Credit Facility then outstanding may be declared due and payable, the Credit Facility Agreement may under circumstances be terminated, and the administrative agent and the lenders may exercise all other available remedies. An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company will automatically cause the acceleration of payment of the unpaid principal and accrued interest on all outstanding loans.

Amortization recorded to interest expense pertaining to deferred issuance for the three months ended September 30, 2014 and 2013 was $58,000 and $68,000, respectively. Amortization recorded to interest expense pertaining to deferred issuance for the nine months ended September 30, 2014 and 2013 was $174,000 and $203,000, respectively.

We are required to pay a commitment fee on the unused portion of the Credit Facility of up to a maximum of $450,000 or 0.30% depending on the Company’s total leverage ratio.

The Credit Facility Agreement requires the Company to comply with certain covenants, including maintaining (i) an interest coverage ratio (as defined in the Credit Facility Agreement) of greater than 3.50 to 1.00, measured quarterly on a trailing twelve months basis and (ii) a maximum leverage ratio (as defined in the Credit Facility Agreement) of not greater than 3.50 to 1.00 through June 30, 2014 and 3.00 to 1.00 thereafter, measured quarterly on a trailing 12 months basis. The Credit Facility Agreement also requires us to timely provide certain periodic financial statements to the lenders. In connection with the delayed delivery to the lenders of our financial statements for the quarters ended September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 and of our audited financial statements for the fiscal year ended December 31, 2013, we entered into agreements with the lenders that amended the Credit Facility Agreement to extend the dates for such deliveries. As of the date of the filing of this Form 10-Q, we have completed all such deliveries. Each such delivery, other than the delivery of our financial statements for the quarter ended June 30, 2014, was made within the applicable extension period.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To the extent that any breach of the Indenture resulting from our delayed filings with the SEC other than the delayed filings of our 2014 First Quarter Form 10-Q and 2014 Second Quarter Form 10-Q (i.e., the delayed filings of our 2013 Third Quarter Form 10-Q, our 2013 Form 10-K and a Current Report on Form 8-K/A relating to our acquisition of Net Optics on December 5, 2013 (the “Form 8-K/A”)) may have constituted events of default under the Credit Facility Agreement (which requires us to comply with the Indenture governing our Notes), we obtained waivers from the lenders. Those waivers remain in effect, and the required filings have been made. On May 15, 2014, we entered into an amendment and waiver agreement with the lenders that included a waiver from the lenders of any breach of the Credit Facility Agreement arising out of our failure to comply with the covenant in the Indenture that requires us to timely file with the trustee the 2014 First Quarter Form 10-Q. This waiver was only effective as long as (i) no event of default occurred under the Indenture due to our failure to complete any necessary remedial action in respect of the delayed filing within 60 days of receipt of notice from either the trustee under the Indenture or the holders of 25% of the aggregate principal amount of our Notes demanding such remedial action (such a notice was received by the Company from the trustee on July 16, 2014) and (ii) no delisting of our common stock from the Nasdaq Global Select Market occurred. This waiver expired on September 14, 2014 in connection with the occurrence on that date of the event of default under our Indenture as described above. We do not have a contractual right to cure any default under the Credit Facility Agreement that resulted from the expiration of the waiver prior to the filing of our 2014 First Quarter Form 10-Q with the SEC. The default may be waived only with the consent of a majority of the lenders based on total credit exposure. We have not requested such a waiver.

Under an amendment to the Credit Facility Agreement dated June 27, 2014, the date for delivery of our financial statements for the quarter ended June 30, 2014 was extended to August 29, 2014. We did not, however, deliver the required financial statements on or before that date. On August 29, 2014, the administrative agent provided us with notice that we were in default under the Credit Facility Agreement because we had not timely provided the administrative agent with our financial statements for the quarter ended June 30, 2014 and a related compliance certificate and because we were in default under the Indenture for failing to timely file the 2014 Second Quarter Form 10-Q with the trustee. The administrative agent’s notice expressly reserved the rights of the administrative agent and the lenders to exercise their respective rights, powers, privileges and remedies in connection with such event or events of default. As a result of the occurrence of such event or events of defaults, the Company is blocked from borrowing and obtaining letters of credit under the Credit Facility provided under the Credit Facility Agreement. The administrative agent also has the right (with the consent of a majority of the lenders based on total credit exposure) or obligation (at the request of such a majority of the lenders) to terminate the Credit Facility Agreement and exercise all other available remedies. We do not have a contractual right to cure these defaults, and the defaults may be waived only with the consent of a majority of the lenders based on total credit exposure. We have not requested such a waiver. As of the date of the filing of this Form 10-Q, no amounts are outstanding under the Credit Facility Agreement.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.    Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of September 30, 2014 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$38,118	$21	$(7)	$38,132
Corporate debt securities	32,732	84	(8)	32,808

Total	$70,850	$105	$(15)	$70,940

Investments in marketable securities as of December 31, 2013 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$31,717	$26	$(1)	$31,742
Corporate debt securities	19,720	56	(11)	19,765
Total	$51,437	$82	$(12)	$51,507

As of September 30, 2014 and December 31, 2013, our available-for-sale securities had a weighted remaining contractual maturity of 1.82 and 1.87 years, respectively. For the three and nine months ended September 30, 2014, gross realized gains and gross realized losses were not significant. For the three and nine months ended September 30, 2013, gross realized gains were $1.1 million and $4.2 million, respectively, and gross realized losses were not significant. See Note 8 for information on the unrealized holding gains (losses) on available-for-sale securities reclassified out of accumulated other comprehensive (loss) income into the condensed consolidated statements of operations.

The amortized cost and fair value of our investments at September 30, 2014, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$8,324	$8,337
Due within 1-2 years	40,400	40,450
Due within 2-5 years	21,576	21,603
Due after 5 years	550	550
Total	$70,850	$70,940

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2014	2013

Raw materials	$5,854	$7,468
Work in process	19,304	15,166
Finished goods	21,330	24,502
	$46,488	$47,136

Accrued expenses and other

As of September 30, 2014 and December 31, 2013, accrued compensation and related expenses totaled $14.8 million and $13.8 million, respectively. As of September 30, 2014 and December 31, 2013, accrued vacation totaled $8.1 million and $9.3 million, respectively.

7.    Goodwill and Other Intangible Assets

The following table presents the activity for our goodwill (in thousands):

Balance at December 31, 2013:	$338,836
Other	378
Balance at September 30, 2014	$339,214

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

We have not had any historical goodwill impairment charges.

The following table presents our purchased intangible assets (in thousands) as of September 30, 2014:

	Weighted Average
	Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.5	$185,665	$(101,314)	$84,351
Customer relationships	6.0	71,700	(37,932)	33,768
Service agreements	6.2	36,200	(13,503)	22,697
Non-compete agreements	4.1	9,000	(4,141)	4,859
Trademark	5.1	11,300	(4,541)	6,759
Other	4.1	4,729	(1,394)	3,335
		$318,594	$(162,825)	$155,769

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents our purchased intangible assets (in thousands) as of December 31, 2013:

	Weighted Average
	Useful Life (in years)	Gross	Accumulated Amortization	Net

Other intangible assets:
Technology	5.5	$184,377	$(81,876)	$102,501
Customer relationships	6.0	71,700	(28,911)	42,789
Service agreements	6.2	36,200	(9,398)	26,802
Non-compete agreements	4.1	9,000	(2,545)	6,455
Trademark	5.1	11,300	(3,066)	8,234
Other	3.7	4,211	(1,043)	3,168
		$316,788	$(126,839)	$189,949

The estimated future amortization expense of purchased intangible assets as of September 30, 2014 is as follows (in thousands):

Remaining in 2014	$10,911
2015	42,316
2016	39,044
2017	31,935
2018	20,686
2019	7,475
Thereafter	3,402
$155,769

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

On June 24, 2014, certain performance-based equity awards that, for accounting purposes, were deemed to have been automatically forfeited as a result of the aforementioned restatement were deemed to have been re-granted. As a result, we recorded additional stock-based compensation expense related to these deemed re-grants. Stock-based compensation expense for all of the deemed re-grants was $86,000 and $841,000 for the three and nine months ended September 30, 2014.

Stock Awards

Under the Company’s Second Amended and Restated 2008 Equity Incentive Plan (the “Plan”), non-statutory stock options (“NSOs”) to purchase 700,000 shares of Ixia Common Stock were granted to the Company’s President and Chief Executive Officer, Bethany Mayer, on October 2, 2014. The Options will vest and become exercisable with respect to the first 175,000 shares on September 16, 2015 and the remaining 525,000 shares will vest in 12 equal quarterly installments thereafter commencing on December 31, 2015 as long as Ms. Mayer remains an employee of the company.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive (Loss) Income

The following table summarizes, as of each balance sheet date, the changes in our accumulated other comprehensive (loss) income, by component, net of income taxes (in thousands):

	Gains and Losses on Available-for- Sale Securities (a)	Foreign Currency Items (a)	Total
Beginning balance, December 31, 2013	$42	$(419)	$(377)
Other comprehensive income before reclassifications	62	(72)	(10)
Amounts reclassified from accumulated other comprehensive loss (b)	(40)	-	(40)
Net current-period other comprehensive income	22	(72)	(50)
Ending balance, September 30, 2014	$64	$(491)	$(427)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.
(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the condensed consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Basic presentation:
Numerator for basic (loss) earnings per share:
Net (loss) income	$(7,329)	$4,102	$(41,878)	$14,939
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding	77,920	76,028	77,380	75,476

Basic (loss) earnings per share	$(0.09)	$0.05	$(0.54)	$0.20

Diluted presentation:
Numerator for diluted (loss) earnings per share:
Net (loss) income	$(7,329)	$4,102	$(41,878)	$14,939
Interest expense on convertible senior notes, net of tax	—	—	—	—
Net (loss) income used for diluted (loss) earnings per share	$(7,329)	$4,102	$(41,878)	$14,939

Denominator for dilutive (loss) earnings per share:
Weighted average common shares outstanding	77,920	76,028	77,380	75,476
Effect of dilutive securities:
Stock options and other share-based awards	-	1,513	-	1,665
Convertible senior notes	—	—	—	—
Dilutive potential common shares	77,920	77,541	77,380	77,141

Diluted (loss) earnings per share	$(0.09)	$0.05	$(0.54)	$0.19

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The diluted (loss) per share computation for the three and nine months ended September 30, 2014 excludes (i) the weighted average number of shares underlying our outstanding 3.00% Convertible Senior Notes due December 15, 2015 of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic (loss) per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 4.2 million shares and 4.5 million shares, respectively, which are anti-dilutive because, in general, the exercise prices of these awards (to the extent such awards have exercise prices) exceeds the average closing sales price per share of our common stock during the applicable period or were anti-dilutive because the Company reported a net loss for the applicable period.

The diluted earnings per share computation for the three and nine months ended September 30, 2013 excludes (i) the weighted average number of shares underlying our outstanding 3.00% Convertible Senior Notes due December 15, 2015 of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 2.7 million shares and 2.2 million shares, respectively, which are anti-dilutive because, in general, the exercise prices of these awards (to the extent such awards have exercise prices) exceeds the average closing sales price per share of our common stock during the applicable period.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Network Test Solutions	$84,105	$95,268	$257,305	$281,642
Network Visibility Solutions	29,892	17,896	79,947	64,985
	$113,997	$113,164	$337,252	$346,627

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Customers

The following customers accounted for more than 10% of total revenue for the three and nine months ended September 30, 2013. There were no customers that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2014.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Customer A	*	13.4%	*	15.9%

Customer B	*	11.7%	*	10.8%

* Less than 10%

As of September 30, 2014 and December 31, 2013, the percentages of total receivables for Customer A and Customer B were below 10%. The percentage of total receivables for Customers C was as follows:

	September 30, 2014	December 31, 2013

Customer C	10.9%	*

 * Less than 10%

International Data

For the three and nine months ended September 30, 2014 and 2013, the percentages of total revenues consisting of international revenues based on customer location consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

International revenues	42.5%	36.8%	41.1%	36.2%

As of September 30, 2014 and December 31, 2013, our property and equipment, net were geographically located as follows (in thousands):

	September 30, 2014	December 31, 2013
United States	$23,692	$22,614
India	4,344	5,300
Romania	5,923	4,715
Other	2,905	3,303
Total	$36,864	$35,932

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

Financial assets carried at fair value as of September 30, 2014 and December 31, 2013 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2014				December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,019	$2,019	$—	$—	$30	$30	$—	$—
Corporate debt securities	4,749	—	4,749	—	5,898	—	5,898	—
Short-term investments:
U.S. Treasury, government and agency debt securities	38,132	—	38,132	—	31,742	—	31,742	—
Corporate debt securities	32,808	—	32,808	—	19,765	—	19,765	—
Total financial assets	$77,708	$2,019	$75,689	$—	$57,435	$30	$57,405	$—

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The fair values of our money market funds, U.S. treasury, government and agency debt securities and corporate debt securities are based on quoted market quotes prices as shown in our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

There were no transfers of assets between levels within the fair value hierarchy for the three and nine month periods ended September 30, 2014 and there were no Level 3 assets held at September 30, 2014.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.  Commitments and Contingencies

Securities Class Action

On November 14, 2013, a purported securities class action complaint captioned Felix Santore v. Ixia, Victor Alston, Atul Bhatnagar, Thomas B. Miller, and Errol Ginsberg was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Central District of California. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from April 10, 2010 through October 14, 2013. The complaint alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and misleading statements concerning the Company’s recognition of revenues related to its warranty and software maintenance contracts and the academic credentials and employment history of the Company’s former President and Chief Executive Officer, Victor Alston. The complaint also alleges that the defendants made false and misleading statements, and failed to make certain disclosures, regarding the Company’s business, operations and prospects, including regarding the financial statements and internal financial controls that were the subject of the Company’s April 2013 restatement of certain of its prior period financial statements. The complaint alleges that the Company lacked adequate internal financial controls and issued materially false and misleading financial statements for the fiscal years ended December 31, 2010 and 2011, and the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. The complaint, which purports to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

On March 24, 2014, following a proceeding to select a lead plaintiff in the matter, the court issued an order appointing Oklahoma Firefighters Pension & Retirement System and Oklahoma Law Enforcement Retirement System (the “Oklahoma Group”) as lead plaintiffs.

On June 11, 2014, the Oklahoma Group filed an amended complaint, asserting claims against the same defendants under the same legal theories as were set forth in the initial complaint. The amended complaint also contains allegations that certain of the individual defendants increased their trading in the Company’s stock during February, March, April and May of 2011 and during February and March of 2013, and that the defendants sought to inflate the Company’s reported deferred revenues during the period of February 4, 2011 through April 3, 2013.

On July 18, 2014, all named defendants moved to dismiss the amended complaint for failure to state a claim under the Federal Rules of Civil Procedure and the Private Securities Law Reform Act of 1995 (“PSLRA”). After briefing and a hearing on October 6, 2014, the court issued an order dismissing the amended complaint in its entirety without prejudice. The court gave the Oklahoma Group 30 days in which to file an amended complaint, and the Oklahoma Group filed an amended complaint on November 5, 2014.

Although the Company denies the material allegations of the amended complaint and intends to vigorously pursue its defenses, we are in the very early stages of this litigation, and are unable to predict the outcome of the case or to estimate the amount of or potential range of loss with respect to this case. However, the ultimate disposition of the case could have a material adverse impact on the Company’s financial condition, results of operations and cash flows. No liability has been accrued in the financial statements related to this matter.

Shareholder Derivative Action

A consolidated shareholder derivative action, captioned In re Ixia Shareholder Derivative Litigation, is pending in the U.S. District Court for the Central District of California. This action is the consolidation of two lawsuits, namely: (i) Erie County Employees' Retirement System, Derivatively on behalf of Nominal Defendant IXIA v. Victor Alston, Errol Ginsberg, Laurent Asscher, Jonathan Fram, Gail Hamilton, Jon Rager, Atul Bhatnagar, and Thomas B. Miller, defendants, and Ixia, nominal defendant and (ii) Colleen Witmer, derivatively on behalf of Ixia v. Victor Alston, Atul Bhatnagar, Thomas B. Miller, Errol Ginsberg, Jonathan Fram, Laurent Asscher, Gail Hamilton, Jon F. Rager, Christopher Lee Williams, Alan Grahame, Raymond De Graaf, Walker H. Colston II, and Ronald W. Buckly, defendants, and Ixia, nominal defendant. Both were filed in the U.S. District Court for the Central District of California in May 2014.

IXIA

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Co-lead plaintiffs Erie County Employees’ Retirement System and Colleen Witmer filed a consolidated complaint on September 2, 2014. The consolidated complaint includes many allegations similar to those made in the purported class action complaint described above. Among other things, the complaint alleges that some or all (depending upon the claim) of the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading financial statements, ignoring problems with the Company’s financial controls, making stock sales on the basis of material non-public information, and violating the Company’s code of conduct. As relief, among other things, the complaint seeks an unspecified amount of monetary damages, disgorgement and restitution of stock sale proceeds and an award under California Corporations Code Sections 24502 and 25502.5, as well as unspecified equitable and declaratory relief.

On October 15, 2014, the Company, on whose behalf the derivative action claims are purportedly brought, moved to dismiss the consolidated complaint on the grounds that the derivative plaintiffs did not file the claims in accordance with applicable laws governing the filing of derivative actions. The individual defendants joined in that motion and also filed motions to dismiss the claims against them for failure to state a claim.

As we are in the very early stages of this litigation, we are unable to predict the outcome of the litigation or to estimate the amount of or potential range of loss with respect to the consolidated complaint. No liability has been accrued in the financial statements related to this matter.

SEC Investigation

In July 2014, the Staff of the SEC’s Division of Enforcement requested that the Company produce certain documents and information in connection with an investigation of the Company. The SEC also subsequently issued a subpoena to the Company seeking certain additional documents and has issued subpoenas to certain of the Company’s current and former employees seeking certain documents and their testimony. Based on the documents requested by the Staff, the Company believes that the investigation relates to the matters addressed by (i) the previously disclosed accounting-related investigation conducted by the Audit Committee of the Company’s Board of Directors (the “Board”) that was completed in February 2014 and (ii) a separate internal investigation conducted by a Special Committee of the Board of stock sales during February and March 2013 by then current executive officers and directors of the Company. The Special Committee, which completed its investigation in June 2014, did not find with respect to such sales that there had been any insider trading based upon material non-public information. The Special Committee, however, made no finding with respect to the Company's former President and Chief Executive Officer, Victor Alston, because he declined to be interviewed by the Special Committee's counsel (both the Special Committee and the Audit Committee were assisted by independent counsel in their investigations). The Company is continuing to cooperate fully with the SEC in this matter. The Company cannot predict the duration, scope or outcome of the SEC’s investigation.

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

As of September 30, 2014 and December 31, 2013, current deferred tax assets totaled $14.1 million and $14.0 million, respectively, and were included within the Prepaid expenses and other current assets line item on our condensed consolidated balance sheets. As of September 30, 2014 and December 31, 2013, long-term deferred tax assets totaled $6.9 million and $19.8 million, respectively, and were included within the Other assets line item on our condensed consolidated balance sheets. The reduction in long-term deferred tax assets in the first quarter of 2014 was due to the inter-company transfer of intellectual property to a foreign jurisdiction.  As of September 30, 2014 and December 31, 2013, long-term deferred tax liabilities totaled $1.4 million and were included within the Other liabilities line item on our condensed consolidated balance sheets.

ITEM 2     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part II, Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

Our cash, cash equivalents and investments in the aggregate increased by $16.6 million to $113.6 million at September 30, 2014 from the $97.0 million reported three months earlier at June 30, 2014, and increased $27.9 million from the $85.7 million reported at December 31, 2013. Total revenues increased 0.7% to $114.0 million during the three months ended September 30, 2014, from $113.2 million during the three months ended September 30, 2013. The increase was due mostly to incremental revenues recognized from the sale of Net Optics, Inc. (“Net Optics”) visibility products following our acquisition of Net Optics in December 2013 and an increase in revenues recognized on technical support, warranty and software maintenance services, which were partially offset by lower shipments of our legacy network test and other visibility products. While we remain confident in our competitive position and our opportunities for long-term growth in both network test and visibility, we are concerned that there continues to be some near term uncertainty and weakness in the market, such as the capital spending plans of large service providers and equipment manufacturers as they plan and prepare for the technological developments in networking (e.g., Virtualization, Software Defined Networks (SDN), and Network Functions Virtualization (NFV)). This uncertainty and weakness may adversely impact our sales, results of operations and financial position over the near term.

Acquisition of Net Optics. On December 5, 2013, we completed our acquisition of all of the outstanding shares of common stock and other equity interests of Net Optics. The aggregate cash consideration paid totaled $187.7 million, or $185.7 million net of Net Optics’ existing cash and investment balances at the time of the acquisition. The aggregate purchase price reflects certain post-closing adjustments, related to the final determination of the Net Optics’ closing working capital under the purchase agreement. The acquisition was funded from our existing cash and sale of investments. Net Optics is a leading provider of total application and network visibility solutions. The acquisition of Net Optics solidifies our position as a market leader with a comprehensive product offering that includes network packet brokers, comprehensive physical and virtual taps and application aware capabilities. Additionally, the acquisition has expanded our product portfolio, strengthens our service provider and enterprise customer base and broadens our sales channel and partner programs. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Net Optics’ net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction. The results of operations of Net Optics have been included in our condensed consolidated statements of operations and cash flows since the date of the acquisition. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q for additional information regarding the Net Optics acquisition.

Restructuring Activities. During the third quarter of 2014, our management approved, committed to and implemented a Company-wide restructuring initiative (“2014 Corporate Restructuring”) to restructure our operations to better align the Company’s operating costs with its business opportunities. The restructuring includes a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of our worldwide work force. The 2014 Corporate Restructuring is estimated to cost approximately $5.4 million in restructuring costs related to employee termination benefits and our facilities in India and Romania, which are included in the Restructuring expense line item in the condensed consolidated statement of operations. The 2014 Corporate Restructuring is estimated to provide future cost savings of approximately $17.0 million on an annualized basis, once fully completed in calendar year 2015, with the cost savings principally driven by headcount-related costs, and to a lesser extent, facilities-related savings, which would favorably impact the Company’s future earnings and cash flows.

During the first quarter of 2014, our management approved, committed to and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (“Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force. The Net Optics Restructuring cost approximately $4.1 million in restructuring costs related to employee termination benefits and other costs required to terminate the Net Optics facility lease in Israel, which are included in the Restructuring expense line item in the condensed consolidated statement of operations.. The Net Optics Restructuring was substantially completed during the second quarter of 2014. Significant future costs savings were not expected from the Company’s existing operations as the restructuring was executed in conjunction with the acquisition of Net Optics.

During the fourth quarter of 2013, our management approved, committed to and initiated a plan to restructure our Test operations (“Test Restructuring”). The Test Restructuring included a net reduction in force of approximately 120 positions (primarily impacting our research and development team in Bangalore, India), which represented approximately 6.5% of our worldwide work force. The Test Restructuring cost approximately $2.0 million in one-time restructuring costs related to employee termination benefits, which are included in the Restructuring expense line item in the condensed consolidated statement of operations.. The Test Restructuring was substantially completed during the fourth quarter of 2013 and all associated costs have been paid out. Significant future costs savings were not expected from the Test Restructuring as the restructuring served to realign our resources.

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

Sales to our two largest customers, AT&T and Cisco Systems, accounted for $14.0 million, or 12.3%, and $28.3 million, or 25.1%, of our total revenues for the three months ended September 30, 2014 and 2013, respectively and $50.6 million, or 15.0%, and $92.8 million, or 26.7%, of our total revenues for the nine months ended September 30, 2014 and 2013, respectively. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect to continue to have some customer concentration with network equipment manufacturers for the foreseeable future, we expect to continue to see further declines as a percentage of total revenues, from sales to such customers, which will be mitigated by selling our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2013 acquisition of Net Optics will continue to further diversify our customer base.

From a geographic perspective, we generated revenues from shipments to international locations of $48.4 million, or 42.5%, and $138.7 million, or 41.1%, of our total revenues for the three and nine months ended September 30, 2014, respectively, and $41.7 million, or 36.8%, and $125.4 million, or 36.2%, of our total revenues for the three and nine months ended September 30, 2013, respectively. The increase in the percentage of our revenues from shipments to international locations was primarily due to lower shipments to service providers in the U.S. during the nine months ended September 30, 2014.

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on the estimated fair values for accounting purposes on the grant date. For the three months ended September 30, 2014 and 2013, stock-based compensation expense was $3.2 million and $5.6 million, respectively. The decline in stock-based compensation in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 resulted from the departure of certain employees associated with the 2014 Corporate Restructuring and the related cancellation of their stock-based awards during the period. For the nine months ended September 30, 2014 and 2013, stock-based compensation expense was $11.1 million and $17.0 million, respectively. The decline in stock-based compensation in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulted from the departure of our former CFO and certain other employees associated with the 2014 Corporate Restructuring and the related cancellation of their stock-based awards during the period. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2014 through 2018 related to unvested share-based awards as of September 30, 2014 was approximately $15.6 million. To the extent that we grant additional share-based awards, future expense will increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes cost of materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California; Austin, Texas; and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services, and extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $6.4 million and $22.5 million for the three and nine months ended September 30, 2014, respectively, and $6.4 million and $19.4 million for the three and nine months ended September 30, 2013, respectively, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related and restructuring costs discussed below, to increase slightly for the fourth quarter of 2014 when compared to the third quarter of 2014.

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

●

Goodwill Impairment. We evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. We have determined that we have one reporting unit for goodwill impairment testing purposes. The fair value of the Company’s reporting unit is determined using the market capitalization of Ixia, which considers the observed market price of the Company’s publicly-traded equity securities on the impairment test date. The fair value of the Company’s reporting unit is then compared to the carrying amount of the Company’s reporting unit under “step 1” of the impairment testing model. If the carrying value of the reporting unit exceeds its fair value, then the fair value of goodwill is determined and compared to its carrying value under “step 2.”   Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value. Currently management believes that it is not at risk of failing the “step 1” impairment test because the Company’s market capitalization is significantly in excess of the carrying value of the reporting unit. However, management will conduct its annual impairment test of goodwill in the fourth quarter of 2014.

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

Interest Expense. Our interest expense consists of interest due to the holders of our 3.00% Convertible Senior Notes due December 15, 2015 in the aggregate principal amount of $200 million that were issued in December 2010, as well as the amortization of the associated debt issuance costs. See Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

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

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence. Management has concluded it is more likely than not that all of the Company’s U.S. deferred tax assets, with the exception of its deferred tax assets for capital loss carryforwards, will be realized. Any reversal of our valuation allowance will favorably impact our results of operations in the period of the reversal.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Products	69.0%	73.4%	70.1%	75.7%
Services	31.0	26.6	29.9	24.3
Total revenues	100.0	100.0	100.0	100.0

Costs and operating expenses:(1)
Cost of revenues – products (2)	21.2	18.0	21.7	18.1
Cost of revenues – services	3.5	3.7	3.6	3.0
Research and development	24.2	26.0	26.0	25.4
Sales and marketing	31.3	28.6	33.9	29.0
General and administrative	12.9	10.5	14.6	10.2
Amortization of intangible assets	9.6	8.9	10.7	8.7
Acquisition and other related	0.5	0.6	1.0	0.9
Restructuring	4.1	—	2.6	—
Total costs and operating expenses	107.3	96.3	114.1	95.3

(Loss) income from operations	(7.3)	3.7	(14.1)	4.7
Interest income and other, net	(0.1)	1.8	0.2	1.6
Interest expense	(1.7)	(1.7)	(1.7)	(1.7)
(Loss) income before income taxes	(9.1)	3.8	(15.6)	4.6
Income tax (benefit) expense	(2.7)	0.1	(3.2)	0.2
Net (loss) income	(6.4)%	3.7%	(12.4)%	4.4%

(1) Stock-based compensation included in:
Cost of revenues – products	0.1%	0.1%	0.1%	0.1%
Cost of revenues – services	0.0	0.0	0.0	0.0
Research and development	1.4	1.8	1.5	1.7
Sales and marketing	0.6	1.5	1.2	1.5
General and administrative	0.7	1.5	0.5	1.4

(2) Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of $6.4 million and $22.5 million for the three and nine months ended September 30, 2014, respectively, and $6.4 million and $19.4 million for the three and nine months ended September 30, 2013, respectively, which is included in Amortization of intangible assets.

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

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

Revenues. During the three months ended September 30, 2014, total revenues increased 0.7% to $114.0 million from the $113.2 million recorded in the three months ended September 30, 2013. Revenues for the three months ended September 30, 2014 included $17.3 million related to the 2013 acquisition of Net Optics. Excluding the revenues of Net Optics, total revenues decreased by $16.5 million, or 14.6%, to $96.7 million in the three months ended September 30, 2014, from $113.2 million in the three months ended September 30, 2013.

Revenues from our Network Test Solutions product line decreased 11.7% to $84.1 million in the three months ended September 30, 2014 from the $95.3 million recorded in the three months ended September 30, 2013. The year-over-year decrease in revenue for Network Test Solutions was principally driven by a decrease in product revenues primarily due to a $10.6 million decrease in shipments of our hardware products (primarily our network test Ethernet interface cards). Revenues from our Network Visibility Solutions product line increased 67.0% to $29.9 million in the three months ended September 30, 2014 from the $17.9 million recorded in the three months ended September 30, 2013. The year-over-year increase in revenue for Network Visibility Solutions was principally the result of the revenues from our acquisition of Net Optics (i.e., Net Optics revenue included in the third quarter of 2014, with no comparable amount in the same period in the prior year.)

During the nine months ended September 30, 2014, total revenues decreased 2.7% to $337.3 million from the $346.6 million recorded in the nine months ended September 30, 2013. Revenues for the nine months ended September 30, 2014 included $41.2 million related to the 2013 acquisition of Net Optics. Excluding the revenues of Net Optics, total revenues decreased by $50.6 million, or 14.6%, to $296.1 million in the nine months ended September 30, 2014 from $346.6 million in the nine months ended September 30, 2013.

Revenues from our Network Test Solutions product line decreased 8.6% to $257.3 million in the nine months ended September 30, 2014 from the $281.6 million recorded in the nine months ended September 30, 2013. The year-over-year decrease in revenue for Network Test Solutions was principally driven by a decrease in product revenues primarily due to a $26.7 million decrease in shipments of our Network Test Solutions hardware products (primarily our network test Ethernet interface cards), partially offset by an $8.9 million increase in services revenues recognized on technical support, warranty and software maintenance services. Revenues from our Network Visibility Solutions product line increased 23.0% to $79.9 million in the nine months ended September 30, 2014 from the $65.0 million recorded in the nine months ended September 30, 2013. The year-over-year increase in revenue for Network Visibility Solutions was principally the result of the revenues from our acquisition of Net Optics in the nine months ended September 30, 2014 of $41.2 million, with no comparable amount in the same period in the prior year, and a $2.7 million increase in services revenues recognized on technical support, warranty and software maintenance services. This year-over-year increase was partially offset by a decrease in Network Visibility Solutions product revenues of $28.9 million as a result of a decrease in shipments of our legacy Network Visibility Solutions hardware products.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 24.7% during the three months ended September 30, 2014 from 21.7% in the three months ended September 30, 2013. This increase was primarily due to the increase in our cost of product revenues as a percentage of total revenues, which was 21.2% in the three months ended September 30, 2014 as compared to 18.0% in the three months ended September 30, 2013. The increase in cost of product revenues as a percentage of total revenues was primarily driven by an increase in compensation and related employee costs of approximately $905,000, higher material-related costs relative to the sales price for certain products, and higher costs for excess and obsolete inventory of $1.5 million.  The increase in compensation and related employee costs was primarily due to increased headcount in operations personnel related to our acquisition of Net Optics.

As a percentage of total revenues, our total cost of revenues increased to 25.3% in the nine months ended September 30, 2014 from 21.1% in the nine months ended September 30, 2013. This increase was primarily due to the increase in our cost of product revenues as a percentage of total revenues, which was 21.7% in the nine months ended September 30, 2014 as compared to 18.1% in the nine months ended September 30, 2013. The increase in cost of product revenues as a percentage of total revenues was primarily driven by an increase in compensation and related employee costs of $3.6 million, higher material-related costs relative to the sales price for certain products, and higher costs for excess and obsolete inventory of $3.7 million.  The increase in compensation and related employee costs was primarily due to increased headcount in operations personnel related to our acquisition of Net Optics.

Research and Development Expenses. During the three months ended September 30, 2014, research and development expenses decreased 6.1% to $27.6 million from $29.4 million in the three months ended September 30, 2013. Research and development expenses attributable to Net Optics were approximately $2.0 million for the three months ended September 30, 2014. Research and development costs included stock-based compensation expense of $1.6 million and $2.0 million during the three months ended September 30, 2014 and 2013, respectively.

Excluding the activities of Net Optics and stock-based compensation, research and development expenses in the three months ended September 30, 2014 decreased 12.3% to $24.0 million compared to $27.4 million in the three months ended September 30, 2013. This decrease was primarily driven by a decrease in compensation and related employee costs of $1.9 million, a reduction in costs to develop prototypes, and lower expenses for depreciation and amortization. The decrease in compensation and related employee costs was primarily a result of headcount reductions from our various restructuring activities.

During the nine months ended September 30, 2014, research and development expenses decreased 0.6% to $87.7 million from $88.2 million in the nine months ended September 30, 2013. Research and development expenses attributable to Net Optics were approximately $7.7 million for the nine months ended September 30, 2014. Research and development costs included stock-based compensation expense of $4.9 million and $6.1 million during the nine months ended September 30, 2014 and 2013, respectively.

Excluding the activities of Net Optics and stock-based compensation, research and development expenses in the nine months ended September 30, 2014 decreased 8.6% to $75.1 million compared to $82.1 million in the nine months ended September 30, 2013. This decrease was primarily due to a decrease in compensation and related employee costs of $4.4 million, a reduction in costs to develop prototypes of $1.6 million and lower expenses for depreciation and amortization. The decrease in compensation and related employee costs was primarily a result of headcount reductions from our various restructuring activities.

Sales and Marketing Expenses. During the three months ended September 30, 2014, sales and marketing expenses increased 10.1% to $35.6 million from $32.4 million in the three months ended September 30, 2013. Sales and marketing expenses attributable to Net Optics were approximately $2.9 million for the three months ended September 30, 2014. Sales and marketing costs included stock-based compensation expense of approximately $719,000 and $1.7 million for the three months ended September 30, 2014 and 2013, respectively.

Excluding the activities of Net Optics and stock-based compensation, sales and marketing expenses in the three months ended September 30, 2014 increased 4.5% to $32.0 million compared to $30.7 million in the three months ended September 30, 2013. This increase was primarily due to an increase in net compensation and related employee costs of $1.3 million, partially offset by lower trade show and recruiting costs. The increase in compensation and related employee costs was primarily due to increased headcount in sales and marketing personnel.

During the nine months ended September 30, 2014, sales and marketing expenses increased 13.9% to $114.4 million from $100.4 million in the nine months ended September 30, 2013. Sales and marketing expenses attributable to Net Optics were approximately $9.1 million for the nine months ended September 30, 2014. Sales and marketing costs included stock-based compensation expense of $4.1 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Excluding the activities of Net Optics and stock-based compensation, sales and marketing expenses in the nine months ended September 30, 2014 increased 6.4% to $101.1 million compared to $95.0 million in the nine months ended September 30, 2013. This increase was primarily due to an increase in net compensation and related employee costs, including travel, of $5.0 million and higher trade show costs. The increase in compensation and related employee costs was primarily due to increased headcount in sales and marketing personnel.

General and Administrative Expenses. During the three months ended September 30, 2014, general and administrative expenses increased 23.4% to $14.7 million from $11.9 million in the three months ended September 30, 2013. General and administrative expenses attributable to Net Optics were approximately $598,000 for the three months ended September 30, 2014. General and administrative expenses included stock-based compensation expense of $762,000 and $1.7 million for the three months ended September 30, 2014 and 2013, respectively.

Our general and administrative expenditures in the three months ended September 30, 2014 included charges of $1.8 million related to (i) internal investigations and related remediation efforts and (ii) the securities class action against the Company and certain of its current and former officers and directors as well as shareholder derivative actions. These costs consisted primarily of legal and accounting costs and expenses, recruiting and consulting expenses, severance and retention costs, and related expenses.

Excluding the activities of Net Optics, stock-based compensation and other charges noted above, general and administrative expenses in the three months ended September 30, 2014 increased 12.8% to $11.6 million compared to $10.3 million in the three months ended September 30, 2013. This increase was primarily due to an increase in net compensation and related employee costs of approximately $555,000 and higher depreciation and amortization costs. The increase in compensation and other related costs was primarily due to an increase in general and admininstrative headcount.

During the nine months ended September 30, 2014, general and administrative expenses increased 38.9% to $49.3 million from $35.5 million in the nine months ended September 30, 2013. General and administrative expenses attributable to Net Optics were approximately $2.6 million for the nine months ended September 30, 2014. General and administrative expenses included stock-based compensation expense of $1.8 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Our general and administrative expenditures in the nine months ended September 30, 2014 included charges of $11.9 million related to (i) internal investigations and related remediation efforts, (ii) the restatement of our financial statements for the first quarter of 2013 and for the three and six months ended June 30, 2013, and (iii) the securities class action against the company and certain of its current and former officers and directors as well as shareholder derivative actions. These costs consisted primarily of legal and accounting costs and expenses, recruiting and consulting expenses, severance and retention costs, and related expenses.

Our general and administrative expenditures in the nine months ended September 30, 2013 included $1.2 million of proceeds realized from the settlement of a legal matter, partially offset by $1.0 million in costs related to the April 2013 restatement of certain of our previously filed financial statements.

Excluding the activities of Net Optics, stock-based compensation and other charges noted above, general and administrative expenses in the nine months ended September 30, 2014 increased 7.9% to $33.0 million compared to $30.6 million in the nine months ended September 30, 2013. This increase was primarily due to an increase in net compensation and related employee costs of $1.5 million and higher depreciation and amortization costs. The increase in compensation and other related costs was primarily due to an increase in general and administrative headcount.

Amortization of Intangible Assets. During the three and nine months ended September 30, 2014, amortization of intangible assets increased to $10.9 million and $36.0 million, respectively, from $10.1 million and $30.3 million in the three and nine months ended September 30, 2013, respectively. This increase was primarily due to the incremental amortization of intangibles related to our 2013 acquisition of Net Optics.

Acquisition and Other Related Expenses. During the three months ended September 30, 2014, acquisition and other related expenses decreased 12.2% to approximately $582,000 from $663,000 in the three months ended September 30, 2013.  During the nine months ended September 30, 2014, acquisition and other related expenses increased 11.6% to $3.4 million from $3.0 million in the nine months ended September 30, 2013. Acquisition and other related costs for the three and nine months ended September 30, 2013 and 2014 primarily related to integration activities associated with the acquisitions of BreakingPoint Systems and Net Optics, respectively. Acquisition and other related costs primarily consisted of transaction and integration-related costs such as professional fees for legal, accounting and tax services, integration-related consulting fees, certain employee, facility and infrastructure costs, and other acquisition-related costs.

Restructuring. Restructuring costs for the three months ended September 30, 2014 were $4.6 million compared to zero for the three months ended September 30, 2013. Restructuring costs incurred during the three months ended September 30, 2014 were primarily related to one-time expenses for employee termination benefits consisting of severance and other employee related costs and lease termination costs associated with the 2014 Corporate Restructuring. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q.

Restructuring costs for the nine months ended September 30, 2014 were $8.7 million compared to approximately $58,000 for the nine months ended September 30, 2013. Restructuring costs incurred during the nine months ended September 30, 2014 were primarily related to one-time expenses for employee termination benefits consisting of severance and other employee-related costs associated and lease termination costs associated with the 2014 Corporate Restructuring and the Net Optics Restructuring. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net. Interest income and other, net was approximately $(99,000) and $530,000 for the three and nine months ended September 30, 2014, respectively, as compared to $2.0 million and $5.6 million for the three and nine months ended September 30, 2013, respectively. These decreases were primarily due to a $2.9 million realized gain recorded during the second quarter of 2013 on the sale of certain of our auction rate securities that were previously written-down and a $1.0 million realized gain recorded during the third quarter of 2013 for the sale of auction rate securities that were previously written-down and a decrease in foreign currency translation gains.

Interest Expense. Interest expense, including the amortization of debt issuance costs, was $1.9 million and $5.8 million for the three and nine months ended September 30, 2014, respectively. Interest expense, including the amortization of debt issuance costs, was $1.9 million and $5.8 million for the three and nine months ended September 30, 2013, respectively. Interest expense relates to our convertible senior notes, as well as the amortization of deferred issuance costs and commitment fees related to our credit facility which we established in December 2012. For additional information, see Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

Income Tax. Income tax benefit was $3.0 million, or an effective rate of (29.3%), for the three months ended September 30, 2014 as compared to an income tax expense of $123,000, or an effective rate of 2.9%, for the three months ended September 30, 2013. Income tax benefit was $10.9 million, or an effective rate of (20.6%), for the nine months ended September 30, 2014 as compared to an income tax expense of approximately $705,000, or an effective rate of 4.5%, for the nine months ended September 30, 2013. The lower effective tax rate for the three and nine months ended September 30, 2014, when compared to the same periods in 2013, was primarily the result of the Company generating pre-tax losses in 2014 compared to pre-tax earnings in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments increased to $113.6 million as of September 30, 2014 from $85.7 million as of December 31, 2013, which increase was primarily due to $24.2 million in net cash provided by our operating activities and $6.8 million of proceeds from exercises of share-based awards, partially offset by capital expenditures of $5.9 million.

Of our total cash, cash equivalents and short-term investments, $28.8 million and $25.3 million were held outside of the United States in various foreign subsidiaries as of September 30, 2014 and December 31, 2013, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them, including for purposes of repaying the Company’s Notes as discussed below. We had no exposure to European sovereign debt as of September 30, 2014.

The following table sets forth our summary cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013

Net cash provided by operating activities	$24,243	$70,131
Net cash used in investing activities	(22,193)	(75,542)
Net cash provided by financing activities	6,382	15,346

Cash Flows from Operating Activities

Net cash provided by operating activities was $24.2 million during the nine months ended September 30, 2014 and $70.1 million during the nine months ended September 30, 2013. This decrease in cash flow generated from operations was primarily driven by a net loss of $41.9 million for the nine months ended September 30, 2014 compared to net income of $14.9 million for the nine months ended September 30, 2013. The decrease in cash flow from operations was partially offset by a $3.4 million increase related to net working capital changes during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The working capital changes were due to the timing of payments of accrued liabilities and an increase in deferred revenues during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to a higher volume of technical support, warranty and software maintenance contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $22.2 million during the nine months ended September 30, 2014 and $75.5 million during the nine months ended September 30, 2013. The decrease in net cash used in investing activities was primarily a result of lower net purchases of available for sale securities and lower purchases of property and equipment during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.4 million during the nine months ended September 30, 2014 compared to $15.3 million during the nine months ended September 30, 2013. This decrease in cash provided by financing activities was primarily due to a $7.1 million decrease in proceeds from the exercise of share-based awards, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, and $1.5 million of excess tax benefits from the nine months ended September 30, 2013.

We believe that our existing balances of cash and cash equivalents, investments, and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next 12 months. We expect, however, to require financing to repay or refinance all or a portion of our Notes, which mature in December 2015, in full. There can be no assurance that any such financing will be available on favorable terms or at all, or that our available cash, future cash flow from operations and any available financing will be sufficient to enable us to repay or refinance the Notes in their entirety at maturity.

Our Credit Facility, under which we currently are unable to borrow or obtain letters of credit (see discussion below), will mature on December 21, 2016, but may mature on September 14, 2015 if we do not have available liquidity (domestic cash and investments, plus availability under the Credit Facility) of $25 million in excess of the amount required to repay in full our 3.00% Convertible Senior Notes due December 15, 2015 in the aggregate principal amount of $200 million (the “Notes”) beginning on June 15, 2015. If we satisfy this requirement between June 15, 2015 and September 14, 2015, but fail to do so after September 14, 2015 and prior to December 15, 2015, the maturity date is the date on which the requirement is no longer satisfied.

We entered into amendments with the lenders under the Credit Facility Agreement to extend the delivery dates for our financial statements for the quarters ended September 30, 2013, December 31, 2013 and March 31, 2014 and of our audited financial statements for the fiscal year ended December 31, 2013. We subsequently completed all such deliveries in compliance with the extended delivery dates.

Under an amendment to the Credit Facility Agreement dated June 27, 2014, the date for delivery of our financial statements for the quarter ended June 30, 2014 was extended to August 29, 2014. We did not, however, deliver the required financial statements on or before that date. On August 29, 2014, the administrative agent provided us with notice that we were in default under the Credit Facility Agreement because we had not timely provided the administrative agent with our financial statements for the quarter ended June 30, 2014 and a related compliance certificate and because we were in default under the Indenture dated as of December 21, 2010 governing our Notes (the “Indenture”) for failing to timely file our 2014 Second Quarter Form 10-Q with the trustee. The administrative agent’s notice expressly reserved the rights of the administrative agent and the lenders to exercise their respective rights, powers, privileges and remedies in connection with such event or events of default. Due to the occurrence of such event or events of defaults, the Company is blocked from borrowing and obtaining letters of credit under the Credit Facility provided under the Credit Facility Agreement. The administrative agent also has the right (with the consent of a majority of the lenders based on total credit exposure) or obligation (at the request of such a majority of the lenders) to terminate the Credit Facility Agreement, accelerate any amounts due thereunder and exercise all other available remedies. We do not have a contractual right to cure these defaults, and the defaults may be waived only with the consent of a majority of the lenders based on total credit exposure. We have not requested such a waiver. As of the date of the filing of this Form 10-Q, no amounts are outstanding under the Credit Facility Agreement. See Note 5 to the condensed consolidated financial statements included herein.

To the extent that any breach of the Indenture resulting from our delayed filings with the SEC other than the delayed filings of our 2014 First Quarter Form 10-Q and the 2014 Second Quarter Form 10-Q (i.e., the delayed filings of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (“2013 Third Quarter Form 10-Q”), the 2013 Form 10-K and a Current Report on Form 8-K/A relating to our acquisition of Net Optics on December 5, 2013 (the “Form 8-K/A”) may have constituted events of default under the Credit Facility Agreement (which requires us to comply with the Indenture), we obtained waivers from the lenders. Those waivers remain in effect, and the required filings have been made. On May 15, 2014, we entered into an amendment and waiver agreement with the lenders that included a waiver from the lenders of any breach of the Credit Facility Agreement arising out of our failure to timely file with the trustee the 2014 First Quarter Form 10-Q. This waiver was only effective as long as (i) no event of default occurred under the Indenture due to our failure to complete any necessary remedial action in respect of the delayed filing within 60 days of receipt of notice from either the trustee under the Indenture or the holders of 25% of the aggregate principal amount of our Notes demanding such remedial action (such a notice was received by the Company from the trustee on July 16, 2014) and (ii) no delisting of our common stock from the Nasdaq Global Select Market occurred. This waiver expired on September 14, 2014 (i.e., 60 days following our receipt on July 16, 2014 of notice from the trustee), and we did not file the 2014 First Quarter Form 10-Q with the SEC and the trustee until September 15, 2014. As with the defaults described above, we do not have a contractual right to cure any default that resulted from the expiration of the waiver prior to such filing of the 2014 First Quarter Form 10-Q, and the default may be waived only with the consent of a majority of the lenders based on total credit exposure. We have not requested such a waiver.

We may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, including the conditions in U.S. capital markets and the timely filing of our periodic reports with the SEC. Our failure to timely file our 2013 Third Quarter Form 10-Q, our 2013 Form 10-K, our Form 8-K/A, our 2014 First Quarter Form 10-Q and our 2014 Second Quarter Form 10-Q with the SEC currently limits our ability to access the capital markets using short-form registration under the Securities Act of 1933, as Amended.

Our Notes were issued under an Indenture that includes various default provisions, which, under certain circumstances, could result in the acceleration of our repayment obligations under the Notes and/or an increase for up to 180 days in the overall interest rate charged on the Notes. Under the Indenture, if we do not cure a default within 60 days after our receipt of such a notice and unless we obtain a waiver from the holders of more than 50% in aggregate principal amount of the Notes, an “event of default” would occur under the Indenture. Upon an event of default, we could, and would intend to, elect that for the first 180 days thereafter (or such lesser amount of time during which the event of default continues), the sole remedy would be the payment to the holders of the Notes of additional interest at an annual rate equal to 0.50%. If we elect to pay additional interest and the event of default is not cured within 180 days, or if we do not make such an election when an event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the principal amount of the Notes to be due and payable immediately.

In a notice dated July 16, 2014, the trustee under the Indenture provided us with notice that we were in default under the Indenture of our obligation to timely file our 2014 First Quarter Form 10-Q with the trustee and directed us to cure such default. In accordance with the terms of the Indenture, we had 60 days to cure such default. Such cure period expired on September 14, 2014, at which time the default became an event of default and gave the trustee and the holders of the Notes the right to exercise various remedies, including acceleration of the Notes. In accordance with the terms of the Indenture, by delivery of notice to the trustee, the paying agent and the holders of the Notes, we elected to pay additional interest at a rate equal to 0.50% as the sole remedy available to the holders of the Notes for the up to 180-day period commencing on September 14, 2014. Our filing of our 2014 First Quarter Form 10-Q with the SEC on September 15, 2014 cured the default and subsequent event of default that was the subject of the trustee's notice dated July 16, 2014, at which point we were no longer required to pay the additional interest on the Notes.

On September 3, 2014, the trustee provided us with notice that we were in default under the Indenture because we had not timely filed our 2014 Second Quarter Form 10-Q with the trustee. Our filing of the 2014 Second Quarter Form 10-Q with the SEC on September 15, 2014 cured the default that was the subject of the trustee's notice dated September 3, 2014.

The Indenture also provides that if our common stock ceases to be listed on the Nasdaq Global Select Market, then any holder of the Notes could require us to repurchase the holder’s Notes in accordance with the terms of the Indenture. On May 2, 2014, the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notified us that due to our delay in filing with the SEC our 2013 Third Quarter Form 10-Q and 2013 Form 10-K, our common stock would be delisted unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). On May 15, 2014, Nasdaq advised us that the delayed filing of the 2014 First Quarter Form 10-Q served as an additional basis for the delisting determination. On August 19, 2014, Nasdaq advised us that our delayed filing of our 2014 Second Quarter Form 10-Q served as a further basis for the delisting determination.

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

On September 5, 2014, following our request that the Panel extend the September 12, 2014 date, we were notified that the Panel had extended our date to become current in our periodic filings with the SEC to November 13, 2014. On September 16, 2014, prior to the November 13, 2014 date specified by the Panel and following the filing of our 2014 First Quarter Form 10-Q and 2014 Second Quarter Form 10-Q with the SEC on September 15, 2014, Nasdaq confirmed to us that we have become current with respect to our periodic filing obligations with the SEC.

Any acceleration of our repayment obligations or requirement that we pay additional interest under the Notes, or any requirement that we offer to repurchase the Notes, could materially and adversely impact our liquidity.

Safe Harbor Under the Private Securities Litigation Reform Act of 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may be deemed to be forward-looking statements within the meaning of the Exchange Act, and are subject to the safe harbor created by that Section. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: the risk that that anticipated benefits and synergies of our 2012 acquisitions of Anue and BreakingPoint and our 2013 acquisition of Net Optics, will not be realized, and risks relating to recent and future changes in management, changes in the global economy, competition, consistency of orders from significant customers, our success in leveraging our intellectual property portfolio, expertise, and market opportunities, our expectations regarding the transition into Software Defined Networks (SDN), Network Functions Virtualization (NFV), and virtualized networks, our success in developing, producing and introducing new products, our success in developing new sales channels and customers, market acceptance of our products, war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products, material weaknesses in our internal controls, the 2013 and 2014 restatements of certain of our prior period financial statements, the securities class action and shareholder derivative action currently pending against us and certain of our current and former officers and directors, our default under the Credit Facility Agreement and any future default under the Indenture governing our Notes. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our 2013 Form 10-K, in Part II, Item 1A, “Risk Factors,” in this Form 10-Q and in our other filings with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2013 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness, as of the end of the period covered by this report (i.e., as of September 30, 2014), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures, as of September 30, 2014, were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of September 30, 2014 and the material weaknesses in our internal control over financial reporting that are identified in Part II, Item 9A of our 2013 Form 10-K, and that are discussed below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Form 10-Q and (ii) the condensed consolidated financial statements, and other financial information, included in this Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

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

As reported in our 2013 Form 10-K, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because of certain material weaknesses in our internal control over financial reporting as of December 31, 2013 as follows:

●

Control Environment – The control environment, which includes the Company’s Code of Conduct and its Ethics Policy, is the responsibility of senior management, sets the tone of our organization, influences the control consciousness of employees, and is the foundation for the other components of internal control over financial reporting. Given the Audit Committee’s determination in October 2013 that our former President and Chief Executive Officer (the “Former CEO”), had misstated his academic credentials, age and early employment history, we determined that the Company did not have sufficient background check policies to validate the age, education and employment history of existing employees that were subsequently promoted to senior management positions or of acquired employees placed in senior management positions. Further, the results of the subsequent investigation conducted by the Audit Committee concluded that the aggressive tone at the top set by the Former CEO, and the Company’s former Chief Financial Officer’s lack of leadership in terms of counterbalancing that aggressive tone at the top, contributed to an ineffective control environment. We believe that the Former CEO and the former Chief Financial Officer provided insufficient attention to key controls. We also believe that controls over whistleblower allegation investigations were improperly designed to perform timely investigations into all whistleblower matters with appropriate scope, procedures and conclusions reached. In addition, the Company also does not have controls that are operating effectively to appropriately segregate duties within certain areas of the organization. Finally, in light of the Company’s recent growth and the relative complexity of its transactions, together with the results of the Audit Committee Investigation, we believe the Company lacks certain monitoring controls necessary to detect circumstances in which management may override controls or deviate from expected standards of conduct. Such monitoring controls are often addressed through the use of an internal audit function. This ineffective control environment contributed significantly to the material weaknesses described below.

●

Sufficiency of Accounting Department Resources – The Company has insufficient competent and diligent accounting department resources to develop and operate effective internal controls over financial reporting. The lack of certain appropriate resources in the Company’s accounting department led to widespread control deficiencies in the Company’s financial reporting process and contributed significantly to the Company’s inability to properly identify and assess revenue recognition as described below.

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

Control Environment

●

Our Former CEO, Victor Alston, is no longer employed by the Company. As reported by the Company in its Current Report on Form 8-K filed with the SEC on August 21, 2014, the Board has appointed Bethany Mayer as the Company’s new President and Chief Executive Officer. Her appointment became effective on September 16, 2014. The Company’s Chief Innovation Officer and Chairman of the Board, who had previously served as the Company’s principal executive officer from May 1997 until March 2008, also served as the Company’s Acting CEO from the date of Mr. Alston’s departure until Ms. Mayer's appointment as President and Chief Executive Officer became effective.

●

Our former chief financial officer, Thomas Miller, is no longer employed by the Company. As reported by the Company in its Current Report on Form 8-K filed with the SEC on September 23, 2014, the Board appointed Brent Novak as the Company’s new Chief Financial Officer (“CFO”), effective September 23, 2014. Mr. Novak joined the Company as Senior Director, Finance in 2004 and served in that position until he became Vice President, Finance in 2006. From March 3, 2014 until his appointment as CFO, Mr. Novak served as our Acting CFO and Senior Vice President, Finance

●

We are developing and preparing to implement a training program, to be led by our CEO and CFO (and reinforced by senior accounting personnel with the appropriate level of expertise), for executives, finance and accounting personnel, operations personnel, sales personnel and other personnel involved in the sales process to enhance awareness and understanding of the Company’s revenue recognition policies and procedures, as well as the importance of financial reporting integrity and the Company’s Code of Conduct and Ethics Policy.

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

Sufficiency of Accounting Department Resources

●

We have enhanced and plan to continue to enhance the Company’s finance and accounting department staff, in terms of both number and competency of personnel and particularly in the area of revenue recognition. Specifically:

1.	We have hired four full-time revenue recognition accountants reporting to our Worldwide Revenue Manager. The Company also plans on hiring one additional revenue recognition accountant in 2014.

2.	We have hired an Assistant Corporate Controller to assist with the development of more effective accounting policies and procedures globally.

3.	We have hired a Director of Financial Reporting to lead and oversee our SEC reporting function.

4.	We have hired a new North American Controller to lead the accounting functions for the U.S. and Canada.

●

We will develop, implement and deliver to all existing and new accounting department personnel a technical revenue recognition training course led by our CFO and Corporate Controller, supplemented by outside experts as deemed appropriate.

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

●

We have implemented revised quarterly representations by our sales department personnel and other personnel involved in the sales process, including training of such personnel, to assist in evaluating compliance with the Company’s revenue recognition policies and procedures.

Manual Journal Entries

●

We are establishing and will document a more detailed accounting policy and procedures regarding (i) the documentation required to support manual journal entries and (ii) the storage of the supporting documentation for manual journal entries.

●	We are implementing a process to require accounting supervisors and/or managers to review and approve all manual journal entries and to ensure proper supporting evidence is maintained.

●	A manual journal entry log will be maintained and used to facilitate the controller level review of manual journal entries.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, the only changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting were the appointment of Bethany Mayer as the Company’s President and Chief Executive Officer, effective September 16, 2014, and the appointment of Brent Novak as the Company’s Chief Financial Officer, effective September 23, 2014.

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

ITEM 1A.   Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our 2013 Form 10-K and in certain of our other filings with the SEC. Except as set forth below, there have been no material changes to our risk factors previously disclosed in the 2013 Form 10-K.

Because we have regained compliance with the listing rule of The NASDAQ Stock Market (the “Nasdaq Listing Rule”) that requires us to timely file our periodic financial reports with the SEC, the risk factor in Part 1, Item 1A of our 2013 Form 10-K entitled “We have not been in compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Nasdaq’s requirements for continued listing and, as a result, our common stock may be delisted and suspended from trading on the Nasdaq Global Select Market” is no longer applicable.

Because, under the Indenture governing our Notes, we are no longer in default of our obligation to timely deliver to the Indenture trustee the reports that we file with the SEC and because, as discussed above, we have regained compliance with the Nasdaq Listing Rule, the risk factor in Part 1, Item 1A of our 2013 Form 10-K entitled “Because we are in default under the Indenture governing our Notes and are subject to potential delisting by Nasdaq, we may become subject to material financial obligations under the Indenture” is no longer applicable.

With regard to the risk factor in Part 1, Item 1A of our 2013 Form 10-K entitled, “If we fail to comply with certain covenants under our Credit Facility, any borrowings must be repaid, we may be prevented from further borrowing and/or the Credit Facility may be terminated by the lenders,” we note that due to our failure to comply with certain covenants under the Credit Facility, we are currently blocked from borrowing or obtaining letters of credit under the Credit Facility. The Credit Facility is also subject to termination under certain circumstances. To the extent the Credit Facility is not available to us in the future, other sources of capital, including any financing that may be required to repay or refinance our Notes (which mature in December 2015), may not be available or may be available only on unfavorable terms. Any difficulty in securing any required future financing could have a material adverse effect on our business and financial condition. For additional information regarding our Credit Facility and our Notes, see Note 5 to the condensed consolidated financial statements included in this Form 10-Q and “Liquidity and Financial Resources” in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

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

IXIA

Date:	November 6, 2014	By:	/s/ Bethany Mayer
Bethany Mayer President and Chief Executive Officer

Date:	November 6, 2014	By:	/s/ Brent Novak
Brent Novak Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Employment Offer Letter Agreement dated as of August 8, 2014 and effective as of August 13, 2014 between the Company and Bethany Mayer, as amended.

10.2	Letter Agreement effective August 4, 2014 between the Company and Brent Novak(1)

10.3	Employment Agreement entered into as of May 4, 2012 between the Company, as assignee of Anue Systems, Inc., and Alexander J. Pepe(2)

10.4	Amendment No. 1 to Employment Agreement entered into as of August 14, 2013 between the Company and Alexander J. Pepe(3)

10.5	Amendment No. 2 to Employment Agreement entered into as of October 24, 2013 between the Company and Alexander J. Pepe, as executed by the parties on August 5, 2014(4)

31.1*	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

**

The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, (iii) unaudited condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, and (v) notes to unaudited condensed consolidated financial statements.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on August 5, 2014.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on August 5, 2014.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on August 5, 2014.

(4)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on August 5, 2014.