Form 10-K
period 2014-12-31
IXIA
filed 2015-03-31
CIK 1120295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 30, 2014, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $669,981,749.

As of March 26, 2015, the number of shares of the Registrant’s Common Stock outstanding was 78,862,215.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 1, 2015 are incorporated by reference into Part III of this Annual Report.

IXIA

FORM 10-K

PART I

Item 1. Business

Overview

Ixia was incorporated in 1997 as a California corporation. Ixia provides application performance and security resilience network test and network visibility solutions that validate, secure, and optimize businesses’ physical and virtual networks. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on Ixia’s solutions to deploy new technologies and achieve efficient, secure, ongoing operation of their networks. Ixia's powerful and versatile solutions, expert global support, and professional services equip organizations to exceed customer expectations and achieve better business outcomes.

Application performance means successfully deploying applications across networks so that businesses’ customers enjoy a quality user experience. Security resilience means ensuring networks are durable against ever-growing IT security threats, so that businesses’ customers are confident their online experience is protected. Our product solutions consist of our high performance hardware platforms, software applications, and services, including warranty and maintenance offerings.

When asked, Ixia’s customers agree that two things are true: applications are the network, and security is critical. Ixia is committed to helping our customer’s networks perform at their highest level, so that end users get the best performing and most secure application experience.

The Company is headquartered in Calabasas, California with operations across the U.S. and the rest of the world.  Our revenues are principally derived from shipments within the U.S. and to the Europe, Middle East and Africa (EMEA) and Asia Pacific regions. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K (this “Form 10-K”) for entity-wide disclosures about products and services, geographic areas and major customers.

Ixia Solutions

Ixia is a leading provider of physical and virtual network application performance and security resilience solutions. Application performance and security resilience allow network operators to ensure that their priority network functions are validated, secured, and optimized through the network life cycle.

Ixia solutions help customers address three network goals:

●	Validate the network—test and confirm design in virtual and physical environments

●	Secure the network—assess and monitor security threats in real-world scenarios

●	Optimize the network—enhance application performance and visibility across the network

Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on Ixia’s solutions to deploy new technologies and achieve efficient, secure, ongoing operation of their networks. Our product solutions consist of our high performance hardware platforms, software applications, and services, including warranty and maintenance offerings.

Ixia's powerful and versatile solutions, expert global support, and professional services equip organizations to exceed customer expectations and achieve better business outcomes. Our solutions provide organizations with a complete understanding of its user behavior, security vulnerabilities, network capacity, application performance, and information technology (“IT”) resiliency. From the research labs to the network cloud, Ixia solutions ensure application performance and security resilience across network and data center infrastructure. No matter what profession or position in the world, connecting to networked applications quickly and securely – from any location – is paramount to success. The convergence of new technologies is complicating the IT landscape – smartphone ubiquity, cloud proliferation, challenges of big data, demands of the social consumer, pervasive cyber threats – intensifying the challenge of constantly, securely, and quickly connecting users to their applications. The delivery of communications and entertainment applications and services is moving to an always-connected, always-on paradigm. Ixia solutions battle-test wired networks, wireless networks and data center infrastructures, provide seamless access to network & application performance and enable IT leaders to run highly resilient, high performing networks.

Our solutions are scalable, easy-to-use, and adaptable, automatically providing companies with comprehensive coverage of the latest applications and security attacks in order to optimize performance and protect against threats. Our goal is to enhance application performance and security resilience by providing comprehensive, easy-to-use, and automated solutions that empower our customers to drive their business forward by taking the guesswork out of network reliability and the application services.

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

Our network visibility solutions intelligently connect data center and network infrastructure with monitoring solutions that ensure application performance and security resilience. Powered by an easy to use, drag-and-drop interface, our advanced packet processing technologies including filtering, load balancing, packet shaping, session correlation, application intelligence, and de-duplication improve the way our customers manage their data centers, prevent network application and service downtime, and maximize return on IT investment.

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

Our test systems can analyze each discrete packet of information, thereby allowing our customers to precisely measure the performance of their networks and individual network components. This precision allows customers to accurately measure critical quality of service parameters such as throughput, latency, loss, and jitter. It also verifies data integrity, packet sequencing throughout the network, and quality of service (QoS).

When used for realistic application sessions or conversations between network endpoints, our test systems emulate highly complex and specialized applications such as transferring electronic mail, browsing the Internet, conveying voice and video information, managing databases, and establishing wireless calls. This emulation allows our customers to accurately measure critical characteristics of their networks such as session setup rate, session tear down rate, and session capacity. By analyzing the content of these sessions, our customers can also accurately measure QoS and media quality.

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

●

Highly Modular Hardware Platform. We offer network test hardware platforms with interchangeable interfaces, using a common set of applications and Application Programing Interfaces (APIs). Our architectures enable the emulation of millions of network users on scalable platforms, with a mixture of both network and application layer traffic. These architectures offer our customers an integrated test environment that might otherwise require multiple products to cover the same test scenarios. We believe that our network test hardware platform solutions decrease the overall cost while increasing productivity and scalability, and reducing training requirements for our customers. Our network test hardware products consist of stackable and portable chassis which, depending on the chassis model, can be configured with a mix of interface cards. This modular design allows our customers to quickly and easily create realistic, customized test configurations. Our open architecture accelerates the integration of additional network technologies into existing systems through the addition of new interface cards and distributed software. Our modular approach to network visibility allows customers to increase port density, add higher speed links, and/or advanced features – helping customers to future proof their network monitoring and visibility investments.

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

●

Automation. Our systems make it easy to create automated tests and network monitoring rules that can run unattended. We offer our customers a growing library of automated tests and monitoring automation scripts that simplify and streamline the test and monitoring processes. The automated tests are repeatable and the results are presented in a structured format for easy analysis. Ixia offers “Click-Thru Automation” that records and repeats interactive operation, providing automation without programming. In addition, Ixia's Tool Command Language (Tcl) API is a comprehensive programming interface to our hardware, as well as to our software applications. The Tcl API enables libraries of automated scripts to be quickly built with specificity to a customer's environment. We also offer a utility that exports configurations created in our graphical user interface (GUI) as Tcl scripts. Our visibility solutions can be automated and integrated with monitoring tools using our RESTful API.

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

●

Intelligent. Our products and solutions are designed with high processing capability and intelligence leveraging the deep technical prowess and engineering capabilities at Ixia. These intelligence capabilities manifest themselves in our products in the form of protocol awareness, application context and knowledge of security threat vectors. Ixia continues to be a leader in the market through innovation by making our products more application and security aware and intelligent through analytics so that our customers are presented with relevant and actionable information whether it be test results in a lab environment or resiliency reports for some network equipment or real-time application flow data being sent to a monitoring & security analysis tool.

Ixia Business Strategy

Our goal is to enable seamless performance, resilience and reliability in application and service delivery over networks by providing the most comprehensive, insightful and easy-to-use test, security and visibility solutions in the industry. Over the past few years, Ixia has taken a number of significant actions to acquire technology and talent that has positioned the Company as a preeminent provider of network test, security and visibility solutions. This has been accomplished by growing our portfolio of products and addressable markets through acquiring technologies, businesses, and assets; expanding our international presence, sales channels and customer base; continuing to deliver high quality products and support to our customers; and developing our employees. Key elements of our strategy to achieve our objective include the following:

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

●

Expand International Market Presence. We will further pursue sales in key international markets, including EMEA, and the Asia Pacific region. In order to pursue sales in these markets, we intend to develop and expand our relationships with key customers, partners, resellers and distributors, as well as expand our direct sales and marketing presence within these markets.

●

License and Acquire New Products. We will continue our strategy of acquiring products in key technologies that expand our product offerings, address customer needs, and enhance the breadth of our evolving product portfolio. To expand our product portfolio, we may partner with industry leaders, acquire or license technology assets, or acquire other companies.

We have made several acquisitions throughout our existence which has expanded our product portfolio and end customer base, and increased our overall total addressable market. Our recent acquisition history includes the following:

●

In July 2011, we acquired VeriWave, Inc. (“VeriWave”), a performance testing company for wireless LAN (WLAN) and Wi-Fi enabled smart devices. This acquisition expands our portfolio of supported network media and addresses the need for an end-to-end solution that completely tests converged Wi-Fi, wired, 3G, and 4G/LTE ecosystems.

●

In June 2012, we acquired Anue Systems, Inc. (“Anue”). Anue solutions provide visibility into live networks and the applications running within them in order to efficiently aggregate and filter traffic. With this acquisition, we have expanded our addressable market, broadened our product portfolio and grown our customer base.

●

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

●

In December 2013, we acquired Net Optics, Inc. (“Net Optics”). Net Optics is a leading provider of total application and network visibility solutions. The acquisition of Net Optics solidifies our position as a market leader with a comprehensive product offering including network packet brokers, physical and virtual taps and application aware capabilities. The acquisition has expanded our product portfolio, strengthens our service provider and enterprise customer base and broadens our sales channel and partner programs.

Customers

Today’s networks and data centers are continuously improving their performance and scale in order to accommodate the plethora of applications and services we now rely upon to do business, communicate, capture memories, plan, travel, and more. Applications drive network capacity, influence quality of experience, introduce potential vulnerabilities, and lead to more innovations. Every organization from device manufacturers, to service providers, to enterprise and government organizations seeks to optimize networks and data centers in order to accelerate, secure, and scale the delivery of these applications.

Ixia’s solutions provide the insight needed for organizations to make real-time decisions that optimize performance, harden security and increase the scalability of networks facing constantly changing requirements. The Ixia line of hardware, software, and other services cater to the needs of Network Equipment Manufacturers (NEMs), Service Providers, and Enterprise and Government organizations. Ixia solutions provide an end-to-end approach for our customers to test devices and systems prior to deployment, validate the performance and security of networks and data centers after every change, and help them continuously monitor network application and security behavior to manage performance.

We provide solutions and services to each of our customer segments, including those set forth below:

●

NEMs. NEMs provide voice, video, and data and service infrastructure equipment to customer network operators, service providers, and network users. Such users require high standards of functionality, performance, security, and reliability. To meet these higher standards, NEMs must ensure the quality of their products during development and manufacturing (prior to deployment). Failure to ensure the consistent functionality and performance of their products may result in the loss of customers, increased research and development costs, increased support costs, and losses resulting from the return of products. NEMs, for example, use our network test systems to run large-scale subscriber and service emulations, generating extreme traffic loads to verify the performance and capacity of their wired and wireless devices prior to deployment in production networks. Our systems are also used by NEMs in the sales and acceptance process to demonstrate to their customers (e.g., service providers and enterprises) how the NEMs’ products will operate under real-world conditions. In addition, our conformance test suites are used by NEMs to ensure that their devices conform to published standards – ensuring that they will be interoperable with other equipment. These equipment manufacturers are also, in many cases, large enterprises and therefore have the same challenges that can be met using our assessment and monitoring solutions within their own internal network.

●

Service Providers. Service providers seek to deliver a growing variety of high quality, advanced network services ranging from traditional telecommunications and Internet services, to social networking, cloud storage, and entertainment streaming. Failure to provide a quality experience to the end user can be costly through high subscriber churn rates and reduced revenues. To ensure quality of experience and service assurance, service provider R&D and network engineering groups must verify the performance and functionality of staged networks during equipment selection and network design, prior to deployment and after any change to the production network. Service providers also use our network test systems to emulate millions of mobile (3G/4G/LTE) subscribers to realistically predict end-user quality of experience delivered by providers’ infrastructure and services. Service providers must also ensure security for customers and their own networks, as the keepers of vast amounts of business and personal data. And finally, service providers depend on our monitoring solutions to filter application traffic in order to prioritize, de-duplicate, and optimize wired and wireless data streams.

●

Enterprises and Government. Enterprise and government organizations depend on their networks and data centers to get business done, and they devote enormous resources to ensure applications and services run optimally and securely. These customers rely on our solutions to help evaluate equipment during selection, optimize and harden their network designs in labs prior to roll-out, and once rolled out, continuously monitor the production network to ensure optimal performance and security of the contents flowing through it. Notably, organizations must always be vigilant against the impact of security threats to its business critical network. Using our solutions, they consistently ensure their network and data center are optimized and resilient. Our security solutions are also used by major organizations to train their staff on the new generation of “cyber warfare and mitigation techniques” to recognize and defend against massive cyber-attacks.

During the year ended December 31, 2014, we received orders from approximately 2,400 new and existing end customers. Based on product shipments for the year ended December 31, 2014, our significant customers by category included:

●	Leading NEMs such as Cisco Systems, Alcatel-Lucent, Juniper Networks and Dell;

●	Voice, broadband and/or wireless service providers such as AT&T, NTT and Verizon;

●	Enterprises such as Microsoft, Amazon, JP Morgan and Wells Fargo; and

●	Government contractors, departments and agencies such as Boeing, the U.S. Air Force and the U.S. Army.

Since our incorporation in May 1997 through December 31, 2014, we have shipped our systems to over 6,000 end customers. No customer other than Cisco Systems and AT&T have accounted for more than 10% of our total revenues over the past three years. Cisco Systems accounted for 10.6% of our total revenues in 2013 and 13.5% of our total revenues in 2012. AT&T accounted for 14.3% of our total revenues in 2013. See Note 5 to the consolidated financial statements included in this Form 10-K for entity-wide disclosures about products and services, geographic areas and major customers.

We do not have long-term or volume purchase contracts that commit our customers to future product purchases, and as a result our customers may reduce or discontinue purchasing from us at any time.

Backlog

Backlog consists of purchase orders that we have received and accepted for products and services. Our backlog includes orders for products scheduled to be shipped and for services scheduled to be delivered to our resellers and customers within 90 days. Purchase orders for products are generally shipped within 90 days after acceptance, unless a later shipment date is requested by the reseller or customer. Services are performed in accordance with our contractual commitments to our customers. Our backlog at December 31, 2014 was approximately $38.9 million, compared with a backlog of approximately $13.6 million at December 31, 2013.

We typically ship our products within the quarter in which the related product orders are received. A substantial portion of our orders is received during the last month of the quarter, and a significant percentage of those orders is received during the last week of that month.

Because our product shipments in any quarter may be affected by our customers’ rescheduling of product delivery dates and changes in and cancellations of orders by our customers (which changes and cancellations can usually be effected prior to shipment without significant penalty), and because a significant portion of our revenue in a quarter is attributable to product orders shipped in the same quarter during which they are received, we do not believe that the amount of our backlog, as of any particular date, is necessarily a meaningful indicator of our future business prospects or financial performance.

Although it is generally our practice to ship and bill for products shortly following our acceptance of an order, we from time to time exercise discretion over the timing of certain product shipments, which can increase or decrease the amount of our backlog and affect the timing of revenue recognition for such shipments. In such cases, we may consider a number of factors, including the degree to which we have achieved our business objectives for the quarter, especially with respect to product orders received late in a quarter. We may also consider our manufacturing and operational capacity to fulfill product orders, delivery dates requested by our resellers and customers, our contractual obligations to our resellers and customers, and the creditworthiness of our resellers and customers. Our ability to ship products shortly following our acceptance of an order may also be adversely impacted by the time required to comply with applicable export laws and regulations.

Timing of revenue recognition for services may vary depending on the contractual service period or when the services are rendered. All or a portion of the revenue attributable to an order for the performance of services over multiple years is generally treated as deferred revenue providing it has been invoiced at the end of a quarter.

Product Technology

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

Complex Logic Design. Our systems use FPGAs that are programmed by the host computer and therefore can be reconfigured for different applications. Our newest products have high clock frequencies, which are the timing signals that synchronize all components within our system, and logic densities, which are the number of individual switching components, or gates, of more than four million gates per chip. Our customers may obtain updates and enhancements from our website, thereby allowing rapid updates of the system. Almost all of our logic chips are designed in the hardware description language known as VHDL, which is a unique programming language tailored to the development of logic chips. This language enables the easy migration of the hardware design to application specific integrated circuits as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design, which comprises a critical portion of our intellectual property. This reusable technology allows us to reduce the time-to-market for our new and enhanced products.

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

Products and Services

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

Our primary 12-slot network test chassis (e.g., XGS12 and XG12) provides a high-density, highly-flexible test platform. Operating in conjunction with our software applications, our chassis provide the foundation for a complete, high-performance test environment. A wide array of interface cards is available for our primary chassis. The 12-slot Ixia chassis supports up to 192 Gigabit ports, 384-10GE ports, 48-40GE ports and 24-100GE ports. These interface cards provide the network interfaces and distributed processing resources needed for executing a broad range of data, signaling, voice, video, and application testing for layers 1-7 of the network stack. Each chassis supports an integrated test controller that manages all system and testing resources. Resource ownership down to a per-port level, coupled with hot-swappable interface modules, ensures a highly-flexible, multi-user testing environment. Backward compatibility is maintained with key existing Ixia interface cards and test applications to provide seamless migration from and integration with existing Ixia test installations.

We offer a number of interface cards that operate at speeds of up to 400 gigabits per second. Each one of our interface cards contains multiple independent traffic generation and analysis ports that operate at line rate. Each port on most interface cards has a unique transmit stream engine that is used to generate packets of information and a real-time receive analysis engine capable of analyzing the packets as they are received. The transmit stream engine generates millions of data packets or continuous test sequences at line rate that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Most of our current generation interface cards also include a microprocessor per port to generate and analyze sophisticated routing protocols, such as BGP and MPLS, as well as application traffic such as TCP/IP, HTTP and SSL. Certain of our application and security load modules can recreate more than 35,000 attacks, including exploits, malware, denial of service (DoS), and mobile malware. These load modules provide application and threat assessment solutions at Internet-scale, and create massive-scale, high fidelity simulation and testing conditions for battle-testing infrastructures, devices, applications, and people.

 We offer a comprehensive suite of software applications in conjunction with our network test hardware platforms to address specific technologies. These applications measure and analyze the performance, functionality, interoperability, service quality, and conformance of networks, network equipment and applications that run on these networks. These applications enable network equipment manufacturers, service providers, enterprises and governments to evaluate the performance of their equipment and networks during the design, manufacture and pre-deployment stages, as well as after the equipment is deployed in a network. Our technology-specific application test suites are targeted at a wide range of popular application and security performance and conformance requirements across various protocols, interfaces and types of devices. These include automated and targeted delivery, functionality and performance test for technologies and devices including storage, video, voice, intelligent networks, specific applications, routing, switching, WiFi, broadband, wireless, software defined networks and virtual networks and functions. All of these technologies are used in variety of situations including (but not limited to) R&D test environment, change management and scenario planning for production networks.

Ixia also develops virtual versions of its core network test designed to test virtual assets and environments using its trusted technologies that have been used for testing hardware-based network equipment for a decade. These products help accelerate the development of our customer’s virtual products and allow enterprises, service providers and governments to quantify its benefits by using Ixia’s trusted technologies.

Our network visibility products improve the way our enterprise, service provider, and government customers manage their data centers, save valuable IT time, and maximize return on IT investments. Ixia network visibility solutions revolutionize the way customers monitor their network - enabling complete network visibility into physical and virtual networks, and optimizes monitoring tool performance whether out-of-band or in-line.  Our network visibility platform ranges from network access (TAPs), to solution-specific appliances for smaller implementations to a 100GE, high-density NEBS3 compliant chassis designed for large and complex data centers.  These products help our customers monitor their rapidly growing number of 1GE, 10GE, 40GE and 100GE ports with existing monitoring tools.  Sales of our network visibility products typically consist of an integrated, purpose-built hardware appliance with proprietary software which includes patented filtering and content handling technology that ensures each monitoring tool gets exactly the right data needed for analysis, all powered by the easy to use, drag-and-drop management system.  We also offer advanced processing modules that easily slide into certain of our appliances for additional advanced intelligence and functionality including de-duplication, packet slicing and time-stamping. Our latest advanced feature module is the Application and Threat Intelligence Processor (ATIP) that delivers real-time application data to monitoring tools to allow customers to make better decisions with respect to identifying unknown network applications, and threats to network infrastructure from suspicious applications and locations.

In addition to our core network visibility functionality, we also have a number of available features that give customers greater flexibility and intelligence for their network visibility implementations. Customers can deploy our network visibility solutions not only out-of-band in physical networks, but in-line for security applications and in virtual environments with our in-line technologies and Phantom virtual TAP software application, respectively. Another example is the GTP Session Controller that intelligently manages high-scale, session-aware, mobility load balancing deployments. In addition, our ControlTower solution allows customers to deploy, manage and maintain distributed implementations with ease.

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

Our technical support and software maintenance services also include our Application and Threat Intelligence (ATI) service for our application and security platforms, which provides a comprehensive suite of application protocols, software updates and responsive technical support. The ATI subscription service provides full access to the latest security attacks and application updates for use in real-world test and assessment scenarios. Our customers may choose to purchase the ATI service for annual or multi-year periods.

Products in Development

We continue to develop our IP testing capabilities, and we intend to remain focused on improving our position in performance, security, monitoring, functional, interoperability, service quality and conformance in several technology areas. Our product development teams have deep networking, applications and security expertise and understand the incredibly diverse set of problems our customers need to solve today as well as new challenges customers will face as network technologies evolve. Our teams constantly work to improve current solutions as well as push forward into new areas relevant to the markets in which we compete. These technologies include a host of networking, application and security technologies and protocols ranging from faster speeds like 400 GE and beyond to software defined networking and network functions virtualization, to old and new protocols that allow the data to traverse those environments.

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

Sales, Marketing and Technical Support

Sales. We use our global direct sales force to market and sell our products and solutions. In addition, we use distributors, value added resellers, system integrators and other partners to complement our direct sales and marketing efforts for certain vertical and geographical markets. We depend on many of our distributors, resellers and other partners to generate sales opportunities and manage the sales process. Our direct sales force maintains close contact with our customers and supports our distributors, resellers and other partners. Another key component of our go-to-market strategy for certain products is strategic relationships with technical partners. These technical partners consist of network monitoring and management companies, including Computer Associates, IBM, Network Instruments, Riverbed, HP, ArcSight, and others to complement their monitoring solutions. We work with technical partners in two main ways: (i) through customer referrals and recommendations and (ii) through automation integration/interoperability that provides a differentiated solution for our customers.

Marketing. We have a number of ongoing programs to support the sale and distribution of our products and solutions and to inform existing and potential customers, partners and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business by:

●	Sponsoring technical seminars and webinars that highlight our solutions,

●	Participating in industry trade shows and technical conferences,

●	Writing and distribution of various forms of collateral, including brochures, white papers, solution briefs and application notes,

●	Demonstrating the performance and scalability of our products at our iSimCity proof-of-concept labs,

●	Communicating through our corporate website and various social media outlets, such as LinkedIn, Twitter and our corporate blog, and

●	Writing articles for online and print trade journals.

Ixia Technical Support. Our global team of Technical Support and Field Engineers have a high level of networking and product expertise. We enable our customers to make the best use of Ixia products to accomplish their goals, help answer questions and resolve issues they encounter, and minimize downtime. Customers can reach the Ixia Technical Support Team by phone, email, or website. We have regional support offices in the United States, Europe, and multiple countries in Asia.

Support services our team provides for our customers include:

●	Assist new customers with product installation and licensing,

●	Provide configuration assistance and expert advice on best practices,

●	Investigate user issues and work to quickly resolve them,

●	Quickly respond to reported hardware failures and repair or replace as needed, and

●	Provide access to our self-service portal where customers can report new cases and access our extensive knowledge base articles.

We also offer premium support options for customers who require even higher levels of service. This past year we have invested in new case management and support phone systems to increase our capability to respond quickly, route customers to the best person, and effectively manage their requests globally.

Manufacturing and Supply Operation

Our manufacturing and supply operations consist primarily of supply chain management, procurement, quality control, logistics, final assembly, configuration testing, fulfillment and logistics. We outsource the manufacture, assembly and testing of printed circuit board assemblies, certain interface cards and certain chassis to third party contract manufacturers and assembly companies, the most significant of which are located in Malaysia. This manufacturing process enables us to operate without substantial space and personnel dedicated to solely manufacturing operations. As a result, we can leverage a significant portion of the working capital and capital expenditures that may be required for other operating needs.

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

We plan to continue to make significant investments in research and development, including investments in certain product initiatives. Our research and development expenses were $115.2 million in 2014, $117.5 million in 2013, and $98.2 million in 2012. These expenses included stock-based compensation expense of $6.8 million in 2014, $8.1 million in 2013 and $6.2 million in 2012.

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

Employees

As of December 31, 2014, we had 1,755 full time employees, 909 of whom were located in the U.S. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing, and senior management personnel. Our employees are not represented by any labor unions, and we consider our relations with our employees to be good.

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

If we are unable to successfully develop or introduce new products to keep pace with the rapid technological changes that characterize our market, our revenues and results of operations will be significantly harmed

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

Our performance will depend on our successful development and introductions and on market acceptance, of new and enhanced products that address new technologies and changes in customer requirements. If we experience any delay in the development or introduction of new products or enhancements to our existing products, our revenues and operating results may suffer. For instance, undetected software or hardware errors, which frequently occur when new products are first introduced, could result in the delay or loss of market acceptance of our products and the loss of credibility with our customers. In addition, if we are not able to develop, or license, or acquire from third parties, the underlying core technologies necessary to create new products and enhancements, our existing products are likely to become technologically obsolete over time and our revenues and operating results will suffer. If the rate of development of new technologies and transmission protocols by our customers is delayed, the growth of the market for our products and therefore our revenues and operating results may be harmed.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technology and market trends. We cannot be certain that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely or cost-effective basis. Further, we cannot be certain that our new products will gain market acceptance or that we will be able to respond effectively to technological changes, emerging industry standards or product announcements by our competitors. If we fail to respond to technological change and the needs of our markets, our revenues, results of operations and competitive position will suffer.

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

Because we depend on a limited number of customers for a significant portion of our revenues, any cancellation, reduction or delay in purchases by one or more of these customers could significantly harm our revenues and results of operations

Historically, a small number of customers has accounted for a significant portion of our total revenues. Sales to our two largest customers, Cisco Systems and AT&T, accounted for 14.8% of our total revenues in 2014, 24.9% of our total revenues in 2013 and 20.9% of our total revenues in 2012. We expect that some customer concentration will continue for the foreseeable future and that our operating results will continue to depend to a significant extent upon revenues from a small number of customers. Our dependence on large orders from a limited number of customers makes our relationships with these customers critical to the success of our business. We cannot be certain that we will be able to retain our largest customers, that we will be able to increase our sales to our other existing customers or that we will be able to attract additional customers. From time to time, we have experienced delays and reductions in orders from some of our major customers. In addition, our customers have sought price reductions or other concessions from us and will likely continue to do so. We typically do not have long-term or volume purchase contracts with our customers, and our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to one of these customers, our inability to successfully develop and maintain relationships with existing and new large customers, or requirements that we make price reductions or other concessions could significantly harm our revenues and results of operations.

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

Our restatements in 2013 and 2014 of certain of our prior period consolidated financial statements may affect shareholder confidence, may consume a significant amount of our time and resources, and may have a material adverse effect on our business and stock price

As discussed in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) and Quarterly Reports on Form 10-Q/A for the first and second quarterly periods of 2013 (together, the “Amended Quarterly Reports”), we restated in such filings certain prior period consolidated financial statements to correct errors in the timing of when revenue was recognized and errors in stock-based compensation expense related to certain performance based equity awards. The restatements also included the correction of errors related to the income tax effects of the above errors as well as the correction of certain other income tax items.

We cannot be certain that the measures we have taken since we completed the restatements will ensure that restatements will not occur in the future. The restatements may affect investor confidence in the accuracy of our financial statements and disclosures, may raise reputational issues for our business and may result in a decline in our share price and related shareholder lawsuits. These risks may be heightened due to our having restated certain prior period financial statements in two consecutive years. We are currently a party to two shareholder lawsuits relating to the restatement in our 2012 Form 10-K of certain of our prior period consolidated financial statements.

The restatement in June 2014 of our previously filed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013 was resource-intensive and involved a significant amount of internal resources, including attention from management, and significant legal and accounting costs. Although we have now completed these restatements, we cannot guarantee that we will not receive further inquiries from the Securities Exchange Commission (the “SEC”) or The Nasdaq Stock Market (“Nasdaq”) regarding our restated financial statements or matters relating thereto or that our restated financial statements for the quarterly periods will not become the subject of additional shareholder lawsuits. Any future inquiries from the SEC or Nasdaq as a result of our 2013 and 2014 restatements of certain of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs. We are currently subject to a shareholder class action and a consolidated shareholder derivative action, as well as a pending SEC investigation, as described below under “We are subject to a shareholder class action and a consolidated shareholder derivative action, as well as a pending SEC investigation, and these lawsuits and investigation and any future such lawsuits and investigations may adversely affect our business, financial condition, results of operations and cash flows.”

Each of these risks described above could have a material adverse effect on our business, results of operations and financial condition.

We cannot assure investors that we will be able to fully address the three material weaknesses in our internal controls that existed at December 31, 2014, or that remediation efforts will be fully effective or will prevent future material weaknesses

Although we remediated one of the four material weaknesses in 2014 related to our internal controls that existed as of December 31, 2013 and that were reported in our Annual Report on Form 10-K for the year ended December 31, 2013, our management has identified, and we have disclosed in this Form 10-K, control deficiencies in our financial reporting process that, as of December 31, 2014, constituted three material weaknesses in our internal controls. These three material weaknesses, which relate to our control environment and monitoring, revenue recognition and manual journal entries, also existed at December 31, 2013. In 2014, we initiated certain measures to remediate these weaknesses, and we plan to implement in 2015 additional appropriate measures as part of this effort. There can be no assurance, however, that we will be able to fully remediate our existing material weaknesses or that the implementation of our planned remedial measures will fully remediate or prevent these weaknesses from re-occurring in the future.

These material weaknesses, together with our one remediated material weaknesses, contributed to our need to restate in June 2014 our condensed consolidated financial statements for the quarters ended March 31, 2013 and June 30, 2013. They also contributed to our inability to timely file with the SEC our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2013, March 31, 2014, and June 30, 2014, and our Annual Report on Form 10-K for the years ended December 31, 2014 and 2013.

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

Our quarterly and annual operating results have historically fluctuated or may fluctuate significantly in the future as a result of new product introductions, changes in judgments or estimates, and/or other factors, which fluctuations could cause our stock price to decline significantly

Our quarterly and annual operating results have historically fluctuated or may fluctuate significantly in the future as a result of new product introductions, changes in judgments or estimates, and/or other factors, which fluctuations could cause our stock price to decline significantly.

Our quarterly and annual operating results are difficult to predict and have fluctuated and may fluctuate significantly due to a variety of factors, many of which are outside of our control. Some of the factors that could cause our quarterly and annual operating results to fluctuate include the other risks discussed in this “Risk Factors” section. We may experience a shortfall or delay in generating or recognizing revenues for a number of reasons. Orders on hand at the beginning of a quarter and orders generated in a quarter do not always result in the shipment of products and the recognition of revenues for that quarter. For example, the deferral or cancellation of or failure to ship products by the end of the quarter in which they are ordered or our inability to recognize revenue for products shipped in a quarter due to nonstandard terms in our sales arrangements may adversely affect our operating results for that quarter. Our agreements with customers typically provide that the customer may delay scheduled delivery dates and cancel orders prior to shipment without significant penalty. Because we incur operating expenses based on anticipated revenues and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our results of operations.

In addition, a significant portion of our orders generated and product shipments in each quarter occurs near the end of the quarter. Since individual orders can represent a meaningful percentage of our revenues and net income in any quarter, the deferral, or cancellation of, or failure to ship, an order in a quarter, may result in a revenue and net income shortfall, which could cause us to fail to meet securities analysts’ expectations, our business plan projections, or financial guidance provided by us. Revenue and net income shortfall of this type, in any given quarter, may also increase the amount our revenues and net income in future periods.

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

We are subject to a shareholder class action and a consolidated shareholder derivative action, as well as a pending SEC investigation, and these lawsuits and investigation and any future such lawsuits and investigations may adversely affect our business, financial condition, results of operations and cash flows

We and certain of our current and former executive officers and directors are defendants in a federal securities class action lawsuit and in a shareholder derivative action. These lawsuits and the SEC investigation are described in Part I, Item 3 “Legal Proceedings” in this Form 10-K. These matters may divert our attention from our ordinary business operations, and we may incur significant expenses associated with them (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to or involved in such matters). We are unable at this time to predict the outcome of our potential liability in these matters, including what, if any, action the SEC might take in connection with the matters that are the subject of its investigation. Depending on the outcomes of the class action lawsuit and of the SEC investigation, we may be required to pay material damages and fines, consent to injunctions on future conduct, and/or suffer other penalties, remedies, or sanctions. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, cash flows, liquidity and ability to meet our debt obligations and, consequently, could negatively impact the trading price of our common stock. In addition, there is the potential for additional shareholder litigation and/or governmental investigations and we could be similarly materially and adversely affected by such matters. Any existing or future shareholder lawsuits and governmental investigations and/or any future governmental enforcement actions could also adversely impact our reputation, our relationships with our customers, and our ability to generate revenue.

The loss of any of our key personnel could significantly harm our business, results of operations and competitive position

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

If we are unable to expand and maintain our sales and distribution channels or are unable to successfully manage our expanded sales organization, our revenues and results of operations will be harmed

Historically, we have relied primarily on a direct sales organization, supported by distributors, resellers and other partners, to sell our products. We may not be able to successfully expand our sales and distribution channels, and the cost of any expansion may exceed the revenues that we generate as a result of the expansion. To the extent that we are successful in expanding our sales and distribution channels, we cannot be certain that we will be able to compete successfully against the significantly larger and better-funded sales and marketing operations of many of our current or potential competitors. In some cases, we may grant exclusive rights to certain distributors to market our products in their specified territories. Our distributors may not market our products effectively or devote the resources necessary to provide us with effective sales, marketing and technical support. In the past, we have had distributors who entered bankruptcy or who performed poorly and were therefore terminated as distributors of our products. Moreover, if we terminate a distribution relationship for performance-related or other reasons, we may be subject to wrongful termination claims which may result in material litigation and could adversely impact our profitability. Our inability to effectively manage the expansion of our sales and support staff, or to maintain existing or establish new relationships with successful distributors and partners, would harm our business, revenues and results of operations.

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

Some key components in our products come from sole or limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products

We and our contract manufacturers currently purchase a number of key components used to manufacture our products from sole or limited sources of supply for which alternative sources may not be available. From time to time, we have experienced shortages of key components, including chips, oscillators, memory devices and optical modules. We and our contract manufacturers have no guaranteed or long-term supply arrangements for these or other components, including FPGAs and NPs, which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required. Financial or other difficulties faced by our suppliers or significant changes in market demand for necessary components could limit the availability to us and our contract manufacturers of these components. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales.

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

Our reported financial results could suffer if there is an impairment of goodwill or acquired intangible assets

We are required (i) to test annually, and review when circumstances warrant, the value of our goodwill associated with acquisitions, and (ii) to test the value of our acquisition-related intangible assets when circumstances warrant determining if an impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the applicable carrying amount exceeds (i) the implied fair value of the goodwill or (ii) the estimated fair value of acquired intangible assets would be recognized. This would result in an incremental charge for that quarter which would adversely impact our earnings for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our Common Stock falls below the carrying value of our net assets for a sustained period. The recent economic downturn contributed to extreme price and volume fluctuations in global stock markets that reduced the market price of many technology company stocks, including ours. Such declines in our stock price or the failure of our stock price to recover from these declines, as well as any marked decline in our level of revenues or profit margins increase the risk that goodwill may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of our goodwill or acquired intangible assets.

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

We have outstanding debt under our Convertible Notes and our Credit Facility and may incur other debt in the future, which could adversely affect our financial condition, liquidity, and results of operations

On December 7, 2010, we issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes (the “Convertible Notes”) due December 15, 2015 unless earlier repurchased or converted. On March 2, 2015, we entered into a credit agreement establishing a senior secured credit facility (the “Credit Facility”) with certain institutional lenders. The credit agreement provides for a (i) term loan in the aggregate principal amount of $40.0 million, which was advanced to us on March 3, 2015, and (ii) revolving credit facility in an aggregate amount of up to $60.0 million. We may in the future borrow amounts under the revolving credit facility or any other credit facilities that we may obtain and use the proceeds to fund working capital needs and capital expenditures and for other general corporate purposes, including acquisitions, stock repurchases and any partial refinancing of our Convertible Notes. Increases in our aggregate levels of debt may adversely affect our operating results and financial condition by, among other things:

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

Servicing our existing debt under our Convertible Notes due in December 2015 and the Credit Facility we established in March 2015, as well as any future debt, requires a significant amount of cash, and we may not have sufficient cash flow from our business or from other available sources to service our existing debt or debt we may incur in the future, which would materially and adversely affect our business and financial condition

Our ability to make scheduled payments of principal, to pay interest on, and/or to refinance our existing or any new indebtedness, including without limitation our Convertible Notes in the aggregate principal amount of $200.0 million that are due to be paid on December 15, 2015, and indebtedness under the Credit Facility we established in March 2015, will depend on our future performance, which is subject to economic, financial, competitive, and other factors, many of which are beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our existing and any new indebtedness and to make necessary capital expenditures. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as restructuring debt, obtaining additional equity capital on terms that may be onerous or highly dilutive, or selling assets. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default under current and any future debt obligations. As a result, our business and financial condition could be materially and adversely affected.

If we fail to comply with certain covenants under our Credit Facility, any borrowings must be repaid, we may be prevented from further borrowing and/or the Credit Facility may be terminated by the lenders

Our Credit Facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of certain of our subsidiaries to incur indebtedness, and requires us to maintain compliance with specified financial ratios. The financial covenants in the related credit agreement require us to maintain a minimum consolidated fixed charge ratio, a maximum consolidated senior leverage ratio, a maximum consolidated total leverage ratio and to meet certain liquidity requirements. The credit agreement that provides for our Credit Facility also requires us, among other things, to timely deliver certain financial statements to the lenders. Our failure to comply with such covenants or any other breach of the credit agreement could cause a default under the credit agreement. We may then be required to repay borrowings under the Credit Facility with capital from other sources. We could also be blocked from borrowing or obtaining letters of credit under the Credit Facility, and the credit agreement could be terminated by the lenders. Under these circumstances, other sources of capital, including any financing that may be required to repay or refinance our Convertible Notes (which mature in December 2015), may not be available or may be available only on unfavorable terms. In the event of a default, it is possible that our assets and certain of our subsidiaries’ assets may be attached or seized by the lenders. Any failure by us to comply with the covenants or other provisions of the credit agreement or any difficulty in securing any required future financing and any such seizure or attachment of assets could have a material adverse effect on our business and financial condition.

In the event of any fundamental change that triggers the requirement under the Indenture that we offer to repurchase our Convertible Notes, we may not have the funds necessary to repurchase them

The terms of our Convertible Notes require us to offer to repurchase them for cash in the event of a fundamental change (such as a change in control event or if our Common Stock ceases to be listed or quoted on any of the New York Stock Exchange, the Nasdaq Global Select Market or the Nasdaq Global Market or any of their respective successors). A non-stock takeover of our company may also trigger the requirement that we repurchase the Convertible Notes. In any the event of such a fundamental change, there can be no assurance that we will have sufficient financial resources, or would be able to arrange financing, to pay in cash the fundamental change purchase price in full for any Convertible Notes that are surrendered by the holders. Our failure to repurchase Convertible Notes would result in a default under the Indenture, which could result in acceleration of our Convertible Notes and in defaults under any then-existing agreements governing any other indebtedness of the Company. In addition, the terms of any credit facility that exists at the time of any fundamental change may limit our ability to utilize the facility to pay the fundamental change purchase price.

The issuance of shares of our Common Stock in any equity offering by the Company or upon any conversion of our Convertible Notes or of any other convertible debt that we may issue in the future, would dilute the ownership interest of our existing shareholders

The issuance of shares of our Common Stock in any equity financing by us or upon conversion of our Convertible Notes or any other convertible debt we may issue in the future, would dilute the ownership interests of our existing shareholders. Any sales in the public market of our Common Stock issuable in any such financing or upon any such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Convertible Notes or other convertible debt may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our Common Stock.

Our investment portfolio may become impaired by deterioration of the financial markets

We follow an established investment policy and set of objectives designed to preserve principal and liquidity, to generate a market return given the policy’s guidelines and to avoid certain investment concentrations. The policy also sets forth credit quality standards and limits our exposure to any one non-government issuer. Our investment portfolio as of December 31, 2014 consisted of money market funds, U.S. Treasury, government agency debt securities and corporate debt securities.

These investments are classified as available-for-sale and are recorded on our consolidated balance sheets at fair value. Although our investment portfolio’s amortized cost approximated fair value as of December 31, 2014, we cannot predict future market conditions or market liquidity, or the future value of our investments. As a result, we can provide no assurance that our investment portfolio will not be impaired in the future and that any such impairment will not materially and adversely impact our financial condition, results of operations and cash flows.

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

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of the effectiveness of our internal control over financial reporting, have required, and continue to require, the commitment of significant financial and managerial resources. To the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement (such as the material weaknesses, discussed in Item 9A herein, that existed as of December 31, 2014), we may have to incur additional costs and divert management’s time and attention.

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

Compliance with recently adopted rules of the SEC relating to “conflict minerals” may require us and our suppliers to incur substantial expense and may limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products

In 2012, the SEC adopted disclosure requirements under Section 1502 of the Dodd-Frank Act, regarding the source of certain conflict minerals for issuers for which such conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer, which are mined from the Democratic Republic of Congo (“DRC”) and adjoining countries. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” Because Ixia contracts to manufacture products which may contain tin, tantalum, tungsten, or gold, we will be required under these rules to determine whether those minerals are necessary to the functionality or production of our products and, if so, the rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the DRC or an adjoining country (collectively referred to as “covered countries”). The time required to be spent by our management and the management of our suppliers in this endeavor could be significant. There may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. There can be no assurance that these costs will not have an adverse effect on our business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2014, our leased and owned properties in total provided us with aggregate square footage of approximately 447,000, of which approximately 1,000 square feet is owned. Our corporate headquarters are located in Calabasas, California, where we currently lease approximately 116,000 square feet of space which houses research and development, sales and marketing, finance and administration, and manufacturing operations. This lease terminates on May 31, 2023, with no extension options. We also lease office space for sales, support, marketing, operations and administration in the United Kingdom, Ireland, Germany, France, Finland, Sweden, Canada, South Korea, Japan, China, Singapore, India, Malaysia, United Arab Emirates, Spain, Brazil, and Israel and in various states throughout the United States. Additionally, we have leased research and development facilities in Romania, India, and Canada. We believe that our existing properties, including both owned and leased sites, will be adequate to meet our needs for the next 12 months, or that we will be able to obtain additional space when and as needed on acceptable terms.

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

	High	Low
2014
Fourth quarter	$11.38	$8.40
Third quarter	11.78	8.77
Second quarter	13.27	11.14
First quarter	14.65	11.94

2013
Fourth quarter	$16.33	$11.89
Third quarter	18.93	13.31
Second quarter	21.81	14.11
First quarter	22.50	17.20

On March 26, 2015, the closing sales price reported for our Common Stock was $11.79 per share, and as of that date there were approximately 16 registered shareholders of record.

We have never declared or paid cash dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future.

The following graph compares the cumulative total return on the Company's Common Stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the five-year period commencing December 31, 2009. Ixia is one of the companies that make up the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s Common Stock and in each of the indices on December 31, 2009, and their relative performance is tracked through December 31, 2014. These indices are included only for comparative purposes as required by the rules of the Securities and Exchange Commission and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s Common Stock. The stock price performance shown on the graph below is not necessarily indicative of future price performance. This graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Ixia under the Securities Act of 1933, as amended, or the Exchange Act.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Ixia	100.00	225.23	141.07	227.92	178.66	151.01
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Telecommunications	100.00	107.95	96.16	100.40	139.11	148.69

(b)	Use of Proceeds

None.

(c)	Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statement of operations data set forth below for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from the Company’s audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are prepared on a consistent basis with the consolidated financial statements presented herein and have been derived from audited consolidated financial statements of the Company that are not included in this Form 10-K.

	2014	2013(3)	2012(4)	2011(5)	2010

Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues:
Products	$325,455	$352,712	$330,315	$249,423	$227,682
Services	139,003	114,544	83,119	61,947	50,825
Total revenues	464,458	467,256	413,434	311,370	278,507

Costs and operating expenses: (1)
Cost of revenues – products (2)	98,815	89,136	71,668	56,801	54,378
Cost of revenues – services	16,166	13,867	10,493	6,520	6,327
Research and development	115,156	117,502	98,169	75,101	72,488
Sales and marketing	151,765	137,724	117,214	87,011	79,986
General and administrative	66,475	47,158	45,607	33,648	35,142
Amortization of intangible assets	46,901	40,805	30,018	15,980	17,545
Acquisition and other related	3,277	6,920	11,861	1,100	2,991
Restructuring(6)	10,310	1,840	4,077	—	3,587
Total costs and operating expenses	508,865	454,952	389,107	276,161	272,444
(Loss) income from operations	(44,407)	12,304	24,327	35,209	6,063
Interest income and other, net(7)	(24)	6,269	2,255	2,059	10,970
Interest expense(8)	(8,266)	(7,771)	(7,215)	(7,200)	(480)
(Loss) income before income taxes	(52,697)	10,802	19,367	30,068	16,553
Income tax (benefit) expense(9)	(11,105)	(1,068)	(26,093)	3,355	3,723
Net (loss) income	$(41,592)	$11,870	$45,460	$26,713	$12,830

(Loss) earnings per share:
Basic	$(0.54)	$0.16	$0.63	$0.39	$0.20
Diluted	$(0.54)	$0.15	$0.59	$0.37	$0.19

Weighted average number of common and common equivalent shares outstanding:
Basic	77,629	75,757	72,183	69,231	65,157
Diluted	77,629	77,513	84,505	71,664	67,769

(1)	Stock-based compensation included in:

Cost of revenues – products	$331	$550	$423	$402	$524
Cost of revenues – services	126	209	162	153	198
Research and development	6,843	8,065	6,242	4,286	5,195
Sales and marketing	5,624	7,367	5,352	3,296	3,592
General and administrative	3,595	4,571	7,462	4,454	3,406

(2)

Cost of revenues – products excludes amortization of intangible assets, related to purchased technology of $28.9 million, $26.0 million, $20.3 million, $10.8 million and $12.8 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, which is included in Amortization of intangible assets.

(3)	During the year ended December 31, 2013, we completed the acquisition of Net Optics, Inc. for approximately $187.4 million.

(4)	During the year ended December 31, 2012, we completed the acquisition of Anue, Inc. and BreakingPoint Systems, Inc. for approximately $152.4 million and $163.7 million, respectively.

(5)	During the year ended December 31, 2011, we completed the acquisition of VeriWave, Inc. for approximately $15.8 million.

(6)

In 2010, 2012 and 2014 our management approved, committed to and initiated a plan to restructure our operations in light of our acquisitions of N2X, BreakingPoint and Net Optics, respectively. In 2013, management approved, committed to and initiated a plan to restructure certain operations related to our network test products. In 2014, management approved, committed to and initiated a plan to restructure our operations to better align the Company’s operating costs with its business opportunities.

(7)

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

(8)

In December 2010, we issued $200.0 million in aggregate principal amount of 3.00% convertible senior notes that mature on December 15, 2015, if not converted. Interest expense consists of interest due to the holders of our notes, as well as the amortization of the associated debt issuance costs. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During 2011, 2012, 2013 and 2014 we made interest payments of $6.0 million.

(9)

In 2012, we released $34.8 million of our valuation allowance previously established against our U.S. deferred tax assets. The 2012 partial releases related primarily to the net deferred tax liabilities recorded as part of the Anue and BreakingPoint acquisitions.

	2014	2013	2012	2011	2010

Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$46,394	$34,189	$47,508	$42,729	$76,082
Short-term investments in marketable securities	79,760	51,507	126,851	156,684	151,696
Working capital	(44,758)	128,960	227,309	234,723	256,034
Long-term investments in marketable securities	—	—	3,119	185,608	111,440
Total assets	869,911	887,723	819,249	634,467	589,883
Convertible senior notes	200,000	200,000	200,000	200,000	200,000
Total liabilities	388,820	388,611	371,751	282,231	293,467
Total shareholders’ equity	481,091	499,112	447,498	352,236	296,416

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

The consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Business Overview

Ixia provides application performance and security resilience solutions so that organizations can validate, secure and optimize their physical and virtual networks. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on Ixia’s solutions to deploy new technologies and achieve efficient, secure ongoing operation of their networks. Our network test and network visibility product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services.

Our cash, cash equivalents and investments in the aggregate increased by $40.5 million to $126.2 million at December 31, 2014 from the $85.7 million reported at December 31, 2013. During 2014, total revenues decreased 0.6% to $464.5 million from $467.3 million in 2013. The decrease was primarily a result of lower shipments of our legacy network test and other visibility products to certain service provider and network equipment manufacturer customers partially offset by incremental revenues recognized from the sale of our Net Optics visibility products following our acquisition of Net Optics in December 2013 and an increase in revenues recognized on technical support, warranty and software maintenance services. Revenues related to our 2013 acquisition of Net Optics were $59.0 million and $4.8 million, in 2014 and 2013, respectively.

In 2014, we generated cash flows from our operations of $38.1 million, which represents a 56.0% decrease from the operating cash flows generated in 2013. This decrease was primarily due to the decline in revenues from our legacy network test and other visibility products and an increase in operating expenses, and certain charges, such as those associated with our restructuring initiatives, internal investigations, and other legal and accounting costs.

While we remain confident in our competitive position and our opportunities for long-term growth in both network test and network visibility, we believe there continues to be some near term uncertainty and weakness in the market, such as the capital spending plans of large service providers and network equipment manufacturers as they plan and prepare for the technological developments in networking (e.g., Virtualization, Software Defined Networks (SDN), and Network Functions Virtualization (NFV)). This uncertainty and weakness may adversely impact our sales, results of operations and financial position over the near term.

Establishment of Senior Secured Revolving Credit Facility. On March 2, 2015 (the “Closing Date”), we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain institutional lenders which amended and restated the Company’s prior credit agreement dated as of December 21, 2012, as amended (the “Prior Credit Agreement”). The Credit Agreement provides for a (i) term loan (the “Term Loan”) in the aggregate principal amount of $40.0 million, which amount was advanced to the Company on March 3, 2015, and (ii) revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $60.0 million, with sub-limits of $25.0 million for the issuance of standby letters of credit and $15.0 million for swingline loans. The aggregate amount available under the Credit Facility may, upon the Company’s request and subject to the receipt of increased commitments from the lenders or additional lenders, be increased by an aggregate amount of up to $80.0 million. We are permitted to voluntarily prepay outstanding loans under the Credit Facility at any time without premium or penalty. Prior to the maturity of the Credit Facility, we may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that are repaid or prepaid under the Term Loan.

The maturity date of the Credit Facility is February 15, 2018; provided, however, that if, at any time between June 15, 2015 and the maturity date for the unsecured Convertible Senior Notes (the “Notes”) (i.e., December 15, 2015), we do not have total available liquidity (defined as cash, cash equivalents, and marketable securities plus availability under the Revolving Credit Facility) of $25.0 million in excess of the amount then required to repay our Notes (as described above) in full, all amounts outstanding under the Credit Facility will become due and payable, and the Revolving Credit Facility will terminate, on September 14, 2015 (or if such date has passed, within 2 business days after the date we fail to have the required total available liquidity). If subsequent to June 15, 2015 and prior to September 14, 2015 we do not have the required total available liquidity but thereafter (and prior to September 15, 2015) achieve and maintain such liquidity level, the accelerated maturity date of September 14, 2015 shall not apply.

The Prior Credit Agreement originally provided for a revolving credit facility (the “Prior Credit Facility”) in an aggregate loan amount of up to $150 million. As a result of the termination of certain lenders’ commitments under the Prior Credit Agreement, the aggregate loan amount was reduced to $67.5 million in January 2015 and further reduced to $46.5 million in March 2015. As described below and due to our defaults under the Prior Credit Agreement, we were at the time of its amendment and restatement blocked from borrowing and obtaining letters of credit under the Prior Credit Agreement. As of December 31, 2014 and immediately prior to the March 2015 amendment and restatement of the Prior Credit Agreement, no amounts were outstanding under the Prior Credit Facility. See Note 3 to the consolidated financial statements included in this Form 10-K.

Acquisition of Net Optics. On December 5, 2013, we completed our acquisition of all of the outstanding shares of common stock and other equity interests of Net Optics. The aggregate cash consideration paid totaled $187.4 million, or $185.4 million net of Net Optics’ existing cash and investment balances at the time of the acquisition. The aggregate purchase price reflects certain post-closing adjustments related to the final determination of the Net Optics’ closing working capital under the purchase agreement and the final amount of tax reimbursements paid to the sellers. The acquisition was funded from our existing cash and sale of investments. Net Optics is a leading provider of total application and network visibility solutions. The acquisition of Net Optics solidifies our position as a market leader with a comprehensive product offering that includes network packet brokers, comprehensive physical and virtual taps and application aware capabilities. Additionally, the acquisition has expanded our product portfolio, strengthened our service provider and enterprise customer base and broadened our sales channel and partner programs. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Net Optics’ net identifiable assets acquired, and, as a result, we have recorded goodwill in connection with this transaction. The results of operations of Net Optics have been included in our consolidated statements of operations and cash flows since the date of the acquisition. See Note 2 to the consolidated financial statements included in this Form 10-K.

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

Restructuring Activities. During the third quarter of 2014, our management approved, committed to and implemented a Company-wide restructuring initiative (“2014 Corporate Restructuring”) to restructure our operations to better align the Company’s operating costs with its business opportunities. The restructuring includes a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of our worldwide work force at that time. The 2014 Corporate Restructuring is estimated to cost approximately $6.3 million in restructuring expenses related to employee termination benefits and costs to exit our facilities in Austin, Santa Clara, India and Romania, which are included in the Restructuring expense line item in the consolidated statement of operations. The 2014 Corporate Restructuring was substantially completed by the fourth quarter of 2014. The 2014 Corporate Restructuring is estimated to provide future cost savings of approximately $16.8 million on an annualized basis, once fully completed in calendar year 2015, with the cost savings principally driven by headcount-related costs, and to a lesser extent, facilities-related savings, which will favorably impact the Company’s future earnings and cash flows.

During the first quarter of 2014, our management approved, committed to and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (“Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force at that time. The Net Optics Restructuring cost approximately $3.9 million in restructuring expenses related to employee termination benefits and other costs required to terminate the Net Optics facility lease in Israel, which are included in the Restructuring expense line item in the consolidated statement of operations. The Net Optics Restructuring was substantially completed by the second quarter of 2014. Significant future costs savings were not expected from the Company’s existing operations as the restructuring was executed in conjunction with the acquisition of Net Optics.

During the fourth quarter of 2013, our management approved, committed to and initiated a plan to restructure our Test operations (“Test Restructuring”). The Test Restructuring included a net reduction in force of approximately 120 positions (primarily impacting our research and development team in Bangalore, India), which represented approximately 6.5% of our worldwide work force at that time. The Test Restructuring cost approximately $1.9 million in restructuring expenses related to employee termination benefits, which are included in the Restructuring expense line item in the consolidated statement of operations. The Test Restructuring was substantially completed by the fourth quarter of 2013 and all associated costs have been paid out. Significant future costs savings were not expected from the Test Restructuring as the restructuring served to realign our resources.

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

During the three years ended December 31, 2014, our network test Ethernet interface cards, including our 1 Gigabit Ethernet, 10 Gigabit Ethernet and 40/100 Gigabit Ethernet interface cards, represented the majority of our product revenues. During 2014, our 10 Gigabit Ethernet interface cards continued to be our strongest seller, but we also saw a significant increase in demand for our 40/100 Gigabit Ethernet cards during 2013 and 2014 as a result of network infrastructure upgrades. Over the longer term, while we expect the sale of our network test Ethernet interface cards to represent a significant amount of our revenues, we expect to see some decline as a percentage of total revenues as the sales of our network visibility and other network test solutions increase.

Sales to our two largest customers, AT&T and Cisco Systems, accounted for $68.6 million, or 14.8%, of our total revenues in 2014, $116.3 million, or 24.9%, of our total revenues in 2013, and $86.3 million, or 20.9%, of our total revenues in 2012. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers, we expect to continue to see declines as a percentage of total revenues, given that we expect to sell our products to a wider variety and increasing number of service providers, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. We also expect that our 2013 acquisition of Net Optics and our 2012 acquisitions of Anue and BreakingPoint will continue to further diversify our customer base.

From a geographic perspective, we generated revenues from shipments to international locations of $189.3 million, or 40.8%, of our total revenues in 2014, $172.5 million, or 36.9% of our total revenues in 2013, and $171.4 million, or 41.4% of our total revenues in 2012. During 2014, our total revenues generated from shipments to international locations increased in percentage terms, when compared to the same period in 2013, due in part to our 2013 acquisition of Net Optics. Total revenues from product shipments to Japan were $34.3 million, or 7.4%, of our total revenues in 2014, $36.4 million, or 7.8%, of our total revenues in 2013, and $43.6 million, or 10.6%, of our total revenues in 2012.

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on the estimated fair values for accounting purposes on the grant date. For the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense was $16.5 million, $20.8 million and $19.6 million, respectively. Our stock-based compensation expense decreased for the year ended December 31, 2014 as compared to 2013 due to a higher volume of stock award cancellations resulting from our restructuring activities and the departure of our former CFO and lower valuations of awards from a decline in the Company’s stock price. The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2015 through 2019 related to unvested share-based awards as of December 31, 2014 was approximately $19.8 million. To the extent that we grant additional share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California; Austin, Texas; Santa Clara, California and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and cost of extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $28.9 million, $26.0 million and $20.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included within our Amortization of intangible assets line item on our consolidated statements of operations.

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

Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation expense discussed above and amortization of intangible assets, acquisition and other related and restructuring expenses discussed below, to decrease in 2015 when compared to 2014, due primarily to the restructuring initiatives we implemented in 2014 and lower costs related to internal investigations, shareholder litigation and related matters.

●

Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period costs of our products used for internal purposes. We plan to continue to strategically invest in research and development and new products/technology as we believe that such investment is critical to attaining our strategic objectives and will further differentiate us in the marketplace.

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

●

General and administrative expenses consist primarily of salaries and related expenses for certain executive, finance, legal, human resources, information technology and administrative personnel, as well as professional fees (e.g., legal and accounting), facility costs related to our corporate headquarters, insurance costs and other general corporate expenses. General and administrative expenses also include costs related to internal investigations, shareholder litigation and related matters.

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

Interest expense consists of interest due to the holders of our Notes issued in December 2010 and the associated amortization of debt issuance costs, as well as the amortization of debt issuance costs and commitment fees on the unused portion of our Prior Credit Agreement. See Note 3 to the consolidated financial statements included in this Form 10-K.

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

Our effective tax rate also differs from the federal statutory rate due to state taxes, significant permanent differences, federal and foreign tax rate differences, inter-company royalties, research and development tax credits and adjustments to our valuation allowance. Significant permanent differences also arise due to stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation expenses on grants to foreign employees, offset by tax benefits from disqualifying dispositions. For additional information, see Note 9 to the consolidated financial statements.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence.  Objectively verifiable evidence includes the Company’s realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards during the year.

During the year ended December 31, 2012, we released $34.8 million of our valuation allowance previously established against our U.S. deferred tax assets. Management’s conclusion to release the valuation allowance was due to, among other reasons, (i) the three-year cumulative pre-tax accounting income realized in the U.S., (ii) the significant utilization of its net operating loss carry-forwards and R&D credits during 2011, and 2012, and (iii) the significant net deferred tax liabilities recorded in connection with the 2012 acquisitions of Anue and BreakingPoint. We continue to maintain a valuation allowance in the amount of $3.2 million and $1.1 million against our U.S. and Australian deferred tax assets, respectively. The U.S. valuation allowance is related to its realized capital loss carryforwards and the Australian valuation allowance is due to net operating loss carryforwards, which are not expected to be realized. The release of the remaining valuation allowance, or a portion thereof, will have a favorable impact on our effective tax rate. We will continue to monitor the need for a valuation allowance each reporting period, and at this time, it is uncertain when and if such a release may occur.

On December 16, 2014, the Senate approved the House bill to extend the federal research and development credit for one year retroactively for 2014. The 2014 research and development tax benefit of $1.6 million was recorded in the fourth quarter of 2014. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which included a reinstatement of the federal research and development credit for the tax year ended December 31, 2012. The 2012 research and development tax benefit in the amount of $2.6 million was recorded in 2013.

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

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

●

Revenue Recognition Policy. We exercise significant judgment and use estimates in connection with the determination of the amount of revenue that is recognized in each accounting period and the allocation of those amounts to either product or services revenue. We recognize our revenue in accordance with authoritative guidance on both hardware and software revenue recognition. For our hardware and software products, and related services, we recognize revenue based on the following four criteria: whether (i) evidence of an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., risks and rewards of ownership have passed to the customer); (iii) the sales price is fixed or determinable; and (iv) collectability is deemed reasonably assured (or probable for software-related deliverables). Provided that the above criteria are met, revenue from hardware and software product sales is typically recognized upon shipment and service revenues are recognized as the services are provided or completed. Our service revenues from our initial and separately purchased technical support, warranty and software maintenance arrangements are recognized on a straight-line basis over the applicable contractual period.

 Our systems are typically fully functional at the time of shipment and do not require us to perform any significant production, modification, customization or installation after shipment. If our arrangements include acceptance provisions based on customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period. In addition, our arrangements generally do not include any provisions for cancellation, termination or refunds.

 When sales arrangements involve a combination of hardware and software elements, we use a two-step process to allocate value to each element in the arrangement. First, we allocate the total arrangement fee to the separate non-software deliverables (e.g., chassis, interface cards, and software post contract customer support and maintenance (“PCS”) related to our operating system software that is essential to the functionality of our hardware platform) and the software-related deliverables as a group (e.g., application software and software PCS) based on a relative selling price (“RSP”) method applied to all elements in the arrangement using the selling price hierarchy, which is described below. Then, we allocate the value assigned to the software group for the software-related deliverables to each software element based on the residual method, whereby value is allocated first to the undelivered elements based on vendor specific objective evidence (“VSOE”), typically PCS, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met.

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

VSOE of fair value typically only exists for the Company’s technical support, warranty and software maintenance services (“Support”). VSOE of fair value is established using the bell-shaped curve approach for a subgroup when a substantial majority (generally greater than 75%) of the transactions are priced within a reasonably narrow range (generally plus or minus 15% from the list price, which approximates the median). On a regular basis, the Company separately sells Support upon the expiration of the initial contractual periods included in an initial sales arrangement (“Support Renewals”). The population of Support Renewals is used in the bell-shaped curve approach to establish VSOE of fair value of Support and consists of actual sales prices charged to customers for Support Renewals and includes only Support Renewals sold separately on a stand-alone basis. The Company reviews these standalone sales of its Support Renewals for VSOE of fair value of its Support on a quarterly basis (“VSOE Analysis”). The Company’s pricing for Support Renewal transactions is generally based on a percentage of the Company’s list price for the product for which the Support Renewal is being purchased. When pricing conditions vary significantly, the Company further stratifies the population of stand-alone sales of its Support Renewals based on Support Renewal pricing conditions and separately analyzes these subgroups of Support Renewal transactions. The Company’s Support Renewal pricing conditions consist of the underlying product type, product family, customer type and the geographic region in which the sale is made.

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

●

Write-Down of Excess or Obsolete Inventory. We write down inventory for estimated obsolescence, excessive quantities or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon market and economic conditions; technology changes, new product introductions, and changes in strategic business direction; and requires estimates that may include elements that are uncertain. If actual future demand is less favorable than our initial estimate, additional inventory write-downs may be required and would be reflected in cost of goods sold in the period the revision is made. Once written down, the inventory reserves are not reversed until the inventory is disposed of or sold.

●

Allowance for Doubtful Accounts. We review the allowance for doubtful accounts and provisions are made upon a specific review of all significant past due receivables. For those receivables not specifically reviewed, provisions are provided at a general rate that considers historical write-off experience and current economic trends. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances for doubtful accounts. If a major customer's creditworthiness deteriorates, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operating results. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

●

Income Taxes. We operate in numerous states and countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions.  Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations.  Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In determining whether we need to record a valuation allowance against our deferred tax assets, management must make a number of estimates, assumptions and judgments, including estimates of future earnings and taxable income. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The determination to record or release valuation allowances requires significant judgment. During 2014, management concluded that it is more likely than not that all of its U.S. deferred tax assets, with the exception of its U.S. deferred tax assets for capital loss carry-forwards, will be realized.  Management’s conclusion was due to, among other reasons, (i) the three-year cumulative adjusted pre-tax accounting income realized in the U.S. and (ii) the significant utilization of its net operating loss carry-forwards and R&D credits during 2013 and 2012.

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

●

Goodwill. We record goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. We evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. We have determined that we have one reporting unit for goodwill impairment testing purposes. The fair value of the Company’s reporting unit is determined using the market capitalization of Ixia, which considers the observed market price of the Company’s publicly-traded equity securities on the impairment test date. The fair value of the Company’s reporting unit is then compared to the carrying amount of the Company’s reporting unit under “step 1” of the impairment testing model. If the carrying value of the reporting unit exceeds its fair value, then the fair value of goodwill is determined and compared to its carrying value under “step 2.” Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value. Currently management believes that it is not at risk of failing the “step 1” impairment test because the Company’s market capitalization is significantly in excess of the carrying value of the reporting unit.  We completed our annual goodwill impairment test of our single reporting unit as of December 31, 2014 and determined that there was no impairment.

●

Long-lived Asset Valuation (Intangible Assets and Property, Plant and Equipment). We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. No such impairment charges were recorded during the years ended December 31, 2014, 2013 and 2012.

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

●

Impairment of Marketable Securities. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of December 31, 2014 and have determined that no investments with unrealized losses are other-than-temporarily impaired.

●	Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, and record accruals when the loss is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances of each situation and in some instances based in part on the advice of outside legal counsel.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	2014	2013	2012

Revenues:
Products	70.1%	75.5%	79.9%
Services	29.9	24.5	20.1
Total revenues	100.00	100.0	100.0

Costs and operating expenses: (1)
Cost of revenues - products (2)	21.3	19.1	17.3
Cost of revenues – services	3.5	3.0	2.5
Research and development	24.8	25.1	23.7
Sales and marketing	32.7	29.5	28.4
General and administrative	14.3	10.1	11.0
Amortization of intangible assets	10.1	8.7	7.3
Acquisition and other related	0.7	1.5	2.9
Restructuring	2.2	0.4	1.0
Total costs and operating expenses	109.6	97.4	94.1
(Loss) income from operations	(9.6)	2.6	5.9
Interest income and other, net	(0.0)	1.3	0.5
Interest expense	(1.8)	(1.7)	(1.7)
(Loss) income before income taxes	(11.4)	2.2	4.7
Income tax (benefit) expense	(2.4)	(0.2)	(6.3)
Net (loss) income	(9.0)%	2.4%	11.0%

(1)	Stock-based compensation included in:
Cost of revenues – products	0.1%	0.1%	0.1%
Cost of revenues - services	0.0	0.0	0.0
Research and development	1.5	1.7	1.5
Sales and marketing	1.2	1.6	1.3
General and administrative	0.8	1.0	1.8

(2)

Cost of revenues – products excludes amortization of intangible assets related to purchased technology, as a percentage of total revenues, of 6.2%, 5.6% and 4.9% for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in Amortization of intangible assets.

Comparison of the Years Ended December 31, 2014 and 2013

We acquired Net Optics, Inc. on December 5, 2013, and our 2014 and 2013 consolidated results of operations include the financial results of such acquisition from its acquisition date.

Revenues. During the year ended December 31, 2014, total revenues decreased 0.6% to $464.5 million from the $467.3 million recorded in the year ended December 31, 2013. Revenues for the year ended December 31, 2014 and 2013 included $59.0 million and $4.8 million, respectively, related to the 2013 acquisition of Net Optics. Excluding the revenues of Net Optics, total revenues decreased by $57.0 million, or 12.3%, to $405.5 million in year ended December 31, 2014 from $462.5 million in the year ended December 31, 2013.

The following table presents revenue by product line (in thousands):

	Year ended December 31,
	2014	2013
Product revenues	$238,282	$282,630
Service revenues	107,391	93,667
Total Network Test Solutions	345,673	376,297

Product revenues	87,173	69,539
Service revenues	31,612	21,420
Total Network Visibility Solutions	118,785	90,959
Total	$464,458	$467,256

During the year ended December 31, 2014 revenues from our Network Test Solutions product line decreased 8.1% to $345.7 million from $376.3 million in the year ended December 31, 2013. The year-over-year decrease in revenue for Network Test Solutions was principally driven by a decrease in product revenues primarily due to a $31.9 million decrease in shipments of our Network Test Solutions hardware products (primarily our network test Ethernet interface cards), partially offset by a $13.7 million increase in services revenues recognized on technical support, warranty and software maintenance services.

During the year ended December 31, 2014 revenues from our Network Visibility Solutions product line increased 30.6% to $118.8 million in 2014 from $91.0 million in the year ended December 31, 2013. The year-over-year increase in revenue for Network Visibility Solutions was principally the result of the revenues from our acquisition of Net Optics in 2014 of $59.0 million and a $2.3 million increase in services revenues recognized on technical support, warranty and software maintenance services. This year-over-year increase was partially offset by a decrease in legacy Network Visibility Solutions product revenues of $38.2 million, primarily due to a decrease in shipments to certain service provider customers.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 24.8% during the year ended December 31, 2014 from 22.1% in year ended December 31, 2013. The increase in cost of revenues as a percentage of total revenues was primarily driven by a higher volume of Net Optics related product sales in 2014, which generally are lower margin products as compared to our legacy Ixia products, and higher costs for excess and obsolete inventory of $2.6 million.

Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $28.9 million and $26.0 million for the years ended December 31, 2014 and 2013, respectively, which are included within our Amortization of intangible assets line item on our consolidated statements of operations.

Research and Development Expenses. During the year ended December 31, 2014, research and development expenses decreased 2.0% to $115.2 million from $117.5 million in the year ended December 31, 2013. Research and development expenses attributable to Net Optics were approximately $9.6 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. Research and development costs included stock-based compensation expense of $6.8 million and $8.1 million for the years ended December 31, 2014 and 2013, respectively.

Our research and development expenses in the year ended December 31, 2014, other than those attributable to the activities of Net Optics or comprised of stock-based compensation expense, were in the aggregate amount of $98.7 million, representing an 8.7% decrease compared to $108.2 million of such expenses in the year ended December 31, 2013. This decrease was primarily due to a decrease in compensation and related employee costs of $6.8 million, a reduction in costs to develop prototypes of $2.1 million and lower expenses for depreciation and amortization. The decrease in compensation and related employee costs was primarily a result of headcount reductions from our various restructuring activities.

Sales and Marketing Expenses. During the year ended December 31 2014, sales and marketing expenses increased 10.2% to $151.8 million from $137.7 million in the year ended December 31, 2013. Sales and marketing expenses attributable to Net Optics were approximately $12.2 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively. Sales and marketing costs included stock-based compensation expense of $5.6 million and $7.4 million for the years ended December 31, 2014 and 2013, respectively.

Our sales and marketing expenses in the year ended December 31, 2014, other than those attributable to the activities of Net Optics or comprised of stock-based compensation expense, were in the aggregate amount of $133.9 million, representing a 3.6% increase compared to $129.3 million of such expenses in the year ended December 31, 2013. This increase was primarily due to an increase in net compensation and related employee costs, including travel, of $3.6 million and a $1.1 million net change in bad debt expense (primarily the result of a net expense in 2014 as compared to a net recovery in 2013). The increase in compensation and related employee costs was primarily due to increased headcount in sales and marketing personnel.

General and Administrative Expenses. During the year ended December 31, 2014, general and administrative expenses increased 40.9% to $66.5 million from $47.2 million in the year ended December 31, 2013. General and administrative expenses attributable to the activities of Net Optics were approximately $3.1 million and approximately $555,000 for the years ended December 31, 2014 and 2013, respectively. General and administrative expenses included stock-based compensation expense of $3.6 million and $4.6 million for the years ended December 31, 2014 and 2013, respectively.

Our general and administrative expenditures in the year ended December 31, 2014 included charges of $14.4 million related (i) internal investigations and related remediation efforts, (ii) the restatement of our financial statements for the first quarter of 2013 and for the three and six months ended June 30, 2013, and (iii) the securities class action against the company and certain of its current and former officers and directors as well as shareholder derivative actions. These costs consisted primarily of legal and accounting costs and expenses, recruiting and consulting expenses, severance and retention costs, and other related expenses.

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

Our general and administrative expenses in the year ended December 31, 2014, other than those attributable to the activities of Net Optics or comprised of stock-based compensation expense or the other charges noted above, were in the aggregate amount of $45.3 million, representing an 11.5% increase compared to $40.6 million of such expenses in the year ended December 31, 2013. This increase was primarily due to an increase in net compensation and related employee costs of $2.3 million, higher depreciation and amortization costs of $1.1 million and higher facilities costs. The increase in compensation and other related costs was primarily due to an increase in our administrative headcount.

Amortization of Intangible Assets. During the year ended December 31, 2014, amortization of intangible assets increased 14.9% to $46.9 million from $40.8 million in the year ended December 31, 2013. These increases were primarily due to the full year and incremental amortization of intangible assets related to our 2013 Net Optics acquisition, partially offset by the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Expenses. During the year ended December 31, 2014, acquisition and other related expenses decreased 52.6% to $3.3 million from $6.9 million in the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, acquisition and other related expenses were primarily related to the acquisitions of Net Optics and BreakingPoint Systems. Acquisition and other related expenses primarily consisted of transaction and integration-related costs such as professional fees for legal, accounting and tax services, integration-related consulting fees, certain employee, facility and infrastructure costs, and other acquisition-related costs. For additional information, see Note 2 to the consolidated financial statements.

Restructuring. Restructuring costs for the year ended December 31, 2014 were $10.3 million compared to $1.8 million for the year ended December 31, 2013. Restructuring costs incurred in the year ended December 31, 2014 were primarily related to expenses for employee termination benefits consisting of severance and other employee-related costs and lease termination costs associated with the 2014 Corporate Restructuring and the Net Optics Restructuring. Restructuring costs incurred in the year ended December 31, 2013 were primarily related to employee termination benefits associated with a plan to restructure our offshore research and development group in India. For additional information, see Note 4 to the consolidated financial statements.

Interest Income and Other, Net. Interest and other income, net decreased to approximately ($24,000) in the year ended December 31, 2014 from $6.3 million in the year ended December 31, 2013. These decreases were primarily due to a $2.9 million realized gain recorded during the second quarter of 2013 for the sale of certain auction rate securities that were previously written-down and a $1.0 million realized gain recorded during the third quarter of 2013 for the sale of corporate bonds that were previously written-down. The decrease was also impacted by lower net realized gains incurred on investment activity in 2014 as compared to 2013.

Interest expense. Interest expense, including the amortization of debt issuance costs, increased to $8.3 million in the year ended December 31, 2014 from $7.8 million in the year ended December 31, 2013. Interest expense relates to our Notes, as well as the amortization of deferred issuance costs and commitment fees related to our Prior Credit Agreement, which we established in December 2012. The increase was primarily due to a write-off of the remaining unamortized debt issuance costs related to our Prior Credit Agreement. For additional information, see Note 3 to the consolidated financial statements.

Income Tax Expense. Income tax benefit was ($11.1) million, or an effective rate of 21.1%, in 2014 as compared to an income tax benefit of ($1.1) million, or an effective rate of (9.9%), in 2013. The lower effective tax rate of 21.1% when compared to the federal statutory income tax rate was mainly due increases to unrecognized tax benefits, and intercompany activity such as inter-company royalties and transfers. The lower effective tax rate in 2013 of (9.9%) when compared to the federal statutory income tax rate was primarily due to R&D credits generated during 2013, the benefit recorded for the 2012 Federal R&D credit during the first quarter of 2013 as a result of the statutory extension of the credit during the 2013 first quarter, and the release of certain reserves related to uncertain tax benefits.

Comparison of the Years Ended December 31, 2013 and 2012

As a result of our acquisitions of Net Optics on December 5, 2013, Anue on June 1, 2012, and BreakingPoint on August 24, 2012 (the “2012 Acquisitions”), our 2013 and 2012 consolidated results of operations include the financial results of these acquisitions from their respective acquisition dates.

Revenues. In 2013, total revenues increased 13.0% to $467.3 million from $413.4 million in 2012. The increase in total revenues for 2013 and 2012 included $138.2 million and $54.9 million, respectively, related to the 2012 Acquisitions. Total revenues for 2013 included $4.8 million related to the 2013 acquisition of Net Optics. Excluding the revenues from our 2013 acquisition of Net Optics and the 2012 Acquisitions, revenues decreased by $34.3 million or 9.6%, to $324.2 million in 2013 primarily due to a $25.6 million decrease in shipments of our hardware products (primarily our core network test Gigabit and 10 Gigabit Ethernet interface cards) partially offset by an increase in the recognition of revenues from initial and extended technical support, warranty and software maintenance services. The year-over-year decrease in shipments of our hardware products (primarily our core network test Gigabit and 10 Gigabit Ethernet interface cards), was a byproduct of the challenges we saw in the test market (e.g., reduced spend from our network equipment manufacturer customers, as well as increased pricing pressures). While our Gigabit and 10 Gigabit Ethernet interface cards declined in terms of dollar volume on a year-over-year basis, we saw an increase in shipments of our 40 and 100 Gigabit Ethernet interface cards as our customers move to next generation higher speed network infrastructures.

Total revenue from services increased 37.8% to $114.5 million from $83.1 million in 2012. Total services revenues for 2013 and 2012 included $40.2 million and $11.8 million related to the 2012 Acquisitions. Excluding the services revenues from our 2013 acquisition of Net Optics and the 2012 Acquisitions, services revenues increased by $3.0 million or 4.2%, to $74.3 million in 2013.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues increased to 22.1% in 2013 from 19.8% in 2012. The increase in total cost of revenues as a percentage of total revenues was primarily due to the increase in our cost of product revenues as a percentage of total revenues, which was 19.1% in 2013 as compared to 17.3% in 2012. The increase from 2012 to 2013 was primarily driven by larger year-over-year percentage increase in personnel and related costs and material-related costs, including additional charges related to inventory excess and obsolescence when compared to our growth in total revenues. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $26.0 million and $20.3 million for the years ended December 31, 2013 and 2012, respectively, which are included within our Amortization of intangible assets line item on our consolidated statements of operations.

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

Our research and development expenses in 2013, other than those attributable to the activities of our acquired operations or comprised of stock-based compensation expense, were in the aggregate amount of $77.8 million, representing a 3.5% decrease compared to $80.6 million of such expenses in 2012. This decrease was primarily due to a decrease in compensation and related employee costs of $2.9 million. The decrease in compensation and related employee costs was primarily a result of lower bonus expense as we did not fully achieve our annual company-wide objectives in 2013.

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

 Our sales and marketing expenses in 2013, other than those attributable to the activities of our acquired operations or comprised of stock-based compensation expense, were in the aggregate amount of $96.0 million, representing a 3.4% increase compared to $92.8 million of such expenses in 2012. This increase was primarily due to an increase in (i) marketing events and related costs (e.g., trade shows) of $2.9 million, (ii) net compensation and related employee costs of $1.4 million, and (iii) travel costs of $1.0 million. These increases were partially offset by a decrease in depreciation expense related to demonstration equipment. The increase in compensation and related employee costs was primarily due to increased headcount in sales and marketing personnel.

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

Our general and administrative expenses in 2013, other than those attributable to the activities of our acquired operations or comprised of stock-based compensation expense or the other charges and settlements noted above, were in the aggregate amount of $37.0 million, representing a 10.4% increase compared to $33.5 million of such expenses in 2012. This increase was primarily due to an increase in professional services fees (e.g., accounting and legal services) and outside services (e.g., certain IT infrastructure and support costs) of $1.5 million and $1.1 million, respectively.

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

Restructuring. Restructuring expenses for 2013 totaled $1.8 million and consisted primarily of employee termination benefits. During the fourth quarter of 2013, our management approved, committed to and initiated a plan to restructure our operations primarily impacting our offshore research and development group in India. The restructuring was substantially completed during the fourth quarter of 2013, and included a net reduction in force of approximately 120 positions.

Restructuring expenses for 2012 totaled $4.1 million and consisted primarily of employee termination benefits, costs related to the closure of our office in Melbourne, Australia, and other associated costs. During the third quarter of 2012, our management approved, committed to and initiated a plan to restructure our operations following our August 2012 acquisition of BreakingPoint (the “BreakingPoint Restructuring”). The BreakingPoint Restructuring was substantially completed during the fourth quarter of 2012, and included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). For additional information, see Note 4 to the consolidated financial statements.

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

Interest expense. Interest expense, including the amortization of debt issuance costs, were $7.8 million and $7.2 million for 2013 and 2012. Interest expense relates to our Notes, as well as the amortization of deferred issuance costs and commitment fees related to our Prior Credit Agreement, which we established in December 2012. For additional information, see Note 3 to the consolidated financial statements.

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

 Liquidity and Capital Resources

Our cash, cash equivalents and investments in the aggregate increased by $40.5 million to $126.2 million at December 31, 2014 from the $85.7 million reported at December 31, 2013, primarily due to $38.1 million in net cash provided by our operating activities and $9.4 million of proceeds from exercises of share-based awards, partially offset by capital expenditures of $8.1 million.

Our cash, cash equivalents and investments in the aggregate decreased by $91.8 million to $85.7 million at December 31, 2013 from $177.5 million as of December 31, 2012, primarily due to the $188.3 million of net cash used for our 2013 acquisition of Net Optics and capital expenditures of $12.1 million. These amounts were partially offset by the $86.5 million in net cash provided by our operating activities and $19.4 million of cash generated from the exercises of share-based option awards.

Of our cash, cash equivalents and investments in the aggregate, $33.6 million and $25.3 million were held outside of the United States in various foreign subsidiaries as of December 31, 2014 and December 31, 2013, respectively. Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $83.9 million and $91.8 million at December 31, 2014 and 2013, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them, including for the purpose of repaying the Company’s Notes as discussed below. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. We had no exposure to European sovereign debt as of December 31, 2014 and 2013.

The following table sets forth our summary cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012

Cash provided by operating activities	$38,071	$86,500	$80,314
Cash used in investing activities	(34,916)	(121,710)	(104,216)
Cash provided by financing activities	9,050	21,891	28,681

Cash Flows from Operating Activities

Operating cash inflows are principally provided by cash collections on sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, product costs and facility-related payments. Going forward, our cash flows from operating activities will be impacted by (i) the extent to which we grow our customer sales, (ii) the extent to which we increase our headcount and enhance our infrastructure to generate additional business, develop new products and features, and support our growth, (iii) our working capital management, and (iv) interest paid to service our debt (See Note 3 to consolidated financial statements).

Net cash provided by operating activities was $38.1 million for the year ended December 31, 2014 compared to $86.5 million for the year ended December 31, 2013. This decrease in cash flow generated from operations was primarily driven by a net loss of $41.6 million for the year ended December 31, 2014 compared to net income of $11.9 million for the year ended December 31, 2013 as a result of higher operating expenses and other charges, including legal and accounting costs, associated with our restructuring initiatives, internal investigations, and restatements during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Net cash provided by operating activities was $86.5 million for the year ended December 31, 2013 compared to $80.3 million for the year ended December 31, 2012. This increase in cash flow generated from operations was primarily driven by higher revenues from our 2012 acquisitions of Anue and BreakingPoint (full year of activity in 2013), partially offset by a much smaller increase in accounts receivable balances in 2013 compared to 2012. Cash was also impacted by a $3.1 million decrease in working capital changes resulting from an increase in inventory in 2013 as compared to 2012 and the timing of payments made on accounts payable and accrued liabilities (i.e., higher accrued balances as of December 31, 2013 as compared to December 31, 2012), partially offset by an increase in deferred revenues in 2013 as compared to 2012 from a higher volume of extended warranty and software maintenance contracts.

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

Net cash used in investing activities was $34.9 million and $121.7 million for the years ended December 31, 2014 and 2013, respectively. The decrease in net cash used in investing activities was primarily a result of less cash used for acquisitions and lower purchases of property and equipment during the year ended December 31, 2014 as compared to the year ended December 31, 2013, partially offset by lower cash provided from the proceeds of the sales of investments in marketable securities.

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

Cash Flows from Financing Activities

Historically, cash inflows from financing activities have been principally related to proceeds from the exercise of stock options and employee stock purchase plan options. On December 7, 2010, we raised $194.0 million in net proceeds from the issuance of our Notes, which mature on December 15, 2015. On March 2, 2015, we entered into the Credit Agreement with certain institutional lenders under which we secured the Term Loan in the aggregate principal amount of $40.0 million, which has been advanced to us, and established the Revolving Credit Facility in the aggregate loan amount of up to $60.0 million, with sub-limits of $25.0 million for the issuance of standby letters of credit and $15.0 million for swingline loans. The aggregate amount available under the Credit Agreement may, upon our request and subject to the receipt of increased commitments from the current or additional lenders, be increased by an aggregate amount of up to $80.0 million.

As required by the Credit Agreement, we have deposited the funds advanced under the Term Loan, together with additional cash, cash equivalents, and marketable securities in the aggregate amount of $50.0 million, in collateral accounts (the “Collateral Accounts”). We are also required, within 60 days after March 2, 2015, to deposit in the Collateral Accounts additional cash, cash equivalents, and marketable securities in the aggregate amount of $25.0 million. We may only withdraw amounts deposited in the Collateral Accounts for the repurchase or repayment of our outstanding $200.0 million in aggregate principal amount of Notes. We may use the proceeds of the Revolving Credit Facility for (i) working capital, capital expenditures, and general corporate purposes, (ii) share repurchases, (iii) the partial refinancing of our Notes, and/or (iv) acquisitions, in each case as permitted by applicable law and the Credit Agreement. The restrictions on acquisitions as set forth in the Credit Agreement include a restriction that precludes us from funding an acquisition in whole or in part with cash unless we will have, after giving effect to the transaction, cash, cash equivalents and marketable securities in an amount not less than $75.0 million in excess of the amount then required to be on deposit in the Collateral Accounts.

 The maturity date of the Credit Facility is February 15, 2018; provided, however, that if, at any time between June 15, 2015 and the maturity date for the Notes (i.e., December 15, 2015), we do not have total available liquidity (defined as cash, cash equivalents, and marketable securities plus availability under the Revolving Credit Facility) of $25.0 million in excess of the amount then required to repay our Notes (as described above) in full, all amounts outstanding under the Credit Facility will become due and payable, and the Revolving Credit Facility will terminate, on September 14, 2015 (or if such date has passed, within 2 business days after the date we fail to have the required total available liquidity). If subsequent to June 15, 2015 and prior to September 14, 2015 we do not have the required total available liquidity but thereafter (and prior to September 15, 2015) achieve and maintain such liquidity level, the accelerated maturity date of September 14, 2015 shall not apply.

The Credit Agreement amended and restated our credit agreement dated as of December 21, 2012, as amended (the “Prior Credit Agreement”), under which we had established a senior secured revolving credit facility (the “Prior Credit Facility”) with certain institutional lenders that originally provided for an aggregate loan amount of up to $150.0 million and that provided for a potential maximum aggregate loan amount of $46.5 million immediately prior to the March 2015 amendment and restatement of the Prior Credit Agreement. Beginning in August 2014, however, we could not access the Prior Credit Facility due to our default under certain provisions of the Prior Credit Agreement. No amounts were drawn down under the Prior Credit Facility as of December 31, 2014. Following our default under the Prior Credit Agreement and before the March 2015 amendment and restatement of the Prior Credit Agreement, certain lenders elected to terminate their commitments under the Prior Credit Agreement, reducing the potential maximum aggregate loan amount to $46.5 million.

Going forward, we expect our cash flows from financing activities to fluctuate based on (i) the number of exercises of share-based awards which is partially dependent on the performance of our stock price and (ii) the utilization of our revolving credit facility under the Credit Agreement. If deemed appropriate, and approved by our Board of Directors, we may: raise capital through additional debt or equity financings; refinance our existing debt; initiate stock buyback programs; and/or repurchase our outstanding Notes.

Net cash provided by financing activities was $9.1 million and $21.9 million for the years ended December 31, 2014 and 2013, respectively. This decrease in cash flow provided by financing activities was primarily due to a $10.0 million decrease in proceeds received from exercises of share-based awards during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Net cash provided by financing activities was $21.9 million and $28.7 million for the years ended December 31, 2013 and 2012, respectively. This decrease in cash flow provided by financing activities was primarily due to a $7.2 million decrease in proceeds received from exercises of share-based awards in 2013 as compared to 2012.

We believe that our existing balances of cash and cash equivalents, investments, and cash flows expected to be generated from our operations, and borrowings advanced and expected to be available under the Credit Agreement that we entered into in March 2015, will be sufficient to satisfy our operating requirements for the next 12 months and to also repay in full our indebtedness under our Notes when they mature in December 2015. We also believe that during the next 12 months such resources would be sufficient to satisfy our obligations in the event of any acceleration of our repayment obligations, or requirement that we pay additional interest, under the Notes, or any requirement that we offer to repurchase the Notes during the next 12 months.

We also may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various limitations, including the conditions in U.S. capital markets. We are not currently able to sell our securities using short-form registration statement on Form S-3 under the Securities Act of 1933, as amended, due to our late filing with the SEC of certain of our periodic reports for prior periods, including most recently our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. We expect to be eligible to use short-form registration on April 1, 2016. If we want to access the capital markets during the period of time that we are unable to use Form S-3, we may experience delays due to having to wait for a regulatory review of a Form S-1 registration statement. Any such delay may result in offering terms that may not be advantageous to us, may not allow us to obtain capital in a timely fashion, and would increase our transaction costs.

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

On July 16, 2014, the trustee provided us with notice that we were in default under the Indenture as a result of our delinquency in filing our 2014 First Quarter Form 10-Q with the trustee. In accordance with the terms of the Indenture, we had 60 days after receipt of the notice to cure such default. The cure period expired on September 14, 2014, at which time the default became an event of default and gave the trustee and the holders of the Notes the right to exercise various remedies, including acceleration of the Notes. In accordance with the terms of the Indenture, however, and by delivery of notice to the trustee, the paying agent and the holders of the Notes, we elected to pay additional interest at a rate equal to 0.50% as the sole remedy to the holders of the Notes for the up to 180 day period commencing on September 14, 2014. We cured such default and the related event of default by filing the 2014 First Quarter Form 10-Q with the SEC on September 15, 2014. Such filing of the 2014 First Quarter Form 10-Q was, pursuant to the terms of the Indenture, also deemed a filing with the trustee, and we were thereafter no longer required to pay the additional interest on the Notes.

On September 3, 2014, the trustee provided us with notice that we were in default under the Indenture because we were delinquent in filing our 2014 Second Quarter Form 10-Q with the trustee. In accordance with the terms of the Indenture, we had 60 days to cure such default before it would become an event of default. We cured the default within the 60-day period by filing the 2014 Second Quarter Form 10-Q with the SEC on September 15, 2014. Such filing was, pursuant to the terms of the Indenture, also deemed a filing with the trustee.

We also defaulted under the Indenture as a result of our failure to timely file with the SEC and the trustee our 2013 Third Quarter Form 10-Q, our 2013 Form 10-K, and a Form 8-K/A. Such defaults were cured by our filing of the three reports with the SEC on June 23, 2014. Such filings were, pursuant to the terms of the Indenture, also deemed to be filings with the trustee.

Contractual Obligations

Our significant financial commitments at December 31, 2014 are as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)

Operating leases (1)	52,375	10,689	15,990	12,865	12,831	-
Purchase obligations (2)	26,039	26,039	-	-	-	-
Convertible senior notes (Principal and Interest) (3)	206,000	206,000	-	-	-	-
Total	$284,414	$242,728	$15,990	$12,865	$12,831	$-

(1)	Minimum lease payments have not been reduced by minimum sublease rentals of $1.0 million due in the future under non-cancelable subleases. See Note 10 to consolidated financial statements.

(2)

Purchase obligations in the table above consist of purchase orders issued to certain of our contract manufacturers in the normal course of business to purchase specified quantities of our hardware products. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders.

(3)

In December 2010, we issued $200.0 million in aggregate principal amount of 3.00% convertible senior notes that mature on December 15, 2015, if not converted. The interest is payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During 2014, we made interest payments of $6.0 million. See Note 3 to consolidated financial statements.

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

Senior Secured Revolving Credit Facility

On March 2, 2015, we entered into a credit agreement with certain institutional lenders under which we secured a term loan in the aggregate principal amount of $40.0 million (the “Term Loan”), which amount has been advanced to us, and established a revolving credit facility for an aggregate loan amount of up to $60.0 million (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”). Borrowings under the Term Loan and for the first year of the Revolving Credit Facility bear interest, at our option, at a rate per annum of (i) 4.25% above the Eurodollar rate or (ii) 3.25% above a defined base rate. After the first anniversary of the Closing Date, interest rates for the Revolving Credit Facility are established, at our option, based on the Eurodollar rate or the defined base rate. Such interest rates range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on the Company’s total leverage ratio. We are also required to pay a quarterly commitment fee, ranging from 0.30% to 0.50% per annum, on the undrawn portion of the Revolving Credit Facility. Letter of credit fees accrue based on the daily amount available to be drawn under outstanding letters of credit and range from 2.0% to 3.0%, depending on our leverage ratio. Swingline loans bear interest at the applicable margin for loans under the Revolving Credit Facility based on the defined base rate. If we default under the Credit Facility, the lenders may also increase the interest rate(s) to 2.0% more than the rate(s) otherwise applicable. Interest is payable quarterly.

The Credit Agreement amended and restated our credit agreement dated as of December 21, 2012 (the “Prior Credit Agreement”) under which we had established a senior secured revolving credit facility (the “Prior Credit Facility”) with certain institutional lenders. The Prior Credit Agreement initially provided for an aggregate loan amount of up to $150.0 million and provided for a potential maximum aggregate loan amount of $46.5 million at the time of its amendment and restatement. Beginning in August 2014, however, we could not access the Prior Credit Facility because of our defaults under the Prior Credit Agreement. See Note 3 to the consolidated financial statements included in this Form 10-K. No amounts were drawn down under the Prior Credit Facility as of December 31, 2014. Borrowings under the Prior Credit Facility bore interest at either (i) the base rate, which is equal to the highest of (a) Bank of America's prime rate, (b) the federal funds rate plus 0.50% and (c) the London Interbank Offered Rate ("LIBOR") for a one-month interest period plus 1.00% or (ii) LIBOR plus the applicable margin. The applicable margin ranges were from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, and depended on the Company’s total leverage ratio. Interest was payable quarterly (as defined in the Prior Credit Agreement). In addition, we were required to pay a commitment fee on the unused portion of the Prior Credit Facility of up to a maximum of $450,000 or 0.30% depending on the Company’s total leverage ratio.

Unsecured Convertible Senior Notes

On December 7, 2010, we closed our offering of $200.0 million aggregate principal amount of our Notes. The Notes bear a fixed interest rate of 3.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2011. During 2014, we made interest payments of $6.0 million. A hypothetical change in interest rates would not impact the interest expense or carrying value of the Notes as the coupon rate is fixed. The Notes are carried on the consolidated balance sheet at amortized cost and they are not hedged.

Exchange Rate Sensitivity

The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales, research and development, and other operations outside of the United States, we do incur operating expenses in foreign currencies, primarily the Japanese Yen, Romanian Lei, Indian Rupee, Chinese Yuan, Canadian Dollar, Euro and British Pound. If these currencies strengthen against the U.S. dollar, our costs reported in U.S. dollars will increase, which would adversely affect our operating expenses.

Approximately 29% of our operating expenses, excluding stock-based compensation expense and amortization of intangible assets, are exposed to foreign currency movements, and historically, we have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future. We estimate that the impact of changes in foreign currency rates in 2014 on our operating expenses, excluding stock-based compensation expense and amortization of intangible assets, was less than 1%.

The fair value of our foreign currency forward contracts is sensitive to changes in foreign currency exchange rates. When possible, we use foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables that are denominated in Japanese Yen, Euros and British Pounds. The duration of our foreign currency forward contracts typically have maturities of one to four months. We do not enter into foreign exchange forward contracts for speculative or trading purposes. Due to the relatively short duration of these forward contracts, we do not believe that they present any material exposure to changes in fair market value as a result of changes in foreign currency exchange rates. Additionally, these contracts are intended to offset exchange losses and gains on underlying exposures in foreign currency receivables. During the years ended December 31, 2014, 2013 and 2012, the net impact from changes to foreign currency exchange rates related to forward contracts was not material.

As of December 31, 2014, we held three open foreign currency forward contracts with a notional value of $8.5 million and a net fair value of approximately $24,000. As of December 31, 2013, we held five open foreign currency forward contracts with a notional value of $7.0 million and a net fair value of approximately $54,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)) evaluated the effectiveness, as of the end of the period covered by this Form 10-K, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our CEO and CFO have concluded that, due to certain material weaknesses in our internal control over financial reporting as of December 31, 2014, our disclosure controls and procedures were not effective as of such date to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding such material weaknesses, which are described below in Management’s Report on Internal Control over Financial Reporting, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management (with the participation of our CEO and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2014:

●

Control Environment and Monitoring – The Company’s controls were ineffective to establish and communicate standards of conduct outlined in the Company’s Code of Conduct and Ethics Policy throughout the organization. The Company’s controls over whistleblower allegation investigations were improperly designed to perform timely investigations into all whistleblower matters with appropriate scope, procedures and conclusions reached. In addition, the Company did not sufficiently consider fraud in performing its risk assessment procedures. The Company did not have controls that were present and functioning to appropriately segregate duties within certain areas of the organization. The Company lacked certain monitoring controls necessary to detect circumstances in which management might override controls or deviate from expected standards of conduct. Such monitoring controls are often addressed through the use of an internal audit function.

●

Revenue Recognition – The Company’s internal controls were not designed to: (i) appropriately identify each deliverable, including those deliverables within related orders, to allocate the arrangement consideration and assess the accounting impact of certain multiple-element sales arrangements, (ii) ensure that vendor specific objective evidence (VSOE) and best estimate of selling price (BESP) used to allocate arrangement consideration were properly determined, applied and documented, (iii) properly identify and account for arrangements that included payment terms that extended beyond the Company’s customary terms, and (iv) ensure proper cut-off for certain transaction types. The Company had also insufficiently trained its sales force and other personnel involved in the sales process with respect to the Company’s revenue recognition policies and procedures. In addition, the Company had not adequately designed controls to ensure the proper assessment of sales arrangements documented in foreign languages. As a result of these design defects, our policies and controls related to the Company’s revenue recognition practices were not effective in ensuring that revenue was properly accounted for. In addition, the Company lacked appropriate controls to ensure the completeness and accuracy of data within certain data warehouse reports used to support the revenue recognition process. The Company also did not have effective general information technology controls around the data warehouse and licensing systems.

●	Manual Journal Entries – The Company’s internal controls over manual journal entries were not operating effectively and in a consistent manner to prevent the potential recording of inappropriate manual journal entries in the Company’s books and records. Specifically, management’s review process over the recording of manual journal entries, at times, lacked the appropriate level of approval or evidence of the appropriate journal entry supporting documentation.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, the only changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting were:

Control Environment. We completed implementation of internal controls with respect to background checks to validate education, credit, criminal and employment history of current and future senior officers, including existing employees that are subsequently promoted to senior management positions and acquired employees placed in senior management positions. We also hired a Director of Internal Audit, who reports directly to the Audit Committee, to lead our internal audit function.

Sufficiency of Accounting Department Resources. We further enhanced our finance and accounting department staff in terms of both number and competency of personnel throughout the fourth quarter of 2014. During the 2014 fourth quarter, we developed and delivered to the finance and accounting department personnel a technical revenue recognition training course that was led by our CFO and Corporate Controller.

Manual Journal Entries. We designed, established and documented detailed global accounting policies and procedures regarding the documentation required to support manual journal entries and the storage of the documentation that supports our manual journal entries. We also designed a process requiring accounting supervisors and/or managers who are independent of the preparers of manual journal entries to review and approve all manual journal entries and to ensure proper supporting evidence is maintained.

Remediation Efforts to Address Identified Material Weaknesses

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. If not remediated, the material weaknesses in our internal controls could result in material misstatements in our financial statements.

Our Board of Directors and management take internal controls over and the integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining strong and effective internal controls over financial reporting and a strong internal control environment. The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing to address our material weaknesses as of December 31, 2014:

Control Environment and Monitoring

●

We have developed and are in the process of implementing a global training program, with the participation of our CEO and CFO, regarding the importance of financial reporting integrity and the Company’s Code of Conduct and Ethics Policy. The training program is mandatory for all employees. We plan to complete this training program during the second quarter of 2015.

●

We developed and communicated to all employees in the first quarter of 2015 a revised whistleblower program. The program includes enhanced visibility of the Company’s whistleblower hotline and an enhanced written policy. Training on the revised whistleblower program is in process and will be completed during the second quarter of 2015. In addition, the Company is in the process of establishing a formal set of procedures that govern our assessment, evaluation and communications regarding whistleblower matters. The process will provide for the Audit Committee’s action on certain matters related to senior management as well as for the Audit Committee’s direct oversight and monitoring of senior management’s actions undertaken to assess, evaluate and resolve whistleblower matters.

●

Our Director of Internal Audit is currently working to establish an independent internal audit function and develop a risk-based internal audit plan for the Company to improve monitoring controls necessary to detect circumstances in which management might override controls or deviate from expected standards of conduct as well as to assess and monitor compliance with internal controls over financial reporting.

●

We are in the process of defining within our enterprise resource planning (ERP) system the roles and responsibilities for key accounting and operations personnel. This will allow us to better incorporate segregation of duties considerations and ensure that conflicts of interest are avoided or minimized when we are processing transactions within our ERP system.

●	In the second quarter of 2015, we will conduct a formal fraud risk assessment as part of our overall risk assessment process to ensure fraud risks are considered and adequately mitigated.

Revenue Recognition

●

We have developed and are in the process of implementing a global training program, with the participation of our CEO and CFO (and to be reinforced by senior accounting personnel with the appropriate level of expertise), for executives and for finance, accounting, operations, sales and other personnel involved in the sales process to enhance awareness and understanding of the Company’s revenue recognition policies and procedures. We plan to complete the implementation of this training program during the second and third quarters of 2015.

●

The Company will continue to enhance the deal desk function that it established in December 2013 to detect and then direct non-standard sales transactions, proposed or executed, to a central location where revenue recognition personnel will assess them and then account for the related revenues accordingly. Specifically, we plan to further refine and formally document deal desk procedures in the second and third quarters of 2015 to improve deal desk communication with sales, technical support, order management, legal and operations personnel regarding sales transactions, proposed or executed, to proactively identify non-standard sales transactions.

●

We have enhanced and will continue to enhance the documentation, oversight and monitoring of accounting policies and procedures relating to revenue recognition, including those around cutoff, allocation of arrangement consideration, VSOE and BESP. We have implemented a deal review checklist and extensive review process for all sales arrangements that helps to ensure that all deliverables within a multiple-element sales arrangement have been properly identified and accounted for. We have also implemented a process to review and assess sales arrangements that are documented in foreign languages.

●

We have developed and delivered revenue recognition training to finance, accounting, and legal personnel, and our sales force and other personnel required to sign quarterly representation letters. We will continue to conduct revenue recognition training on an annual basis and also periodically for new hires in the finance, accounting and legal departments as well as for other new hires who will be required to sign quarterly representation letters. We also plan on broadening our revenue recognition training to additional personnel involved in the sales process as noted above.

●	We are in the process of enhancing our general information technology controls over our data warehouse and licensing systems.

●

We purchased an information technology system to assist the Company in applying its revenue recognition policies, which will help streamline the Company’s revenue recognition processes. The Company plans to implement the system over the next twelve months.

Manual Journal Entries

●

We will provide additional training to personnel recording and reviewing manual journal entries to ensure consistent compliance with our policies and controls over manual journal entries. Internal Audit will conduct testing of manual journal entries to assess the remediation efforts.

The Audit Committee has directed management to develop a detailed plan and timetable for the completion of the implementation of the remedial measures outlined above (other than measures that we indicate have already been completed) and will continue to monitor such implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to our policies and procedures in order to improve the overall effectiveness of our internal control over financial reporting.

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

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ixia

Calabasas, California

We have audited Ixia and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Control Environment – The Company’s controls were ineffective to establish and communicate standards of conduct outlined in the Company’s Code of Conduct and Ethics Policy throughout the organization. The Company’s controls over whistleblower allegation investigations were improperly designed to perform timely investigations into all whistleblower matters with appropriate scope, procedures and conclusions reached. In addition, the Company did not sufficiently consider fraud in performing its risk assessment procedures. The Company did not have controls that were present and functioning to appropriately segregate duties within certain areas of the organization. The Company lacked certain monitoring controls necessary to detect circumstances in which management might override controls or deviate from expected standards of conduct. Such monitoring controls are often addressed through the use of an internal audit function.

Revenue Recognition – The Company’s internal controls were not designed to: (i) appropriately identify each deliverable, including those deliverables within related orders, to allocate the arrangement consideration and assess the accounting impact of certain multiple-element sales arrangements, (ii) ensure that vendor specific objective evidence (VSOE) and best estimate of selling price (BESP) used to allocate arrangement consideration were properly determined, applied and documented, (iii) properly identify and account for arrangements that included payment terms that extended beyond the Company’s customary terms, and (iv) ensure proper cut-off for certain transaction types. The Company had also insufficiently trained its sales force and other personnel involved in the sales process with respect to the Company’s revenue recognition policies and procedures. In addition, the Company had not adequately designed controls to ensure the proper assessment of sales arrangements documented in foreign languages. As a result of these design defects, the Company’s policies and controls related to its revenue recognition practices were not effective in ensuring that revenue was properly accounted for. In addition, the Company lacked appropriate controls to ensure the completeness and accuracy of data within certain data warehouse reports used to support the revenue recognition process. The Company also did not have effective general information technology controls around the data warehouse and licensing systems.

Manual Journal Entries – The Company’s internal controls over manual journal entries were not operating effectively and in a consistent manner to prevent the potential recording of inappropriate manual journal entries in the Company’s books and records. Specifically, management’s review process over the recording of manual journal entries, at times, lacked the appropriate level of approval or evidence of the appropriate journal entry supporting documentation.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and our report dated March 30, 2015, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 30, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 1, 2015, which information will appear under the captions entitled “Proposal 1 - Election of Directors – Nominees,” and “Proposal 1 – Election of Directors - Information Regarding our Board of Directors and its Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2014.

The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to Annual Report on Form 10-K for fiscal year-ended December 31, 2003.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 1, 2015, which information will appear under the captions “Proposal 1 - Election of Directors - Compensation of Directors,” “Executive Compensation and Other Information” (other than under the subcaption “Equity Compensation Plan Information”), “Compensation Discussion and Analysis” and “Compensation Committee Report.”   The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 1, 2015, which information will appear under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Executive Compensation and Other Information - Equity Compensation Plan Information.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 1, 2015, which information will appear under the captions “Certain Relationships and Related Transactions,” and “Proposal 1 – Election of Directors – Information Regarding our Board of Directors and its Committees.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on June 1, 2015, which information will appear under the captions “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm.” The Proxy Statement will be filed with the Commission within 120 days after our last fiscal year-end which was December 31, 2014.

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

4.1

Indenture dated as of December 7, 2010 between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.00% Convertible Senior Notes due 2015 (included as Exhibit A to the Indenture) (6)

10.1

Credit Agreement dated as of December 21, 2012, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and the Other Lenders a Party Thereto (7)

10.1.1

First Amendment to Credit Agreement dated as of May 8, 2013, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (8)

10.1.2

Second Amendment to Credit Agreement dated as of February 14, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (9)

10.1.3

Third Amendment to Credit Agreement dated as of March 17, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (10)

10.1.4

Fourth Amendment to Credit Agreement dated as of April 30, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (11)

10.1.5

Waiver to Credit Agreement effective April 30, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (12)

10.1.6

Fifth Amendment to Credit Agreement and Waiver dated as of May 15, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (13)

10.1.7

Sixth Amendment to Credit Agreement dated as of June 12, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (14)

10.1.8

Seventh Amendment to Credit Agreement dated as of June 27, 2014, among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (15)

10.1.9

Eighth Amendment and Consent to the Credit Agreement, dated as of December 12, 2014, by and among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.1.10

Resignation and Appointment Agreement dated as of January 30, 2015, by and among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto (16)

10.1.11

Ninth Amendment to Credit Agreement dated as of January 30, 2015, by and among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Silicon Valley Bank, as Administrative Agent and Lender, and the Other Lenders a Party Thereto (17)

10.2*	Amended and Restated 1997 Equity Incentive Plan (18)

10.3*	Amended and Restated Non-Employee Director Stock Option Plan (19)

10.4*	Ixia 2010 Employee Stock Purchase Plan, as amended (20), together with Amendment No. 2 dated May 9, 2013 (21) and Amendment No. 3 dated June 19, 2013 (22)

10.5*	Officer Severance Plan (23), together with Amendment dated December 31, 2008 (24), Amendment No. 2 dated March 22, 2011 (25) and Amendment No. 3 dated December 21, 2012 (26)

10.6*	Ixia Officer Severance Plan (as Amended and Restated effective January 1, 2009) (27), together with Amendment No. 1 dated December 21, 2012 (28)

10.7*	Form of Indemnity Agreement between Ixia and its directors and executive officers (29)

10.8	Office Lease Agreement dated September 14, 2007 between MS LPC Malibu Property Holdings, LLC and the Company (30)

10.8.1	First Amendment to Office Lease dated February 11, 2010, between MS LPC Malibu Property Holdings, LLC and the Company (31)

10.8.2	Second Amendment to Office Lease dated November 15, 2010, between MS LPC Malibu Property Holdings, LLC and the Company (32)

10.8.3	Third Amendment to Office Lease dated January 10, 2012 between MS LPC Malibu Property Holdings, LLC and the Company (33)

10.8.4	Fourth Amendment to Office Lease dated June 1, 2012 between MS LPC Malibu Property Holdings, LLC and the Company (34)

10.8.5	Fifth Amendment to Office Lease dated November 1, 2012 between MS LPC Malibu Property Holdings, LLC and the Company (35)

10.8.6	Sixth Amendment to Office Lease dated June 18, 2013 between MS LPC Malibu Property Holdings, LLC and the Company (36)

10.9*	Compensation of Named Executive Officers as of December 31, 2014

10.10*	Summary of Compensation for the Company’s Non-Employee Directors effective April 1, 2013 (37)

10.11*	Ixia 2012-2013 Executive Officer Integration Bonus Plan (38)

10.12*	Ixia 2014 Senior Officer Bonus Plan (39)

10.13*	Amended and Restated Ixia 2008 Equity Incentive Plan, including Amended and Restated First Amendment dated as of May 4, 2011 and Second Amendment dated as of April 8, 2011 (40)

10.14*	Second Amended and Restated Ixia 2008 Equity Incentive Plan (41)

10.15*	Employment Offer Letter Agreement dated as of August 8, 2014 and effective as of August 13, 2014 between the Company and Bethany Mayer, as amended (42)

10.16*	Letter Agreement effective August 4, 2014 between the Company and Brent Novak (43)

10.17*	Employment Agreement entered into as of May 4, 2012 between the Company, as assignee of Anue Systems, Inc., and Alexander J. Pepe (44)

10.18*	Amendment No. 1 to Employment Agreement entered into as of August 14, 2013 between the Company and Alexander J. Pepe (45)

10.19*	Amendment No. 2 to Employment Agreement entered into as of October 24, 2013 between the Company and Alexander J. Pepe, as executed by the parties on August 5, 2014 (46)

10.20*	Employment and Retention Agreement entered into as of December 23, 2014 between the Company and Ronald W. Buckly (47)

10.21*	Employment Separation Agreement effective as of June 30, 2014 between the Company and Thomas B. Miller

10.22	Amended and Restated Credit Agreement dated as of March 2, 2015, by and among Ixia, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC, and VeriWave, Inc., as the Guarantors, Silicon Valley Bank, as Administrative Agent, Swingline Lender, and Letter of Credit Issuer, and the Other Lenders Parties Thereto (48)

10.23	Corrective Amendment to Credit Agreement effective as of March 20, 2015 between the Company and Silicon Valley Bank, as Administrative Agent

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (49)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on May 7, 2012.

(2)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on July 2, 2012.

(3)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on October 31, 2013.

(4)	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(5)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on April 4, 2013.

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 8, 2010.

(7)	Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 28, 2012.

(8)	Incorporated by reference to Exhibit 10.1.1 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on June 23, 2014.

(9)	Incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on June 23, 2014.

(10)	Incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on June 23, 2014.

(11)	Incorporated by reference to Exhibit 10.1.4 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on June 23, 2014.

(12)	Incorporated by reference to Exhibit 10.1.5 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on June 23, 2014.

(13)	Incorporated by reference to Exhibit 10.1.6 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on June 23, 2014.

(14)	Incorporated by reference to Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on June 23, 2014.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on September 5, 2014.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on February 2, 2015.

(17)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on February 2, 2015.

(18)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(19)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-117969) filed with the Commission on August 5, 2004.

(20)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-176237) filed with the Commission on August 11, 2011.

(21)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-188689) filed with the Commission on May 17, 2013.

(22)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.

(23)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on January 7, 2009.

(25)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on March 28, 2011.

(26)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on April 4, 2013.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on January 7, 2009.

(28)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on April 4, 2013.

(29)	Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the Commission on September 5, 2000.

(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on September 25, 2007.

(31)	Incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on March 5, 2012.

(32)	Incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on March 5, 2012.

(33)	Incorporated by reference to Exhibit 10.8.3 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on April 4, 2013.

(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on July 10, 2012.

(35)	Incorporated by reference to Exhibit 10.8.5 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on April 4, 2013.

(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) filed with the Commission on August 9, 2013.

(37)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on June 23, 2014.

(38)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 12, 2012.

(39)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the Commission on October 8, 2014.

(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on May 25, 2011.

(41)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the Commission on June 25, 2013.

(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) filed with the Commission on November 7, 2014.

(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on August 5, 2014.

(44)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on August 5, 2014.

(45)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on August 5, 2014.

(46)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on August 5, 2014.

(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on December 23, 2014.

(48)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the Commission on March 6, 2015

(49)	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 0-31523) filed with the Commission on March 3, 2004.

(b)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2015	IXIA

/s/ BETHANY MAYER
Bethany Mayer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BETHANY MAYER	President, Chief Executive Officer, Director	March 30, 2015
Bethany Mayer	(Principal Executive Officer)

/s/ BRENT NOVAK	Chief Financial Officer	March 30, 2015
Brent Novak	(Principal Financial and Accounting Officer)

/s/ ERROL GINSBERG	Chairman of the Board, Director	March 30, 2015
Errol Ginsberg

/s/ JONATHAN FRAM	Director	March 30, 2015
Jonathan Fram

/s/ GAIL HAMILTON	Director	March 30, 2015
Gail Hamilton

/s/ LAURENT ASSCHER	Director	March 30, 2015
Laurent Asscher

IXIA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ixia

Calabasas, California

We have audited the accompanying consolidated balance sheets of Ixia and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ixia and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2015, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 30, 2015

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Ixia:

In our opinion, the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2012 present fairly, in all material respects, the results of operations and cash flows of Ixia and its subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, CA

April 4, 2013

IXIA

Consolidated Balance Sheets

(in thousands)

	As of December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$46,394	$34,189
Short-term investments in marketable securities	79,760	51,507
Accounts receivable, net of allowances of $1,011 and $840 as of December 31, 2014 and 2013, respectively	99,528	109,590
Inventories	44,826	47,136
Prepaid expenses and other current assets	47,077	48,514
Total current assets	317,585	290,936

Property, plant and equipment, net	37,648	35,932
Intangible assets, net	145,108	189,949
Goodwill	338,873	338,836
Other assets	30,697	32,070
Total assets	$869,911	$887,723

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,902	$19,011
Accrued expenses and other	45,271	53,748
Deferred revenues	100,170	89,217
Convertible senior notes	200,000	-
Total current liabilities	362,343	161,976

Deferred revenues	18,046	15,106
Other liabilities	8,431	11,529
Convertible senior notes	-	200,000
Total liabilities	388,820	388,611

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2014 and 2013; 78,575 and 76,849 shares issued and outstanding as of December 31, 2014 and 2013, respectively	187,397	178,347
Additional paid-in capital	206,913	191,976
Retained earnings	87,574	129,166
Accumulated other comprehensive loss	(793)	(377)
Total shareholders’ equity	481,091	499,112

Total liabilities and shareholders’ equity	$869,911	$887,723

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Products	$325,455	$352,712	$330,315
Services	139,003	114,544	83,119
Total revenues	464,458	467,256	413,434

Costs and operating expenses: (1)
Cost of revenues – products (2)	98,815	89,136	71,668
Cost of revenues – services	16,166	13,867	10,493
Research and development	115,156	117,502	98,169
Sales and marketing	151,765	137,724	117,214
General and administrative	66,475	47,158	45,607
Amortization of intangible assets	46,901	40,805	30,018
Acquisition and other related	3,277	6,920	11,861
Restructuring	10,310	1,840	4,077
Total costs and operating expenses	508,865	454,952	389,107

(Loss) income from operations	(44,407)	12,304	24,327
Interest income and other, net	(24)	6,269	2,255
Interest expense	(8,266)	(7,771)	(7,215)
(Loss) income before income taxes	(52,697)	10,802	19,367
Income tax (benefit) expense	(11,105)	(1,068)	(26,093)
Net (loss) income	$(41,592)	$11,870	$45,460

(Loss) earnings per share:
Basic	$(0.54)	$0.16	$0.63
Diluted	$(0.54)	$0.15	$0.59

Weighted average number of common and common equivalent shares outstanding:
Basic	77,629	75,757	72,183
Diluted	77,629	77,513	84,505

(1)	Stock-based compensation included in:
Cost of revenues – products	$331	$550	$423
Cost of revenues – services	126	209	162
Research and development	6,843	8,065	6,242
Sales and marketing	5,624	7,367	5,352
General and administrative	3,595	4,571	7,462

(2)

Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of $28.9 million, $26.0 million and $20.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in Amortization of intangible assets.

 The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Net (loss) income	$(41,592)	$11,870	$45,460

Unrealized (loss) gain on investments, net of tax	(74)	(2,028)	586
Foreign currency translation adjustment	(342)	(638)	(527)

Other comprehensive (loss) income	(416)	(2,666)	59

Comprehensive (loss) income	$(42,008)	$9,204	$45,519

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Consolidated Statements of Shareholders' Equity

(in thousands)

			Additional		Accumulated Other	Total
	Common Stock - No Par		Paid-in-	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2011	70,240	$132,330	$145,840	$71,836	$2,230	$352,236
Net income	-	-	-	45,460	-	45,460
Change in unrealized gains and losses on investments, net of tax	-	-	-	-	586	586
Cumulative translation adjustment	-	-	-	-	(527)	(527)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	3,886	26,603	-	-	-	26,603
Stock-based compensation	-	-	19,641			19,641
Stock award tax benefit	-	-	3,499	-	-	3,499
Balance at December 31, 2012	74,126	$158,933	$168,980	$117,296	$2,289	$447,498
Net income	-	-	-	11,870	-	11,870
Change in unrealized gains and losses on investments, net of tax	-	-	-	-	(2,028)	(2,028)
Cumulative translation adjustment	-	-	-	-	(638)	(638)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	2,723	19,414	-	-	-	19,414
Stock-based compensation	-	-	20,762			20,762
Stock award tax benefit	-	-	2,234	-	-	2,234
Balance at December 31, 2013	76,849	$178,347	$191,976	$129,166	$(377)	$499,112
Net loss	-	-	-	(41,592)	-	(41,592)
Change in unrealized gains and losses on investments, net of tax	-	-	-	-	(74)	(74)
Cumulative translation adjustment	-	-	-	-	(342)	(342)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	1,726	9,050	-	-	-	9,050
Stock-based compensation	-	-	16,519	-	-	16,519
Stock award tax deficiency	-	-	(1,582)	-	-	(1,582)
Balance at December 31, 2014	78,575	$187,397	$206,913	$87,574	$(793)	$481,091

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net (loss) income	$(41,592)	$11,870	$45,460
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	16,525	16,061	16,034
Amortization of intangible assets	46,901	40,805	30,018
Realized gain on sale of available-for-sale securities, net	(85)	(4,469)	-
Stock-based compensation	16,519	20,762	19,641
Deferred income taxes	(14,382)	(6,664)	(42,363)
Excess tax benefits from stock-based compensation	-	(2,477)	(3,025)
Amortization of debt issuance costs	1,870	-	-
Amortization of investment premiums	63	-	-
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	10,062	3,416	(21,771)
Inventories	(8,028)	(11,036)	(2,445)
Prepaid expenses and other current assets	(4,586)	(6,773)	1,483
Other assets	5,538	3,154	54
Accounts payable	(2,419)	3,195	5,521
Accrued expenses and other	(5,400)	(7,442)	11,135
Deferred revenues	13,853	24,362	18,389
Other liabilities	3,232	1,736	2,183
Net cash provided by operating activities	38,071	86,500	80,314

Cash flows from investing activities:
Purchases of property and equipment	(8,063)	(12,131)	(17,726)
Purchases of available-for-sale securities	(96,886)	(191,973)	(168,623)
Proceeds from available-for-sale securities	68,580	271,585	381,904
Purchases of other intangible assets	(771)	(893)	(843)
Proceeds from purchase price adjustments related to previous acquisitions	6,081	-	-
Payments in connection with acquisitions, net of cash acquired	(3,857)	(188,298)	(298,928)
Net cash used in investing activities	(34,916)	(121,710)	(104,216)

Cash flows from financing activities:
Debt issuance costs	-	-	(947)
Proceeds from exercise of stock options and employee stock purchase plan options	9,443	19,414	26,603
Cash paid for shares withheld for taxes	(393)	-	-
Excess tax benefits from stock-based compensation	-	2,477	3,025
Net cash provided by financing activities	9,050	21,891	28,681
Net increase (decrease) in cash and cash equivalents	12,205	(13,319)	4,779
Cash and cash equivalents at beginning of year	34,189	47,508	42,729
Cash and cash equivalents at end of year	$46,394	$34,189	$47,508

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$6,003	$6,000	$6,000
Income taxes	$(1,446)	$10,334	$7,596
Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$1,088	$1,104	$-
Transfers of inventory to property and equipment	$10,464	$7,663	$-

The accompanying notes are an integral part of these consolidated financial statements.

IXIA

Notes to Consolidated Financial Statements

1.	Description of Business, Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Description of Business

Ixia was incorporated on May 27, 1997 as a California corporation. Ixia provides application performance and security resilience solutions so that organizations can validate, secure and optimize their physical and virtual networks. Enterprises, service providers, network equipment manufacturers and governments worldwide rely on Ixia’s solutions to deploy new technologies and achieve efficient, secure ongoing operation of their networks. Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services.

The Company is headquartered in Calabasas, California with operations across the U.S. and the rest of the world.  Our revenues are principally derived from shipments within the U.S. and to the Europe, Middle East and Africa (EMEA) and Asia Pacific regions.

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Fair Value of Financial Instruments

Our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair values because of the short-term maturity of these instruments and the relative stability of interest rates. The fair values of our money market funds, U.S. treasury, government and agency debt securities and corporate debt securities are based on quoted market prices as shown in our investment brokerage/custodial statements. See Note 3 for information related to the fair value of our convertible senior notes.

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

Foreign Currency Forward Contracts

We utilize foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen, Euros and British Pounds.  These contracts are cash flow hedges used to reduce the risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures.  Foreign currency contracts are typically short-term in duration ranging from one to four months. We do not enter into foreign exchange forward contracts for speculative or trading purposes. In accordance with ASC 815, “Derivatives and Hedging,” the Company records all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company’s foreign currency contracts are generally not designated as hedges and any gains or losses on the movement in their fair values is recognized in the results of operations immediately. Foreign currency contracts are recorded at fair market values as a component of Prepaid expenses and other current assets in the consolidated balance sheet and the change in their fair value is recorded as a gain or loss in the consolidated statements of operations as a component of Interest income and other, net.

As of December 31, 2014, we held three open foreign currency forward contracts with a notional value of $8.5 million and a net fair value of approximately $24,000. As of December 31, 2013, we held five open foreign currency forward contracts with a notional value of $7.0 million and a net fair value of approximately $54,000. During 2014 and 2013, net gains related to the change in fair value of such foreign currency forward contracts were approximately $531,000 and $658,000, respectively. During 2012, net losses related to the change in fair value of such foreign currency forward contracts were not significant.

Investments in Marketable Securities

We maintain a portfolio of cash equivalents and investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities, and money market funds. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes. We determine the appropriate classification of investments in marketable securities at the time of purchase.  Accretion and amortization of purchase discounts and premiums are included in interest income and other, net. Available-for-sale securities are stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income or loss, net of tax. The specific identification method is used to compute realized gains and losses on our marketable securities. In 2014, 2013 and 2012, we had gross realized gains of approximately $94,000, $4.5 million and $1.3 million, respectively. In 2014, 2013 and 2012, gross realized losses were not significant.

We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of December 31, 2014 and have determined that no investments with unrealized losses are other-than-temporarily impaired. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of our computer software and equipment is computed using the straight-line method based upon the estimated useful lives of the applicable assets, ranging from three to five years. Building and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Useful lives are evaluated periodically by management in order to determine recoverability in light of current technological conditions. Property, plant and equipment also include the cost of our products used for research and development which are classified as development equipment and are depreciated over five years to research and development. We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers, which is included in Sales and marketing in the consolidated statements of operations. Repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of Property, plant and equipment, the accounts are relieved of the cost and the related Accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

Goodwill

We record goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. We evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. We have determined that we have one reporting unit for goodwill impairment testing purposes. The fair value of the Company’s reporting unit is determined using the market capitalization of Ixia, which considers the observed market price of the Company’s publicly-traded equity securities on the impairment test date. The fair value of the Company’s reporting unit is then compared to the carrying amount of the Company’s reporting unit under “step 1” of the impairment testing model. If the carrying value of the reporting unit exceeds its fair value, then the fair value of goodwill is determined and compared to its carrying value under “step 2.” Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value. We completed our annual goodwill impairment test of our single reporting unit as of December 31, 2014 and determined that there was no impairment.

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

An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis and may involve the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information and discount rates. No such impairment charges were recorded during the years ended December 31, 2014, 2013 and 2012.

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

Activity in the product warranty liability account for the years presented is as follows (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012

Balance at beginning of year	$646	$665	$703
Current year provision	1,759	2,219	629
Acquired liability (Net Optics acquisition)	—	117	—
Expenditures	(1,689)	(2,355)	(667)
Balance at end of year	$716	$646	$665

Revenue Recognition

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

As our systems typically include hardware and software products, and the related services, we recognize our revenue in accordance with authoritative guidance on both hardware and software revenue recognition. Furthermore, in accordance with the current revenue recognition guidance, our hardware platform and certain other products that include both tangible products and software elements that function together to deliver the tangible product’s essential functionality have been scoped out of software revenue recognition guidance, and therefore these products are accounted for as hardware products for revenue recognition purposes.

For our hardware and software products, and related services, we recognize revenue based on the following four criteria: whether (i) evidence of an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., risks and rewards of ownership have passed to the customer); (iii) the sales price is fixed or determinable; and (iv) collectability is deemed reasonably assured (or probable for software-related deliverables). Provided that the above criteria are met, revenue from hardware and software product sales is typically recognized upon shipment and service revenues are recognized as the services are provided or completed. Our service revenues from our initial and separately purchased technical support, warranty and software maintenance arrangements are recognized on a straight-line basis over the applicable contractual period.

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

(1)

The total arrangement fee is allocated to the separate non-software deliverables (e.g., chassis, interface cards, and software post contract customer support and maintenance (“PCS”) related to our operating system software that is essential to the functionality of our hardware platform) and the software-related deliverables as a group (e.g., application software and software PCS) based on a relative selling price (“RSP”) method applied to all elements in the arrangement using the selling price hierarchy in the amended revenue recognition guidance as discussed below, and

(2)

The value assigned to the software group for the software deliverables is then allocated to each software element based on the residual method, whereby value is allocated first to the undelivered elements, typically PCS, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met. The fair value of an element must be based on vendor specific objective evidence (“VSOE”) of the selling price, which typically only exists for technical support, warranty and software maintenance services as discussed below.

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

The allocation of value to each deliverable in a multiple element arrangement is completed at the inception of an arrangement, which is typically the receipt of a customer purchase order. The allocated value of each non-software deliverable is then recognized as revenue when each element is delivered, provided all of the other revenue recognition criteria discussed above have been met. For software deliverables, the total software group allocation (or total arrangement consideration for customer orders that include only software products and related services) is allocated based on the residual method which requires that we first allocate value to the undelivered element at VSOE of the selling price of the undelivered element and the remaining portion of the arrangement fee is allocated to the delivered elements. As we do not sell our software products without technical support, warranty and software maintenance services, we are unable to establish VSOE for our software products, and therefore use the residual method under the software revenue recognition guidance to allocate the software group (or arrangement) value to each software deliverable. Under the residual method, the software group (or arrangement) value is allocated first to the undelivered elements, typically technical support, warranty and software maintenance services based on VSOE, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met. If VSOE cannot be established for an undelivered element within the software group (or arrangement), we defer the entire value allocated to the software group (or arrangement) until the earlier of (i) delivery of all elements (other than technical support, warranty and software maintenance services, provided VSOE has been established) or (ii) establishment of VSOE of the undelivered element(s). If the only undelivered element(s) relates to a service for which VSOE has not been established, the entire allocated value of the software group (or arrangement) is recognized as revenue over the longer of the service or contractual period of the technical support, warranty and software maintenance services.

VSOE of fair value typically only exists for the Company’s technical support, warranty and software maintenance services (“Support”). VSOE of fair value is established using the bell-shaped curve approach for a subgroup when a substantial majority (generally greater than 75%) of the transactions are priced within a reasonably narrow range (generally plus or minus 15% from the list price, which approximates the median). On a regular basis, the Company separately sells Support upon the expiration of the initial contractual periods included in an initial sales arrangement (“Support Renewals”). The population of Support Renewals is used in the bell-shaped curve approach to establish VSOE of fair value of Support and consists of actual sales prices charged to customers for Support Renewals and includes only Support Renewals sold separately on a stand-alone basis. The Company reviews these standalone sales of its Support Renewals for VSOE of fair value of its Support on a quarterly basis (“VSOE Analysis”). The Company’s pricing for Support Renewal transactions is generally based on a percentage of the Company’s list price for the product for which the Support Renewal is being purchased. When pricing conditions vary significantly, the Company further stratifies the population of stand-alone sales of its Support Renewals based on Support Renewal pricing conditions and separately analyzes these subgroups of Support Renewal transactions. The Company’s Support Renewal pricing conditions consist of the underlying product type, product family, customer type and the geographic region in which the sale is made.

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

Cost of Revenues

Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping and some final assembly and testing at our facilities in Calabasas, California, Austin, Texas, Santa Clara, California and in Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services and the cost of extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $28.9 million, $26.0 million and $20.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included within our Amortization of intangible assets line item on our consolidated statements of operations.

Shipping and Handling Costs

Shipping and handling costs are reported in Sales and marketing expenses in our consolidated statements of operations. For the years ended December 31, 2014 and 2013, we recorded shipping and handling costs of $1.7 million and $1.3 million, respectively.

Research and Development

Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing and enhancement of our products. Costs related to research and development activities, including those incurred to establish the technological feasibility of a software product, and are expensed as incurred. If technological feasibility is established, all development costs incurred until general product release are subject to capitalization. To date, establishment of technological feasibility of our products and general release have substantially coincided. As a result, we have not capitalized any development costs.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs included in sales and marketing were $2.6 million, $2.9 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected more likely than not to be realized.

We recognize, in our consolidated financial statements, the impact of tax positions that are more likely than not to be sustained upon examination based on the technical merits of the positions. We recognize interest and penalties related to uncertain tax positions in income tax expense. See Note 9 for additional information.

(Loss) Earnings Per Share

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

Foreign Currency Translation and Transactions

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. Dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments included as a separate component in accumulated other comprehensive income (loss). Income and expense accounts are translated at average exchange rates during the year. Where the U.S. Dollar is the functional currency, certain balance sheet and income statement accounts are remeasured at historical exchange rates and translation adjustments from the remeasurement of the local currency amounts to U.S. Dollars are included in interest income and other, net. During the years ended December 31, 2014, 2013 and 2012, we had net foreign currency income (losses) of approximately ($767,000), $267,000 and ($519,000), respectively, attributable to our foreign operations, which includes net gains and losses on forward contracts.

Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive (loss) income includes unrealized gains and losses on investments and foreign currency translation adjustments.

Segments

Operating segments are defined as components of an enterprise engaged in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) of the enterprise to make decisions about resources to be allocated to the segment and to assess its performance. Our CODM is our Chief Executive Officer who reviews our consolidated budgets and results for the purposes of allocating resources and evaluating financial performance.  Accordingly, we have determined that we operated within one business segment as of, and for the years ended, December 31, 2014, 2013 and 2012. See Note 5 for entity-wide disclosures about products and services, geographic areas and major customers.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. We are in the process of evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which provides new guidance regarding share-based compensation. The updated guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value of the award. The standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are in the process of evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.

2.	Acquisitions

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

Acquisition and other related costs, including integration activities, approximated $2.1 million and $6.9 million for the years ended December 31, 2013 and 2012, respectively. These acquisition and other related costs have been expensed as incurred, and have been included within the Acquisition and other related line item on our consolidated statements of operations.

In connection with the acquisition, we were obligated to pay up to $3.2 million to certain pre-acquisition employees of BreakingPoint over a weighted average period of less than two years provided they remained employees of Ixia. During 2014 the amount expensed was not significant. During 2013 and 2012, $1.1 million and $2.1 million, respectively, was expensed and recorded within the Acquisitions and other related line item on our consolidated statements of operations. As of December 31, 2014, the remaining obligation was not significant.

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

The aggregate purchase price totals $187.4 million, and reflects certain post-closing adjustments, related to the final determination of the Net Optics’ closing working capital under the purchase agreement and the final amount of the tax reimbursements due to the sellers that were determined based upon the filing of certain tax returns. The acquisition was funded from our existing cash and sale of investments.

Acquisition and other related costs, including integration activities, approximated $3.5 million and $4.0 million for the years ended December 31, 2014 and 2013, respectively. These acquisition and other related costs have been expensed as incurred and have been included within the Acquisition and other related line item on our consolidated statements of operations.

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

During the first quarter of 2014, we also recorded a measurement period adjustment to finalize the previous purchase accounting estimates resulting from the update to the tax basis of certain intangible assets. This resulted in an increase to deferred tax assets of $26.9 million and a corresponding decrease to goodwill, which were retrospectively adjusted to the acquisition date (i.e., December 5, 2013). These measurement period adjustments are reflected in the table below.

During the fourth quarter of 2014, we reduced our aggregate purchase price for Net Optics from $187.7 million to $187.4 million due to a measurement period adjustment to finalize certain post-closing adjustments, including the final amount of the tax reimbursements due to the sellers that were determined upon the filing of certain tax returns. The adjustment reduced the value of our accrued expenses and other liabilities and goodwill balances by approximately $341,000. As these changes were not material, we did not recast our prior period financial statements for such changes. The below table reflects these changes.

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$1,967
Accounts receivable	9,253
Inventories	6,543
Prepaid and other assets	1,742
Fixed assets,	2,976
Deferred tax asset	26,915
Identifiable intangible assets	72,858
Goodwill	78,727
Total assets acquired	200,981
Accounts payable, accrued expenses and other liabilities	(8,440)
Deferred revenues	(5,170)
Net assets acquired	$187,371

The identifiable intangible assets of $72.9 million consist of $50.0 million of acquired technology, $15.8 million of customer relationships and related service agreements, $3.7 million related to non-compete agreements, $3.0 million for the trade name, and approximately $358,000 of other identifiable intangible assets. The fair values of the identifiable intangible assets have been estimated using the income approach, which includes the discounted cash flow and relief-from-royalty methods. These intangible assets will be amortized using a straight-line method over their expected useful lives ranging from four months to seven years. The goodwill recorded in connection with this transaction is tax deductible for U.S. income tax purposes.

Pro Forma and Post Acquisition Results (Unaudited)

The following table summarizes the unaudited pro forma total revenues and net income of the combined entities, including Ixia, had the acquisition of Net Optics occurred January 1, 2012, and the acquisitions of Anue and BreakingPoint had occurred on January 1, 2011 (in thousands):

	Year Ended December 31,
	2013	2012

Total revenues	$516,767	$514,075
Net loss	(2,097)	(2,006)

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

Post-acquisition results for Net Optics operations have been included in our consolidated financial statements since the acquisition date (i.e., December 5, 2013), which approximated $4.8 million of total revenues and a loss before income taxes of approximately $1.9 million for the year ended December 31, 2013. Post-acquisition results for Anue and BreakingPoint’s operations have been included in our consolidated financial statements, which included combined revenues of $54.9 million and a combined loss before income taxes of approximately $7.9 million for the year ended December 31, 2012.

The pro forma combined results do not purport to be indicative of the results of operations which would have resulted had the acquisition been effective at the beginning of the applicable periods noted above, or the future results of operations of the combined entity.

3.	Debt

Unsecured Convertible Senior Notes

On December 7, 2010, the Company issued $200.0 million in aggregate principal amount of 3.00% Convertible Senior Notes (the “Notes”) due December 15, 2015 unless earlier repurchased or converted. The unsecured Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes are governed by the terms of an indenture agreement (the “Indenture”) dated December 7, 2010 between the Company and Wells Fargo Bank, N.A., as trustee. The Indenture was filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2010.

The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, commencing June 15, 2011. We may in certain instances be required to pay additional interest if the Notes are not freely tradable by the holders thereof (other than our affiliates) beginning six months after the date of issuance and in connection with events of default relating to our failure to comply with our reporting obligations to the trustee and the SEC. After such a default under the Indenture, if the trustee or the holders of at least 25% in aggregate principal amount of the Notes give us notice of, and direct us to cure, the default and the default is not cured within 60 days thereafter, then unless a waiver is obtained from the holders of more than 50% in aggregate principal amount of the Notes, an event of default will occur under the Indenture. Upon any such event of default, we may elect that for the first 180 days (or such lesser amount of time during which the event of default continues), the sole remedy be the payment of additional interest at an annual rate equal to 0.50%. If we elect to pay such additional interest and the event of default is not cured within the 180-day period, or if we do not make such an election to pay additional interest when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the Notes to be due and payable immediately.

During each of the years ended December 31, 2014, 2013 and 2012, we made scheduled interest payments of $6.0 million. During the quarter ended December 31, 2014 and as a result of our late filing with the SEC and the trustee of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 First Quarter Form 10-Q”) and as described in more detail below, we were required to pay, for a one-day period, additional interest on the Notes at an annual rate of 0.50%.

Debt issuance costs were approximately $6.0 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the five year term of the Notes using the straight-line method. During each of the years ended December 31, 2014, 2013 and 2012, amortization recorded to interest expense pertaining to deferred issuance costs were $1.2 million.

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

The Indenture provides for customary events of default (subject in certain cases to grace and cure periods) including, without limitation, (i) the failure to pay amounts due under the Notes, (ii) the failure to deliver the shares of our Common Stock due upon conversion of any Note, (iii) our failure to comply with other agreements contained in the Indenture or in the Notes, including our agreement to timely file certain reports with the trustee, (iv) payment defaults on, or acceleration of, other indebtedness, (v) the failure to pay certain judgments, and (vi) certain events of bankruptcy, insolvency or reorganization with respect to the Company. An event of default under the Indenture (other than an event of default related to certain events of bankruptcy, insolvency or reorganization) will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes to cause the acceleration of the Notes. An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company will automatically cause the acceleration of the Notes.

On July 16, 2014, the trustee provided us with notice that we were in default under the Indenture as a result of our delinquency in filing our 2014 First Quarter Form 10-Q with the trustee. In accordance with the terms of the Indenture, we had 60 days after receipt of the notice to cure such default. The cure period expired on September 14, 2014, at which time the default became an event of default and gave the trustee and the holders of the Notes the right to exercise various remedies, including acceleration of the Notes. In accordance with the terms of the Indenture, however, and by delivery of notice to the trustee, the paying agent and the holders of the Notes, we elected to pay additional interest at an annual rate equal to 0.50% as the sole remedy to the holders of the Notes for the up to 180 day period commencing on September 14, 2014. We cured such default and the related event of default by filing the 2014 First Quarter Form 10-Q with the SEC on September 15, 2014. Such filing of the 2014 First Quarter Form 10-Q was, pursuant to the terms of the Indenture, also deemed a filing with the trustee, and we were thereafter no longer required to pay the additional interest on the Notes.

On September 3, 2014, the trustee provided us with notice that we were in default under the Indenture because we were delinquent in filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “2014 Second Quarter Form 10-Q”) with the trustee. In accordance with the terms of the Indenture, we had 60 days to cure such default. We cured the default by filing the 2014 Second Quarter Form 10-Q with the SEC on September 15, 2014. Such filing was, pursuant to the terms of the Indenture, also deemed a filing with the trustee.

We also defaulted under the Indenture as a result of our failure to timely file with the SEC and the trustee our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “2013 Third Quarter Form 10-Q”), our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), and a Current Report on Form 8-K/A relating to our acquisition of Net Optics in December 2013 (the “Form 8-K/A”). Such defaults were cured by our filing of the three reports with the SEC on June 23, 2014. Such filings were, pursuant to the terms of the Indenture, also deemed to be filings with the trustee.

As of December 31, 2014 and 2013, the estimated fair value of our Notes was $202.4 million and $215.7 million, respectively. The estimated fair value of the Notes was determined based on the market price of the Notes as of December 31, 2014 and 2013, which are based on Level 2 inputs.

Senior Secured Credit Agreements

2015 Credit Agreement

On March 2, 2015 (the “Closing Date”), we entered into an amended and restated credit agreement (the “Credit Agreement”) by and among the Company, as borrower, certain of the Company’s wholly owned direct and indirect subsidiaries, as guarantors, Silicon Valley Bank, as administrative agent, swingline lender and letter of credit issuer, and the other lenders parties thereto (Silicon Valley Bank and the other lenders hereinafter collectively referred to as the “Lenders”). The Credit Agreement amended and restated our prior credit agreement dated as of December 21, 2012, as amended (the “Prior Credit Agreement”), by and among Ixia, the guarantors, Silicon Valley Bank, as administrative agent, swingline lender, and letter of credit issuer (as successor to Bank of America, N.A. in such capacities), and the other lenders parties thereto.

The Credit Agreement provides for a (i) term loan (the “Term Loan”) in the aggregate principal amount of $40.0 million, which amount was advanced to the Company on March 3, 2015, and (ii) revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $60.0 million, with sub-limits of $25.0 million for the issuance of standby letters of credit and $15.0 million for swingline loans. The aggregate amount available under the Credit Facility may, upon our request and subject to the receipt of increased commitments from the Lenders or additional lenders, be increased by an aggregate amount of up to $80.0 million. We are permitted to voluntarily prepay outstanding loans under the Credit Facility at any time without premium or penalty. Prior to the maturity of the Credit Facility, we may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that are repaid or prepaid under the Term Loan.

The maturity date of the Credit Facility is February 15, 2018; provided, however, if, at any time between June 15, 2015 and the maturity date for the Notes (i.e., December 15, 2015), we do not have total available liquidity (defined as cash, cash equivalents, and marketable securities plus availability under the Revolving Credit Facility) of $25.0 million in excess of the amount then required to repay our Notes (as described above) in full, all amounts outstanding under the Credit Facility will become due and payable and the Revolving Credit Facility will terminate, on September 14, 2015 (or if such date has passed, within 2 business days after the date we fail to have the required total available liquidity). If subsequent to June 15, 2015 and prior to September 14, 2015 we do not have the required total available liquidity but thereafter (and prior to September 14, 2015) achieve and maintain such liquidity level, the accelerated maturity date of September 14, 2015 shall not apply.

As required by the terms of the Credit Agreement, we have deposited the funds advanced under the Term Loan, together with additional cash, cash equivalents, and marketable securities in the aggregate amount of $50.0 million, in collateral accounts (the “Collateral Accounts”). We are required, within 60 days after the Closing Date, to deposit in the Collateral Accounts additional cash, cash equivalents, and marketable securities in the aggregate amount of $25.0 million. We may only withdraw amounts deposited in the Collateral Accounts for the repurchase or repayment of the Notes. We may use the proceeds of the Revolving Credit Facility for (i) working capital, capital expenditures, and general corporate purposes, (ii) share repurchases, (iii) the partial refinancing of the Notes, and/or (iv) acquisitions, in each case as permitted by applicable law and the Credit Agreement. The restrictions on acquisitions as set forth in the Credit Agreement include a restriction that precludes the Company from funding an acquisition in whole or in part with cash unless the Company will have, after giving effect to the transaction, cash, cash equivalents and marketable securities in an amount not less than $75.0 million in excess of the amount then required to be on deposit in the Collateral Accounts.

The Company plans to satisfy its repayment obligations under the Notes, and to pay the purchase price for any earlier Note repurchases (whether mandatory or negotiated by the Company) using some combination of (i) cash, cash equivalents, and marketable securities, including those deposited in the Collateral Accounts, (ii) proceeds from the Term Loan, (iii) borrowings under the Revolving Credit Facility, and/or (iv) future cash flows from operations.

The Term Loan requires quarterly repayments of principal on the last day of the next eleven fiscal quarters, commencing with the fiscal quarter ending June 30, 2015. The first four payments will be in the amount of $500,000 each, the following four payments will be in the amount of $1.0 million each, and the next three payments will be in the amount of $1.5 million each. The remaining principal balance of the Term Loan will be due and payable on the maturity date of the Credit Facility.

The Company’s and the guarantors’ obligations under the Credit Agreement are secured by (i) a first priority perfected security interest in substantially all existing and after acquired tangible and intangible personal property of the Company and the guarantors and (ii) the pledge by the Company and the guarantors of (a) all outstanding equity securities of their existing and future domestic subsidiaries, including, in the case of the Company, the outstanding equity securities of each of the guarantors, and (b) 65% of the outstanding equity securities of their existing and future respective first-tier foreign subsidiaries, including, in the case of Catapult Communications Corporation (one of our wholly owned domestic subsidiaries), 65% of the outstanding equity securities of Ixia Technologies International Limited, a company organized under the laws of Ireland.

Interest rates for the Term Loan and for the first year of the Revolving Credit Facility are established, at our option, at a rate per annum of (i) 4.25% above the Eurodollar rate or (ii) 3.25% above a defined base rate. After the first anniversary of the Closing Date, interest rates for the Revolving Credit Facility are established, at the Company’s option, based on the Eurodollar rate or the defined base rate. Such interest rates range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on the Company’s leverage ratio. We are also required to pay a quarterly commitment fee, ranging from 0.30% to 0.50% per annum, on the undrawn portion of the Revolving Credit Facility. Letter of credit fees accrue based on the daily amount available to be drawn under outstanding letters of credit and range from 2.0% to 3.0%, depending on our leverage ratio. Swingline loans bear interest at the defined base rate plus the applicable margin for loans under the Revolving Credit Facility based on the defined base rate. If we default under the Credit Facility, the Lenders may increase the interest rate(s) to 2.0% more than the rate(s) otherwise applicable. The interest rate applicable to the Term Loan on the funding date was 4.42% based on the one month Eurodollar rate plus 4.25%.

The Credit Agreement requires the Company to comply with certain covenants, including maintaining (i) a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00, measured quarterly on a trailing twelve months basis, (ii) a consolidated senior leverage ratio (as defined in the Credit Agreement) of not greater than 2.50 to 1.00 through December 31, 2015 and 2.25 to 1.00 thereafter, measured quarterly on a trailing 12 months basis, and (iii) a consolidated total leverage ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00, measured quarterly on a trailing 12 months basis. The consolidated funded indebtedness (as defined in the Credit Agreement) used in the calculation of the consolidated leverage ratio is reduced by the amounts deposited in the Collateral Accounts (except in connection with the calculation of the applicable margin for loans).

The Credit Agreement also contains reporting covenants typical for transactions comparable to the Credit Facility provided for therein, including covenants to furnish the lenders with financial statements, business plans, annual budgets, and other financial and business information and with notice of certain material events and information regarding collateral. The Credit Agreement also contains customary affirmative covenants, including covenants relating to the payment of obligations, preservation of the existence of and registrations for patents, trademarks, trade names and copyrights, maintenance of properties and insurance, compliance with laws and material contractual obligations, books and records, inspection rights, use of proceeds, addition of subsidiary guarantors, and security for the Credit Facility. The Credit Agreement contains customary negative covenants, including restrictions relating to liens and additional indebtedness, investments, mergers, liquidations and other fundamental changes, the sale and other disposition of properties and assets, restricted payments, changes in lines of business, transactions with affiliates, entering into certain burdensome agreements, and use of proceeds.

The Credit Agreement contains customary events of default, including the non-payment of amounts due, failure to perform under covenants, breaches of representations and warranties, cross-defaults relating to certain indebtedness, institution of insolvency proceedings, inability to pay debts as they become due, entry of certain judgments, events relating to the Employee Retirement Income Security Act of 1974, as amended, invalidity of loan documents, change of control events, and ineffectiveness of subordination provisions. The occurrence of an event of default may result in the acceleration of all of our outstanding obligations under the Credit Agreement and in an increase in the applicable interest rate(s) as described above.

Prior Credit Agreement

The Company’s Prior Credit Agreement provided for a credit facility (the “Prior Credit Facility”) that originally consisted of a revolving loan commitment of up to $150 million. As a result of the termination of certain lenders’ commitments under the Prior Credit Facility, the aggregate loan amount was reduced to $67.5 million in January 2015 and further reduced to $46.5 million in March 2015. As described below and due to our defaults under the Prior Credit Agreement, we were at the time of its amendment and restatement blocked from borrowing and obtaining letters of credit under the Prior Credit Facility. As of December 31, 2014, and immediately prior to the March 2015 amendment and restatement of the Prior Credit Agreement, no amounts were outstanding under the Prior Credit Facility.

The Prior Credit Facility was originally scheduled to mature on December 21, 2016, except that the Prior Credit Facility would mature on September 14, 2015 if beginning on June 15, 2015 we did not have available liquidity (domestic cash and investments, plus availability under the Prior Credit Facility) of $25 million in excess of the amount required to repay our Notes in full. If we had satisfied this requirement between June 15, 2015 and September 14, 2015, but failed to do so after September 15, 2015 and prior to December 15, 2015, the maturity date would have been the date on which the requirement was no longer satisfied. On December 12, 2014, the maturity date for the Prior Credit Facility was advanced to January 31, 2015, and on January 30, 2015, the maturity date was extended to March 2, 2015 to allow the Company additional time to renegotiate an amendment and restatement of the Prior Credit Facility with the institutional lenders that are parties to the March 2015 Credit Agreement.

Borrowings under the Prior Credit Facility bore interest at either (i) the base rate, which was equal to the highest of (a) the administrative agent’s prime rate, (b) the federal funds rate plus 0.50% and (c) the London Interbank Offered Rate (LIBOR) for a one month interest period plus 1.00% or (ii) LIBOR plus the applicable margin. The applicable margin ranges were from 1.75% to 2.25% for LIBOR loans and 0.75% to 1.25% for base rate loans, and depended on the Company’s total leverage ratio (as defined in the Prior Credit Facility). In addition, we were required to pay a commitment fee on the unused portion of the Prior Credit Facility of up to a maximum of $450,000 or 0.30% depending on the Company’s total leverage ratio.

Our obligations under the Prior Credit Facility were guaranteed by the Guarantors and secured by a first priority security interest in substantially all existing and after acquired tangible and intangible personal property of Ixia and of the Guarantors and by the pledge by Ixia and by the Guarantors of all outstanding equity securities of their respective domestic subsidiaries and 65% of the outstanding equity securities of directly owned foreign subsidiaries including, in the case of Catapult Communications Corporation, 65% of the outstanding equity securities of Ixia Technologies International Limited. .

Debt issuance costs were approximately $947,000 which were capitalized to deferred issuance costs and were being amortized as interest expense over the expected four year term of the Prior Credit Facility using the straight-line method, which is not materially different from the effective interest method. Amortization recorded to interest expense pertaining to debt issuance costs were approximately $670,000 and $270,000 for the years ended December 31, 2014 and 2013, respectively, and the amount was not significant in 2012.

The Prior Credit Facility required that we comply with certain covenants, including maintaining (i) an interest coverage ratio (as defined in the Prior Credit Facility) of greater than 3.50 to 1.00, measured quarterly on a trailing twelve months basis and (ii) a maximum leverage ratio (as defined in the Prior Credit Agreement) of not greater than 3.50 to 1.00 through June 30, 2014 and 3.00 to 1.00 thereafter, measured quarterly on a trailing 12 months basis. For the quarters ended September 30, 2014 and December 31, 2014, our leverage ratio exceeded 3.00 to 1.00 and therefore constituted events of default under the Prior Credit Agreement.

The Prior Credit Facility also required us to timely provide certain periodic financial statements to the lenders. In connection with the delayed delivery to the lenders of our financial statements for the quarters ended September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 and of our audited financial statements for the fiscal year ended December 31, 2013, we entered into agreements with the lenders that amended the Prior Credit Facility to extend the dates for such deliveries. Each such delivery, other than the delivery of our financial statements for the quarter ended June 30, 2014, was made within the applicable extension period.

The Prior Credit Facility required us to comply with the Indenture governing our Notes, and the Indenture requires us to timely file certain reports with the trustee. To the extent that any breach of the Indenture resulting from our delayed filing with the SEC of our 2013 Third Quarter Form 10-Q, 2013 Form 10-K and Form 8-K/A may have constituted events of default under the Prior Credit Agreement, we obtained waivers from the lenders. To the extent that any breach of the Indenture resulting from our delayed filing with the SEC of our 2014 First Quarter Form 10-Q and 2014 Second Quarter Form 10-Q may have constituted events of default under the Prior Credit Facility, we either did not have a waiver from the lenders or had a waiver that expired. On August 29, 2014, the administrative agent provided us with notice that we were in default under the Prior Credit Agreement as a result of our failure to timely deliver to the administrative agent our financial statements and a related compliance certificate for the quarter ended June 30, 2014, and because we were in default under the Indenture for failing to timely file the 2014 Second Quarter Form 10-Q with the trustee. On November 19, 2014, the administrative agent provided us with notice that we were in default under the Prior Credit Agreement because we had not provided the administrative agent with a compliance certificate relating to the quarter ended September 30, 2014. On November 26, 2014, the administrative agent provided us with notice that we were in default under the Prior Credit Agreement as a result of our not being in compliance with the leverage ratio requirements as of September 30, 2014 and as a result of our failure to maintain the leverage ratio for the fiscal quarter ended September 30, 2014.

As a result of the occurrence of such events of default, commencing on or about August 29, 2014, we were blocked from borrowing and obtaining letters of credit under the Prior Credit Facility.

4.	Restructuring Costs

During the years ended December 31, 2014, 2013 and 2012, the Company recorded restructuring charges of $10.3 million, $1.8 million and $4.1 million, respectively. The Company’s restructuring charges include severance and other employee termination costs, lease termination costs and other related costs, which are reported in the Restructuring line item in our consolidated statements of operations. The timing of associated cash payments depend upon the type of restructuring charge and can extend over multiple periods.

During the third quarter of 2012, our management approved, committed to, and initiated a plan to restructure our operations following our August 24, 2012 acquisition of BreakingPoint Systems, Inc. (“BreakingPoint Restructuring”). The BreakingPoint Restructuring included a net reduction in force of approximately 29 positions (primarily impacting our research and development team in Melbourne, Australia). We have recognized restructuring costs to date of $4.1 million, of which $2.7 million related to employee termination benefits consisting of severance and other related employee costs and $1.4 million related to facility and other costs. The BreakingPoint Restructuring was substantially completed by the fourth quarter of 2012, and no significant further charges are expected.

During the fourth quarter of 2013, our management approved, committed to and initiated a plan to restructure our Test operations (“Test Restructuring”). The Test Restructuring included a net reduction in force of approximately 120 positions (primarily impacting our research and development team in Bangalore, India), which represented approximately 6.5% of our worldwide work force at that time. We have recognized restructuring costs to date of $1.9 million which were primarily related to employee termination benefits consisting of severance and other employee related costs. The Test Restructuring was substantially completed by the fourth quarter of 2013, and no significant further charges are expected.

During the first quarter of 2014, our management approved, committed to and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (“Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force at that time. During 2014, we recognized total restructuring costs of $3.9 million, of which $2.4 million related to employee termination benefits consisting of severance and other related employee costs, $1.1 million related to costs required to terminate our lease in Israel, and approximately $337,000 for other related costs. The Net Optics Restructuring was substantially completed by the second quarter of 2014, and no significant further charges are expected.

During the third quarter of 2014, our management approved, committed to and implemented a company-wide restructuring initiative (“2014 Corporate Restructuring”) to restructure our operations to better align the Company’s operating costs with its business opportunities. The restructuring includes a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of our worldwide work force at that time. During 2014, we recognized total restructuring charges of $6.3 million, of which $4.2 million related to expenses for employee termination benefits, $2.0 million for facility related charges in Austin, Santa Clara, India and Romania, and approximately $122,000 for other related costs. The 2014 Corporate Restructuring was substantially completed by the fourth quarter of 2014, and no significant further charges are expected.

Activities related to our restructuring plans are as follows (in thousands):

		BreakingPoint	Test	Net Optics	2014 Corporate
	Total	Restructuring	Restructuring	Restructuring	Restructuring
Accrual at December 31, 2011	$-	$-	$-	$-	$-
Charges	4,077	4,077	-	-	-
Payments	(2,275)	(2,275)	-	-	-
Non-cash items	(776)	(776)	-	-	-
Accrual at December 31, 2012	$1,026	$1,026	$-	$-	$-
Charges	1,840	58	1,782	-	-
Payments	(1,161)	(474)	(687)	-	-
Non-cash items	(198)	(198)	-	-	-
Accrual at December 31, 2013	1,507	412	1,095	-	-
Charges	10,310	-	136	3,852	6,322
Payments	(9,288)	(160)	(1,231)	(3,515)	(4,382)
Non-cash items	(6)	(6)	-	-	-
Accrual at December 31, 2014	$2,523	$246	$-	$337	$1,940

At December 31, 2014, the remaining accrual related to our restructuring activities totaled $2.5 million and was included in Accrued expenses and other in our consolidated balance sheets. The remaining accrual primarily relates to severance, other employee related termination expenses, and lease termination costs, which are anticipated to be fully paid by the second quarter of 2015.

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

	Year ended December 31,
	2014	2013	2012
Network Test Solutions	$345,673	$376,297	$376,673
Network Visibility Solutions	118,785	90,959	36,761
Total	$464,458	$467,256	$413,434

Significant Customers

For the year ended December 31, 2014, no customer comprised more than 10% of revenues. For the year ended December 31, 2013, two customers comprised more than 10% of total revenues. For the year ended December 31, 2012, only one customer comprised more than 10% of total revenues as follows:

	Year Ended December 31,
	2014	2013	2012
Customer A	*	10.6%	13.5%
Customer B	*	14.3%	*

* Less than 10%

As of December 31, 2014 and 2013, no one customer had a receivable balance totaling more than 10% of total accounts receivable.

International Data

For the years ended December 31, 2014, 2013 and 2012, total international revenues as a percentage of total revenues based on customer location consisted of the following:

	Year Ended December 31,
	2014	2013	2012
International revenues	40.8%	36.9%	41.4%

For the years ended December 31, 2014, 2013 and 2012, the percentage of total revenues from product shipments to Japan was as follows:

	Year Ended December 31,
	2014	2013	2012
Japan	*	*	10.6%

* Less than 10%

As of December 31, 2014 and 2013, our property and equipment, net were geographically located as follows (in thousands):

	As of December 31,
	2014	2013
United States	$24,697	$22,614
Romania	6,035	4,715
India	3,857	5,300
Other	3,059	3,303
Total	$37,648	$35,932

6.	Selected Balance Sheet Data

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts during the years presented is as follows (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012

Balance at beginning of year	$840	$1,436	$1,747
Additions: charged to costs and expenses	275	125	131
Deductions: write-offs, net of recoveries	(104)	(721)	(442)
Balance at end of year	$1,011	$840	$1,436

Investments in Marketable Securities

Investments in marketable securities as of December 31, 2014 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$42,289	$9	$(17)	$42,281
Corporate debt securities	37,476	41	(38)	37,479
Total	$79,765	50	(55)	$79,760

Investments in marketable securities as of December 31, 2013 consisted of the following (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$31,717	$26	$(1)	$31,742
Corporate debt securities	19,720	56	(11)	19,765
Total	$51,437	$82	$(12)	$51,507

As of December 31, 2014 and 2013, the unrealized losses of our investment in available-for-sale securities that have been in a continuous unrealized loss position for more the 12 months or longer were insignificant. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. In addition, we do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at December 31, 2014.

The amortized cost and fair value of our investments at December 31, 2014, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$8,491	$8,497
Due within 1-2 years	48,793	48,796
Due within 2-5 years	21,931	21,917
Due after 5 years	550	550
Total	$79,765	79,760

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2014	December 31, 2013

Raw materials	$5,502	$7,468
Work in process	18,047	15,166
Finished goods	21,277	24,502
Total	$44,826	$47,136

Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (dollars in thousands):

				December 31,	December 31,
	Useful Life			2014	2013
	(in years)

Development equipment		5		$32,622	$26,725
Demonstration equipment		2		27,888	25,934
Furniture and other equipment		5		20,540	18,413
Building and leasehold improvements	1	-	40	19,651	19,419
Computer software	3	-	5	18,429	16,085
Computer equipment		3		15,237	13,790
Total				134,367	120,366
Accumulated depreciation				(96,719)	(84,434)
Total				$37,648	$35,932

Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013

Compensation and related expenses	$9,853	$16,025
Vacation	7,524	9,310
Other taxes	5,372	2,262
Commissions	4,966	5,179
Bonuses	3,851	6,789
Professional fees	2,780	2,812
Other	10,925	11,371
Total	$45,271	$53,748

7.	Fair Value Measurements

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

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets carried at fair value as of December 31, 2014 and 2013 are summarized below (in thousands):

	December 31, 2014				December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$267	$267	$—	$—	$30	$30	$—	$—
Corporate debt securities	5,349	—	5,349	—	5,898	—	5,898	—

Short-term investments:
U.S. Treasury, government and agency debt securities	42,281	—	42,281	—	31,742	—	31,742	—
Corporate debt securities	37,479	—	37,479	—	19,765	—	19,765	—
Total financial assets	$85,376	267	85,109	$—	$57,435	$30	$57,405	$—

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The fair values of our money market funds, U.S. treasury, government and agency debt securities and corporate debt securities are based on quoted market prices as shown in our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding market quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

During 2013, we sold auction rate securities (“ARS”) that were classified as Level 3 financial assets.  These ARS had a par value of $4.4 million and the sales resulted in realized gains of $2.9 million, which were included within our Interest income and other, net line item on our consolidated statements of operations.

There were no transfers of assets between levels within the fair value hierarchy for the years ended December 31, 2014 and 2013, and there were no Level 3 assets held as of December 31, 2014 and 2013.

The following table summarizes the activity for the years ended December 31, 2014 and 2013 for our auction rate securities where fair value measurements are estimated utilizing Level 3 inputs (in thousands):

	Year Ended December 31,
	2014	2013

Beginning balance	$-	$3,119
Unrealized (gain) loss reclassified from/recorded in other comprehensive income	-	(2,299)
Realized gain recorded in earnings	-	2,870
Sales	-	(3,690)
Ending balance	$—	$—

There were no unrealized losses recorded in earnings for Level 3 assets still held at December 31, 2014 and 2013.

8.	Goodwill and Other Intangible Assets

The following table presents the 2013 and 2014 activity for our goodwill (in thousands):

Balance at January 1, 2013:	$260,457
Purchase price allocation adjustment for Anue	(367)
Purchase price allocation adjustment for BreakingPoint	(322)
Acquisition of Net Optics	79,068
Balance at December 31, 2013	338,836
Purchase price allocation adjustment for Net Optics	(341)
Other	378
Balance at December 31, 2014	338,873

During the first quarter of 2014, we identified measurement period adjustments to previous purchase accounting estimates for the December 5, 2013 acquisition of Net Optics. The differences from estimated values resulted from our updated preliminary assessment of the tax basis of certain intangible assets and the finalization of the Net Optics’ net working capital adjustment. These adjustments, which were retrospectively adjusted to the acquisition date (i.e., December 5, 2013), resulted in a decrease to goodwill of $32.9 million and are reflected in the December 31, 2013 goodwill balance in the above table. See Note 2 for additional information.

During the fourth quarter of 2014, we identified a measurement period adjustment related to the Net Optics acquisition to finalize certain post-closing adjustments for the final amount of the tax reimbursements due to the sellers that were determined based upon the filing of certain pre-acquisition tax returns. This adjustment resulted in a decrease to goodwill of approximately $341,000 and is reflected in the December 31, 2014 goodwill balance in the above table. See Note 2 for additional information.

We have not had any historical goodwill impairment charges.

The following table presents our purchased intangible assets (in thousands) as of December 31, 2014:

	Weighted Average Useful Life	Gross	Accumulated Amortization	Net
	(in years)
Other intangible assets:
Technology	5.5	$185,665	$(106,953)	$78,712
Customer relationships	6.0	71,700	(40,938)	30,762
Service agreements	6.4	30,100	(8,577)	21,523
Trademark	5.1	11,300	(5,033)	6,267
Non-compete agreements	4.0	8,000	(3,641)	4,359
Other	4.2	4,883	(1,398)	3,485
Total		$311,648	$(166,540)	$145,108

The following table presents our purchased intangible assets (in thousands) as of December 31, 2013:

	Weighted Average Useful Life	Gross	Accumulated Amortization	Net
	(in years)
Other intangible assets:
Technology	5.5	$184,377	$(81,876)	$102,501
Customer relationships	6.0	71,700	(28,911)	42,789
Service agreements	6.2	36,200	(9,398)	26,802
Trademark	5.1	11,300	(3,066)	8,234
Non-compete agreements	4.1	9,000	(2,545)	6,455
Other	3.7	4,211	(1,043)	3,168
Total		$316,788	$(126,839)	$189,949

The estimated future amortization expense of purchased intangible assets as of December 31, 2014 is as follows (in thousands):

2015	$42,280
2016	39,006
2017	31,896
2018	21,428
2019	7,041
Thereafter	3,457
Total	$145,108

9.	Income Taxes

The components of income before income taxes were (in thousands):

	Year Ended December 31,
	2014	2013	2012

U.S.	$(53,850)	$(5,501)	$20,418
Foreign	1,153	16,303	(1,051)
Total	$(52,697)	$10,802	$19,367

The U.S. pre-tax income was significantly lower in 2014 when compared to 2013 due to a decline in revenues and an increase in operating expenses, including expenses related to restructuring activities and internal investigations, shareholder litigation and related matters.

Income tax (benefit) expense consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(372)	$2,920	$9,145
State	1,111	756	2,387
Foreign	2,538	1,920	4,735
Deferred:
Federal	(12,479)	(9,286)	(27,910)
State	(1,916)	(1,342)	(10,932)
Foreign	13	3,964	(3,518)

Income tax benefit	$(11,105)	$(1,068)	$(26,093)

The net effective income tax rate differed from the federal statutory income tax rate as follows (dollars in thousands):

	2014	2013	2012

Federal statutory expense	$(18,445)	$3,779	$6,779
State taxes, net of federal benefit	(805)	(836)	(8,828)
Research and development credits	(1,585)	(5,128)	-
Domestic production deduction	-	(499)	(826)
Foreign branch losses	(1,213)	-	-
Stock-based compensation	1,700	1,750	1,738
Foreign rate differential	1,633	(2,935)	(4,386)
Acquisition related costs	-	-	991
Deemed Dividend	-	817	-
Inter-company royalty	3,168	3,932	-
Inter-company transfer	1,841	-	-
Valuation allowance	-	1,111	(22,578)
Uncertain tax positions	1,497	(2,106)	-
Other	1,104	(953)	1,017
Income tax benefit	(11,105)	(1,068)	(26,093)

Net effective income tax rate	21.1%	(9.9%)	(134.7%)

During 2014, the Company’s lower effective tax rate of 21.1% when compared to the federal statutory income tax rate was mainly due to increases to unrecognized tax benefits, and intercompany activity such as royalties and transfers. During 2013, the Company’s lower effective tax rate of (9.9%) when compared to the federal statutory income tax rate was mainly due to the R&D credits generated during 2013, benefit recorded for the 2012 Federal R&D credit during the first quarter of 2013 as a result of the statutory extension of the credit during 2013, and the release of reserves related to uncertain tax benefits. The Company’s lower effective tax rate in 2012 of (134.7%) when compared to the federal statutory income tax rate was mainly the result of the Company releasing valuation allowances against its U.S. deferred tax assets and tax benefits received as a result of the Company’s operations in lower tax foreign jurisdictions.

The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31, 2014	December 31, 2013

Deferred tax assets:
Allowance for doubtful accounts	$323	$6
Research and development credit carryforward	13,791	18,375
Foreign tax credit carryforward	455	455
Deferred revenue	3,091	2,942
Stock-based compensation	9,712	9,698
Inventory adjustments	8,805	6,238
Net operating loss carryforward	6,202	5,585
Realized loss on investments	3,211	3,211
Accrued liabilities and other	4,575	4,897
	50,165	51,407
Valuation allowance	(4,358)	(4,144)
	45,807	47,263

Deferred tax liabilities:
Depreciation and amortization	(6,758)	(546)
Intercompany royalty	(13,081)	(14,259)
Net deferred tax assets	$25,968	$32,458

As of December 31, 2014 and 2013, current deferred tax assets totaled $15.5 million and $14.0 million, respectively and were included within the Prepaid Expenses and Other Current Assets line item in our consolidated balance sheets. As of December 31, 2014 and 2013, long-term deferred tax assets totaled $11.9 million and $19.8 million, respectively, and were included as part of the Other Assets line item in our consolidated balance sheets.

As of December 31, 2014 and 2013, long-term deferred tax liabilities totaled $1.4 million in both years and were included within the Other Liabilities line item in our consolidated balance sheets.

The realizability of deferred income tax assets is based on a more likely than not standard.  If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. As of December 31, 2014, the Company had a valuation allowance of $3.2 million for its U.S. capital loss carryovers and $1.2 million against its Australian net operating loss carryforwards.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income.  In considering the need for a valuation allowance we consider our historical, as well as, future projected taxable income along with other positive and negative evidence in assessing the realizability of our deferred tax assets.

For the years ended December 31, 2014, 2013 and 2012, we recorded changes in our valuation allowance of approximately $214,000, $2.2 million, and ($34.8) million, respectively.

As of December 31, 2014, we have gross federal and state research and development credit carryforwards of $20.1 million and $18.0 million, respectively. The federal carryovers begin to expire in 2021, while the state carryovers have an indefinite carryover period.

At December 31, 2014, we have gross federal and state net operating loss (“NOLs”) carryforwards of $13.6 million and $10.3 million, respectively.  The federal NOLs expire beginning 2025, and the state NOLs begin to expire in 2024.  Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382.  We estimate that our 2014 limitation under Section 382 of the Internal Revenue Code is approximately $2.4 million.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $83.9 million and $91.8 million at December 31, 2014 and 2013, respectively. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely outside of the U.S. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were distributed to the United States in the form of dividends or otherwise, it would be included in our U.S. taxable income and we would be subject to additional U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

At December 31, 2014, we had gross unrecognized tax benefits of $19.1 million. Of this total, $3.8 million (net of the federal benefit on state issues) would affect our effective tax rate if recognized.  We classify liabilities for unrecognized tax benefits for which we do not anticipate payment or receipt of cash within one year in noncurrent other liabilities.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  During the years ended December 31, 2014, 2013, and 2012, we recognized approximately $13,000, $49,000, and $63,000, net of federal benefit, of interest within our statements of operations.  We had accrued interest, net of federal benefit, of approximately $179,000 and $172,000 as of December 31, 2014 and December 31, 2013 respectively.  We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions.  With few minor exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in material jurisdictions for the tax years ended prior to 2007. The U.S. Internal Revenue Service is currently examining our 2009 through 2012 federal income tax returns. We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Unrecognized Tax Benefits - Beginning balance	$16,766	$14,454	$13,232
Acquired unrecognized tax benefits	-	-	300
Gross increases – Tax positions taken in prior period	417	1,364	-
Gross decreases – Tax positions taken in prior period	(74)	(264)	-
Gross increases – Tax positions taken in current period	2,167	2,757	1,834
Lapse of statute of limitations	(142)	(1,545)	(912)
Unrecognized Tax Benefits – ending balance	$19,134	$16,766	$14,454

At December 31, 2014, we expect approximately $734,000 in reductions to our recorded liability for unrecognized tax benefits to occur over the next 12 months.

10.	Commitments and Contingencies

We lease our facilities under non-cancelable operating leases for varying periods through May 2023, excluding options to renew. Certain leases require us to pay property taxes, insurance and routine maintenance, and include escalation clauses. The following are the future minimum commitments under these leases (in thousands):

Year Ending December 31,*

2015	$10,689
2016	8,995
2017	6,995
2018	6,658
2019	6,207
Thereafter	12,831
Total	$52,375

*Minimum payments have not been reduced by minimum sublease rentals of $1.0 million due in the future under non-cancelable subleases.

Rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $13.7 million, $9.9 million and $8.9 million, respectively.

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

On July 18, 2014, all named defendants moved to dismiss the amended complaint for failure to state a claim under the Federal Rules of Civil Procedure and the Private Securities Law Reform Act of 1995 (“PSLRA”). After briefing and a hearing on October 6, 2014, the court issued an order dismissing the amended complaint in its entirety without prejudice. The court gave the Oklahoma Group 30 days in which to file an amended complaint. The Oklahoma Group thereafter filed an amended complaint, and the named defendants have moved to dismiss that amended complaint. A hearing is scheduled before the court on the motions to dismiss on April 13, 2015.

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

On October 15, 2014, the Company, on whose behalf the derivative action claims are purportedly brought, moved to dismiss the consolidated complaint on the grounds that the derivative plaintiffs did not file the claims in accordance with applicable laws governing the filing of derivative actions. The individual defendants joined in that motion and also filed motions to dismiss the claims against them for failure to state a claim. Before any ruling by the court on those motions, the plaintiffs filed an amended consolidated complaint on January 26, 2015. On March 12, 2015, the Company filed a motion to dismiss the amended consolidated complaint on the same grounds as it had set forth with respect to the first consolidated complaint, and the individual defendants joined in that motion and also filed motions to dismiss the claims against them for failure to state a claim. A hearing on these motions is scheduled for June 8, 2015.

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

Stock Award Plans

Amended and Restated 1997 Equity and Incentive Plan

Our Amended and Restated 1997 Equity and Incentive Plan, as amended (the “1997 Plan”), provides for the issuance of share-based awards to our eligible employees and consultants. The share-based awards may include incentive stock options (“ISO”), non-statutory stock options, restricted stock units (“RSU”) or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 10 years from the date of grant. The exercise price for options granted under the 1997 Plan may not be granted at less than 100% of the fair market value of our Common Stock on the date of grant (110% for ISOs granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 30 days after the optionee’s termination for cause, up to 90 days after termination other than for cause or as a result of death or disability, or up to 180 days after termination as a result of disability or death. The 1997 Plan terminated in May 2008 and as such, no shares are available for future grant. As of December 31, 2014, 66,557 awards remained outstanding under the 1997 Plan.

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

In June 2013, our shareholders approved the Second Amended and Restated Ixia 2008 Equity Incentive Plan, which resulted in amendments to our Amended and Restated Ixia 2008 Equity Incentive Plan, as amended, which include the following:

●

Increase in Share Reserve. Increased the total number of shares of our common stock available for future grants by 9.8 million shares for a total of 29.0 million shares of our common stock authorized and reserved over the term of the Plan, of which 10.8 million shares were available for future grant as of December 31, 2014.

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

The following table summarizes stock option activity for the year ended December 31, 2014 (in thousands, except per share and contractual life data):

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
	of Options	Per Share	(in years)	Value

Outstanding as of December 31, 2013	4,998	$13.49	4.37	$8,932
Granted	1,892	9.85
Exercised	(392)	8.22
Forfeited/canceled	(1,102)	15.42
Outstanding as of December 31, 2014	5,396	12.11	4.62	7,075
Vested and expected to vest as of December 31, 2014	5,194	12.17	4.56	6,761
Exercisable as of December 31, 2014	3,097	$12.66	3.46	$4,043

The weighted average grant-date fair value of options granted for the years ended December 31, 2014, 2013 and 2012 was $3.36, $6.92 and $5.89 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $12.5 million and $14.6 million, respectively. As of December 31, 2014, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.55 years.

The following table summarizes RSU activity for the year ended December 31, 2014 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2013	1,750	$15.43
Awarded	1,097	10.04
Vested	(685)	13.76
Forfeited/canceled	(239)	14.85
Outstanding as of December 31, 2014	1,923	$13.02

The fair value of RSUs vested during the year ended December 31, 2014 was $7.4 million. The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as of December 31, 2014 was 1.43 years.

Employee Stock Purchase Plan

During 2010, our shareholders approved the 2010 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase Common Stock, subject to limitations as set forth in the Purchase Plan, through payroll deductions which may not exceed the lesser of 20% of an employee’s compensation or $21,250 per annum.. The Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November 1 of each year. During each 24-month offering period under the Purchase Plan, participants accumulate payroll deductions which on the last trading day of each six-month purchase period within the offering period are applied toward the purchase of shares of our Common Stock at a purchase price equal to 85% of the lower of (i) the fair market value of a share of our Common Stock as of the first trading day of the 24-month offering period and (ii) the fair market value of a share of Common Stock on the last trading day of the six-month purchase period. The first 24-month offering period under the Purchase Plan began on November 1, 2010 and ended on October 31, 2012. The Purchase Plan provides the potential for an automatic annual increase of up to 500,000 in the number of shares reserved for issuance under the Purchase Plan on May 1 of each year during the ten-year term of the plan. The Purchase Plan will terminate in March 2020, unless it is earlier terminated by the Board of Directors.

In June 2013, our shareholders approved a 2,000,000 share increase in the number of shares of our common stock authorized and reserved for issuance under our Purchase Plan. During May 2013, the number of shares authorized and reserved for issuance under the Purchase Plan was also increased by an additional 500,000 shares pursuant to the automatic annual increase provision of the Purchase Plan.

During November 2014, the number of shares authorized and reserved for issuance under the Purchase Plan was increased by an additional 500,000 shares pursuant to the automatic annual increase provision of the Purchase Plan.

We have reserved a total of 4,300,000 shares of Common Stock for issuance under the Purchase Plan, of which 1,978,784 shares are available for future issuance for the existing and future offering periods. For the years ended December 31, 2014, 2013 and 2012, approximately 685,000, 918,000 and 562,000 shares, respectively, were issued under the Purchase Plan.

Stock-Based Compensation Expense

The Black-Scholes option-pricing model is used to calculate the estimated fair value of share-based awards for options and RSUs on the respective dates of grant for accounting purposes using the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected lives (in years)	4.0	3.6	4.1
Risk-free interest rates	1.2%	0.6%	0.6%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.7%	48.9%	51.8%

The Black-Scholes option-pricing model is used to calculate the estimated fair value of share-based awards for our Purchase Plan for accounting purposes using the following weighted average assumptions:

	Year Ended December 31,
	2014	2013
Expected lives (in years)	1.20	1.25
Risk-free interest rates	0.2%	0.9%
Dividend yield	0.0%	0.0%
Expected volatility	32.9%	48.4%

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

Our Stock based compensation by award type is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Options	$3,934	$7,435
RSUs	9,328	8,985
Common shares issued under the Purchase Plan	3,257	4,342
Total Stock Based Compensation Expense	$16,519	$20,762

The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2015 through 2018 related to all unvested share-based awards as of December 31, 2014 was $19.8 million. There was no capitalized stock-based compensation expense for any of the periods presented.

Share Cancellation

Certain of the Company’s performance-based equity awards include a forfeiture provision that provides for the forfeiture of the unvested portion of such equity awards in the event that the Company concludes that it is required to restate its previously issued financial statements to reflect a less favorable financial condition and/or less favorable results of operations. On April 2, 2013, the Company concluded to restate certain previously issued consolidated financial statements and, due to such forfeiture provisions, we have for accounting purposes deemed such equity awards to have been automatically forfeited in 2013 and subsequently re-granted in either 2013 or 2014, as applicable. As a result, we recorded a reversal of stock-based compensation expenses for the deemed cancellation of $4.0 million for the quarter ended June 30, 2013 and additional stock-based compensation expenses for the deemed 2013 re-grant of certain of such awards of $3.7 million for the year ended December 31, 2013.

On June 24, 2014, certain performance-based equity awards that, for accounting purposes, were deemed to have been automatically forfeited in 2013 as a result of the aforementioned restatement were deemed to have been re-granted. As a result, we recorded additional stock-based compensation expense related to these deemed re-grants. Stock-based compensation expense for all of the deemed re-grants was approximately $908,000 for year ended December 31, 2014.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the changes in our accumulated other comprehensive loss, by component, net of income taxes (in thousands):

	Gains and Losses on Available-for- Sale Securities (a)	Foreign Currency Items (a)	Total
Beginning balance, December 31, 2012	$2,070	$219	$2,289
Other comprehensive income (loss) before reclassifications	702	(638)	64
Amounts reclassified from accumulated other comprehensive loss (b)	(2,730)	-	(2,730)
Net current-period other comprehensive loss	(2,028)	(638)	(2,666)
Ending balance, December 31, 2013	$42	$(419)	$(377)
Other comprehensive loss before reclassifications	(22)	(342)	(364)
Amounts reclassified from accumulated other comprehensive loss (b)	(52)	-	(52)
Net current-period other comprehensive loss	(74)	(342)	(416)
Ending balance, December 31, 2014	$(32)	(761)	(793)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.
(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the consolidated statements of operations.

Other Comprehensive (Loss) Income

We sold available-for-sale securities in the year ended December 31, 2014 which resulted in a gross reclassification from accumulated other comprehensive (loss) income for realized gains of approximately $85,000, which was included within our Interest income and other, net line item on our consolidated statements of operations. This realized gain, along with the related tax impact for the year ended December 31, 2014 of approximately $33,000 was reclassified from Accumulated other comprehensive (loss) income.

Prior to the reclassification for the sale of available-for-sale securities, we had a net unrealized loss of approximately ($36,000) for the year ended December 31, 2014. The tax impact for the unrealized gain was an expense of approximately $14,000 for the year ended December 31, 2014.

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

Prior to the reclassification for the sale of available-for-sale securities, we had a net unrealized gain of $1.1 million for the year ended December 31, 2013. The tax impact for the unrealized gain was an expense of approximately $447,000 for the year ended December 31, 2013.

12.	Retirement Plan

We provide a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds. As determined annually by the Board of Directors, we may contribute matching funds of 50% of the employee contributions up to $2,500. These matching contributions vest based on the employee’s years of service with us. For the years ended December 31, 2014, 2013 and 2012, we expensed and made contributions to the Plan in the amount of $1.6 million, $1.5 million and approximately $870,000, respectively.

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Basic Presentation
Numerator for basic (loss) earnings per share:
Net (loss) income	$(41,592)	$11,870	$45,460
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding	77,629	75,757	72,183

Basic (loss) earnings per share	$(0.54)	$0.16	$0.63

Diluted presentation:
Numerator for diluted (loss) earnings per share:
Net (loss) income	$(41,592)	$11,870	$45,460
Interest expense on convertible senior notes, net of tax		-	4,399
Net (loss) income used for diluted (loss) earnings per share	$(41,592)	$11,870	$49,859

Denominator for dilutive (loss) earnings per share:
Weighted average common shares outstanding	77,629	75,757	72,183
Effect of dilutive securities:
Stock options and other share-based awards	-	1,756	2,031
Convertible senior notes	-	-	10,291
Dilutive potential common shares	77,629	77,513	84,505

Diluted (loss) earnings per share	$(0.54)	$0.15	$0.59

The diluted loss per share computation for the year ended December 31, 2014 excluded (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares, as they are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic (loss) earnings per share, and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 4.7 million shares, which were anti-dilutive because the Company reported a net loss for the year ended December 31, 2014.

The diluted earnings per share computation for the year ended December 31, 2013, excluded (i) the weighted average number of shares underlying our outstanding convertible senior notes of 10.3 million shares, as they are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeds basic earnings per share, and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 2.2 million shares, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock.

The diluted earnings per share computation for the year ended December 31, 2012, excluded the weighted average number of shares underlying our employee stock options and other share-based awards of 2.3 million shares, which were anti-dilutive because, in general, the exercise price of these awards exceeded the average closing sales price per share of our common stock.

14.	Quarterly Financial Summary (Unaudited)

	For the three months ended
	2014				2013
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31(2)	Sep. 30	Jun. 30	Mar. 31
(in thousands)
Consolidated Statement of Operations Data:
Total revenues	$127,206	$113,997	$109,522	$113,733	$120,629	$113,164	$112,004	$121,459
Total cost of revenues (1)	36,080	34,647	35,691	37,483	36,300	30,997	30,829	30,926
Gross profit	91,126	79,350	73,831	76,250	84,329	82,167	81,175	90,533

Income (loss) before income taxes	68	(10,364)	(20,282)	(22,119)	(4,842)	4,225	4,387	7,032
Net income (loss)	286	(7,329)	(15,077)	(19,472)	(3,069)	4,102	3,017	7,820
Earnings (loss) per share:
Basic	$0.00	$(0.09)	$(0.19)	$(0.25)	$(0.04)	$0.05	$0.04	$0.10
Diluted	$0.00	$(0.09)	$(0.19)	$(0.25)	$(0.04)	$0.05	$0.04	$0.10

(1)

For the quarters ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, total cost of revenues include charges related to amortization of intangible assets of $6.4 million, $6.4 million, $7.9 million, $8.1 million, $6.7 million, $6.4 million, $6.4 million, $6.5 million, respectively.

(2)	During the quarter ended December 31, 2013, we completed the acquisition of Net Optics for approximately $187.4 million.

EXHIBIT INDEX

Exhibit No.	Description

10.1.9

Eighth Amendment and Consent to the Credit Agreement, dated as of December 12, 2014, by and among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC and VeriWave, Inc., as the Guarantors, Bank of America, N.A., as Administrative Agent and Lender, and the Other Lenders a Party Thereto

10.9*	Compensation of Named Executive Officers as of December 31, 2014

10.21*	Employment Separation Agreement effective as of June 30, 2014 between the Company and Thomas B. Miller

10.23	Corrective Amendment to Credit Agreement effective as of March 20, 2015 between the Company and Silicon Valley Bank, as Administrative Agent

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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