Form 10-Q
period 2015-03-31
IXIA
filed 2015-05-08
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer [X ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	79,426,827
(Class of Common Stock)	(Outstanding at May 4, 2015)

1

IXIA

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$72,140	$46,394
Restricted cash	10,000	—
Marketable securities	33,740	79,760
Marketable securities, restricted	80,000	—
Accounts receivable, net of allowances of $694 and $1,011, as of March 31, 2015 and December 31, 2014, respectively	90,755	99,528
Inventories	36,811	44,826
Prepaid expenses and other current assets	48,180	47,077
Total current assets	371,626	317,585
Property and equipment, net	38,444	37,648
Intangible assets, net	134,411	145,108
Goodwill	338,873	338,873
Other assets	27,585	30,697
Total assets	$910,939	$869,911
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,178	$16,902
Accrued expenses and other	46,760	45,271
Deferred revenues	107,392	100,170
Convertible senior notes	200,000	200,000
Term loan	2,000	—
Total current liabilities	368,330	362,343
Deferred revenues	17,601	18,046
Other liabilities	9,812	8,431
Term loan	38,000	—
Total liabilities	433,743	388,820
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at March 31, 2015 and December 31, 2014; 78,866 and 78,575 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	188,048	187,397
Additional paid-in capital	211,908	206,913
Retained earnings	77,963	87,574
Accumulated other comprehensive loss	(723)	(793)
Total shareholders’ equity	477,196	481,091
Total liabilities and shareholders’ equity	$910,939	$869,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Products	$85,904	$81,165
Services	35,058	32,568
Total revenues	120,962	113,733
Costs and operating expenses:(1)
Cost of revenues – products (2)	24,051	25,411
Cost of revenues – services	4,516	3,948
Research and development	27,626	30,035
Sales and marketing	37,521	38,839
General and administrative	18,371	17,882
Amortization of intangible assets	10,923	12,635
Acquisition and other related	582	1,932
Restructuring	(210)	3,564
Total costs and operating expenses	123,380	134,246
Loss from operations	(2,418)	(20,513)
Interest income and other, net	(481)	337
Interest expense	(2,147)	(1,943)
Loss before income taxes	(5,046)	(22,119)
Income tax expense (benefit)	4,565	(2,647)
Net loss	$(9,611)	$(19,472)
Loss per share:
Basic	$(0.12)	$(0.25)
Diluted	$(0.12)	$(0.25)
Weighted average number of common and common equivalent shares outstanding:
Basic	78,706	76,951
Diluted	78,706	76,951

(1) Stock-based compensation included in:
Cost of revenues - products	$95	$48
Cost of revenues - services	36	18
Research and development	2,093	1,879
Sales and marketing	1,049	1,928
General and administrative	1,874	945

(2)
Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of $6.4 million and $8.1 million for the three months ended March 31, 2015 and 2014, respectively, which are included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(9,611)	$(19,472)
Unrealized gain on investments, net of tax	75	34
Foreign currency translation adjustment	(5)	135
Other comprehensive gain	70	169
Comprehensive loss	$(9,541)	$(19,303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,611)	$(19,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,161	3,963
Amortization of intangible assets	10,923	12,635
Realized gain on available-for-sale securities	(29)	(18)
Stock-based compensation	5,147	4,818
Deferred income taxes	(849)	(405)
Amortization of deferred issuance costs	335	300
Amortization of investment premiums	12	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	8,773	5,053
Inventories	5,429	797
Prepaid expenses and other current assets	(636)	(4,298)
Other assets	3,921	3,079
Accounts payable	(4,453)	(3,936)
Accrued expenses and other	1,797	(2,443)
Deferred revenues	6,777	6,675
Other liabilities	1,705	814
Net cash provided by operating activities	33,402	7,562
Cash flows from investing activities:
Purchases of property and equipment	(2,955)	(1,718)
Purchases of marketable securities	(89,869)	(22,172)
Proceeds from marketable securities	55,980	18,466
Increase in restricted cash	(10,000)	—
Purchases of other intangible assets	(226)	(129)
Payments in connection with acquisitions, net of cash acquired	—	(895)
Net cash used in investing activities	(47,070)	(6,448)
Cash flows from financing activities:
Proceeds from exercise of stock options	651	1,084
Proceeds from borrowings under term loan	40,000	—
Debt issuance costs	(1,237)	—
Net cash provided by financing activities	39,414	1,084
Net increase in cash and cash equivalents	25,746	2,198
Cash and cash equivalents at beginning of period	46,394	34,189
Cash and cash equivalents at end of period	$72,140	$36,387

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$509	$1,097
Transfers of inventory to property and equipment	$2,586	$2,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Business

Ixia ("Ixia" or the "Company") was incorporated on May 27, 1997 as a California corporation. Ixia provides application performance and security resilience solutions so that organizations can validate, secure and optimize their physical and virtual networks. Enterprises, service providers, network equipment manufacturers and governments worldwide rely on Ixia’s solutions to deploy new technologies and achieve efficient, secure ongoing operation of their networks. Our product solutions consist of our hardware platforms, such as our chassis, interface cards and appliances, software application tools, and services, including our warranty and maintenance offerings and professional services. We operated within one business segment during the periods presented in the accompanying condensed consolidated financial statements.

2.    Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of our financial position, operating results, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2015 presented are not necessarily indicative of results to be expected for the full year ending December 31, 2015 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K"), but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2014 Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the audited consolidated financial statements included in our 2014 Form 10-K; however, in this Form 10-Q the Company has included below new disclosures relating to the classification of cash and investments as restricted as a result of restrictions on their use under the terms of the Company’s amended and restated credit agreement entered into in March 2015, as follows:

Restricted cash and cash equivalents and restricted marketable securities represent amounts restricted under the terms of the Company's amended and restated credit agreement for use only in the repayment of the Company's unsecured convertible senior notes due December 15, 2015. See Note 4 for additional information regarding the Company's credit agreement.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-3, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which provides new guidance regarding the presentation of debt issuance costs. The new guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early application is permitted. The Company is in the process of evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosure. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. The Company is in the process of evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which provides new guidance regarding share-based compensation. The new guidance clarified that share-based compensation performance targets that could be achieved after the requisite service period should be treated as performance conditions that affect vesting, rather than a condition that affects the grant-date fair value of the award. The standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. Early application is not permitted for public entities. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. A final decision on the effective date is expected in 2015. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

3.    Restructuring Costs

During the three months ended March 31, 2015 and 2014, the Company recorded restructuring charges of $0.2 million and $3.6 million, respectively. The Company’s restructuring charges include severance and other employee termination costs, lease termination costs, and other related costs, which are reported in the Restructuring line item on our condensed consolidated statements of operations. In addition, in the three months ended March 31, 2015, the Company recorded a recovery of $0.4 million in the Restructuring line item relating to the receipt of proceeds from an insurance settlement related to costs previously charged to the Restructuring line item. The timing of cash payments associated with restructuring charges depends upon the type of restructuring charge and can extend over multiple periods.

During the first quarter of 2014, our management approved, committed to and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (the “Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force at that time. We have recognized cumulative restructuring charges of $3.5 million, of which $2.0 million related to employee termination benefits consisting of severance and other related employee costs, $1.1 million related to costs required to terminate our subsidiary's lease in Israel, and approximately $323,000 for other related costs. The Net Optics Restructuring was substantially completed during the second quarter of 2014, and no further charges are expected.

During the third quarter of 2014, our management approved, committed to and implemented a company-wide initiative (“2014 Corporate Restructuring”) to restructure our operations to better align the Company’s operating costs with its business opportunities. The restructuring includes a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of our then worldwide work force. During 2014, we recognized cumulative restructuring charges of $6.5 million, of which $4.1 million related to one-time expenses for employee termination benefits, approximately $2.2 million for facility related charges in India and Romania, and approximately $137,000 for other related costs. The 2014 Corporate Restructuring was substantially completed during the fourth quarter of 2014, and no significant further charges are expected.

Activities related to our restructuring plans are as follows (in thousands):

	2014 Corporate Restructuring	Net Optics Restructuring	Other	Total
Accrual at December 31, 2014	1,940	337	246	2,523
Charges	142	19	—	161
Payments	(469)	(356)	(35)	(860)
Non-cash items	—	—	(108)	(108)
Accrual at March 31, 2015	$1,613	$—	$103	$1,716

At March 31, 2015, the remaining accrual related to our restructuring activities totaled $1.7 million and was included in Accrued expenses and other on our condensed consolidated balance sheets. The remaining accrual primarily relates to severance, other employee termination expenses, and lease termination costs, which are anticipated to be fully paid by the second quarter of 2015.

4.    Debt

Unsecured Convertible Senior Notes

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

The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, which payments began on June 15, 2011. We may in certain instances be required to pay additional interest in connection with any events of default relating to our failure to comply with our reporting obligations to the trustee under the Indenture and to the SEC. After any such default under the Indenture, if the trustee or the holders of at least 25% in aggregate principal amount of the Notes give us notice of, and direct us to cure, the default and the default is not cured within 60 days thereafter, then unless a waiver is obtained from the holders of more than 50% in aggregate principal amount of the Notes, an event of default will occur under the Indenture. Upon any such event of default, we may elect that for the first 180 days (or such lesser amount of time during which the event of default continues), the sole remedy be the payment of additional interest at an annual rate equal to 0.50%. In the event that such additional interest becomes payable because of our failure to timely file certain reports with the SEC and the trustee, the filing of such reports will cure the event of default and the interest rate will be reduced (so long as no other events of default then exist). If we elect to pay such additional interest and the event of default is not cured within the 180-day period, or if we do not make such an election to pay additional interest when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the Notes to be due and payable immediately.

Amortization recorded to interest expense pertaining to deferred issuance costs for the three months ended March 31, 2015 and 2014 was $300,000 and $300,000, respectively.

The Notes are convertible at any time prior to the close of business on the third business day immediately preceding the maturity date, at the holder’s option, into shares of our common stock at an initial conversion rate of 51.4536 shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $19.43 per share. The conversion rate is subject to adjustment for certain events that occur prior to maturity, such as a change in control transaction as defined in the Indenture.

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

As of March 31, 2015, the estimated fair value of our Notes was approximately $200.4 million. The fair value of the Notes was estimated using market prices of the Notes, which are based on Level 2 inputs.

Senior Secured Credit Agreement

2015 Credit Agreement

On March 2, 2015 (the “Closing Date”), we entered into an amended and restated credit agreement (the “Credit Agreement”) by and among the Company, as borrower, certain of the Company’s wholly owned direct and indirect subsidiaries, as guarantors, Silicon Valley Bank, as administrative agent, swingline lender and letter of credit issuer, and the other lenders parties thereto (Silicon Valley Bank and the other lenders hereinafter collectively referred to as the “Lenders”). The Credit Agreement amended and restated our prior credit agreement dated as of December 21, 2012, as amended (the “Prior Credit Agreement”), by and among Ixia, the guarantors, Silicon Valley Bank, as administrative agent, swingline lender, and letter of credit issuer (as successor to Bank of America, N.A. in such capacities), and the other lenders party thereto.

The Credit Agreement provides for a (i) term loan (the “Term Loan”) in the aggregate principal amount of $40 million, which amount was advanced to the Company on March 3, 2015, and (ii) revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $60 million, with sub-limits of $25 million for the issuance of standby letters of credit and $15 million for swingline loans. The aggregate amount available under the Credit Facility may, upon our request and subject to the receipt of increased commitments from the Lenders or additional lenders, be increased by an aggregate amount of up to $80 million. We are permitted to voluntarily prepay outstanding loans under the Credit Facility at any time without premium or penalty. Prior to the maturity of the Credit Facility, we may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that are repaid or prepaid under the Term Loan.

The maturity date of the Credit Facility is February 15, 2018; provided, however, that if, at any time between June 15, 2015 and the maturity date for the Notes (i.e., December 15, 2015), we do not have total available liquidity (defined as cash, cash equivalents, and marketable securities plus availability under the Revolving Credit Facility) of $25 million in excess of the amount then required to repay our Notes in full, all amounts outstanding under the Credit Facility will become due and payable and the Revolving Credit Facility will terminate, on September 14, 2015 (or if such date has passed, within 2 business days after the date we fail to have the required total available liquidity). If subsequent to June 15, 2015 and prior to September 14, 2015 we do not have the required total available liquidity but thereafter (and prior to September 14, 2015) achieve and maintain such liquidity level, the accelerated maturity date of September 14, 2015 shall not apply.

Debt issuance costs were approximately $1.2 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the three year term of the Credit Facility using the effective interest method. During the three months ended March 31, 2015, amortization recorded to interest expense pertaining to deferred issuance costs was not material.

As required by the terms of the Credit Agreement, we have deposited the funds advanced under the Term Loan of $40 million, together with additional cash, cash equivalents and marketable securities in the aggregate amount of $50 million, in collateral accounts (the “Collateral Accounts”). The $90 million deposited in the Collateral Accounts as of March 31, 2015 consists of $10 million in cash and cash equivalents, which is included in the Restricted cash line item on our condensed consolidated balance sheet, and $80 million in marketable securities, which is included in the Marketable securities, restricted line item on our condensed consolidated balance sheet. Subsequent to March 31, 2015, as required under the Credit Agreement, we deposited additional cash, cash equivalents and marketable securities in the Collateral Accounts in the aggregate amount of $25 million. We may only withdraw amounts deposited in the Collateral Accounts for the repurchase or repayment of the Notes. We may use the proceeds of the Revolving Credit Facility for (i) working capital, capital expenditures and general corporate purposes, (ii) share repurchases, (iii) the partial refinancing of the Notes, and/or (iv) acquisitions, in each case as permitted by applicable law and the Credit Agreement. The restrictions on acquisitions as set forth in the Credit Agreement include a restriction that precludes the Company from funding an acquisition in whole or in part with cash unless the Company will have, after giving effect to the transaction, cash, cash equivalents and marketable securities in an amount not less than $75 million in excess of the amount then required to be on deposit in the Collateral Accounts.

The Company plans to satisfy its repayment obligations under the Notes, and to pay the purchase price for any earlier Note repurchases (whether mandatory or negotiated by the Company) using some combination of (i) cash, cash equivalents and marketable securities, including those deposited in the Collateral Accounts, (ii) borrowings under the Revolving Credit Facility, and/or (iii) future cash flows from operations.

The Term Loan requires quarterly repayments of principal on the last day of the eleven fiscal quarters following the Closing Date, commencing with the fiscal quarter ending June 30, 2015. The first four payments will be in the amount of $500,000 each, the following four payments will be in the amount of $1.0 million each, and the next three payments will be in the amount of $1.5 million each. The remaining principal balance of the Term Loan will be due and payable on the maturity date of the Credit Facility.

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

Interest rates for the Term Loan and for the first year of the Revolving Credit Facility are established, at our option, at a rate per annum of (i) 4.25% above the Eurodollar rate or (ii) 3.25% above a defined base rate. After the first anniversary of the Closing Date, interest rates for the Revolving Credit Facility are established, at the Company’s option, based on the Eurodollar rate or the defined base rate. Such interest rates range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on the Company’s leverage ratio. We are also required to pay a quarterly commitment fee, ranging from 0.30% to 0.50% per annum, on the undrawn portion of the Revolving Credit Facility. Letter of credit fees accrue based on the daily amount available to be drawn under outstanding letters of credit and range from 2.0% to 3.0%, depending on our leverage ratio. Swingline loans bear interest at the defined base rate plus the applicable margin for loans under the Revolving Credit Facility based on the defined base rate. If we default under the Credit Facility, the Lenders may increase the interest rate(s) to 2.0% more than the rate(s) otherwise applicable. The weighted average interest rate applicable to the Term Loan for the three months ended March 31, 2015 was 4.42%, which was based on the one month Eurodollar rate plus 4.25%.

The Credit Agreement requires the Company to comply with certain covenants, including maintaining (i) a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00, measured quarterly on a trailing 12 months basis, (ii) a consolidated senior leverage ratio (as defined in the Credit Agreement) of not greater than 2.50 to 1.00 through December 31, 2015 and 2.25 to 1.00 thereafter, measured quarterly on a trailing 12 months basis, and (iii) a consolidated total leverage ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00, measured quarterly on a trailing 12 months basis. The consolidated funded indebtedness (as defined in the Credit Agreement) used in the calculation of the consolidated leverage ratio is reduced by the amounts deposited in the Collateral Accounts (except in connection with the calculation of the applicable margin for loans).

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

The Credit Agreement provides for customary events of default, including the non-payment of amounts due, failure to perform under covenants, breaches of representations and warranties, cross-defaults relating to certain indebtedness, institution of insolvency proceedings, inability to pay debts as they become due, entry of certain judgments, events relating to the Employee Retirement Income Security Act of 1974, as amended, invalidity of loan documents, change of control events, and ineffectiveness of subordination provisions. The occurrence of an event of default may result in the acceleration of all of our outstanding obligations under the Credit Agreement and in an increase in the applicable interest rate(s) as described above.

Prior Credit Agreement

The Company’s Prior Credit Agreement provided for a credit facility (the “Prior Credit Facility”) that originally consisted of a revolving loan commitment of up to $150 million. As a result of the termination of certain lenders’ commitments under the Prior Credit Facility, the aggregate loan amount was reduced to $67.5 million in January 2015 and further reduced to $46.5 million in March 2015 prior to the date of the amendment and restatement of the Prior Credit Facility on March 2, 2015. As described below and due to our defaults under the Prior Credit Agreement, we were at the time of its amendment and restatement blocked from borrowing and obtaining letters of credit under the Prior Credit Facility. As of December 31, 2014, and immediately prior to the March 2015 amendment and restatement of the Prior Credit Agreement, no amounts were outstanding under the Prior Credit Facility.

The Prior Credit Facility was originally scheduled to mature on December 21, 2016, subject to earlier termination under certain circumstances relating to our available liquidity. On December 12, 2014, the maturity date for the Prior Credit Facility was advanced to January 31, 2015, and on January 30, 2015, the maturity date was extended to March 2, 2015.

The Prior Credit Agreement required that we comply with certain covenants, including maintaining an interest coverage ratio and a maximum leverage ratio, timely providing certain periodic financial statements to the lenders, and complying with the Indenture governing our Notes, which Indenture requires us to timely file certain reports with the trustee. For the quarters ended September 30, 2014 and December 31, 2014, our leverage ratio exceeded 3.00 to 1.00 and therefore constituted events of default under the Prior Credit Agreement. During 2014, the administrative agent under the Prior Credit Agreement provided us with notices that we were in default under the Prior Credit Agreement as a result of our failure to timely deliver to the administrative agent our financial statements and a related compliance certificate for the quarter ended June 30, 2014 and a compliance certificate relating to the quarter ended September 30, 2014, the event of default that had occurred under the Indenture as a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 with the trustee and the SEC, and our not being in compliance with the leverage ratio requirements as of September 30, 2014. In connection with such events of default, we were, commencing on or about August 29, 2014, blocked from borrowing and obtaining letters of credit under the Prior Credit Facility.

5.    Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of March 31, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$60,621	$28	$(1)	$60,648
Corporate debt securities	53,050	62	(20)	53,092
Total	$113,671	$90	$(21)	$113,740

Investments in marketable securities as of December 31, 2014 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$42,289	$9	$(17)	$42,281
Corporate debt securities	37,476	41	(38)	37,479
Total	$79,765	$50	$(55)	$79,760

As of March 31, 2015, $80 million of our marketable securities were restricted under the terms of the Credit Agreement for use only in the repayment of or satisfaction of other obligations relating to the Notes due December 15, 2015 and are classified as Marketable securities, restricted on our condensed consolidated balance sheet as of March 31, 2015. See Note 4 for additional information regarding the restrictions under our Credit Agreement relating to these marketable securities.

As of March 31, 2015 and December 31, 2014, our available-for-sale securities had a weighted remaining contractual maturity of 1.42 and 1.69 years, respectively. For the three months ended March 31, 2015 and March 31, 2014, gross realized gains and gross realized losses were not significant. See Note 7 for information on the unrealized holding gains (losses) on available-for-sale securities reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations.

The amortized cost and fair value of our marketable securities at March 31, 2015, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$37,644	$37,660
Due within 1-2 years	55,354	55,399
Due within 2-5 years	20,138	20,146
Due after 5 years	535	535
Total	$113,671	$113,740

Inventories

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$4,821	$5,502
Work in process	12,337	18,047
Finished goods	19,653	21,277
	$36,811	$44,826

Accrued expenses and other

As of March 31, 2015 and December 31, 2014, accrued compensation and related expenses totaled $12.9 million and $9.9 million, respectively. As of March 31, 2015 and December 31, 2014, accrued vacation totaled $7.8 million and $7.5 million, respectively.

6.    Goodwill and Other Intangible Assets

There was no activity related to goodwill for the three months ended March 31, 2015. We have not had any historical goodwill impairment charges.

The following table presents our purchased intangible assets (in thousands) as of March 31, 2015:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Other intangible assets:
Technology	5.5	$185,665	$(112,592)	$73,073
Customer relationships	6.0	71,700	(43,945)	27,755
Service agreements	6.4	30,100	(9,751)	20,349
Trademark	5.1	11,300	(5,525)	5,775
Non-compete	4.0	8,000	(4,141)	3,859
Other	4.2	5,109	(1,509)	3,600
		$311,874	$(177,463)	$134,411

The following table presents our purchased intangible assets (in thousands) as of December 31, 2014:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Other intangible assets:
Technology	5.5	$185,665	$(106,953)	$78,712
Customer relationships	6.0	71,700	(40,938)	30,762
Service agreements	6.4	30,100	(8,577)	21,523
Trademark	5.1	11,300	(5,033)	6,267
Non-compete agreements	4.0	8,000	(3,641)	4,359
Other	4.2	4,883	(1,398)	3,485
		$311,648	$(166,540)	$145,108

The estimated future amortization expense of purchased intangible assets as of March 31, 2015 is as follows (in thousands):

Remaining in 2015	$31,351
2016	37,859
2017	31,861
2018	20,586
2019	7,351
2020	3,727
Thereafter	1,676
$134,411

7.    Shareholders’ Equity

The following table summarizes the changes in our accumulated other comprehensive loss, by component, net of income taxes (in thousands):

	Gains and Losses on Available-for- Sale Securities (a)	Foreign Currency Items	Total
Beginning balance, December 31, 2014	$(32)	$(761)	$(793)

Other comprehensive income before reclassifications	93	(5)	88
Amounts reclassified from accumulated other comprehensive loss (b)	(18)	—	(18)
Net current period other comprehensive income	75	(5)	70

Ending balance, March 31, 2015	$43	$(766)	$(723)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.

(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the condensed consolidated statements of operations.

8.    Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potential dilutive common shares, including stock-based awards.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Basic presentation:
Numerator for basic loss per share:
Net loss	$(9,611)	$(19,472)
Denominator for basic loss per share:
Weighted average common shares outstanding	78,706	76,951
Basic loss per share	$(0.12)	$(0.25)

Diluted presentation:
Numerator for diluted loss per share:
Net loss	(9,611)	(19,472)
Interest expense on convertible senior notes, net of tax	—	—
Net loss used for diluted loss per share	$(9,611)	$(19,472)
Denominator for dilutive loss per share:
Weighted average common shares outstanding	78,706	76,951
Effect of dilutive securities:
Stock options and other share-based awards	—	—
Convertible senior notes	—	—
Dilutive common shares	78,706	76,951
Diluted loss per share	$(0.12)	$(0.25)

The diluted loss per share computation for the three months ended March 31, 2015 and 2014 excludes (i) the weighted average number of shares underlying our Notes of 10.3 million shares as such shares are considered anti-dilutive because of the net losses incurred for the periods then ended, and (ii) the weighted average number of shares underlying our employee stock options and other share-based awards of 4.8 million shares and 3.9 million shares, respectively, which are anti-dilutive because, in general, the exercise prices of these awards (to the extent such awards have exercise prices) exceeds the average closing sales price per share of our common stock during the applicable period or were anti-dilutive because the Company reported a net loss for the applicable period.

9.    Concentrations

Revenue by Product Line

We have two product lines: Network Test Solutions and Network Visibility Solutions. Our Network Test Solutions products include our multi-slot test chassis and appliances, our traffic generation interface cards, our suite of test applications, and the related technical support, warranty and software maintenance services, including our Application and Threat Intelligence (ATI) service. Our Network Visibility Solutions products include our network packet brokers, bypass switches, virtual and physical taps, and the related technical support, warranty and software maintenance services. The following table presents revenue by product line (in thousands):

	Three months ended March 31,
	2015	2014
Network Test Solutions	$85,347	$89,525
Network Visibility Solutions	35,615	24,208
	$120,962	$113,733

Significant Customers

The following customers accounted for more than 10% of total revenue for the three months ended March 31, 2015 and, for Customer A, for the three months ended March 31, 2014:

	Three months ended March 31,
	2015	2014
Customer A	10.1%	10.3%
Customer B	11.6%	*

* Less than 10%

As of March 31, 2015 and December 31, 2014, the percentages of our total receivables from Customer B were below 10%. The percentages of our total receivables from Customers A as of such dates were as follows:

	March 31, 2015	December 31, 2014
Customer A	15.2%	*

* Less than 10%

International Data

For the three months ended March 31, 2015 and 2014, the percentages of total revenues consisting of international revenues based on customer location consisted of the following:

	Three months ended March 31,
	2015	2014
International revenues	38.4%	41.0%

As of March 31, 2015 and December 31, 2014, our property and equipment, net were geographically located as follows (in thousands):

	March 31, 2015	December 31, 2014
United States	$25,175	$24,697
India	6,167	6,035
Romania	3,758	3,857
Other	3,344	3,059
Total	$38,444	$37,648

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

Financial assets carried at fair value as of March 31, 2015 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$915	$915	$—	$—
Corporate debt securities	16,945	—	16,945	—
Short-term marketable securities:
U.S. Treasury, government and agency debt securities	60,648	—	60,648	—
Corporate debt securities	53,092	—	53,092	—
Total financial assets	$131,600	$915	$130,685	$—

Financial assets carried at fair value as of December 31, 2014 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$267	$267	$—	$—
Corporate debt securities	5,349	—	5,349	—
Short-term marketable securities:
U.S. Treasury, government and agency debt securities	42,281	—	42,281	—
Corporate debt securities	37,479	—	37,479	—
Total financial assets	$85,376	$267	$85,109	$—

Our cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The fair values of our money market funds, U.S. treasury, government and agency debt securities, and corporate debt securities are based on quoted market prices as shown in our investment brokerage/custodial statements. To the extent deemed necessary, we may also obtain non-binding dealer quotes to corroborate the estimated fair values reflected in our investment brokerage/custodial statements.

There were no transfers of assets between levels within the fair value hierarchy for the three month period ended March 31, 2015, and there were no Level 3 assets held at March 31, 2015.

11.  Commitments and Contingencies

Securities Class Action

On November 14, 2013, a purported securities class action complaint captioned Felix Santore v. Ixia, Victor Alston, Atul Bhatnagar, Thomas B. Miller, and Errol Ginsberg was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Central District of California. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from April 10, 2010 through October 14, 2013. The initial complaint alleged that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and misleading statements concerning the Company’s recognition of revenues related to its warranty and software maintenance contracts and the academic credentials and employment history of the Company’s former President and Chief Executive Officer, Victor Alston. The complaint also alleged that the defendants made false and misleading statements, and failed to make certain disclosures, regarding the Company’s business, operations and prospects, including regarding the financial statements and internal financial controls that were the subject of the Company’s April 2013 restatement of certain of its prior period financial statements. The complaint further alleged that the Company lacked adequate internal financial controls and issued materially false and misleading financial statements for the fiscal years ended December 31, 2010 and 2011, and the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012. The complaint, which purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, sought, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

On March 24, 2014, following a proceeding to select a lead plaintiff in the matter, the court issued an order appointing Oklahoma Firefighters Pension & Retirement System and Oklahoma Law Enforcement Retirement System (the “Oklahoma Group”) as lead plaintiffs.

On June 11, 2014, the Oklahoma Group filed a first amended complaint, which asserted claims against the same defendants under the same legal theories set forth in the initial complaint. The first amended complaint also contained allegations that certain of the individual defendants increased their trading in the Company’s stock during February, March, April and May of 2011 and during February and March of 2013, and that the defendants sought to inflate the Company’s reported deferred revenues during the period of February 4, 2011 through April 3, 2013.

On July 18, 2014, all named defendants moved to dismiss the first amended complaint for failure to state a claim under the Federal Rules of Civil Procedure and the Private Securities Law Reform Act of 1995 (“PSLRA”). After briefing and a hearing on October 6, 2014, the court issued an order dismissing the first amended complaint in its entirety without prejudice. The court gave the Oklahoma Group 30 days in which to file an amended complaint.

On November 5, 2014, the Oklahoma Group filed a second amended complaint. On January 6, 2015, the named defendants moved to dismiss the second amended complaint. After briefing and a hearing on April 13, 2015, the court issued an order dismissing the second amended complaint in its entirety without prejudice. The court gave the Oklahoma Group 30 days in which to file an amended complaint.

On April 24, 2015, the court issued an order staying the class action until July 31, 2015, pending the outcome of a mediation scheduled for July 23, 2015 to explore a possible settlement.

Although the Company denies the material allegations of the amended complaint and intends to vigorously pursue its defenses, we are in the very early stages of this litigation, and are unable to predict the outcome of the case or to estimate the amount of or potential range of loss with respect to this case. Accordingly, no liability has been accrued in the financial statements related to this matter. However, the ultimate disposition of the case could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

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

On October 15, 2014, the Company, on whose behalf the derivative action claims are purportedly brought, moved to dismiss the consolidated complaint on the grounds that the derivative plaintiffs did not file the claims in accordance with applicable laws governing the filing of derivative actions. The individual defendants joined in that motion and also filed motions to dismiss the claims against them for failure to state a claim. Before any ruling by the court on those motions, the plaintiffs filed an amended consolidated complaint on January 26, 2015. On March 12, 2015, the Company filed a motion to dismiss the amended consolidated complaint on the same grounds as it had set forth with respect to the first consolidated complaint, and the individual defendants joined in that motion and also filed motions to dismiss the claims against them for failure to state a claim. On April 24, 2015, before the scheduled hearing on the motion to dismiss, the Court issued an order staying the shareholder derivative action until July 31, 2015, pending the outcome of a mediation scheduled for July 23, 2015 in connection with both the derivative action and the securities class action discussed above. If no settlement is reached, the plaintiffs’ omnibus opposition to the pending motions to dismiss will be due on August 3, 2015, and the reply briefs of the Company and the individual defendants will be due on August 10, 2015. No hearing date on the motions to dismiss is currently scheduled.

As we are in the very early stages of this litigation, we are unable to predict the outcome of the litigation or to estimate the amount of or potential range of loss with respect to the consolidated complaint. No liability has been accrued in the financial statements related to this matter.

SEC Investigation

In July 2014, the Staff of the SEC’s Division of Enforcement requested that the Company produce certain documents and information in connection with an investigation of the Company. The SEC has also subsequently issued subpoenas to the Company seeking certain additional documents and has issued subpoenas to certain of the Company’s current and former employees seeking certain documents and their testimony. Based on the documents requested by the Staff, the Company believes that the investigation relates to the matters addressed by (i) the previously disclosed accounting-related investigation conducted by the Audit Committee of the Company’s Board of Directors (the “Board”) that was completed in February 2014 and (ii) a separate internal investigation conducted by a Special Committee of the Board of stock sales during February and March 2013 by then current executive officers and directors of the Company. The Special Committee, which completed its investigation in June 2014, did not find with respect to such sales that there had been any insider trading based upon material non-public information. The Special Committee, however, made no finding with respect to the Company's former President and Chief Executive Officer, Victor Alston, because he declined to be interviewed by the Special Committee's counsel (both the Special Committee and the Audit Committee were assisted by independent counsel in their investigations). The Company is continuing to cooperate fully with the SEC in this matter. The Company cannot predict the duration, scope or outcome of the SEC’s investigation.

Indemnifications

In the normal course of business, the Company provides certain indemnifications, commitments and guarantees of varying scope to customers, including against claims of intellectual property infringement made by third parties arising from the use of the Company's products. The Company also has certain obligations to indemnify its officers, directors and employees for certain events or occurrences while the officers, directors or employees are or were serving at the Company's request in such capacity. The duration of these indemnifications, commitments and guarantees varies and in certain cases, is indefinite. Many of these indemnifications, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. However, the Company's director and officer insurance policy may enable it to recover a portion of any future payments related to its officer, director or employee indemnifications. Historically, costs related to these indemnifications, commitments and guarantees have not been significant. With the exception of the product warranty accrual associated with the Company's initial standard warranty, no liabilities have been recorded for these indemnifications, commitments and guarantees.

12.  Income Taxes

The Company accounts for its provision for income taxes in accordance with Accounting Standard Codification (“ASC”) 740, Income Taxes. In accordance with ASC 740, the Company uses an estimate of its annual effective rate for the full fiscal year in computing the year-to-date provision for income taxes for the interim periods, including federal, foreign, state, and local income taxes.

As of March 31, 2015 and December 31, 2014, current deferred tax assets totaled $15.9 million and $15.5 million, respectively, and were included within the Prepaid expenses and other current assets line item on our condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, long-term deferred tax assets totaled $11.9 million and were included within the Other assets line item on our condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, long-term deferred tax liabilities totaling $1.1 million and $1.4 million, respectively, were included within the Other liabilities line item on our condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

Our cash, cash equivalents and marketable securities, including those classified as restricted on our Condensed Consolidated Balance Sheet, in the aggregate increased by $69.7 million to $195.9 million at March 31, 2015 from the $126.2 million reported at December 31, 2014. Total revenues increased 6.4% to $121.0 million during the three months ended March 31, 2015, from $113.7 million during the three months ended March 31, 2014 due primarily to higher shipments of our network visibility products.

While we remain confident in our competitive position and our opportunities for long-term growth in both network test and network visibility, we believe there continues to be some near term uncertainty and weakness in certain markets, such as the capital spending plans of large service providers and network equipment manufacturers as they plan and prepare for the technological developments in networking (e.g., Virtualization, Software Defined Networks (SDN) and Network Functions Virtualization (NFV)). This uncertainty and weakness may adversely impact our sales, results of operations and financial position over the near term.

Establishment of Senior Secured Revolving Credit Facility. On March 2, 2015 (the “Closing Date”), we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain lenders which amended and restated the Company’s prior credit agreement dated as of December 21, 2012, as amended (the “Prior Credit Agreement”). The Credit Agreement provides for a (i) term loan (the “Term Loan”) in the aggregate principal amount of $40 million, which amount was advanced to the Company on March 3, 2015, and (ii) revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $60 million, with sub-limits of $25 million for the issuance of standby letters of credit and $15 million for swingline loans. The aggregate amount available under the Credit Facility may, upon the Company’s request and subject to the receipt of increased commitments from the lenders or additional lenders, be increased by an aggregate amount of up to $80 million. We are permitted to voluntarily prepay outstanding loans under the Credit Facility at any time without premium or penalty. Prior to the maturity of the Credit Facility, we may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that are repaid or prepaid under the Term Loan.

The maturity date of the Credit Facility is February 15, 2018; provided, however, that if, at any time between June 15, 2015 and the maturity date for our unsecured convertible senior notes (the “Notes”) (i.e., December 15, 2015), we do not have total available liquidity (defined as cash, cash equivalents, and marketable securities plus availability under the Revolving Credit Facility) of $25 million in excess of the amount then required to repay our Notes in full, all amounts outstanding under the Credit Facility will become due and payable, and the Revolving Credit Facility will terminate, on September 14, 2015 (or if such date has passed, within 2 business days after the date we fail to have the required total available liquidity). If subsequent to June 15, 2015 and prior to September 14, 2015 we do not have the required total available liquidity but thereafter (and prior to September 14, 2015) achieve and maintain such liquidity level, the accelerated maturity date of September 14, 2015 shall not apply.

The Prior Credit Agreement originally provided for a revolving credit facility (the “Prior Credit Facility”) in an aggregate loan amount of up to $150 million. As a result of the termination of certain lenders’ commitments under the Prior Credit Agreement, the aggregate loan amount was reduced to $67.5 million in January 2015 and further reduced to $46.5 million in March 2015 prior to the amendment and restatement of the Prior Credit Facility on March 2, 2015. As described in Note 4 to the consolidated financial statements included in this Form 10-Q and due to our defaults under the Prior Credit Agreement, we were at the time of its amendment and restatement blocked from borrowing and obtaining letters of credit under the Prior Credit Agreement. As of December 31, 2014 and immediately prior to the March 2015 amendment and restatement of the Prior Credit Agreement, no amounts were outstanding under the Prior Credit Facility. See Note 4 to the consolidated financial statements included in this Form 10-Q.

Restructuring Activities. During the first quarter of 2014, our management approved, committed to and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (the “Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force at that time. Under the Net Optics Restructuring, we have recognized cumulative restructuring charges of $3.5 million related to employee termination benefits and other costs required to terminate the Net Optics facility lease in Israel, of which approximately $19,000 and $3.5 million was included in the Restructuring expense line item in the condensed consolidated statement of operations for the three months ended March 31, 2015 and 2014, respectively. The Net Optics Restructuring was substantially completed during the second quarter of 2014 and all associated costs have been paid. Significant future costs savings were not expected from the Company’s existing operations as the restructuring was executed in conjunction with the acquisition of Net Optics.

During the third quarter of 2014, our management approved, committed to and implemented a Company-wide initiative (the “2014 Corporate Restructuring”) to restructure our operations to better align the Company’s operating costs with its business opportunities. The restructuring included a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of our worldwide work force at that time. Under the 2014 Corporate Restructuring, we have recognized cumulative restructuring charges of $6.5 million related to employee termination benefits and exiting our facilities in India and Romania, of which approximately $142,000 was included in the Restructuring expense line item in the condensed consolidated statement of operations for the three months ended March 31, 2015. The 2014 Corporate Restructuring was substantially completed in the fourth quarter of 2014 and is estimated to provide future cost savings of approximately $17 million on an annualized basis, with the cost savings principally driven by headcount-related costs, and to a lesser extent, facilities-related savings, which would favorably impact the Company’s future operating results and cash flows.

Revenues are principally derived from the sale and support of our network test and network visibility solutions.

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

Sales to our two largest customers, AT&T and Cisco Systems, accounted for $26.2 million, or 21.7%, and $18.3 million, or 16.1%, of our total revenues for the three months ended March 31, 2015 and 2014, respectively. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers, we expect to continue to see declines as a percentage of total revenues, given that we expect to sell our products to a wider variety and increasing number of service providers, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish.

From a geographic perspective, we generated revenues from shipments to international locations of $46.5 million, or 38.4%, of our total revenues for the three months ended March 31, 2015, and $46.7 million, or 41.0%, of our total revenues for the three months ended March 31, 2014. The decrease in the percentage of our revenues from shipments to international locations was primarily the result of a higher concentration of sales orders from our two largest customers during the three months ended March 31, 2015.

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on the estimated fair values for accounting purposes on the grant date. For the three months ended March 31, 2015 and 2014, stock-based compensation was $5.1 million and $4.8 million, respectively. This increase in stock-based compensation primarily resulted from share-based awards granted to the Company’s President and Chief Executive Officer on October 2, 2014 and an increase in the number of participants in our employee stock purchase plan. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2015 through 2019 related to unvested share-based awards as of March 31, 2015 was approximately $20.3 million. To the extent that we grant additional share-based awards, future expense will increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping, and some final assembly and testing at our facilities in Calabasas, California; Austin, Texas; Santa Clara, California; and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and cost of extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $6.4 million and $8.1 million for the three months ended March 31, 2015 and 2014, respectively, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat as compared to current levels, we expect to continue to experience pricing pressure on larger transactions and from larger customers as a result of competition.

Operating Expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs, and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation discussed above, and amortization of intangible assets, acquisition and other related costs, and restructuring costs discussed below, to remain relatively flat on a quarterly basis for the remainder of 2015 when compared to the first quarter of 2015.

•
Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing, and enhancement of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period costs of our products used for internal purposes. We plan to continue to strategically invest in research and development and new products/technology as we believe that such investment is critical to attaining our strategic objectives and will further differentiate us in the marketplace.

•
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in direct sales, sales support and marketing functions, as well as promotional and advertising expenditures. We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers.

•
General and administrative expenses consist primarily of salaries and related expenses for certain executive, finance, legal, human resources, information technology, and administrative personnel, as well as professional fees (e.g., legal and accounting), facility costs related to our corporate headquarters, insurance costs, and other general corporate expenses. General and administrative expenses also include costs related to internal investigations, shareholder litigation and related matters.

•
Amortization of intangible assets consists of the recognition of the purchase price of various intangible assets over their estimated useful lives. The future amortization expense of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies or product lines or are required to record impairment charges related to our acquired intangible assets. See Note 6 to the consolidated financial statements included in this Form 10-Q.

•
Acquisition and other related costs are expensed as incurred and consist primarily of transaction and integration related costs such as: success-based banking fees; professional fees for legal, accounting, tax, due diligence, valuation and other related services; change in control payments; amortization of deferred compensation; consulting fees; required regulatory costs; certain employee, facility and infrastructure transition costs; and other related expenses. We expect our acquisition and other related expenses to fluctuate over time based on the timing of our acquisitions and related integration activities.

•
Restructuring expenses consist primarily of employee severance costs and other related charges, as well as facility-related charges to exit certain locations. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net represents interest on cash and a variety of securities, including money market funds, U.S. Treasury government and government agency debt securities, and corporate debt securities, realized gains/losses on the sale of investment securities, certain foreign currency gains and losses, and other non-operating items.

Interest Expense consists of interest due to the holders of our Notes, interest due on our Term Loan, commitment fees on the unused portion of our Revolving Credit Facility, and amortization of debt issuance costs related to our Notes and Credit Facility. Interest expense also includes the amortization of debt issuance costs and commitment fees on the unused portion of our Prior Credit Agreement. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q.

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

Our effective tax rate also differs from the federal statutory rate due to state taxes, significant permanent differences, federal and foreign tax rate differences, inter-company royalties, research and development tax credits, and adjustments to our valuation allowance. Significant permanent differences also arise due to stock-based compensation that are not expected to generate a tax deduction, such as stock-based compensation relating to grants to foreign employees, offset by tax benefits from disqualifying dispositions. See Note 12 to the condensed consolidated financial statements included in this Form 10-Q.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements included in this Form 10-Q which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to: revenue recognition; allowance for doubtful accounts; write-downs for obsolete or excess inventory; income taxes; acquisition purchase price allocation; impairments of long-lived assets, goodwill and marketable securities; stock-based compensation; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates has significantly changed from those reflected in our 2014 Form 10-K. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three months ended March 31,
	2015	2014
Revenues:
Products	71.0%	71.4%
Services	29.0	28.6
Total revenues	100.0	100.0
Costs and operating expenses:(1)
Cost of revenues – products (2)	19.9	22.3
Cost of revenues – services	3.7	3.5
Research and development	22.8	26.4
Sales and marketing	31.0	34.1
General and administrative	15.2	15.7
Amortization of intangible assets	9.0	11.1
Acquisition and other related	0.5	1.7
Restructuring	(0.2)	3.1
Total costs and operating expenses	101.9	117.9
Loss from operations	(1.9)	(17.9)
Interest income and other, net	(0.4)	0.3
Interest expense	(1.8)	(1.7)
Loss before income taxes	(4.1)	(19.3)
Income tax expense (benefit)	3.8	(2.3)
Net loss	(7.9)%	(17.0)%

(1) Stock-based compensation included in:
Cost of revenues – products	0.1%	—%
Cost of revenues – services	—	—
Research and development	1.7	1.7
Sales and marketing	0.9	1.7
General and administrative	1.5	0.8
(2) Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of 5.3% for the three months ended March 31, 2015, and 7.1% for the three months ended March 31, 2014, which is included in Amortization of intangible assets.

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues. During the three months ended March 31, 2015, total revenues increased 6.4% to $121.0 million from the $113.7 million recorded in the three months ended March 31, 2014.

The following table presents revenue by product line (in thousands):

	Three months ended March 31,
	2015	2014
Product Revenues	$58,567	$64,607
Service Revenues	26,780	24,918
Total Network Test Solutions Revenues	85,347	89,525

Product Revenues	27,337	16,558
Service Revenues	8,278	7,650
Total Network Visibility Solutions Revenues	35,615	24,208
Total Revenues	$120,962	$113,733

During the three months ended March 31, 2015, revenues from our Network Test Solutions product line decreased 4.7% to $85.3 million from the $89.5 million recorded in the three months ended March 31, 2014. This decrease in revenue for Network Test Solutions was principally driven by a decrease in product revenues, which was primarily due to a decrease in shipments of our wireless solutions, partially offset by an increase in services revenues recognized on technical support, warranty and software maintenance services.

During the three months ended March 31, 2015, revenues from our Network Visibility Solutions product line increased 47.1% to $35.6 million from the $24.2 million recorded in the three months ended March 31, 2014. This increase in revenue for Network Visibility Solutions was driven by an increase in product revenues primarily due to an $8.9 million increase in shipments of our Net Optics and Anue network test optimizer solutions.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 23.6% during the three months ended March 31, 2015 from 25.8% in the three months ended March 31, 2014. This decrease was primarily due to the decrease in our cost of product revenues as a percentage of total revenues, which was 19.9% in the three months ended March 31, 2015 as compared to 22.3% in the three months ended March 31, 2014. The decrease in cost of product revenues as a percentage of total revenues was primarily due to the step up in basis of inventory after the Net Optics acquisition in December 2013, which led to higher product costs in the first quarter of 2014 and an approximate 1.9% drop in product costs as a percentage of revenue in the first quarter of 2015, lower costs for excess and obsolete inventory of approximately $556,000 and a decrease in compensation and related employee costs of approximately $324,000.  The decrease in compensation and related employee costs was primarily a result of cost reductions resulting from our 2014 restructuring activities.

Research and Development Expenses. During the three months ended March 31, 2015, research and development expenses decreased 8.0% to $27.6 million from $30.0 million in the three months ended March 31, 2014. This decrease was primarily driven by decreases in compensation and related employee costs of $2.3 million and facilities costs of approximately $457,000. These decreases were primarily a result of cost reductions from our 2014 restructuring activities.

Sales and Marketing Expenses. During the three months ended March 31, 2015, sales and marketing expenses decreased 3.4% to $37.5 million from $38.8 million in the three months ended March 31, 2014. This decrease was primarily driven by a decrease in stock-based compensation of approximately $879,000 and reductions in facilities costs of approximately $412,000.

General and Administrative Expenses. During the three months ended March 31, 2015, general and administrative expenses increased 2.7% to $18.4 million from $17.9 million in the three months ended March 31, 2014. This increase was primarily due to  higher professional fees of approximately $1.1 million primarily related to our annual financial statement audits and an increase in stock-based compensation of approximately $0.9 million. These increases were partially offset by lower legal fees of approximately $1.5 million related to a reduction in costs associated with internal investigations and fees related to the securities class action against the Company and certain of its current and former officers and directors as well as shareholder derivative actions.

Amortization of Intangible Assets. During the three months ended March 31, 2015, amortization of intangible assets decreased to $10.9 million, from $12.6 million in the three months ended March 31, 2014. This decrease was primarily due to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Costs. During the three months ended March 31, 2015, acquisition and other related costs decreased 69.9% to approximately $582,000 from $1.9 million in the three months ended March 31, 2014.  Acquisition and other related costs for the three months ended March 31, 2015 and 2014 primarily related to integration activities and other related costs associated with the acquisition of Net Optics.

Restructuring. During the three months ended March 31, 2015, restructuring costs were a net credit of $0.2 million due to the receipt of insurance settlement proceeds partially offset by charges primarily related to the 2014 Corporate Restructuring. Restructuring costs for the three months ended March 31, 2014 of $3.6 million were primarily related to expenses for employee termination benefits, consisting of severance and other employee related costs, and lease termination costs associated with the Net Optics Restructuring. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net. During the three months ended March 31, 2015, Interest income and other, net was a loss of approximately $481,000 compared to income of approximately $337,000 for the three months ended March 31, 2014. This decrease was primarily due to foreign currency translation losses incurred during the three months ended March 31, 2015 as compared to foreign currency translation gains incurred during the three months ended March 31, 2014.

Interest Expense. During the three months ended March 31, 2015, interest expense, including the amortization of debt issuance costs, was $2.1 million compared to $1.9 million for the three months ended March 31, 2014. This increase was due to the recognition of interest expense and the amortization of deferred issuance costs associated with the establishment of our Credit Facility in March 2015.

Income Tax. During the three months ended March 31, 2015, income tax expense was $4.6 million on a pre-tax loss of $5.0 million as a result of significant permanent differences between our pre-tax GAAP income and taxable income, primarily related to the amortization of certain assets for GAAP purposes that are not deductible for income tax purposes. During the three months ended March 31, 2014, we recorded an income tax benefit of $2.6 million on a pre-tax loss of $22.1 million, or an effective rate of 12.0%. The effective rate for this benefit was lower than our statutory rate primarily as a result of permanent differences between our pre-tax GAAP income and taxable income.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities, including those classified as restricted on our condensed consolidated balance sheet included in this Form 10-Q, increased by $69.7 million to $195.9 million at March 31, 2015 from $126.2 million at December 31, 2014, primarily due to our borrowing of $40.0 million under our new credit facility and net cash provided by our operating activities of $33.4 million, partially offset by capital expenditures of $3.0 million.

Of our total cash, cash equivalents and marketable securities, $33.7 million and $33.6 million were held outside of the United States in various foreign subsidiaries as of March 31, 2015 and December 31, 2014, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them, including for purposes of repaying the Company’s Notes as discussed below. We had no exposure to European sovereign debt as of March 31, 2015 and December 31, 2014.

The following table sets forth our summary cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$33,402	$7,562
Net cash used in investing activities	(47,070)	(6,448)
Net cash provided by financing activities	39,414	1,084

Cash Flows from Operating Activities

Net cash provided by operating activities was $33.4 million during the three months ended March 31, 2015 and $7.6 million during the three months ended March 31, 2014. This increase in cash flow generated from operations was primarily driven by positive net working capital changes of $15.8 million and a lower net loss of $9.6 million for the three months ended March 31, 2015 compared to a net loss of $19.5 million for the three months ended March 31, 2014. The positive changes in working capital were primarily due to the timing of cash receipts from accounts receivables payments and an increase in deferred revenues during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 resulting from a higher volume of technical support, warranty and software maintenance contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $47.1 million during the three months ended March 31, 2015 compared to $6.4 million during the three months ended March 31, 2014. The increase in net cash used in investing activities was primarily due to an increase in net purchases of available for sale securities of $30.2 million as compared to the prior year, an increase in restricted cash of $10.0 million, and an increase in capital expenditures, which totaled $3.0 million during the three months ended March 31, 2015 as compared to $1.7 million during the three months ended March 31, 2014.

Cash Flows from Financing Activities

Net cash provided by financing activities was $39.4 million during the three months ended March 31, 2015 compared to $1.1 million during the three months ended March 31, 2014. This increase in cash provided by financing activities was primarily due to the borrowing under our Term Loan, net of deferred issuance costs, of $38.8 million during the three months ended March 31, 2015.

Historically, cash inflows from financing activities have been principally related to proceeds from the exercise of stock options and employee stock purchase plan options. On December 7, 2010, we raised $194 million in net proceeds from the issuance of our Notes, which mature on December 15, 2015. On March 2, 2015, we entered into the Credit Agreement described above under "Business Overview". As required by the Credit Agreement, we have deposited the funds advanced under the Term Loan, together with additional cash, cash equivalents and marketable securities in the aggregate amount of $50 million, in collateral accounts (the “Collateral Accounts”). Subsequent to March 31, 2015, we deposited additional cash, cash equivalents and marketable securities in the Collateral Accounts, as required under the Credit Agreement, in the aggregate amount of $25 million. We may only withdraw amounts deposited in the Collateral Accounts for the repurchase or repayment of our outstanding $200 million in aggregate principal amount of Notes. We may use the proceeds of the Revolving Credit Facility for (i) working capital, capital expenditures, and general corporate purposes, (ii) share repurchases, (iii) the partial refinancing of our Notes, and/or (iv) acquisitions, in each case as permitted by applicable law and the Credit Agreement. The restrictions on acquisitions as set forth in the Credit Agreement include a restriction that precludes us from funding an acquisition in whole or in part with cash unless we will have, after giving effect to the transaction, cash, cash equivalents and marketable securities in an amount not less than $75 million in excess of the amount then required to be on deposit in the Collateral Accounts.

Going forward, we expect our cash flows from financing activities to fluctuate based on (i) the number of exercises of share-based awards, which is partially dependent on the performance of our stock price and (ii) the utilization of our revolving credit facility under the Credit Agreement. If deemed appropriate, and approved by our Board of Directors, we may from time to time: raise capital through additional debt or equity financings; refinance our existing debt; initiate stock buyback programs; and/or repurchase our outstanding Notes.

We believe that our existing balances of cash, cash equivalents, marketable securities, cash flows expected to be generated from our operations, and borrowings advanced and expected to be available under the Credit Agreement, will provide sufficient liquidity to fund our operations and capital requirements for the next 12 months, and to also repay in full our indebtedness under our Notes when they mature in December 2015. We also believe that during the next 12 months such resources would be sufficient to satisfy our obligations in the event of any acceleration of our repayment obligations, or requirement that we pay additional interest, under the Notes, or any requirement that we offer to repurchase the Notes.

We may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various limitations, including the conditions in U.S. capital markets. We are not currently able to sell our securities using short-form registration statement on Form S-3 under the Securities Act of 1933, as amended, due to our late filing with the SEC of certain of our periodic reports for prior periods, including most recently our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We expect to be eligible to use short-form registration on April 1, 2016. If we want to access the capital markets during the period of time that we are unable to use Form S-3, we may experience delays due to having to wait for a regulatory review of a Form S-1 registration statement. Any such delay may result in offering terms that may not be advantageous to us, may not allow us to obtain capital in a timely fashion, and would increase our transaction costs.

Our Notes were issued under an Indenture that includes various default provisions, which, under certain circumstances, could result in the acceleration of our repayment obligations under the Notes and/or an increase for up to 180 days in the overall interest rate charged on the Notes. Under the Indenture, if we do not cure a default within 60 days after our receipt from the trustee of a notice and unless we obtain a waiver from the holders of more than 50% in aggregate principal amount of the Notes, an “event of default” would occur under the Indenture. Upon an event of default relating to any future failure by us to timely file our periodic reports with the trustee under the Indenture and with the SEC, we could, and would intend to, elect that for the first 180 days thereafter (or such lesser amount of time during which the event of default continues), the sole remedy would be the payment to the holders of the Notes of additional interest at an annual rate equal to 0.50%. If upon any such default we elect to pay additional interest and the event of default is not cured within 180 days, or if we do not make such an election when an event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the principal amount of the Notes to be due and payable immediately. We defaulted in our obligations under the Indenture as a result of our late filings with the trustee and the SEC of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2013, March 31, 2014, and June 30, 2014, and of our Annual Report on Form 10-K for the year ended December 31, 2013. All such defaults were cured on or before September 15, 2014. As a result of the one default that became an event of default following the expiration of the 60-day cure period, we elected to pay additional interest for the one-day period before the event of default was cured.

Safe Harbor Under the Private Securities Litigation Reform Act of 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may be deemed to be forward-looking statements within the meaning of the Exchange Act, and are subject to the safe harbor created by that Section. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: risks relating to recent and future changes in management; changes in the global economy and in market conditions; competition; consistency of orders from significant customers; the risk that that anticipated benefits and synergies of our 2012 acquisitions of Anue and BreakingPoint and our 2013 acquisition of Net Optics, will not be realized; our success in leveraging our intellectual property portfolio, expertise, and market opportunities; our expectations regarding the transition into Software Defined Networks (SDN), Network Functions Virtualization (NFV), and virtualized networks; our success in developing, producing and introducing new products and to keep pace with the rapid technological changes that characterize our market; our success in developing new sales channels and customers; market acceptance of our products; war, terrorism, political unrest, natural disasters and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products; material weaknesses in our internal controls; the 2013 and 2014 restatements of certain of our prior period financial statements and any future restatement of our prior period financial statements; our ability to timely file our periodic reports with the SEC; the securities class action and shareholder derivative action currently pending against us and certain of our current and former officers and directors; the pending SEC investigation; and any future default under the Credit Agreement or under the Indenture governing our Notes. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our 2014 Form 10-K, in Part I, Item 1A, “Risk Factors,” and in our other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2014 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2015), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures, as of March 31, 2015, were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of March 31, 2015 and the material weaknesses in our internal control over financial reporting that are identified in Part II, Item 9A of our 2014 Form 10-K, and that are discussed below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Form 10-Q and (ii) the condensed consolidated financial statements, and other financial information, included in this Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in our 2014 Form 10-K, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 because of certain material weaknesses in our internal control over financial reporting as of December 31, 2014. As of March 31, 2015, material weaknesses still exist in our internal controls as follows:

•
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

•
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

•
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

The control deficiencies described above could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

Remediation Efforts to Address Material Weaknesses

As reported in our 2014 Form 10-K, our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. If not remediated, the material weaknesses in our internal controls could result in material misstatements in our financial statements. Our Board of Directors and management take internal controls over, and the integrity of, the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining strong and effective internal controls over financial reporting and a strong internal control environment. The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing to address our material weaknesses:

Control Environment and Monitoring

•
We have developed and are in the process of implementing a global training program, with the participation of our CEO and CFO, regarding the importance of financial reporting integrity and the Company’s Code of Conduct and Ethics Policy. The training program is mandatory for all employees. We plan to complete this training program during the second quarter of 2015.

•
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

•
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

•
We are in the process of defining within our enterprise resource planning (ERP) system the roles and responsibilities for key accounting and operations personnel. This will allow us to better incorporate segregation of duties considerations and ensure that conflicts of interest are avoided or minimized when we are processing transactions within our ERP system.

•	In the second quarter of 2015, we will conduct a formal fraud risk assessment as part of our overall risk assessment process to ensure fraud risks are considered and adequately mitigated.

Revenue Recognition

•
We have developed and are in the process of implementing a global training program, with the participation of our CEO and CFO (and to be reinforced by senior accounting personnel with the appropriate level of expertise), for executives and for finance, accounting, operations, sales, and other personnel involved in the sales process to enhance awareness and understanding of the Company’s revenue recognition policies and procedures. We plan to complete the implementation of this training program during the third quarter of 2015.

•
The Company will continue to enhance the deal desk function that it established in December 2013 to detect and then direct non-standard sales transactions, proposed or executed, to a central location where revenue recognition personnel will assess them and then account for the related revenues accordingly. Specifically, we plan to further refine and formally document deal desk procedures in the second and third quarters of 2015 to improve deal desk communication with sales, technical support, order management, legal, and operations personnel regarding sales transactions, proposed or executed, to proactively identify non-standard sales transactions.

•
We have enhanced and will continue to enhance the documentation, oversight and monitoring of accounting policies and procedures relating to revenue recognition, including those around cutoff, allocation of arrangement consideration, VSOE, and BESP. We have implemented a deal review checklist and extensive review process for all sales arrangements that helps to ensure that all deliverables within a multiple-element sales arrangement have been properly identified and accounted for. We have also implemented a process to review and assess sales arrangements that are documented in foreign languages.

•
We will conduct revenue recognition training on an annual basis and also periodically for new hires in the finance, accounting and legal departments as well as for other new hires who will be required to sign quarterly representation letters. We also plan on broadening our revenue recognition training to additional personnel involved in the sales process as noted above.

•	We are in the process of enhancing our general information technology controls over our data warehouse and licensing systems.
Manual Journal Entries

•
We will provide additional training to personnel recording and reviewing manual journal entries to ensure consistent compliance with our policies and controls over manual journal entries. Internal Audit will conduct testing of manual journal entries to assess the remediation efforts.

The Audit Committee has directed management to develop a detailed plan and timetable for the completion of the remedial measures outlined above (other than measures that we indicate have already been completed) and will continue to monitor such implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to our policies and procedures in order to improve the overall effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, the only changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting were the development of a revised whistleblower program, which was communicated to all employees, and includes enhanced visibility of the Company’s whistleblower hotline and an enhanced written policy.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, “Commitments and Contingencies,” included in this Form 10-Q, and should be considered an integral part of this Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our 2014 Form 10-K and in certain of our other filings with the SEC. There have been no material changes to our risk factors previously disclosed in the 2014 Form 10-K.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the SEC under the Exchange Act. Our directors, officers and employees may from time to time establish such stock trading plans. We do not undertake any obligation to disclose, or to update or revise any disclosure regarding, any such plans and specifically do not undertake to disclose the adoption, amendment, termination, or expiration of any such plans.

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

IXIA

Date:	May 7, 2015	By:	/s/ Bethany Mayer
Bethany Mayer President and Chief Executive Officer

Date:	May 7, 2015	By:	/s/ Brent Novak
Brent Novak Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by reference from a previous filing, filed herewith or furnished, as indicated below

10.1
Amended and Restated Credit Agreement dated as of March 2, 2015, by and among Ixia, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC, and VeriWave, Inc., as the Guarantors, Silicon Valley Bank, as Administrative Agent, Swingline Lender, and Letter of Credit Issuer, and the Other Lenders Parties Thereto
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on March 6, 2015.

10.2
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

10.3
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

10.4	Employment Separation Agreement effective as of February 26, 2015 between the Company and Alan Grahame	Filed herewith

31.1	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1
Certifications of  Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*
The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, (ii) unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, (iii) unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014, (iv) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, and (v) notes to unaudited condensed consolidated financial statements.