Form 10-Q
period 2015-06-30
IXIA
filed 2015-08-07
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	79,728,516
(Class of Common Stock)	(Outstanding at August 3, 2015)

IXIA

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$77,375	$46,394
Restricted cash	10,000	—
Marketable securities	26,150	79,760
Marketable securities, restricted	105,000	—
Accounts receivable, net of allowances of $690 and $1,011, as of June 30, 2015 and December 31, 2014, respectively	97,541	99,528
Inventories	37,328	44,826
Prepaid expenses and other current assets	43,768	47,077
Total current assets	397,162	317,585
Property and equipment, net	37,482	37,648
Intangible assets, net	123,677	145,108
Goodwill	338,873	338,873
Other assets	28,795	30,697
Total assets	$925,989	$869,911
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,045	$16,902
Accrued expenses and other	48,749	45,271
Deferred revenues	103,086	100,170
Convertible senior notes	200,000	200,000
Term loan	2,500	—
Total current liabilities	367,380	362,343
Deferred revenues	19,822	18,046
Other liabilities	8,677	8,431
Term loan	37,000	—
Total liabilities	432,879	388,820
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at June 30, 2015 and December 31, 2014; 79,723 and 78,575 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	193,819	187,397
Additional paid-in capital	216,272	206,913
Retained earnings	83,766	87,574
Accumulated other comprehensive loss	(747)	(793)
Total shareholders’ equity	493,110	481,091
Total liabilities and shareholders’ equity	$925,989	$869,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Products	$92,806	$76,393	$178,710	$157,558
Services	38,804	33,129	73,862	65,697
Total revenues	131,610	109,522	252,572	223,255
Costs and operating expenses: (1)
Cost of revenues – products (2)	24,185	23,591	48,236	49,002
Cost of revenues – services	4,364	4,172	8,880	8,120
Research and development	27,759	30,032	55,385	60,067
Sales and marketing	38,439	39,874	75,960	78,713
General and administrative	17,417	16,690	35,788	34,572
Amortization of intangible assets	10,889	12,447	21,812	25,082
Acquisition and other related costs	101	866	683	2,798
Restructuring	(351)	481	(561)	4,045
Total costs and operating expenses	122,803	128,153	246,183	262,399
Income (loss) from operations	8,807	(18,631)	6,389	(39,144)
Interest income and other, net	202	292	(279)	629
Interest expense	(2,435)	(1,943)	(4,582)	(3,886)
Income (loss) before income taxes	6,574	(20,282)	1,528	(42,401)
Income tax expense (benefit)	771	(5,205)	5,336	(7,852)
Net income (loss)	$5,803	$(15,077)	$(3,808)	$(34,549)
Earnings (loss) per share:
Basic	$0.07	$(0.19)	$(0.05)	$(0.45)
Diluted	$0.07	$(0.19)	$(0.05)	$(0.45)
Weighted average number of common and common equivalent shares outstanding:
Basic	79,396	77,479	79,053	77,511
Diluted	81,030	77,479	79,053	77,511

(1) Stock-based compensation included in:
Cost of revenues - products	$76	$88	$171	$136
Cost of revenues - services	29	33	65	51
Research and development	1,578	1,424	3,671	3,303
Sales and marketing	1,202	1,493	2,251	3,421
General and administrative	1,858	48	3,732	993

(2)
Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of $6.4 million and $12.9 million for the three and six months ended June 30, 2015, respectively, and $7.9 million and $16.1 million for the three and six months ended June 30, 2014 , respectively, which are included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$5,803	$(15,077)	$(3,808)	$(34,549)
Unrealized (loss) gain on investments, net of tax	(64)	5	11	39
Foreign currency translation adjustment	40	61	35	196
Other comprehensive (loss) income	(24)	66	46	235
Comprehensive income (loss)	$5,779	$(15,011)	$(3,762)	$(34,314)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,808)	$(34,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,368	7,946
Amortization of intangible assets	21,812	25,082
Realized gain on available-for-sale securities	(40)	(59)
Stock-based compensation	9,890	7,904
Deferred income taxes	(1,006)	(1,212)
Amortization of deferred issuance costs	732	600
Amortization of investment premiums	27	33
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,987	11,774
Inventories	3,698	(4,179)
Prepaid expenses and other current assets	3,273	(10,932)
Other assets	2,712	3,713
Accounts payable	(3,634)	(335)
Accrued expenses and other	3,517	(10,103)
Deferred revenues	4,692	14,017
Other liabilities	454	1,167
Net cash provided by operating activities	52,674	10,867
Cash flows from investing activities:
Purchases of property and equipment	(4,629)	(3,443)
Purchases of marketable securities	(142,537)	(51,176)
Proceeds from marketable securities	91,169	44,815
Increase in restricted cash	(10,000)	—
Purchases of other intangible assets	(381)	(369)
Payments in connection with acquisitions, net of cash acquired	—	(895)
Net cash used in investing activities	(66,378)	(11,068)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,422	5,321
Proceeds from borrowings under term loan	40,000	—
Repayments of borrowings under term loan	(500)	—
Debt issuance costs	(1,237)	—
Cash paid for shares withheld for taxes	—	(279)
Net cash provided by financing activities	44,685	5,042
Net increase in cash and cash equivalents	30,981	4,841
Cash and cash equivalents at beginning of period	46,394	34,189
Cash and cash equivalents at end of period	$77,375	$39,030

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$826	$995
Transfers of inventory to property and equipment	$3,800	$5,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Business

Ixia ("Ixia" or the "Company") was incorporated on May 27, 1997 as a California corporation. Ixia provides application performance and security resilience solutions so that organizations can validate, secure and optimize their physical and virtual networks. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on Ixia’s solutions to deploy new technologies and achieve efficient, secure ongoing operation of their networks. Ixia's product solutions consist of its hardware platforms, such as its chassis, interface cards and appliances, software application tools, and services, including its warranty and maintenance offerings, and professional services. The Company operated within one business segment during the periods presented in the accompanying condensed consolidated financial statements.

2.    Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2015 and 2014 presented are not necessarily indicative of results to be expected for the full year ending December 31, 2015 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K"), but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2014 Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the audited consolidated financial statements included in its 2014 Form 10-K; however, in this Form 10-Q the Company has included below a new disclosure relating to the classification of cash and investments as restricted as a result of restrictions on their use under the terms of the Company’s amended and restated credit agreement entered into in March 2015, as follows:

Restricted cash and cash equivalents and restricted marketable securities represent amounts restricted under the terms of the Company's amended and restated credit agreement for use only in the repayment of the Company's unsecured convertible senior notes due December 15, 2015. See Note 4 for additional information regarding the Company's credit agreement.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which provides new guidance regarding the measurement of inventory. The new guidance requires most inventory to be measured at the lower of cost and net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out (LIFO) or the retail inventory method. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which provides new guidance regarding the presentation of debt issuance costs. The new guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early application is permitted. The Company is in the process of evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance about management's responsibility to evaluate whether or not there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosure. The standard will be effective for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The Company is in the process of evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which provides new guidance regarding share-based compensation. The new guidance clarifies that share-based compensation performance targets that could be achieved after the requisite service period should be treated as performance conditions that affect vesting, rather than a condition that affects the grant-date fair value of the award. The standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

During May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In July 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

3.    Restructuring Costs

During the three and six months ended June 30, 2015, the Company recorded net restructuring credits of $0.4 million and $0.6 million, respectively. During the three and six months ended June 30, 2014, the Company recorded restructuring charges of $0.5 million and $4.0 million, respectively. The Company’s restructuring charges include severance and other employee termination costs, lease termination costs, and other restructuring related costs, which are reported in the Restructuring line item on its condensed consolidated statements of operations.

In the three months ended June 30, 2015, the Company negotiated a lease buyout which resulted in the Company recording a recovery in the amount of $0.4 million relating to lease costs previously charged to the Restructuring line item. In the six months ended June 30, 2015, the Company also recorded a recovery of $0.4 million in the Restructuring line item relating to the receipt of proceeds from an insurance settlement related to costs previously charged to the Restructuring line item. These recoveries are included within the Restructuring line item balances for the three and six months ended June 30, 2015. The timing of cash payments associated with restructuring charges depends upon the type of restructuring charge and can extend over multiple periods.

During the first quarter of 2014, the Company's management approved, committed to and initiated a plan to restructure the Company's operations following its December 5, 2013 acquisition of Net Optics, Inc. (the “Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting the Company's research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force at that time. The Company has recognized cumulative restructuring charges of $3.5 million, of which $2.0 million related to employee termination benefits consisting of severance and other related employee costs, $1.1 million related to costs required to terminate its subsidiary's lease in Israel, and approximately $323,000 for other restructuring related costs. The Net Optics Restructuring was substantially completed during the second quarter of 2014, and no further charges are expected.

During the third quarter of 2014, the Company's management approved, committed to and implemented a company-wide initiative (the “2014 Corporate Restructuring”) to restructure the Company's operations to better align its operating costs with its business opportunities. The restructuring includes a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of our then worldwide work force. During 2014, the Company's recognized cumulative restructuring charges of $6.1 million, of which $4.1 million related to one-time expenses for employee termination benefits, approximately $1.8 million for facility related charges in India and Romania, and approximately $137,000 for other restructuring related costs. The 2014 Corporate Restructuring was substantially completed during the fourth quarter of 2014, and no significant further charges are expected.

Activities related to our restructuring plans are as follows (in thousands):

	2014 Corporate Restructuring	Net Optics Restructuring	Other	Total
Accrual at December 31, 2014	1,940	337	246	2,523
Charges, net of recoveries	(220)	(341)	—	(561)
Payments	(651)	4	(140)	(787)
Non-cash items	—	—	(106)	(106)
Accrual at June 30, 2015	$1,069	$—	$—	$1,069

At June 30, 2015, the remaining accrual related to the Company's restructuring activities totaled $1.1 million and was included in Accrued expenses and other on its condensed consolidated balance sheets. The remaining accrual primarily relates to lease termination costs, which are anticipated to be fully paid by the third quarter of 2020.

4.    Debt

Unsecured Convertible Senior Notes

On December 7, 2010, the Company issued $200 million in aggregate principal amount of 3.00% Convertible Senior Notes due December 15, 2015 unless earlier repurchased or converted (the “Notes”). The unsecured Notes were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes are governed by the terms of an indenture dated December 7, 2010 (the “Indenture”), which was filed with the SEC on December 8, 2010.

In July 2015, the Company repurchased $65 million in aggregate principal amount of the Notes in a privately negotiated transaction for an aggregate cash purchase price of $65.2 million plus accrued interest up to the date of repurchase in the aggregate amount of approximately $119,000. As a result of the repurchase, the aggregate principal amount of the Notes that remain outstanding is $135 million. The Company paid the purchase price for the repurchased Notes with funds withdrawn from the restricted amounts, which are identified on the Balance Sheet as Restricted cash and Marketable securities, restricted, established by the Company pursuant to the amended and restated credit agreement dated as of March 2, 2015 (as such agreement is described below in this Note 4 under “Senior Secured Credit Agreement - 2015 Credit Agreement”).

The Notes bear interest at a rate of 3.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, which payments began on June 15, 2011. The Company may in certain instances be required to pay additional interest in connection with any events of default relating to its failure to comply with its reporting obligations to the trustee under the Indenture and to the SEC. After any such default under the Indenture, if the trustee or the holders of at least 25% in aggregate principal amount of the Notes give the Company notice of, and direct the Company to cure, the default and the default is not cured within 60 days thereafter, then unless a waiver is obtained from the holders of more than 50% in aggregate principal amount of the Notes, an event of default will occur under the Indenture. Upon any such event of default, the Company may elect that for the first 180 days (or such lesser amount of time during which the event of default continues), the sole remedy be the payment of additional interest at an annual rate equal to 0.50%. In the event that such additional interest becomes payable because of the Company's failure to timely file certain reports with the SEC and the trustee, the filing of such reports will cure the event of default and the interest rate will be reduced (so long as no other events of default then exist). If the Company elects to pay such additional interest and the event of default is not cured within the 180-day period, or if the Company does not make such an election to pay additional interest when the event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the Notes to be due and payable immediately.

Amortization recorded to interest expense pertaining to deferred issuance costs was $300,000 for each of the three month periods ended June 30, 2015 and June 30, 2014 and $600,000 for each of the six month periods ended June 30, 2015 and June 30, 2014.

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

The Company may not redeem the Notes prior to the maturity date. If a fundamental change (such as a change in control event or if the Company's Common Stock ceases to be listed or quoted on any of the New York Stock Exchange, the Nasdaq Global Select Market or the Nasdaq Global Market or any of their respective successors) occurs prior to the maturity date, holders may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture provides for customary events of default (subject in certain cases to grace and cure periods) including, without limitation, (i) the failure to pay amounts due under the Notes, (ii) the failure to deliver the shares of our Common Stock due upon conversion of any Note, (iii) our failure to comply with other agreements contained in the Indenture or in the Notes, including the Company's agreement to timely file certain reports with the trustee, (iv) payment defaults on, or acceleration of, other indebtedness, (v) the failure to pay certain judgments, and (vi) certain events of bankruptcy, insolvency or reorganization with respect to the Company. An event of default under the Indenture (other than an event of default related to certain events of bankruptcy, insolvency or reorganization) will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes to cause the acceleration of the Notes. An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company will automatically cause the acceleration of the Notes.

As of June 30, 2015, the estimated fair value of the Notes then outstanding was approximately $200 million. The fair value of the Notes was estimated using market prices of the Notes, which are based on Level 2 inputs.

Senior Secured Credit Agreement

2015 Credit Agreement

On March 2, 2015 (the “Closing Date”), the Company entered into an amended and restated credit agreement (the “Credit Agreement”) by and among the Company, as borrower, certain of the Company’s wholly owned direct and indirect subsidiaries, as guarantors, Silicon Valley Bank, as administrative agent, swingline lender and letter of credit issuer, and the other lenders parties thereto (Silicon Valley Bank and the other lenders hereinafter collectively referred to as the “Lenders”). The Credit Agreement amended and restated our prior credit agreement dated as of December 21, 2012, as amended (the “Prior Credit Agreement”), by and among Ixia, the guarantors, Silicon Valley Bank, as administrative agent, swingline lender, and letter of credit issuer (as successor to Bank of America, N.A. in such capacities), and the other lenders parties thereto.

The Credit Agreement provides for a (i) term loan (the “Term Loan”) in the aggregate principal amount of $40 million, which amount was advanced to the Company on March 3, 2015, and (ii) revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $60 million, with sub-limits of $25 million for the issuance of standby letters of credit and $15 million for swingline loans. The aggregate amount available under the Credit Facility may, upon our request and subject to the receipt of increased commitments from the Lenders or additional lenders, be increased by an aggregate amount of up to $80 million. The Company is permitted to voluntarily prepay outstanding loans under the Credit Facility at any time without premium or penalty. Prior to the maturity of the Credit Facility, the Company may re-borrow amounts under the Revolving Credit Facility, but the Company may not re-borrow amounts that are repaid or prepaid under the Term Loan.

The maturity date of the Credit Facility is February 15, 2018; provided, however, that if, at any time before the maturity date for the Notes (i.e., December 15, 2015), the Company does not have total available liquidity (defined as cash, cash equivalents and marketable securities plus availability under the Revolving Credit Facility) of $25 million in excess of the amount then required to repay its Notes in full, all amounts outstanding under the Credit Facility will become due and payable and the Revolving Credit Facility will terminate, on September 14, 2015 (or if such date has passed, within 2 business days after the date the Company fails to have the required total available liquidity). If, prior to September 14, 2015 the Company does not have the required total available liquidity, but thereafter (and prior to September 14, 2015) achieves and maintains such liquidity level, the accelerated maturity date of September 14, 2015 shall not apply.

Debt issuance costs were approximately $1.2 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the three year term of the Credit Facility. During the three and six months ended June 30, 2015, amortization recorded to interest expense pertaining to deferred issuance costs were approximately $97,000 and $132,000, respectively. There was no amortization recorded to interest expense pertaining to deferred issuance costs for the Term Loan for the three and the six months ended June 30, 2014.

As required by the terms of the Credit Agreement, we maintain funds advanced under the Term Loan of $40 million, together with additional cash, cash equivalents and marketable securities in the aggregate amount of $75 million, as restricted assets to be utilized for the repayment or repurchase of the Notes (the “Restricted Amounts”). The $115 million required to be maintained as the Restricted Amounts as of June 30, 2015 consists of $10 million in cash and cash equivalents, which is included in the Restricted cash line item on our condensed consolidated balance sheet~~,~~ and $105 million in marketable securities, which is included in the Marketable securities, restricted line item on our condensed consolidated balance sheet at June 30, 2015.

The Company may only utilize amounts maintained as Restricted Amounts for the repurchase or repayment of the Notes. As described above in this Note 4 under “Unsecured Convertible Senior Notes,” in July 2015, the Company used a portion the Restricted Amounts to fund the purchase price for, and the payment of interest on, Notes in the aggregate principal amount of $65 million that the Company repurchased in a privately negotiated transaction.

The Company may use the proceeds of the Revolving Credit Facility for (i) working capital, capital expenditures and general corporate purposes, (ii) share repurchases, (iii) the partial refinancing of the Notes, and/or (iv) acquisitions, in each case as permitted by applicable law and the Credit Agreement. The restrictions on acquisitions as set forth in the Credit Agreement include a restriction that precludes the Company from funding an acquisition in whole or in part with cash unless the Company will have, after giving effect to the transaction, cash, cash equivalents and marketable securities in an amount not less than $75 million in excess of the amount then required to be maintained as Restricted Amounts.

The Company plans to satisfy its repayment obligations under the Notes, and to pay the purchase price for any earlier additional Note repurchases (whether mandatory or negotiated by the Company) using some combination of (i) cash, cash equivalents and marketable securities, including those maintained as Restricted Amounts, (ii) borrowings under the Revolving Credit Facility, and/or (iii) future cash flows from operations.

The Term Loan requires quarterly repayments of principal on the last day of the eleven fiscal quarters following the Closing Date, commencing with the fiscal quarter ended June 30, 2015. The first four payments are in the amount of $500,000 each, the following four payments will be in the amount of $1.0 million each, and the next three payments will be in the amount of $1.5 million each. The remaining principal balance of the Term Loan will be due and payable on the maturity date of the Credit Facility. The first of the four payments of $500,000 was made on June 30, 2015.

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

Interest rates for the Term Loan and for the first year of the Revolving Credit Facility are established, at the Company’s option, at a rate per annum of (i) 4.25% above the Eurodollar rate or (ii) 3.25% above a defined base rate. After the first anniversary of the Closing Date, interest rates for the Revolving Credit Facility are established, at the Company’s option, based on the Eurodollar rate or the defined base rate. Such interest rates range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on the Company’s leverage ratio. We are also required to pay a quarterly commitment fee, ranging from 0.30% to 0.50% per annum, on the undrawn portion of the Revolving Credit Facility. Letter of credit fees accrue based on the daily amount available to be drawn under outstanding letters of credit and range from 2.0% to 3.0%, depending on our leverage ratio. Swingline loans bear interest at the defined base rate plus the applicable margin for loans under the Revolving Credit Facility based on the defined base rate. If we default under the Credit Facility, the Lenders may increase the interest rate(s) to 2.0% more than the rate(s) otherwise applicable. The weighted average interest rate applicable to the Term Loan for both the three and six months ended June 30, 2015 was 4.43% which was based on the one month Eurodollar rate plus 4.25%.

The Credit Agreement requires the Company to comply with certain covenants, including maintaining (i) a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00, measured quarterly on a trailing 12 months basis, (ii) a consolidated senior leverage ratio (as defined in the Credit Agreement) of not greater than 2.50 to 1.00 through December 31, 2015 and 2.25 to 1.00 thereafter, measured quarterly on a trailing 12 months basis, and (iii) a consolidated total leverage ratio (as defined in the Credit Agreement) of not greater than 3.00 to 1.00, measured quarterly on a trailing 12 months basis. The consolidated funded indebtedness (as defined in the Credit Agreement) used in the calculation of the consolidated leverage ratio is reduced by Restricted Amounts (except in connection with the calculation of the applicable margin for loans).

The Credit Agreement also contains reporting covenants typical for transactions comparable to the Credit Facility provided for therein, including covenants to furnish the lenders with financial statements, business plans, annual budgets, and other financial and business information and with notice of certain material events and information regarding collateral. The Credit Agreement also contains customary affirmative covenants, including covenants relating to the payment of obligations, preservation of the existence of and registrations for patents, trademarks, trade names, and copyrights, maintenance of properties and insurance, compliance with laws and material contractual obligations, books and records, inspection rights, use of proceeds, addition of subsidiary guarantors, and security for the Credit Facility. The Credit Agreement contains customary negative covenants, including restrictions relating to liens and additional indebtedness, investments, mergers, liquidations and other fundamental changes, the sale and other disposition of properties and assets, restricted payments, changes in lines of business, transactions with affiliates, entering into certain burdensome agreements, and use of proceeds.

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

5.    Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of June 30, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$71,115	$44	$(3)	$71,156
Corporate debt securities	60,029	38	(73)	59,994
Total	$131,144	$82	$(76)	$131,150

Investments in marketable securities as of December 31, 2014 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$42,289	$9	$(17)	$42,281
Corporate debt securities	37,476	41	(38)	37,479
Total	$79,765	$50	$(55)	$79,760

As of June 30, 2015, $105 million of our marketable securities were restricted under the terms of the Credit Agreement for use only in the repayment of or satisfaction of other obligations relating to the Notes due December 15, 2015 and are classified as Marketable securities, restricted on the Company's condensed consolidated balance sheet as of June 30, 2015. See Note 4 for additional information regarding the restrictions under our Credit Agreement relating to these marketable securities.

As of June 30, 2015 and December 31, 2014, the Company's available-for-sale securities had a weighted remaining contractual maturity of 1.38 and 1.69 years, respectively. For the three and six months ended June 30, 2015 and 2014, gross realized gains and losses were not significant. See Note 7 for information on the unrealized holding gains (losses) on available-for-sale securities reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations.

The amortized cost and fair value of our marketable securities at June 30, 2015, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$59,325	$59,344
Due within 1-2 years	47,408	47,440
Due within 2-5 years	24,411	24,366
Total	$131,144	$131,150

Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$4,781	$5,502
Work in process	10,891	18,047
Finished goods	21,656	21,277
	$37,328	$44,826

Accrued expenses and other

As of June 30, 2015 and December 31, 2014, accrued compensation and related expenses totaled $9.7 million and $9.9 million, respectively, accrued bonus expenses totaled $9.9 million and $3.9 million, respectively, and accrued vacation totaled $8.8 million and $7.5 million, respectively.

6.    Goodwill and Other Intangible Assets

There was no activity related to goodwill for the three and six months ended June 30, 2015. We have not had any historical goodwill impairment charges.

The following table presents the Company's purchased intangible assets (in thousands) as of June 30, 2015:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Other intangible assets:
Technology	5.5	$185,665	$(118,231)	$67,434
Customer relationships	6.0	71,700	(46,914)	24,786
Service agreements	6.4	30,100	(10,925)	19,175
Trademarks	5.1	11,300	(6,016)	5,284
Non-compete agreements	4.0	8,000	(4,641)	3,359
Other	4.3	5,264	(1,625)	3,639
		$312,029	$(188,352)	$123,677

The following table presents the Company's purchased intangible assets (in thousands) as of December 31, 2014:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Other intangible assets:
Technology	5.5	$185,665	$(106,953)	$78,712
Customer relationships	6.0	71,700	(40,938)	30,762
Service agreements	6.4	30,100	(8,577)	21,523
Trademarks	5.1	11,300	(5,033)	6,267
Non-compete agreements	4.0	8,000	(3,641)	4,359
Other	4.2	4,883	(1,398)	3,485
		$311,648	$(166,540)	$145,108

The estimated future amortization expense of purchased intangible assets as of June 30, 2015 is as follows (in thousands):

Remaining in 2015	$20,469
2016	37,883
2017	31,885
2018	20,610
2019	7,375
2020	3,834
Thereafter	1,621
$123,677

7.    Shareholders’ Equity

The following table summarizes the changes in the Company's accumulated other comprehensive loss, by component, net of income taxes (in thousands):

	Gains and Losses on Available-for- Sale Securities (a)	Foreign Currency Items	Total
Beginning balance, December 31, 2014	$(32)	$(761)	$(793)

Other comprehensive income before reclassifications	35	35	70
Amounts reclassified from accumulated other comprehensive loss (b)	(24)	—	(24)
Net current period other comprehensive income	11	35	46

Ending balance, June 30, 2015	$(21)	$(726)	$(747)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.

(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the condensed consolidated statements of operations.

8.    Earnings (loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock-based awards.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic presentation:
Numerator for basic earnings (loss) per share:
Net income (loss)	$5,803	$(15,077)	$(3,808)	$(34,549)
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	79,396	77,479	79,053	77,511
Basic earnings (loss) per share	$0.07	$(0.19)	$(0.05)	$(0.45)

Diluted presentation:
Numerator for diluted earnings (loss) per share:
Net income (loss)	$5,803	$(15,077)	$(3,808)	$(34,549)
Interest expense on convertible senior notes, net of tax	—	—	—	—
Net income (loss) used for diluted earnings (loss) per share	$5,803	$(15,077)	$(3,808)	$(34,549)
Denominator for diluted earnings (loss) per share:
Weighted average common shares outstanding	79,396	77,479	79,053	77,511
Effect of dilutive securities:
Stock options and other share-based awards	1,634	—	—	—
Convertible senior notes	—	—	—	—
Diluted weighted average common shares outstanding	81,030	77,479	79,053	77,511
Diluted earnings (loss) per share	$0.07	$(0.19)	$(0.05)	$(0.45)

The diluted earnings per share computation for the three months ended June 30, 2015 excludes (i) the weighted average number of shares underlying our Notes of 10.3 million shares as such shares are considered anti-dilutive because the related interest expense on a per common share "if converted" basis exceeds basic earnings per share and (ii) the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 3.0 million shares, which are anti-dilutive because, in general, the exercise prices of these awards (to the extent such awards have exercise prices) exceeds the average closing sales price per share of the Company's common stock during the applicable period.

The diluted loss per share computation for the six months ended June 30, 2015 excludes (i) the weighted average number of shares underlying our Notes of 10.3 million shares as such shares are considered anti-dilutive because of the net losses incurred for the period then ended, and (ii) the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 4.6 million shares, which were anti-dilutive because the Company reported a net loss for the applicable period.

The diluted loss per share computation for the three and six months ended June 30, 2014 excludes (i) the weighted average number of shares underlying our Notes of 10.3 million shares as such shares are considered anti-dilutive because of the net losses incurred for the periods then ended, and (ii) the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 4.3 million shares and 4.4 million shares, respectively, which were anti-dilutive because the Company reported a net loss for the applicable period.

9.    Concentrations

Revenue by Product Line

The Company has two product lines: Network Test Solutions and Network Visibility Solutions. The Company's Network Test Solutions products include its multi-slot test chassis and appliances, traffic generation interface cards, its suite of test applications, and the related technical support, warranty and software maintenance services, including its Application and Threat Intelligence (ATI) service. The Company's Network Visibility Solutions products include its network packet brokers, bypass switches, virtual and physical taps, and the related technical support, warranty and software maintenance services. The following table presents revenue by product line (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Network Test Solutions	$102,801	$83,674	$188,148	$173,199
Network Visibility Solutions	28,809	25,848	64,424	50,056
	$131,610	$109,522	$252,572	$223,255

Significant Customers

One customer accounted for 10.5% and 10.3% of total revenue for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, the percentage of the Company's total receivables from this same customer was 11.5%. As of December 31, 2014, no one customer accounted for more than 10% of the Company's total receivables.

No customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2014, and no customer accounted for more than 10% of total receivables as of June 30, 2014.

International Data

For the three and six months ended June 30, 2015 and 2014, the percentages of total revenues consisting of international revenues based on customer location consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
International revenues	38.4%	39.8%	38.4%	40.4%

As of June 30, 2015 and December 31, 2014, the Company's property and equipment, net were geographically located as follows (in thousands):

	June 30, 2015	December 31, 2014
United States	$23,914	$24,697
India	6,657	6,035
Romania	3,718	3,857
Other	3,193	3,059
Total	$37,482	$37,648

10.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1.	Observable inputs such as quoted prices in active markets;

Level 2.	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets carried at fair value as of June 30, 2015 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$8,775	$8,775	$—	$—
Corporate debt securities	21,696	—	21,696	—
Short-term marketable securities:
U.S. Treasury, government and agency debt securities	71,156	—	71,156	—
Corporate debt securities	59,994	—	59,994	—
Total financial assets	$161,621	$8,775	$152,846	$—

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

The Company's cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The fair values of the Company's money market funds, U.S. treasury, government and agency debt securities, and corporate debt securities are based on quoted market prices as shown in its investment brokerage/custodial statements. To the extent deemed necessary, the Company may also obtain non-binding dealer quotes to corroborate the estimated fair values reflected in its investment brokerage/custodial statements.

There were no transfers of assets between levels within the fair value hierarchy for the three and six month periods ended June 30, 2015, and there were no Level 3 assets held at June 30, 2015.

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

On April 24, 2015, the court issued an order staying the class action until July 31, 2015, pending the outcome of a voluntary, non-binding mediation scheduled for July 23, 2015 to explore a possible settlement of both the purported securities class action and the shareholder derivative action discussed below.

On July 23, 2015, the parties conducted the scheduled mediation with respect to the purported class action but did not to reach an agreement to resolve and settle the litigation. The stay in this action expired on July 31, 2015, and the Oklahoma Group has until August 20, 2015 to file a further amended complaint.

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

On October 15, 2014, the Company, on whose behalf the derivative action claims are purportedly brought, moved to dismiss the consolidated complaint on the grounds that the derivative plaintiffs did not file the claims in accordance with applicable laws governing the filing of derivative actions. The individual defendants joined in that motion and also filed motions to dismiss the claims against them for failure to state a claim. Before any ruling by the court on those motions, the plaintiffs filed an amended consolidated complaint on January 26, 2015. On March 12, 2015, the Company filed a motion to dismiss the amended consolidated complaint on the same grounds as it had set forth with respect to the first consolidated complaint, and the individual defendants joined in that motion and also filed motions to dismiss the claims against them for failure to state a claim. On April 24, 2015, before the scheduled hearing on the motion to dismiss, the Court issued an order staying the shareholder derivative action until July 31, 2015, pending the outcome of a voluntary, non-binding mediation scheduled for July 23, 2015 in connection with both the derivative action and the purported securities class action discussed above.

On July 23, 2015, the parties participated in the scheduled voluntary, non-binding mediation with respect to the derivative action and agreed in principle to resolve and settle the litigation. The settlement will not become effective until the parties agree on a formal Stipulation of Settlement and such Stipulation is approved by the Court. The settlement will require that the Company implement certain corporate governance measures and will also provide that the plaintiffs' counsel may apply to the Court for an award of attorneys’ fees and expenses in the amount of $575,000. The Company expects that any fees and expenses awarded by the Court to the plaintiffs' counsel will be paid by one of the Company’s insurance carriers. The settlement will not include any admission of wrongdoing or liability on the part of the Company or the individual defendants and will include a full release of all defendants in connection with the allegations made in the derivative action.

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

Indemnifications

In the normal course of business, the Company provides certain indemnifications, commitments and guarantees of varying scope to customers, including against claims of intellectual property infringement made by third parties arising from the use of the Company's products. The Company also has certain obligations to indemnify its officers, directors and employees for certain events or occurrences while the officers, directors or employees are or were serving at the Company's request in such capacity. The duration of these indemnifications, commitments and guarantees varies and in certain cases is indefinite. Many of these indemnifications, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. However, the Company's director and officer insurance policy may enable it to recover a portion of any future payments related to its officer, director or employee indemnifications. Historically, costs related to these indemnifications, commitments and guarantees have not been significant. With the exception of the product warranty accrual associated with the Company's initial standard warranty, no liabilities have been recorded for these indemnifications, commitments and guarantees.

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

As of June 30, 2015 and December 31, 2014, current deferred tax assets totaled $15.8 million and $15.5 million, respectively, and were included within Prepaid expenses and other current assets on the Company's condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, long-term deferred tax assets totaled $11.9 million and were included within Other assets on the Company's condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, long-term deferred tax liabilities totaling $1.2 million and $1.4 million, respectively, were included within Other liabilities on the Company's condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

Our cash, cash equivalents and marketable securities, including those classified as restricted on our condensed consolidated balance sheet, in the aggregate increased by $22.6 million to $218.5 million at June 30, 2015 from the $195.9 million reported at March 31, 2015. Total revenues increased 20.2% to $131.6 million during the three months ended June 30, 2015, compared to $109.5 million during the three months ended June 30, 2014 primarily due to higher shipments of our network test products.

While we remain confident in our competitive position and our opportunities for long-term growth in both our network test and network visibility product solutions, we believe there continues to be some near term uncertainty and weakness in certain markets, such as the capital spending plans of large service providers and network equipment manufacturers as they plan and prepare for the technological developments in networking (e.g., Virtualization, Software Defined Networks (SDN) and Network Functions Virtualization (NFV)). This uncertainty and weakness may adversely impact our sales, results of operations and financial position over the near term.

Establishment of Senior Secured Revolving Credit Facility. On March 2, 2015 (the “Closing Date”), we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with certain lenders which amended and restated our prior credit agreement dated as of December 21, 2012, as amended (the “Prior Credit Agreement”). The Credit Agreement provides for a (i) term loan (the “Term Loan”) in the aggregate principal amount of $40 million, which amount was advanced to us on March 3, 2015, and (ii) revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $60 million, with sub-limits of $25 million for the issuance of standby letters of credit and $15 million for swingline loans. The aggregate amount available under the Credit Facility may, upon our request and subject to the receipt of increased commitments from the lenders or additional lenders, be increased by an aggregate amount of up to $80 million. We are permitted to voluntarily prepay outstanding loans under the Credit Facility at any time without premium or penalty. Prior to the maturity of the Credit Facility, we may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that are repaid or prepaid under the Term Loan.

The maturity date of the Credit Facility is February 15, 2018; provided, however, that if, at any time before the maturity date for our unsecured convertible senior notes (the “Notes”) (i.e., December 15, 2015), we do not have total available liquidity (defined as cash, cash equivalents, and marketable securities plus availability under the Revolving Credit Facility) of $25 million in excess of the amount then required to repay our Notes in full, all amounts outstanding under the Credit Facility will become due and payable, and the Revolving Credit Facility will terminate, on September 14, 2015 (or if such date has passed, within 2 business days after the date we fail to have the required total available liquidity). If, prior to September 14, 2015 we do not have the required total available liquidity, but thereafter (and prior to September 14, 2015) achieve and maintain such liquidity level, the accelerated maturity date of September 14, 2015 shall not apply.

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

The Credit Agreement also contains reporting covenants typical for transactions comparable to the Credit Facility provided for therein, including covenants to furnish the lenders with financial statements, business plans, annual budgets, and other financial and business information and with notice of certain material events and information regarding collateral. The Credit Agreement also contains customary affirmative covenants, including covenants relating to the payment of obligations, preservation of the existence of and registrations for patents, trademarks, trade names, and copyrights, maintenance of properties and insurance, compliance with laws and material contractual obligations, books and records, inspection rights, use of proceeds, addition of subsidiary guarantors, and security for the Credit Facility. The Credit Agreement contains customary negative covenants, including restrictions relating to liens and additional indebtedness, investments, mergers, liquidations and other fundamental changes, the sale and other disposition of properties and assets, restricted payments, changes in lines of business, transactions with affiliates, entering into certain burdensome agreements, and use of proceeds.

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

Restructuring Activities. During the first quarter of 2014, our management approved, committed to and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (the “Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force at that time. Under the Net Optics Restructuring, we have recognized cumulative restructuring charges of approximately $3.5 million related to employee termination benefits, and other costs required to terminate a subsidiary's facility lease in Israel, all of which was included in the Restructuring expense line item in the condensed consolidated statement of operations for the six months ended June 30, 2014. In the six months ended June 30, 2015, we recorded a credit of approximately $400,000 as a result of the receipt of proceeds from an insurance settlement related to costs previously charged to the Restructuring line item. The Net Optics Restructuring was substantially completed during the second quarter of 2014. Significant future costs savings were not expected from our existing operations as the restructuring was executed in conjunction with the acquisition of Net Optics.

During the third quarter of 2014, our management approved, committed to and implemented a company-wide initiative (the “2014 Corporate Restructuring”) to restructure our operations to better align our operating costs with our business opportunities. The restructuring included a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of our worldwide work force at that time. Under the 2014 Corporate Restructuring, we have recognized cumulative restructuring charges of $6.1 million related to employee termination benefits and exiting our facilities in India and Romania, of which approximately $220,000 was included in the Restructuring line item in the condensed consolidated statement of operations for the six months ended June 30, 2015. The 2014 Corporate Restructuring was substantially completed in the fourth quarter of 2014 and is estimated to provide future cost savings of approximately $17 million on an annualized basis, with the cost savings principally driven by headcount-related costs, and to a lesser extent, facilities-related savings, which would favorably impact our future operating results and cash flows.

Revenues are principally derived from the sale and support of our network test and network visibility solutions.

Sales of our network test hardware products primarily consist of sales of traffic generation and analysis hardware platforms containing multi-slot chassis and interface cards. Our primary network test hardware platform is enabled by our operating system software that is essential to the functionality of the hardware platform. Sales of our network visibility hardware products typically include an integrated, purpose-built hardware appliance with essential, proprietary software. Our software products consist of a comprehensive suite of technology-specific applications for certain of our network test hardware platforms. Our software products are typically installed on and work with these hardware products to further enhance the core functionality of the overall network test system, although some of our software products can be operated independently from our network test platforms.

Our service revenues primarily consist of technical support, warranty and software maintenance services revenues related to our network test and network visibility hardware and software products. Most of our products include up to one year of these services with the initial product purchase, and our customers may separately purchase extended services for annual or multi-year periods. Our technical support, warranty and software maintenance services include assistance with the set-up, configuration and operation of our products, repair or replacement of defective products, bug fixes, and unspecified when and if available software upgrades. For certain network test products, our technical support and software maintenance service revenues also include our Application and Threat Intelligence (ATI) service, which provides a comprehensive suite of application protocols, software updates and technical support. The ATI service provides full access to the latest security attacks and application updates for use in real-world test and assessment scenarios. Our customers may purchase the ATI service for annual or multi-year periods. Service revenues also include training and other professional services revenues.

Sales to our largest customer, Cisco Systems, accounted for $13.8 million, or 10.5% of our total revenues, and $26.0 million, or 10.3% of our total revenues, for the three and six months ended June 30, 2015, respectively. To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers, we expect to continue to see declines as a percentage of total revenues, given that we expect to sell our products to a wider variety and increasing number of service providers, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish.

From a geographic perspective, we generated revenues from shipments to international locations of $50.6 million, or 38.4% of our total revenues, and $43.5 million, or 39.8% of our total revenues, for the three months ended June 30, 2015 and 2014, respectively, and $97.0 million, or 38.4% of our total revenues, and $90.2 million, or 40.4% of our total revenues, for the six months ended June 30, 2015 and 2014, respectively.

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on their estimated fair values for accounting purposes on the grant date. For the three months ended June 30, 2015 and 2014, stock-based compensation was $4.7 million and $3.1 million, respectively. For the six months ended June 30, 2015 and 2014, stock-based compensation was $9.9 million and $7.9 million, respectively. These increases in stock-based compensation primarily resulted from the impact of certain performance-based awards granted in February 2015 with no such comparable awards or costs in 2014. In addition, the prior year periods had lower expense due to the cancellation of unvested awards in the second quarter of 2014 related to the 2014 departure of our former chief financial officer. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2015 through 2019 related to unvested share-based awards as of June 30, 2015 was approximately $18.1 million. To the extent that we grant additional share-based awards, future expense will increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping, and some final assembly and testing at our facilities in Calabasas, California; Austin, Texas; Santa Clara, California; and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $6.4 million and $7.9 million for the three months ended June 30, 2015 and 2014, respectively, and $12.9 million and $16.1 million for the six months ended June 30, 2015 and 2014, respectively, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat as compared to our average over the past twelve months, we expect to continue to experience pricing pressure on larger transactions and from larger customers as a result of competition.

Operating Expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs, and restructuring expenses. In dollar terms, we expect total operating expenses, excluding stock-based compensation discussed above, and amortization of intangible assets, acquisition and other related costs, and restructuring costs discussed below, to remain relatively flat on a quarterly basis for the remainder of 2015 when compared to the first half of 2015.

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

Interest Expense consists of interest due to the holders of our Notes, interest due on our Term Loan, commitment fees on the unused portion of our Revolving Credit Facility, and amortization of debt issuance costs related to our Notes and Credit Facilities. See Note 4 to the condensed consolidated financial statements included in this Form 10-Q.

Income tax expense (benefit) is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, intercompany royalties and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets and changes to these valuation allowances in future periods. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

Our effective tax rate also differs from the federal statutory rate due to state taxes, significant permanent differences, federal and foreign tax rate differences, inter-company royalties and research and development tax credits. Significant permanent differences also arise due to stock-based compensation amounts that are not expected to generate a tax deduction, such as stock-based compensation relating to grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence. Objectively verifiable evidence includes our realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards during the year.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Products	70.5%	69.8%	70.8%	70.6%
Services	29.5	30.2	29.2	29.4
Total revenues	100.0	100.0	100.0	100.0
Costs and operating expenses:(1)
Cost of revenues – products (2)	18.4	21.5	19.1	21.9
Cost of revenues – services	3.3	3.8	3.5	3.6
Research and development	21.1	27.4	21.9	26.9
Sales and marketing	29.2	36.4	30.1	35.3
General and administrative	13.2	15.2	14.2	15.5
Amortization of intangible assets	8.3	11.4	8.6	11.2
Acquisition and other related costs	0.1	0.8	0.3	1.3
Restructuring	(0.3)	0.4	(0.2)	1.8
Total costs and operating expenses	93.3	116.9	97.5	117.5
Income (loss) from operations	6.7	(16.9)	2.5	(17.5)
Interest income and other, net	0.2	0.3	(0.1)	0.3
Interest expense	(1.9)	(1.8)	(1.8)	(1.7)
Income (loss) before income taxes	5.0	(18.4)	0.6	(18.9)
Income tax expense (benefit)	0.6	(4.8)	2.1	(3.5)
Net income (loss)	4.4%	(13.6)%	(1.5)%	(15.4)%

(1) Stock-based compensation included in:
Cost of revenues – products	0.1%	0.1%	0.1%	0.1%
Cost of revenues – services	—	—	—	—
Research and development	1.2	1.3	1.5	1.5
Sales and marketing	0.9	1.4	0.9	1.5
General and administrative	1.4	—	1.5	0.4
(2) Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of 4.9% and 5.1% for the three and six months ended June 30, 2015, respectively, and 7.2% for both the three and six months ended June 30, 2014, which is included in Amortization of intangible assets.

Comparison of Three Months Ended June 30, 2015 and 2014

Revenues. During the three months ended June 30, 2015, total revenues increased 20.2% to $131.6 million from the $109.5 million recorded in the three months ended June 30, 2014.

The following table presents revenue by product line (in thousands):

	Three months ended June 30,
	2015	2014
Product Revenues	$73,875	$57,972
Service Revenues	28,926	25,702
Total Network Test Solutions Revenues	102,801	83,674

Product Revenues	18,931	18,421
Service Revenues	9,878	7,427
Total Network Visibility Solutions Revenues	28,809	25,848
Total Revenues	$131,610	$109,522

During the three months ended June 30, 2015, revenues from our Network Test Solutions product line increased 22.9% to $102.8 million compared to $83.7 million recorded in the three months ended June 30, 2014. This increase in revenue for Network Test Solutions was principally driven by an increase in product revenues, which was primarily due to a higher volume of shipments of our high speed Ethernet interface cards.

During the three months ended June 30, 2015, revenues from our Network Visibility Solutions product line increased 11.5% to $28.8 million compared to $25.8 million recorded in the three months ended June 30, 2014. This increase in revenue for Network Visibility Solutions was driven primarily by an increase in revenues recognized on technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 21.7% during the three months ended June 30, 2015 compared to 25.3% in the three months ended June 30, 2014. This decrease was primarily due to the decrease in our cost of product revenues as a percentage of total revenues due, in part, to (i) the realization of higher gross margins on certain of our products in the three month period ended June 30, 2015, (ii) a decrease in fixed costs, primarily outside services costs, and (iii) incremental operating leverage associated with relatively fixed indirect costs and higher revenue.

Research and Development. During the three months ended June 30, 2015, research and development expenses decreased 7.6% to $27.8 million compared to $30.0 million in the three months ended June 30, 2014. This decrease was primarily due to decreases in salaries and facilities costs, primarily as a result of cost reductions from our 2014 restructuring activities, and decreases in consulting costs, costs to develop prototypes and supplies expense. These decreases were partially offset by an increase in expense related to bonus accruals in the current year period.

Sales and Marketing. During the three months ended June 30, 2015, sales and marketing expenses decreased 3.6% to $38.4 million compared to $39.9 million in the three months ended June 30, 2014. This decrease was primarily due to decreases in salaries and related costs and facilities costs, primarily as a result of cost reductions from our 2014 restructuring activities, decreases in travel and entertainment, bad debt and stock-based compensation. These decreases were partially offset by an increase in expense related to bonus accruals in the current year period and higher commissions.

General and Administrative. During the three months ended June 30, 2015, general and administrative expenses increased 4.4% to $17.4 million compared to $16.7 million in the three months ended June 30, 2014. This increase was primarily due to increases in stock-based compensation and expense related to bonus accruals in the current year. These increases were partially offset by lower accounting and legal fees due to a reduction in costs associated with internal investigations and the securities class action against us and certain of our current and former officers and directors as well as shareholder derivative actions.

Amortization of Intangible Assets. During the three months ended June 30, 2015, amortization of intangible assets decreased to $10.9 million compared to $12.4 million in the three months ended June 30, 2014. This decrease was primarily due to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Costs. During the three months ended June 30, 2015, acquisition and other related costs decreased 88.3% to approximately $101,000 compared to approximately $866,000 in the three months ended June 30, 2014.  Acquisition and other related costs for the three months ended June 30, 2015 and 2014 primarily related to integration activities and other related costs associated with the December 2013 acquisition of Net Optics.

Restructuring. During the three months ended June 30, 2015, restructuring costs were a net credit of approximately $351,000 primarily due to the impact of a favorable lease buyout. Restructuring costs for the three months ended June 30, 2014 of approximately $481,000 were primarily related to expenses for employee termination benefits, consisting of severance and other employee related costs, and lease termination costs associated with the Net Optics Restructuring. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net. During the three months ended June 30, 2015, Interest income and other, net was approximately $202,000 compared to approximately $292,000 for the three months ended June 30, 2014. The decrease was primarily due to foreign currency translation losses incurred during the three months ended June 30, 2015 as compared to foreign currency translation gains incurred during the three months ended June 30, 2014.

Interest Expense. During the three months ended June 30, 2015, interest expense, including the amortization of debt issuance costs, was $2.4 million compared to $1.9 million for the three months ended June 30, 2014. This increase was due to interest expense on our Term Loan, which was advanced to us in March 2015.

Income Tax Expense (Benefit). During the three months ended June 30, 2015, income tax expense was approximately $771,000 on a pre-tax income of $6.6 million, or an effective rate of 11.7%, compared to an income tax benefit of $5.2 million, or an effective rate of 25.7%, for the three months ended June 30, 2014. Our effective income tax rate differs from the statutory rate because of significant permanent differences, including intercompany royalties and stock-based compensation.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenues. During the six months ended June 30, 2015, total revenues increased 13.1% to $252.6 million from the $223.3 million recorded in the six months ended June 30, 2014.

The following table presents revenue by product line (in thousands):

	Six months ended June 30,
	2015	2014
Product Revenues	$132,442	$122,579
Service Revenues	55,706	50,620
Total Network Test Solutions Revenues	188,148	173,199

Product Revenues	46,268	34,979
Service Revenues	18,156	15,077
Total Network Visibility Solutions Revenues	64,424	50,056
Total Revenues	$252,572	$223,255

During the six months ended June 30, 2015, revenues from our Network Test Solutions product line increased 8.6% to $188.1 million compared to $173.2 million recorded in the six months ended June 30, 2014. This increase in revenue for Network Test Solutions was principally driven by a higher volume of shipments of our high speed Ethernet interface cards.

During the six months ended June 30, 2015, revenues from our Network Visibility Solutions product line increased 28.7% to $64.4 million compared to $50.1 million recorded in the six months ended June 30, 2014. This increase in revenue for Network Visibility Solutions was driven by a higher volume of shipments of both our Net Optics and Anue products.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 22.6% during the six months ended June 30, 2015 compared to 25.5% in the six months ended June 30, 2014. This decrease was primarily due to the decrease in our cost of product revenues as a percentage of total revenues due, in part, to (i) the realization of higher gross margins on certain of our products in the six month period ended June 30, 2015, (ii) the step up in basis of inventory after the Net Optics acquisition in December 2013, which led to higher product costs in the first six months of 2014 and, by comparison, a drop in product costs as a percentage of revenue in the first six months of 2015, (iii) a decrease in compensation and other fixed costs, primarily related to our 2014 restructuring activities, and (iv) incremental operating leverage associated with relatively fixed indirect costs and higher revenue.

Research and Development. During the six months ended June 30, 2015, research and development expenses decreased 7.8% to $55.4 million compared to $60.1 million in the six months ended June 30, 2014. This decrease was primarily due to decreases in salaries and related costs and facilities costs, primarily as a result of cost reductions from our 2014 restructuring activities, and decreases in consulting costs and costs to develop prototypes. These decreases were partially offset by an increase in expense related to bonus accruals in the current year.

Sales and Marketing. During the six months ended June 30, 2015, sales and marketing expenses decreased 3.5% to $76.0 million compared to $78.7 million in the six months ended June 30, 2014. This decrease was primarily driven by decreases in stock-based compensation and decreases in salaries and facilities costs, primarily as a result of cost reductions from our 2014 restructuring activities. These decreases were partially offset by an increase in expense related to bonus accruals in the current year and higher commissions.

General and Administrative. During the six months ended June 30, 2015, general and administrative expenses increased 3.5% to $35.8 million compared to $34.6 million in the six months ended June 30, 2014. This increase was due to increases in stock-based compensation and expense related to higher bonus accruals, partially offset by lower legal fees related to a reduction in costs associated with internal investigations and fees related to the securities class action against us and certain of our current and former officers and directors as well as shareholder derivative actions.

Amortization of Intangible Assets. During the six months ended June 30, 2015, amortization of intangible assets decreased to $21.8 million, compared to $25.1 million in the six months ended June 30, 2014. This decrease was primarily due to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Costs. During the six months ended June 30, 2015, acquisition and other related costs decreased 75.6% to approximately $683,000 compared to $2.8 million in the six months ended June 30, 2014.  Acquisition and other related costs for the six months ended June 30, 2015 and 2014 primarily related to integration activities and other related costs associated with the December 2013 acquisition of Net Optics.

Restructuring. During the six months ended June 30, 2015, restructuring costs were a net credit of approximately $561,000 due to the receipt of insurance settlement proceeds and the impact of a favorable lease buyout. Restructuring costs for the six months ended June 30, 2014 of $4.0 million were primarily related to expenses for employee termination benefits, consisting of severance and other employee related costs, and lease termination costs associated with the Net Optics Restructuring. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net. During the six months ended June 30, 2015, Interest income and other, net was a loss of approximately $279,000 compared to income of approximately $629,000 for the six months ended June 30, 2014. This decrease was primarily due to foreign currency translation losses incurred during the six months ended June 30, 2015 as compared to foreign currency translation gains incurred during the six months ended June 30, 2014.

Interest Expense. During the six months ended June 30, 2015, interest expense, including the amortization of debt issuance costs, was $4.6 million compared to $3.9 million for the six months ended June 30, 2014. This increase was primarily due to interest expense on our Term Loan, which was advanced to us in March 2015.

Income Tax Expense (Benefit). During the six months ended June 30, 2015, income tax expense was $5.3 million on a pre-tax income of $1.5 million, or an effective rate of 349.2%, compared to an income tax benefit of $7.9 million, or an effective rate of 18.5%, for the six months ended June 30, 2014. Our effective income tax rate is higher than our statutory rate primarily as a result of significant permanent differences, including intercompany royalties and stock-based compensation, on a relatively low pre-tax income amount.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities, including those classified as restricted on our condensed consolidated balance sheet included in this Form 10-Q, increased by $92.4 million to $218.5 million at June 30, 2015 from $126.2 million at December 31, 2014, primarily due to net cash provided by our operating activities of $52.7 million and net borrowings of $38.3 million under our new credit facility.

Of our total cash, cash equivalents and marketable securities, $33.9 million and $33.6 million were held outside of the United States in various foreign subsidiaries as of June 30, 2015 and December 31, 2014, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them, including for purposes of repaying our Notes as discussed below. We had no exposure to European sovereign debt as of June 30, 2015 and December 31, 2014.

The following table sets forth our summary cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$52,674	$10,867
Net cash used in investing activities	(66,378)	(11,068)
Net cash provided by financing activities	44,685	5,042

Cash Flows from Operating Activities

Net cash provided by operating activities was $52.7 million during the six months ended June 30, 2015 and $10.9 million during the six months ended June 30, 2014. The increase in cash provided by operating activities was primarily due to a decrease in net loss of $31.0 million and a positive impact from net working capital changes of $13.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $66.4 million during the six months ended June 30, 2015 compared to $11.1 million during the six months ended June 30, 2014. Net cash used in investing activities for the six months ended June 30, 2015 was primarily due to the use of $51.4 million for the net purchases of marketable securities and $4.7 million for purchases of property and equipment. In addition, $10.0 million was reclassified from cash to restricted cash. Net cash used in investing activities for the six months ended June 30, 2014 was primarily due to the use of $6.4 million for the net purchases of marketable securities and $3.4 million for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $44.7 million during the six months ended June 30, 2015 compared to $5.0 million during the six months ended June 30, 2014. Net cash provided by financing activities for the six months ended June 30, 2015 was primarily due to the $40.0 million borrowing under our Term Loan and $6.4 million in proceeds from the exercise of stock options and employee stock purchase plan options, partially offset by $1.2 million in debt issuance costs and a $0.5 million payment under the Term Loan. Net cash provided by financing activities for the six months ended June 30, 2014 was primarily due to $5.3 million in proceeds from the exercise of stock options and employee stock purchase plan options.

Historically, cash inflows from financing activities have been principally related to proceeds from the exercise of stock options and employee stock purchase plan options. On December 7, 2010, we raised $194 million in net proceeds from the issuance of $200 million in aggregate principal amount of Notes, which mature on December 15, 2015. On March 2, 2015, we entered into the Credit Agreement described above under "Business Overview." As required by the Credit Agreement, we maintain funds advanced under the Term Loan, together with additional cash, cash equivalents and marketable securities in the aggregate amount of $75 million, as collateral for the repayment of the Notes (the “Restricted Amounts”). We may only withdraw amounts maintained as Restricted Amounts for the repurchase or repayment of our Notes. As described in Note 4 to our condensed consolidated financial statements included herein, in July 2015, we used funds withdrawn from the Restricted Amounts to fund the repurchase of Notes in the aggregate principal amount of $65 million that we repurchased in a privately negotiated transaction. We may use the proceeds of the Revolving Credit Facility for (i) working capital, capital expenditures, and general corporate purposes, (ii) share repurchases, (iii) the partial refinancing of our Notes, and/or (iv) acquisitions, in each case as permitted by applicable law and the Credit Agreement. The restrictions on acquisitions as set forth in the Credit Agreement include a restriction that precludes us from funding an acquisition in whole or in part with cash unless we will have, after giving effect to the transaction, cash, cash equivalents and marketable securities in an amount not less than $75 million in excess of the amount then required to be maintained as Restricted Amounts.

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

We believe that our existing balances of cash, cash equivalents, marketable securities, cash flows expected to be generated from our operations, and borrowings advanced and expected to be available under the Credit Agreement, will provide sufficient liquidity to fund our operations and capital requirements for the next 12 months, and to also repay in full our remaining indebtedness under our Notes when they mature in December 2015. We also believe that during the next 12 months such resources would be sufficient to satisfy our obligations in the event of any acceleration of our repayment obligations, or requirement that we pay additional interest, under the Notes, or any requirement that we offer to repurchase the Notes.

We may also seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various limitations, including the conditions in U.S. capital markets. We are not currently able to sell our securities using short-form registration statements on Form S-3 under the Securities Act of 1933, as amended, due to our late filing with the SEC of certain of our periodic reports for prior periods, including most recently our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We expect to be eligible to use short-form registration on April 1, 2016. If we want to access the capital markets during the period of time that we are unable to use Form S-3, we may experience delays due to having to wait for a regulatory review of a Form S-1 registration statement. Any such delay may result in offering terms that may not be advantageous to us, may not allow us to obtain capital in a timely fashion, and would increase our transaction costs.

Our Notes were issued under an Indenture dated December 7, 2010 (the "Indenture") that includes various default provisions, which, under certain circumstances, could result in the acceleration of our repayment obligations under the Notes and/or an increase for up to 180 days in the overall interest rate charged on the Notes. Under the Indenture, if we do not cure a default within 60 days after our receipt from the trustee of a notice and unless we obtain a waiver from the holders of more than 50% in aggregate principal amount of the Notes, an “event of default” would occur under the Indenture. Upon an event of default relating to any future failure by us to timely file our periodic reports with the trustee under the Indenture and with the SEC, we could, and would intend to, elect that for the first 180 days thereafter (or such lesser amount of time during which the event of default continues), the sole remedy would be the payment to the holders of the Notes of additional interest at an annual rate equal to 0.50%. If upon any such default we elect to pay additional interest and the event of default is not cured within 180 days, or if we do not make such an election when an event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the principal amount of the Notes to be due and payable immediately. We defaulted in our obligations under the Indenture as a result of our late filings with the trustee and the SEC of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2013, March 31, 2014, and June 30, 2014, and of our Annual Report on Form 10-K for the year ended December 31, 2013. All such defaults were cured on or before September 15, 2014. As a result of the one default that became an event of default following the expiration of the 60-day cure period, we elected to pay additional interest for the one-day period before the event of default was cured.

Safe Harbor Under the Private Securities Litigation Reform Act of 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may be deemed to be forward-looking statements within the meaning of the Exchange Act, and are subject to the safe harbor created by that Section. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks, uncertainties and other factors may cause our future results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements and include, among other things: changes in the global economy and in market conditions; competition; consistency of orders from significant customers; the risk that that anticipated benefits and synergies of our 2012 acquisitions of Anue and BreakingPoint and our 2013 acquisition of Net Optics, will not be realized; our success in leveraging our intellectual property portfolio, expertise, and market opportunities; our expectations regarding the transition into Software Defined Networks (SDN), Network Functions Virtualization (NFV), and virtualized networks; our success in developing, producing and introducing new products and keeping pace with the rapid technological changes that characterize our market; our success in developing new sales channels and customers; market acceptance of our products; risks relating to recent and future changes in management; war, terrorism, political unrest, natural disasters, cybersecurity attacks and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products; material weaknesses in our internal controls; the 2013 and 2014 restatements of certain of our prior period financial statements and any future restatement of our prior period financial statements; our ability to timely file our periodic reports with the SEC; the securities class action and shareholder derivative action currently pending against us and certain of our current and former officers and directors; the pending SEC investigation; and any future default under the Credit Agreement or under the Indenture governing our Notes. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our 2014 Form 10-K, in Part I, Item 1A, “Risk Factors,” and in our other filings with the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our chief executive officer ("CEO") and our chief financial officer ("CFO"), of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2015), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures, as of June 30, 2015, were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of June 30, 2015 and the material weaknesses in our internal control over financial reporting that are identified in Part II, Item 9A of our 2014 Form 10-K, and that are discussed below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Form 10-Q and (ii) the condensed consolidated financial statements, and other financial information, included in this Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in our 2014 Form 10-K, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 because of certain material weaknesses in our internal control over financial reporting as of December 31, 2014. As of June 30, 2015, material weaknesses still exist in our internal controls as a result of the following control deficiencies:

•
Control Environment and Monitoring – Our controls were ineffective to establish and communicate standards of conduct outlined in our Code of Conduct and Ethics Policy throughout the organization. Our controls over whistleblower allegation investigations were improperly designed to perform timely investigations into all whistleblower matters with appropriate scope, procedures and conclusions reached. In addition, we did not sufficiently consider fraud in performing our risk assessment procedures. We did not have controls that were present and functioning to appropriately segregate duties within certain areas of the organization. We lacked certain monitoring controls necessary to detect circumstances in which management might override controls or deviate from expected standards of conduct. Such monitoring controls are often addressed through the use of an internal audit function.

•
Revenue Recognition – Our internal controls were not designed to: (i) appropriately identify each deliverable, including those deliverables within related orders, to allocate the arrangement consideration and assess the accounting impact of certain multiple-element sales arrangements, (ii) ensure that vendor specific objective evidence (VSOE) and best estimate of selling price (BESP) used to allocate arrangement consideration were properly determined, applied and documented, (iii) properly identify and account for arrangements that included payment terms that extended beyond the our customary terms, and (iv) ensure proper cut-off for certain transaction types. We have also insufficiently trained our sales force and other personnel involved in the sales process with respect to our revenue recognition policies and procedures. In addition, we have not adequately designed controls to ensure the proper assessment of sales arrangements documented in foreign languages. As a result of these design defects, our policies and controls related to our revenue recognition practices were not effective in ensuring that revenue was properly accounted for. In addition, we lacked appropriate controls to ensure the completeness and accuracy of data within certain data warehouse reports used to support the revenue recognition process. We also did not have effective general information technology controls around the data warehouse and licensing systems.

•
Manual Journal Entries - Our internal controls over manual journal entries were not operating effectively and in a consistent manner to prevent the potential recording of inappropriate manual journal entries in our books and records. Specifically, management’s review process over the recording of manual journal entries, at times, lacked the appropriate level of approval or evidence of the appropriate journal entry supporting documentation.

The control deficiencies described above could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

Remediation Efforts to Address Material Weaknesses

As reported in our 2014 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. If not remediated, the material weaknesses in our internal controls could result in material misstatements in our financial statements. Our Board of Directors and management take internal controls over, and the integrity of, our financial statements seriously and believe that the remediation steps described below are essential to maintaining strong and effective internal controls over financial reporting and a strong internal control environment. The following steps are among the measures that have been implemented or will be implemented as soon as practicable after the date of this filing to address our material weaknesses:

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

•	We are in the process of conducting a formal fraud risk assessment as part of our overall risk assessment process to ensure fraud risks are considered and adequately mitigated.

Revenue Recognition

•
We have developed and are in the process of implementing a global training program, with the participation of our CEO and CFO (and to be reinforced by senior accounting personnel with the appropriate level of expertise), for executives and for finance, accounting, operations, sales, and other personnel involved in the sales process to enhance awareness and understanding of our revenue recognition policies and procedures. We plan to complete the implementation of this training program during the third quarter of 2015.

•
We will continue to enhance the deal desk function that we established in December 2013 to detect and then direct non-standard sales transactions, proposed or executed, to a central location where revenue recognition personnel will assess them and then account for the related revenues accordingly. Specifically, we plan to further refine and formally document deal desk procedures in the third quarter of 2015 to improve deal desk communication with sales, technical support, order management, legal, and operations personnel regarding sales transactions, proposed or executed, to proactively identify non-standard sales transactions.

•
We have enhanced and will continue to enhance the documentation, oversight and monitoring of accounting policies and procedures relating to revenue recognition, including those around cutoff, allocation of arrangement consideration, VSOE, and BESP. We have implemented and are in the process of refining and enhancing a review checklist and extensive process for all sales arrangements that will help to ensure that all deliverables within a multiple-element sales arrangement have been properly identified and accounted for. We have also implemented a process to review and assess sales arrangements that are documented in foreign languages.

•
We are in the process of developing annual revenue recognition training for the finance, accounting and legal departments as well as for other personnel who are required to sign quarterly representation letters. We also plan on broadening our revenue recognition training to additional personnel involved in the sales process as noted above. The annual training program will be conducted by the end of the third quarter of 2015.

•	We are in the process of enhancing our general information technology controls over our data warehouse and licensing systems and plan to implement the enhanced controls by the end of 2015.

Manual Journal Entries

•
We have provided additional training to personnel recording and reviewing manual journal entries to ensure consistent compliance with our policies and controls over manual journal entries. Management will continue evaluating compliance with the prescribed protocols to ensure the material weakness is fully remediated.

The Audit Committee continues to monitor implementation of the remediation efforts set forth above. We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls when they are fully implemented. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, we made the following changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting:

•
We implemented a global training program mandatory for all employees, with the participation of our CEO and CFO, regarding the importance of financial reporting integrity and our Code of Conduct and Ethics Policy.

•
We completed training on our revised whistleblower program for all employees. In addition, we established a formal set of procedures that govern our assessment, evaluation and communications regarding whistleblower matters. The process provides for the Audit Committee’s action on certain matters related to senior management as well as for the Audit Committee’s direct oversight and monitoring of senior management’s actions undertaken to assess, evaluate and resolve whistleblower matters.

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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers and employees permits such persons to adopt stock trading plans pursuant to Rule 10b5-1 promulgated by the SEC under the Exchange Act. Our directors, officers and employees may from time to time establish such stock trading plans. We do not undertake any obligation to disclose, or to update or revise any disclosure regarding any such plans and specifically do not undertake to disclose the adoption, amendment, termination, or expiration of any such plans.

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

IXIA

Date:	August 7, 2015	By:	/s/ Bethany Mayer
Bethany Mayer President and Chief Executive Officer

Date:	August 7, 2015	By:	/s/ Brent Novak
Brent Novak Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by reference from a previous filing, filed herewith or furnished, as indicated below

10.1	Ixia 2015 Senior Officer Bonus Plan (1)	Filed herewith

31.1	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1
Certifications of  Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

(1)	Confidential treatment has been requested with respect to a portion of this exhibit, which portion has been omitted and filed separately with the Commission.

*
The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, (iii) unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, (iv) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, and (v) notes to unaudited condensed consolidated financial statements.