Form 10-Q
period 2015-09-30
IXIA
filed 2015-11-06
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer [X ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	80,085,026
(Class of Common Stock)	(Outstanding at October 30, 2015)

IXIA

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$75,751	$46,394
Restricted cash	10,000	—
Marketable securities	49,467	79,760
Marketable securities, restricted	40,000	—
Accounts receivable, net of allowances of $862 and $1,011, as of September 30, 2015 and December 31, 2014, respectively	105,663	99,528
Inventories	32,522	44,826
Prepaid expenses and other current assets	53,515	47,077
Total current assets	366,918	317,585
Property and equipment, net	35,965	37,648
Intangible assets, net	113,451	145,108
Goodwill	338,873	338,873
Other assets	28,206	30,697
Total assets	$883,413	$869,911
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,183	$16,902
Accrued expenses and other	58,765	45,271
Deferred revenues	103,760	100,170
Convertible senior notes	135,000	200,000
Term loan	3,000	—
Total current liabilities	312,708	362,343
Deferred revenues	21,930	18,046
Other liabilities	8,769	8,431
Term loan	36,000	—
Total liabilities	379,407	388,820
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at September 30, 2015 and December 31, 2014; 80,084 and 78,575 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	195,959	187,397
Additional paid-in capital	220,990	206,913
Retained earnings	87,774	87,574
Accumulated other comprehensive loss	(717)	(793)
Total shareholders’ equity	504,006	481,091
Total liabilities and shareholders’ equity	$883,413	$869,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Products	$85,861	$78,697	$264,571	$236,255
Services	40,026	35,300	113,888	100,997
Total revenues	125,887	113,997	378,459	337,252
Costs and operating expenses: (1)
Cost of revenues – products (2)	23,872	24,205	72,108	73,207
Cost of revenues – services	3,607	4,008	12,487	12,128
Research and development	28,538	27,612	83,923	87,679
Sales and marketing	37,920	35,642	113,880	114,355
General and administrative	18,486	14,724	54,274	49,296
Amortization of intangible assets	10,378	10,904	32,190	35,986
Acquisition and other related costs	(37)	582	646	3,380
Restructuring	34	4,642	(527)	8,687
Total costs and operating expenses	122,798	122,319	368,981	384,718
Income (loss) from operations	3,089	(8,322)	9,478	(47,466)
Interest income and other, net	(313)	(99)	(592)	530
Interest expense	(2,270)	(1,943)	(6,852)	(5,829)
Income (loss) before income taxes	506	(10,364)	2,034	(52,765)
Income tax (benefit) expense	(3,502)	(3,035)	1,834	(10,887)
Net income (loss)	$4,008	$(7,329)	$200	$(41,878)
Earnings (loss) per share:
Basic	$0.05	$(0.09)	$0.00	$(0.54)
Diluted	$0.05	$(0.09)	$0.00	$(0.54)
Weighted average number of common and common equivalent shares outstanding:
Basic	79,895	77,920	79,336	77,380
Diluted	81,929	77,920	81,085	77,380

(1) Stock-based compensation included in:
Cost of revenues - products	$62	$81	$233	$217
Cost of revenues - services	24	31	89	82
Research and development	1,345	1,615	5,016	4,918
Sales and marketing	1,184	719	3,435	4,140
General and administrative	1,816	762	5,548	1,755

(2)
Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of $6.4 million and $19.3 million for the three and nine months ended September 30, 2015, respectively, and $6.4 million and $22.5 million for the three and nine months ended September 30, 2014 , respectively, which are included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$4,008	$(7,329)	$200	$(41,878)
Unrealized (loss) gain on investments, net of tax	(37)	(17)	(26)	22
Foreign currency translation adjustment	67	(268)	102	(72)
Other comprehensive income (loss)	30	(285)	76	(50)
Comprehensive income (loss)	$4,038	$(7,614)	$276	$(41,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$200	$(41,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,629	12,065
Amortization of intangible assets	32,190	35,986
Realized gain on available-for-sale securities	(61)	(65)
Stock-based compensation	14,321	11,112
Deferred income taxes	(1,124)	(1,344)
Amortization of deferred issuance costs	1,237	900
Amortization of investment premiums	54	48
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,135)	15,354
Inventories	6,948	(7,087)
Prepaid expenses and other current assets	(6,351)	(15,520)
Other assets	3,414	4,549
Accounts payable	(4,380)	(722)
Accrued expenses and other	13,692	(6,770)
Deferred revenues	7,474	16,215
Other liabilities	486	1,496
Net cash provided by operating activities	74,594	24,339
Cash flows from investing activities:
Purchases of property and equipment	(6,025)	(5,361)
Purchases of marketable securities	(188,795)	(77,882)
Proceeds from sale of marketable securities	179,065	58,487
Increase in restricted cash	(10,000)	—
Purchases of other intangible assets	(533)	(517)
Proceeds from purchase price adjustments related to previous acquisitions	—	6,081
Payments in connection with acquisitions, net of cash acquired	—	(3,097)
Net cash used in investing activities	(26,288)	(22,289)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	8,562	6,775
Proceeds from borrowings under term loan	40,000	(393)
Repayments of debt	(66,163)	—
Debt issuance costs	(1,348)	—
Net cash (used in) provided by financing activities	(18,949)	6,382
Net increase in cash and cash equivalents	29,357	8,432
Cash and cash equivalents at beginning of period	46,394	34,189
Cash and cash equivalents at end of period	$75,751	$42,621

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$550	$879
Transfers of inventory to property and equipment	$5,356	$7,861

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

2.    Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of results to be expected for the full year ending December 31, 2015 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K"), but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2014 Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the audited consolidated financial statements included in its 2014 Form 10-K; however, in this Form 10-Q the Company is including a new disclosure relating to the classification of cash and investments as restricted as a result of restrictions on their use under the terms of the Company’s amended and restated credit agreement entered into in March 2015, as follows:

Restricted cash and restricted marketable securities represent amounts restricted under the terms of the Company's amended and restated credit agreement for use only in the repayment of the Company's unsecured convertible senior notes due December 15, 2015. See Note 4 for additional information regarding the Company's amended and restated credit agreement.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which provides new guidance regarding measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. The standard update is to be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which provides new guidance regarding the measurement of inventory. The new guidance requires most inventory to be measured at the lower of cost and net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out (LIFO) or the retail inventory method. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt consistent with debt discounts. The presentation and subsequent measurement of debt issuance costs associated with lines of credit may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. These ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those years. Early application is permitted. The Company is in the process of evaluating the impact of the adoption of these accounting standard updates on its consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period, which provides new guidance regarding share-based compensation. The new guidance clarifies that share-based compensation performance targets that could be achieved after the requisite service period should be treated as performance conditions that affect vesting, rather than as a condition that affects the grant-date fair value of the award. The standard will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of this accounting standard update on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers; Deferral of the Effective Date, which defers the effective sate of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

3.    Restructuring Costs

During the three and nine months ended September 30, 2015, the Company recorded net restructuring charges of $34,000 and net restructuring credits of $0.5 million, respectively. During the three and nine months ended September 30, 2014, the Company recorded restructuring charges of $4.6 million and $8.7 million, respectively. The Company’s restructuring charges include severance and other employee termination costs, lease termination costs, and other restructuring related costs, which are reported in the Restructuring line item on its condensed consolidated statements of operations. Net restructuring credits recorded during the nine months ended September 30, 2015 included a recovery in the amount of $0.4 million relating to a favorable lease buyout and $0.4 million relating to the receipt of proceeds from an insurance settlement related to costs previously charged to the Restructuring line item on the condensed consolidated statements of operations. The timing of cash payments associated with restructuring charges depends upon the type of restructuring charge and can extend over multiple periods.

During the first quarter of 2014, the Company's management approved, committed to and initiated a plan to restructure the Company's operations following its December 5, 2013 acquisition of Net Optics, Inc. (the “Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting the Company's research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force at that time. The Company recognized cumulative restructuring charges of $3.5 million, of which $2.0 million related to employee termination benefits consisting of severance and other related employee costs, $1.1 million related to costs required to terminate its subsidiary's lease in Israel, and approximately $323,000 was for other restructuring related costs. The Net Optics Restructuring was substantially completed during the second quarter of 2014, and no further charges are expected.

During the third quarter of 2014, the Company's management approved, committed to and implemented a company-wide initiative (the “2014 Corporate Restructuring”) to restructure the Company's operations to better align its operating costs with its business opportunities. The 2014 Corporate Restructuring included a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of our then worldwide work force. The Company recognized restructuring charges during 2014 of $6.1 million, of which $4.1 million related to one-time expenses for employee termination benefits, approximately $1.8 million was for facility related charges in India and Romania, and approximately $137,000 was for other restructuring related costs. The 2014 Corporate Restructuring was substantially completed during the fourth quarter of 2014, and no further charges are expected.

Activities related to our restructuring plans are as follows (in thousands):

	2014 Corporate Restructuring	Net Optics Restructuring	Other	Total
Accrual at December 31, 2014	1,940	337	246	2,523
Charges, net of recoveries	(193)	(334)	—	(527)
Payments	(1,190)	(3)	(140)	(1,333)
Non-cash items	—	—	(106)	(106)
Accrual at September 30, 2015	$557	$—	$—	$557

At September 30, 2015, the remaining accrual related to the Company's restructuring activities totaled $0.6 million and was included in Accrued expenses and other on its condensed consolidated balance sheet. The remaining accrual primarily relates to lease termination costs, which are anticipated to be fully paid by the third quarter of 2020.

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

In July 2015, the Company repurchased $65.0 million in aggregate principal amount of the Notes in a privately negotiated transaction for an aggregate cash purchase price of approximately $65.2 million plus accrued interest up to the date of repurchase in the aggregate amount of approximately $119,000. As a result of the repurchase, the aggregate principal amount of the Notes that remain outstanding is $135 million. The Company paid the purchase price for the repurchased Notes with funds withdrawn from the restricted amounts, which are identified on the Balance Sheet as Restricted cash and Marketable securities, restricted, established by the Company pursuant to the amended and restated credit agreement dated as of March 2, 2015 (as such agreement is described below in this Note 4 under “Senior Secured Credit Agreement - 2015 Credit Agreement”).

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

Amortization of deferred issuance costs recorded to interest expense was $372,000 and $300,000 for the three months ended September 30, 2015 and September 30, 2014, respectively, and $972,000 and $900,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Amortization of deferred issuance costs recorded to interest expense for the three and nine months ended September 30, 2015 includes $169,000 of deferred issuance costs related to the repurchased portion of the Notes.

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

The Indenture provides for customary events of default (subject in certain cases to grace and cure periods) including, without limitation, (i) the failure to pay amounts due under the Notes, (ii) the failure to deliver the shares of our Common Stock due upon conversion of any Note, (iii) our failure to comply with other agreements contained in the Indenture or in the Notes, including the Company's agreement to timely file certain reports with the trustee, (iv) payment defaults on, or acceleration of, other indebtedness, (v) the failure to pay certain judgments, and (vi) certain events of bankruptcy, insolvency or reorganization with respect to the Company. An event of default under the Indenture (other than an event of default related to certain events of bankruptcy, insolvency or reorganization) will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes to cause the acceleration of the Notes (subject to the Company’s right to elect to pay additional interest as an alternative remedy under certain circumstances as described above). An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company will automatically cause the acceleration of the Notes.

As of September 30, 2015, the estimated fair value of the Notes then outstanding was approximately $135 million. The fair value of the Notes was estimated using market prices of the Notes, which are based on Level 2 inputs.

Senior Secured Credit Agreement

2015 Credit Agreement

On March 2, 2015 (the “Closing Date”), the Company entered into an amended and restated credit agreement (as amended by a Corrective Amendment to Credit Agreement dated as of March 20, 2015, the “Credit Agreement”) by and among the Company, as borrower, certain of the Company’s wholly owned direct and indirect subsidiaries, as guarantors, Silicon Valley Bank, as administrative agent, swingline lender and letter of credit issuer, and the other lenders party thereto (Silicon Valley Bank and the other lenders hereinafter collectively referred to as the “Lenders”). The Credit Agreement amended and restated our prior credit agreement dated as of December 21, 2012, as amended (the “Prior Credit Agreement”), by and among the Company, the guarantors, Silicon Valley Bank, as administrative agent, swingline lender, and letter of credit issuer (as successor to Bank of America, N.A. in such capacities), and the other lenders party thereto. On September 30, 2015, the Company entered into a Second Amendment to Amended and Restated Credit Agreement which increased the amount of the revolving credit facility provided under the Credit Agreement by $15 million and effected certain other modifications to the Credit Agreement.

The Credit Agreement, as amended to date (the “Amended Credit Agreement”), provides for a (i) term loan (the “Term Loan”) in the aggregate principal amount of $40 million, which amount was advanced to the Company on March 3, 2015, and (ii) revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $75 million, with sub-limits of $25 million for the issuance of standby letters of credit and $15 million for swingline loans. The aggregate amount available under the Credit Facility may, upon our request and subject to the receipt of increased commitments from the Lenders or additional lenders, be increased by an aggregate amount of up to $65 million. The Company is permitted to voluntarily prepay outstanding loans under the Credit Facility at any time without premium or penalty. Prior to the maturity of the Credit Facility, the Company may re-borrow amounts under the Revolving Credit Facility, but the Company may not re-borrow amounts that are repaid or prepaid under the Term Loan.

The maturity date of the Credit Facility is February 15, 2018; provided, however, that if, at any time before the maturity date for the Notes (i.e., December 15, 2015), the Company does not have total available liquidity (defined as cash, cash equivalents and marketable securities plus availability under the Revolving Credit Facility) of $25 million in excess of the amount then required to repay its Notes in full, all amounts outstanding under the Credit Facility will become due and payable and the Revolving Credit Facility will terminate within two business days after the date the Company fails to have the required total available liquidity.

Debt issuance costs were approximately $1.3 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the three-year term of the Credit Facility. During the three and nine months ended September 30, 2015, amortization recorded to interest expense pertaining to deferred issuance costs was approximately $129,000 and $265,000, respectively. There was no amortization recorded to interest expense pertaining to deferred issuance costs for the Term Loan for the three and the nine months ended September 30, 2014.

As required by the terms of the Amended Credit Agreement, we maintain funds advanced under the Term Loan of $40 million, together with additional cash, cash equivalents and marketable securities, as restricted assets to be utilized for the repayment or repurchase of the Notes (the “Restricted Amounts”). The Company may utilize amounts maintained as Restricted Amounts only for the repurchase or repayment of the Notes. As described above in this Note 4 under “Unsecured Convertible Senior Notes,” in July 2015, the Company repurchased Notes in the aggregate principal amount of $65 million in a privately negotiated transaction. The Company used a portion the Restricted Amounts then maintained by the Company to fund the purchase price for, and the payment of interest on, such repurchased Notes. The repurchase transaction reduced the total amount of the Restricted Amounts required to be maintained under the Amended Credit Agreement from $115 million to $50 million.

The $50 million required to be maintained as the Restricted Amounts as of September 30, 2015 consists of $10 million in cash and cash equivalents, which is included in the Restricted cash line item on our condensed consolidated balance sheet at September 30, 2015~~,~~ and $40 million in marketable securities, which is included in the Marketable securities, restricted line item on our condensed consolidated balance sheet at September 30, 2015.

The Company may use the proceeds of the Revolving Credit Facility for (i) working capital, capital expenditures and general corporate purposes, (ii) share repurchases, (iii) the partial refinancing of the Notes, and/or (iv) acquisitions, in each case as permitted by applicable law and the Amended Credit Agreement. The restrictions on acquisitions as set forth in the Amended Credit Agreement include a restriction that precludes the Company from funding an acquisition in whole or in part with cash unless the Company will have, after giving effect to the transaction, cash, cash equivalents and marketable securities in an amount not less than $75 million in excess of the amount then required to be maintained as Restricted Amounts.

The Company plans to satisfy its repayment obligations under the Notes, and to pay the purchase price for any earlier additional Note repurchases (whether mandatory or negotiated by the Company), using some combination of (i) cash, cash equivalents and marketable securities, including those maintained as Restricted Amounts, (ii) borrowings under the Revolving Credit Facility, and/or (iii) future cash flows from operations.

The Term Loan requires quarterly repayments of principal on the last day of the eleven fiscal quarters following the Closing Date, commencing with the fiscal quarter ended June 30, 2015. The first four payments are in the amount of $500,000 each, the following four payments will be in the amount of $1.0 million each, and the next three payments will be in the amount of $1.5 million each. The remaining principal balance of the Term Loan will be due and payable on the maturity date of the Credit Facility. The first and second of the four payments of $500,000 were made on June 30, 2015 and on September 30, 2015, respectively.

The Company’s and the guarantors’ obligations under the Amended Credit Agreement are secured by (i) a first priority perfected security interest in substantially all existing and after acquired tangible and intangible personal property of the Company and the guarantors and (ii) the pledge by the Company and the guarantors of (a) all outstanding equity securities of their existing and future domestic subsidiaries, including, in the case of the Company, the outstanding equity securities of each of the guarantors, and (b) 65% of the outstanding equity securities of their existing and future respective first-tier foreign subsidiaries, including, in the case of Catapult Communications Corporation (one of our wholly owned domestic subsidiaries), 65% of the outstanding equity securities of Ixia Technologies International Limited, a company organized under the laws of Ireland.

Prior to the date of the Second Amendment, interest rates for the Revolving Credit Facility for the first year following the March 2, 2015 effective date of the Credit Facility and for the Term Loan were previously set, at the Company’s option, at a rate per annum of (i) 4.25% above the Eurodollar rate or (ii) 3.25% above a defined base rate. Pursuant to the Amended Credit Agreement, after September 30, 2015, the interest rates for both the Term Loan and for the Revolving Credit Facility are established, at the Company’s option, based on the Eurodollar rate or a defined base rate. Such interest rates range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on the Company’s leverage ratio. The Company is also required to pay a quarterly commitment fee, ranging from 0.30% to 0.50% per annum, on the undrawn portion of the Revolving Credit Facility. Letter of credit fees accrue based on the daily amount available to be drawn under outstanding letters of credit and range from 2.0% to 3.0%, depending on our leverage ratio. Swingline loans bear interest at the defined base rate plus the applicable margin for loans under the Revolving Credit Facility based on the defined base rate. If we default under the Credit Facility, the Lenders may increase the interest rate(s) to 2.0% more than the rate(s) otherwise applicable. The weighted average interest rate applicable to the Term Loan for the three and nine months ended September 30, 2015 was 4.44% and 4.43%, respectively, which was based on the one month Eurodollar rate plus 4.25%.

The Amended Credit Agreement requires the Company to comply with certain covenants, including maintaining (i) a fixed charge coverage ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00, measured quarterly on a trailing 12 months basis, (ii) a consolidated senior leverage ratio (as defined in the Amended Credit Agreement) of not greater than 2.50 to 1.00 through December 31, 2015 and 2.25 to 1.00 thereafter, measured quarterly on a trailing 12 months basis, and (iii) a consolidated total leverage ratio (as defined in the Amended Credit Agreement) of not greater than 3.00 to 1.00, measured quarterly on a trailing 12 months basis. The consolidated funded indebtedness (as defined in the Amended Credit Agreement) used in the calculation of the consolidated leverage ratio is reduced by the Restricted Amounts (except in connection with the calculation of the applicable margin for loans).

The Amended Credit Agreement also contains reporting covenants typical for transactions comparable to the Credit Facility provided for therein, including covenants to furnish the lenders with financial statements, business plans, annual budgets, and other financial and business information and with notice of certain material events and information regarding collateral. The Amended Credit Agreement also contains customary affirmative covenants, including covenants relating to the payment of obligations, preservation of the existence of and registrations for patents, trademarks, trade names, and copyrights, maintenance of properties and insurance, compliance with laws and material contractual obligations, books and records, inspection rights, use of proceeds, addition of subsidiary guarantors, and security for the Credit Facility. The Amended Credit Agreement contains customary negative covenants, including restrictions relating to liens and additional indebtedness, investments, mergers, liquidations and other fundamental changes, the sale and other disposition of properties and assets, restricted payments, changes in lines of business, transactions with affiliates, entering into certain burdensome agreements, and use of proceeds.

The Amended Credit Agreement provides for customary events of default, including the non-payment of amounts due, failure to perform under covenants, breaches of representations and warranties, cross-defaults relating to certain indebtedness, institution of insolvency proceedings, inability to pay debts as they become due, entry of certain judgments, events relating to the Employee Retirement Income Security Act of 1974, as amended, invalidity of loan documents, change of control events, and ineffectiveness of subordination provisions. The occurrence of an event of default may result in the acceleration of all of our outstanding obligations under the Amended Credit Agreement and in an increase in the applicable interest rate(s) as described above.

Prior Credit Agreement

The Company’s Prior Credit Agreement provided for a credit facility (the “Prior Credit Facility”) that originally consisted of a revolving loan commitment of up to $150 million. As a result of the termination of certain lenders’ commitments under the Prior Credit Facility, the aggregate loan amount was reduced to $67.5 million in January 2015 and further reduced to $46.5 million in March 2015 prior to the date of the amendment and restatement of the Prior Credit Agreement on March 2, 2015. Due to our defaults under the Prior Credit Agreement, we were at the time of its amendment and restatement blocked from borrowing and obtaining letters of credit under the Prior Credit Facility. As of December 31, 2014, and immediately prior to the March 2015 amendment and restatement of the Prior Credit Agreement, no amounts were outstanding under the Prior Credit Facility.

5.    Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of September 30, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$50,384	$22	$(7)	$50,399
Corporate debt securities	39,116	21	(69)	39,068
Total	$89,500	$43	$(76)	$89,467

Investments in marketable securities as of December 31, 2014 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$42,289	$9	$(17)	$42,281
Corporate debt securities	37,476	41	(38)	37,479
Total	$79,765	$50	$(55)	$79,760

As of September 30, 2015, $40 million of our marketable securities were restricted under the terms of the Amended Credit Agreement for use only in the repayment of or satisfaction of other obligations relating to the Notes due December 15, 2015 and are classified as Marketable securities, restricted on the Company's condensed consolidated balance sheet as of September 30, 2015. See Note 4 for additional information regarding the restrictions under our Amended Credit Agreement relating to these marketable securities.

As of September 30, 2015 and December 31, 2014, the Company's available-for-sale securities had a weighted remaining contractual maturity of 1.25 and 1.69 years, respectively. For the three and nine months ended September 30, 2015 and 2014, gross realized gains and losses were not significant. See Note 7 for information on the unrealized holding gains (losses) on available-for-sale securities reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations.

The amortized cost and fair value of our marketable securities at September 30, 2015, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$44,243	$44,246
Due within 1-2 years	25,751	25,737
Due within 2-5 years	19,506	19,484
Total	$89,500	$89,467

Inventories

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$4,360	$5,502
Work in process	10,108	18,047
Finished goods	18,054	21,277
	$32,522	$44,826

Accrued expenses and other

As of September 30, 2015 and December 31, 2014, accrued compensation and related expenses totaled $12.6 million and $9.9 million, respectively, accrued bonus expenses totaled $13.5 million and $3.9 million, respectively, and accrued vacation totaled $8.5 million and $7.5 million, respectively.

6.    Goodwill and Other Intangible Assets

There was no activity related to goodwill for the three and nine months ended September 30, 2015. We have not had any historical goodwill impairment charges.

The following table presents the Company's purchased intangible assets (in thousands) as of September 30, 2015:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Technology	5.5	$185,665	$(123,870)	$61,795
Customer relationships	6.0	71,700	(49,362)	22,338
Service agreements	6.4	30,100	(12,099)	18,001
Trademarks	5.1	11,300	(6,508)	4,792
Non-compete agreements	4.0	8,000	(5,141)	2,859
Other	4.5	5,416	(1,750)	3,666
		$312,181	$(198,730)	$113,451

The following table presents the Company's purchased intangible assets (in thousands) as of December 31, 2014:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Technology	5.5	$185,665	$(106,953)	$78,712
Customer relationships	6.0	71,700	(40,938)	30,762
Service agreements	6.4	30,100	(8,577)	21,523
Trademarks	5.1	11,300	(5,033)	6,267
Non-compete agreements	4.0	8,000	(3,641)	4,359
Other	4.2	4,883	(1,398)	3,485
		$311,648	$(166,540)	$145,108

The estimated future amortization expense of purchased intangible assets as of September 30, 2015 is as follows (in thousands):

Remaining in 2015	$10,101
2016	37,867
2017	31,876
2018	20,606
2019	7,374
2020	3,839
Thereafter	1,788
$113,451

7.    Shareholders’ Equity

The following table summarizes the changes in Accumulated other comprehensive loss, by component, net of income taxes (in thousands):

	Gains and Losses on Available-for- Sale Securities (a)	Foreign Currency Items	Total
Beginning balance, December 31, 2014	$(32)	$(761)	$(793)

Other comprehensive income before reclassifications	11	102	113
Amounts reclassified from accumulated other comprehensive loss (b)	(37)	—	(37)
Net current period other comprehensive income	(26)	102	76

Ending balance, September 30, 2015	$(58)	$(659)	$(717)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.

(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the condensed consolidated statements of operations.

8.    Earnings (loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock-based awards.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic presentation:
Numerator for basic earnings (loss) per share:
Net income (loss)	$4,008	$(7,329)	$200	$(41,878)
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	79,895	77,920	79,336	77,380
Basic earnings (loss) per share	$0.05	$(0.09)	$0.00	$(0.54)

Diluted presentation:
Numerator for diluted earnings (loss) per share:
Net income (loss)	$4,008	$(7,329)	$200	$(41,878)
Denominator for diluted earnings (loss) per share:
Weighted average common shares outstanding	79,895	77,920	79,336	77,380
Effect of dilutive securities:
Stock options and other share-based awards	2,034	—	1,749	—
Diluted weighted average common shares outstanding	81,929	77,920	81,085	77,380
Diluted earnings (loss) per share	$0.05	$(0.09)	$0.00	$(0.54)

The diluted earnings per share computation for the three and nine months ended September 30, 2015 excludes (i) the weighted average number of shares underlying our Notes of 7.2 million shares and 9.3 million shares, respectively, as such shares are considered anti-dilutive because the related interest expense on a per common share "if converted" basis exceeds basic earnings per share, and (ii) the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 2.1 million shares and 2.9 million shares, respectively, which are anti-dilutive because, in general, the exercise prices of these awards (to the extent such awards have exercise prices) exceed the average closing sales price per share of the Company's common stock during the applicable period.

The diluted loss per share computation for the three and nine months ended September 30, 2014 excludes the weighted average number of shares underlying our Notes of 10.3 million shares and the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 4.2 million shares and 4.5 million shares, respectively, which were anti-dilutive because the Company reported net losses for the applicable periods.

9.    Concentrations

Revenue by Product Line

The Company has two product lines: Network Test Solutions and Network Visibility Solutions. The Company's Network Test Solutions products include its multi-slot test chassis and appliances, traffic generation interface cards, and suite of test applications, and the related technical support, warranty and software maintenance services, including its Application and Threat Intelligence (ATI) service. The Company's Network Visibility Solutions products include its network packet brokers, bypass switches, virtual and physical taps, and the related technical support, warranty and software maintenance services. The following table presents revenue by product line (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Network Test Solutions	$92,504	$84,110	$280,652	$257,309
Network Visibility Solutions	33,383	29,887	97,807	79,943
	$125,887	$113,997	$378,459	$337,252

Significant Customers

No customer accounted for more than 10% of total revenues for the three and nine months ended September 30, 2015. As of September 30, 2015 and December 31, 2014, no customer accounted for more than 10% of the Company's total receivables.

No customer accounted for more than 10% of total revenues for the three and nine months ended September 30, 2014, and one customer accounted for more than 10% of total receivables as of September 30, 2014.

International Data

For the three and nine months ended September 30, 2015 and 2014, the percentages of total revenues consisting of international revenues based on customer location consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
International revenues	36.1%	42.5%	37.6%	41.1%

As of September 30, 2015 and December 31, 2014, the Company's property and equipment, net were geographically located as follows (in thousands):

	September 30, 2015	December 31, 2014
United States	$22,881	$24,697
Romania	6,536	6,035
India	3,660	3,857
Other	2,888	3,059
Total	$35,965	$37,648

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

Financial assets carried at fair value as of September 30, 2015 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$500	$500	$—	$—
U.S. Treasury, government and agency debt securities	7,999	—	7,999	—
Corporate debt securities	18,793	—	18,793	—
Short-term marketable securities:
U.S. Treasury, government and agency debt securities	50,399	—	50,399	—
Corporate debt securities	39,068	—	39,068	—
Total financial assets	$116,759	$500	$116,259	$—

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

There were no transfers of assets between levels within the fair value hierarchy for the three and nine month periods ended September 30, 2015, and there were no Level 3 assets held at September 30, 2015.

11.  Commitments and Contingencies

Securities Class Action

On November 14, 2013, a purported securities class action complaint captioned Felix Santore v. Ixia, Victor Alston, Atul Bhatnagar, Thomas B. Miller, and Errol Ginsberg was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Central District of California. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from April 10, 2010 through October 14, 2013. The initial complaint alleged that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and misleading statements concerning the Company’s recognition of revenues related to its warranty and software maintenance contracts and the academic credentials and employment history of the Company’s former President and Chief Executive Officer, Victor Alston. The complaint also alleged that the defendants made false and misleading statements, and failed to make certain disclosures, regarding the Company’s business, operations and prospects, including regarding the financial statements and internal financial controls that were the subject of the Company’s April 2013 restatement of certain of its prior period financial statements. The complaint further alleged that the Company lacked adequate internal financial controls and issued materially false and misleading financial statements for the fiscal years ended December 31, 2010 and 2011, and the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012, and September 30, 2012. The complaint, which purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, sought, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

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

On April 24, 2015, the court issued an order staying the class action until July 31, 2015, pending the outcome of a voluntary, non-binding mediation scheduled for July 23, 2015 to explore a possible settlement of both the purported securities class action and the shareholder derivative action discussed below. On July 23, 2015, the parties conducted the scheduled mediation with respect to the purported class action but did not reach an agreement to resolve and settle the litigation. However, settlement discussions continued after the mediation session, and on August 14, 2015, the parties agreed in principle to settle the purported securities class action litigation. The settlement will not become effective until the parties agree on a formal Stipulation of Settlement and such Stipulation is approved by the Court. The settlement terms include a settlement payment of $3.5 million, which the Company expects will be paid in full by one of the Company’s insurance carriers. The settlement will not include any admission of wrongdoing or liability on the part of the Company or the individual defendants, and upon final approval of the settlement by the Court, the settlement will resolve the claims asserted against all of the defendants in the purported class action and will include a full release of all defendants in connection with the allegations made in the purported securities class action.

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

SEC Investigation

In July 2014, the Staff of the SEC’s Division of Enforcement (the “Staff”) requested that the Company produce certain documents and information in connection with an investigation of the Company. The SEC subsequently issued subpoenas to the Company seeking certain additional documents and to certain of the Company’s current and former employees seeking certain documents and their testimony. Based on the documents requested by the Staff, the Company believes that the SEC’s investigation relates to the matters addressed by (i) the previously disclosed accounting-related investigation conducted by the Audit Committee of the Company’s Board of Directors (the “Board”) that was completed in February 2014, and (ii) a separate internal investigation conducted by a Special Committee of the Board of stock sales during February and March 2013 by then current executive officers and directors of the Company. The Special Committee, which completed its investigation in June 2014, did not find with respect to such sales that there had been any insider trading based upon material non-public information. The Special Committee, however, made no finding with respect to the Company's former President and Chief Executive Officer, Victor Alston, because he declined to be interviewed by the Special Committee's counsel (both the Special Committee and the Audit Committee were assisted by independent counsel in their investigations).

The Company is continuing to cooperate fully with the SEC in its investigation and is in discussions with the Staff concerning a proposed settlement of the investigation as it pertains to the Company. Based on oral communications with the Staff, the Company understands that the proposed settlement would require the Company, without admitting or denying any allegations by the SEC, to consent to the SEC’s issuance of an administrative order with non-fraud charges involving violations of Section 13 of the Exchange Act and rules promulgated by the SEC thereunder. The Company understands that the charges would relate to the Company’s books and records, internal controls, and disclosures (not including financial statements) for the year ended December 31, 2012, and books and records, internal controls, and disclosures (including financial statements) for the first and second quarters of 2013. The Company would be required to pay a civil penalty in the amount of $750,000, for which the Company has established a reserve in its financial statements for the quarter ended September 30, 2015. The proposed settlement is subject to the Company’s receipt of, and agreement to, written settlement documentation from the Staff. In the event the Company and the Staff agree on such documentation, the settlement would then be subject to approval by the SEC Commissioners, and there can be no assurance that the SEC Commissioners would approve the proposed settlement. The proposed settlement would resolve Ixia’s potential liability with respect to the SEC investigation. Current or former employees, officers, and/or directors of the Company are not addressed by this proposed settlement.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the U.S. Tax Court due to other outstanding procedural issues. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. The I.R.S. has the right to appeal the U.S. Tax Court decision. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

As of September 30, 2015 and December 31, 2014, current deferred tax assets totaled $16.5 million and $15.5 million, respectively, and were included within Prepaid expenses and other current assets on the Company's condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, long-term deferred tax assets totaled $11.9 million at each date and were included within Other assets on the Company's condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, long-term deferred tax liabilities totaling $1.1 million and $1.4 million, respectively, were included within Other liabilities on the Company's condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

Our cash, cash equivalents and marketable securities, including those classified as restricted on our condensed consolidated balance sheet, in the aggregate decreased by $43.3 million to $175.2 million at September 30, 2015 from the $218.5 million reported at June 30, 2015 due primarily to the repurchase of $65.0 million in aggregate principal amount of our outstanding unsecured convertible senior note (the "Notes") for $65.2 million offset by $21.9 million in cash generated by operations. Total revenues increased 10.4% to $125.9 million during the three months ended September 30, 2015, compared to $114.0 million during the three months ended September 30, 2014, primarily due to higher shipments of our network test products.

Establishment of Senior Secured Revolving Credit Facility. On March 2, 2015 (the “Closing Date”), we entered into an amended and restated credit agreement (as amended by a a Corrective Amendment Credit Agreement dated as of March 20, 2015, the “Credit Agreement”) by and among the Company, as borrower, certain of the Company’s wholly owned direct and indirect subsidiaries, as guarantors, Silicon Valley Bank, as administrative agent, swingline lender and letter of credit issuer, and the other lenders party thereto (Silicon Valley Bank and the other lenders hereinafter collectedly referred to as the “Lenders”). The Credit Agreement amended and restated our prior credit agreement dated as of December 21, 2012, as amended (the “Prior Credit Agreement”), by and among the Company, the guarantors, Silicon Valley Bank, as administrative agent, swingline lender and letter of credit issuer (as successor to Bank of America, N.A. in such capacities), and the other lenders party thereto. On September 30, 2015, we entered into a Second Amendment to the Amended and Restated Credit Agreement which increased the amount of the revolving credit facility provided under the Credit Agreement by $15 million and effected certain other modifications to the Credit Agreement.

The Credit Agreement, as amended to date (the “Amended Credit Agreement”), provides for a (i) term loan (the “Term Loan”) in the aggregate principal amount of $40 million, which amount was advanced to us on March 3, 2015, and (ii) revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $75 million, with sub-limits of $25 million for the issuance of standby letters of credit and $15 million for swingline loans. The aggregate amount available under the Credit Facility may, upon our request and subject to the receipt of increased commitments from the lenders or additional lenders, be increased by an aggregate amount of up to $65 million. We are permitted to voluntarily prepay outstanding loans under the Credit Facility at any time without premium or penalty. Prior to the maturity of the Credit Facility, we may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that are repaid or prepaid under the Term Loan.

From and after September 30, 2015, the interest rates for both the Term Loan and the Revolving Credit Facility are established, at our option, based on the Eurodollar rate or a defined base rate. Such interest rates range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on our leverage ratio. Swingline loans bear interest at the defined base rate plus the applicable margin for loans under the Revolving Credit Facility. If we default under the Credit Facility, the Lenders may increase the interest rate(s) to 2.0% more than the rate(s) otherwise applicable.

The maturity date of the Credit Facility is February 15, 2018; provided, however, that if, at any time before the maturity date for our unsecured convertible senior notes (the “Notes”) (i.e., December 15, 2015), we do not have total available liquidity (defined as cash, cash equivalents, and marketable securities plus availability under the Revolving Credit Facility) of $25 million in excess of the amount then required to repay our Notes in full, all amounts outstanding under the Credit Facility will become due and payable, and the Revolving Credit Facility will terminate within two business days after the date we fail to have the required total available liquidity.

The Amended Credit Agreement requires the Company to comply with certain covenants, including maintaining (i) a fixed charge coverage ratio (as defined in the Amended Credit Agreement) of not less than 1.25 to 1.00, measured quarterly on a trailing 12 months basis, (ii) a consolidated senior leverage ratio (as defined in the Amended Credit Agreement) of not greater than 2.50 to 1.00 through December 31, 2015, and 2.25 to 1.00 thereafter, measured quarterly on a trailing 12 months basis, and (iii) a consolidated total leverage ratio (as defined in the Amended Credit Agreement) of not greater than 3.00 to 1.00, measured quarterly on a trailing 12 months basis. The consolidated funded indebtedness (as defined in the Amended Credit Agreement) used in the calculation of the consolidated leverage ratio is reduced by the Restricted Amounts (except in connection with the calculation of the applicable margin for loans).

The Amended Credit Agreement also contains reporting covenants typical for transactions comparable to the Credit Facility provided for therein, including covenants to furnish the lenders with financial statements, business plans, annual budgets, and other financial and business information and with notice of certain material events and information regarding collateral. The Amended Credit Agreement also contains customary affirmative covenants, including covenants relating to the payment of obligations, preservation of the existence of and registrations for patents, trademarks, trade names, and copyrights, maintenance of properties and insurance, compliance with laws and material contractual obligations, books and records, inspection rights, use of proceeds, addition of subsidiary guarantors, and security for the Credit Facility. The Amended Credit Agreement contains customary negative covenants, including restrictions relating to liens and additional indebtedness, investments, mergers, liquidations and other fundamental changes, the sale and other disposition of properties and assets, restricted payments, changes in lines of business, transactions with affiliates, entering into certain burdensome agreements, and use of proceeds.

The Amended Credit Agreement provides for customary events of default, including the non-payment of amounts due, failure to perform under covenants, breaches of representations and warranties, cross-defaults relating to certain indebtedness, institution of insolvency proceedings, inability to pay debts as they become due, entry of certain judgments, events relating to the Employee Retirement Income Security Act of 1974, as amended, invalidity of loan documents, change of control events, and ineffectiveness of subordination provisions. The occurrence of an event of default may result in the acceleration of all of our outstanding obligations under the Amended Credit Agreement and in an increase in the applicable interest rate(s) as described above.

As of September 30, 2015, we were in compliance with our financial and other covenants under the Amended Credit Agreement. See Note 4 to our condensed consolidated financial statements included in this Form 10-Q for additional information regarding the Amended Credit Agreement.

Restructuring Activities. During the first quarter of 2014, our management approved, committed to and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (the “Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force at that time. Under the Net Optics Restructuring, we have recognized cumulative restructuring charges of approximately $3.5 million related to employee termination benefits, and other costs required to terminate a subsidiary's facility lease in Israel, all of which was included in the Restructuring expense line item in the condensed consolidated statement of operations for the nine months ended September 30, 2014. The Net Optics Restructuring was substantially completed during the second quarter of 2014. Significant future costs savings were not expected from our existing operations as the restructuring was executed in conjunction with the acquisition of Net Optics.

During the third quarter of 2014, our management approved, committed to and implemented a company-wide initiative (the “2014 Corporate Restructuring”) to restructure our operations to better align our operating costs with our business opportunities. The restructuring included a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of our worldwide work force at that time. Under the 2014 Corporate Restructuring, we have recognized cumulative restructuring charges of $6.1 million related to employee termination benefits and exiting our facilities in India and Romania, of which approximately $193,000 was included in the Restructuring line item in the condensed consolidated statement of operations for the nine months ended September 30, 2015. The 2014 Corporate Restructuring was substantially completed in the fourth quarter of 2014 and is estimated to provide future cost savings of approximately $17 million on an annualized basis, with the cost savings principally driven by headcount-related costs, and to a lesser extent, facilities-related savings, which would favorably impact our future operating results and cash flows.

Revenues are principally derived from the sale and support of our network test and network visibility product solutions.

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

From a geographic perspective, we generated revenues from shipments to international locations of $45.4 million, or 36.1% of our total revenues, and $48.4 million, or 42.5% of our total revenues, for the three months ended September 30, 2015 and 2014, respectively, and $142.4 million, or 37.6% of our total revenues, and $138.7 million, or 41.1% of our total revenues, for the nine months ended September 30, 2015 and 2014, respectively.

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on their estimated fair values for accounting purposes on the grant date. For the three months ended September 30, 2015 and 2014, stock-based compensation was $4.4 million and $3.2 million, respectively. For the nine months ended September 30, 2015 and 2014, stock-based compensation was $14.3 million and $11.1 million, respectively. Stock-based compensation in the prior year periods was lower than that recognized in the current year periods primarily due to a high volume of cancellations in the third quarter of 2014 as a result of the reduction in workforce associated with our 2014 Corporate Restructuring and the cancellation of unvested awards in the second quarter of 2014 related to the 2014 departure of our former chief financial officer. Additionally, current year expense includes the impact of certain performance-based awards granted in February 2015 with no such comparable costs in 2014. The aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2015 through 2019 related to unvested share-based awards as of September 30, 2015 was approximately $16.0 million. To the extent that we grant additional share-based awards, future expense will increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations, and we conduct supply chain management, quality assurance, documentation control, shipping, and some final assembly and testing at our facilities in Calabasas, California; Austin, Texas; Santa Clara, California; and Penang, Malaysia. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services and extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines and technologies of $6.4 million for each of the three months ended September 30, 2015 and 2014, and $19.3 million and $22.5 million for the nine months ended September 30, 2015 and 2014, respectively, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

Operating Expenses are generally recognized when incurred and consist of research and development, sales and marketing, general and administrative, amortization of intangible assets, acquisition and other related costs, and restructuring expenses. In dollar terms, we expect total operating expenses excluding stock-based compensation discussed above, and amortization of intangible assets, acquisition and other related costs, and restructuring costs discussed below, to remain relatively flat on a quarterly basis for the fourth quarter of 2015 when compared to the third quarter of 2015.

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

•
Acquisition and other related costs are expensed as incurred and consist primarily of transaction and integration related costs such as: success-based banking fees; professional fees for legal, accounting, tax, due diligence, valuation, and other related services; change in control payments; amortization of deferred compensation; consulting fees; required regulatory costs; certain employee, facility and infrastructure transition costs; and other related expenses. We expect our acquisition and other related expenses to fluctuate over time based on the timing of our acquisitions and related integration activities.

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

Income Tax Benefit is determined based on the amount of earnings and enacted federal, state and foreign tax rates, adjusted for allowable credits and deductions, intercompany royalties and for effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets and changes to these valuation allowances in future periods. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

Our effective tax rate differs from the federal statutory rate due primarily to state taxes, significant permanent differences, federal and foreign tax rate differences, intercompany royalties and research and development tax credits. Significant permanent differences include stock-based compensation amounts that are not expected to generate a tax deduction, such as stock-based compensation relating to grants to foreign employees, offset by tax benefits from disqualifying dispositions.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Products	68.2%	69.0%	69.9%	70.1%
Services	31.8	31.0	30.1	29.9
Total revenues	100.0	100.0	100.0	100.0
Costs and operating expenses:(1)
Cost of revenues – products (2)	19.0	21.2	19.1	21.7
Cost of revenues – services	2.9	3.5	3.3	3.6
Research and development	22.7	24.2	22.2	26.0
Sales and marketing	30.1	31.3	30.1	33.9
General and administrative	14.7	12.9	14.3	14.6
Amortization of intangible assets	8.2	9.6	8.5	10.7
Acquisition and other related costs	—	0.5	0.2	1.0
Restructuring	—	4.1	(0.1)	2.6
Total costs and operating expenses	97.6	107.3	97.6	114.1
Income (loss) from operations	2.4	(7.3)	2.4	(14.1)
Interest income and other, net	(0.2)	(0.1)	(0.2)	0.2
Interest expense	(1.8)	(1.7)	(1.8)	(1.7)
Income (loss) before income taxes	0.4	(9.1)	0.4	(15.6)
Income tax (benefit) expense	(2.8)	(2.7)	0.5	(3.2)
Net income (loss)	3.2%	(6.4)%	(0.1)%	(12.4)%

(1) Stock-based compensation included in:
Cost of revenues – products	—%	0.1%	0.1%	0.1%
Cost of revenues – services	—	—	—	—
Research and development	1.1	1.4	1.3	1.5
Sales and marketing	0.9	0.6	0.9	1.2
General and administrative	1.4	0.7	1.5	0.5
(2) Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of 5.1% for both the three and nine months ended September 30, 2015, and 5.6% and 6.7% for the three and nine months ended September 30, 2014, respectively, which is included in Amortization of intangible assets.

Comparison of Three Months Ended September 30, 2015 and 2014

Revenues. During the three months ended September 30, 2015, total revenues increased 10.4% to $125.9 million from the $114.0 million recorded in the three months ended September 30, 2014.

The following table presents revenue by product line (in thousands):

	Three months ended September 30,
	2015	2014
Product Revenues	$62,676	$56,686
Service Revenues	29,828	27,424
Total Network Test Solutions Revenues	92,504	84,110

Product Revenues	23,185	22,011
Service Revenues	10,198	7,876
Total Network Visibility Solutions Revenues	33,383	29,887
Total Revenues	$125,887	$113,997

During the three months ended September 30, 2015, revenues from our Network Test Solutions product line increased 10.0% to $92.5 million compared to $84.1 million recorded in the three months ended September 30, 2014. This increase in revenue for Network Test Solutions was principally driven by an increase in product revenues, which was primarily due to a higher volume of shipments of our high speed Ethernet interface cards.

During the three months ended September 30, 2015, revenues from our Network Visibility Solutions product line increased 11.7% to $33.4 million compared to $29.9 million recorded in the three months ended September 30, 2014. This increase in revenue for Network Visibility Solutions was driven primarily by an increase in revenues recognized on technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 21.9% during the three months ended September 30, 2015 compared to 24.7% in the three months ended September 30, 2014. This percentage decrease was primarily due to the realization of higher gross margins on certain of our products in the three month period ended September 30, 2015, and to a lesser extent, incremental operating leverage associated with relatively fixed indirect costs and higher revenues.

Research and Development. During the three months ended September 30, 2015, research and development expenses increased 3.4% to $28.5 million compared to $27.6 million in the three months ended September 30, 2014. This increase was primarily due to increased bonus accruals in the current year period, partially offset by decreases in salaries and facilities costs, primarily attributable to cost reductions from our 2014 restructuring activities, and decreases in consulting costs.

Sales and Marketing. During the three months ended September 30, 2015, sales and marketing expenses increased 6.4% to $37.9 million compared to $35.6 million in the three months ended September 30, 2014. This increase was primarily due to higher sales commissions and bonus accruals in the current year period, partially offset by lower base salaries and facilities costs attributable to cost reductions from our 2014 restructuring activities.

General and Administrative. During the three months ended September 30, 2015, general and administrative expenses increased 25.6% to $18.5 million compared to $14.7 million in the three months ended September 30, 2014. This increase was primarily due to increased bonus accruals, stock-based compensation and increases in professional fees related to material weakness remediation activities.

Amortization of Intangible Assets. During the three months ended September 30, 2015, amortization of intangible assets decreased to $10.4 million compared to $10.9 million in the three months ended September 30, 2014. This decrease was primarily due to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Costs. During the three months ended September 30, 2015, acquisition and other related costs decreased 106.4% to a credit of approximately $37,000 compared to approximately $582,000 in expense in the three months ended September 30, 2014. Acquisition and other related costs primarily relate to integration activities and other related costs associated with our December 2013 acquisition of Net Optics. The credit recorded in the three months ended September 30, 2015 resulted from the final settlement of certain accrued acquisition and other related costs at amounts less than their initial estimate.

Restructuring. During the three months ended September 30, 2015, restructuring costs were approximately $34,000. Restructuring costs for the three months ended September 30, 2014 were approximately $4.6 million and were primarily related to expenses for employee termination benefits, consisting of severance and other employee related costs, and lease termination costs associated with the 2014 Corporate Restructuring. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net. During the three months ended September 30, 2015, interest income and other, net was an expense of approximately $313,000 compared to an expense of approximately $99,000 for the three months ended September 30, 2014. The increase was primarily due to higher foreign currency translation losses incurred during the three months ended September 30, 2015.

Interest Expense. During the three months ended September 30, 2015, interest expense, including the amortization of debt issuance costs, was $2.3 million compared to $1.9 million for the three months ended September 30, 2014. This increase was due to interest expense on our Term Loan, which was advanced to us in March 2015, and the write-off of debt issuance costs related to our repurchase of a portion of the outstanding Notes in July 2015.

Income Tax Expense (Benefit). During the three months ended September 30, 2015, income tax benefit was approximately $3.5 million on pre-tax income of $0.5 million, or an effective rate of (692.1)%, compared to an income tax benefit of $3.0 million, or an effective rate of 29.3%, for the three months ended September 30, 2014. Our effective income tax rate differs from the statutory rate because of significant permanent differences, including intercompany royalties and stock-based compensation.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenues. During the nine months ended September 30, 2015, total revenues increased 12.2% to $378.5 million from the $337.3 million recorded in the nine months ended September 30, 2014.

The following table presents revenue by product line (in thousands):

	Nine months ended September 30,
	2015	2014
Product Revenues	$195,118	$179,265
Service Revenues	85,534	78,044
Total Network Test Solutions Revenues	280,652	257,309

Product Revenues	69,453	56,990
Service Revenues	28,354	22,953
Total Network Visibility Solutions Revenues	97,807	79,943
Total Revenues	$378,459	$337,252

During the nine months ended September 30, 2015, revenues from our Network Test Solutions product line increased 9.1% to $280.7 million compared to $257.3 million recorded in the nine months ended September 30, 2014. This increase was primarily driven by a higher volume of shipments of our high speed Ethernet interface cards and secondarily to higher revenue recognized from technical support, warranty and software maintenance services.

During the nine months ended September 30, 2015, revenues from our Network Visibility Solutions product line increased 22.3% to $97.8 million compared to $79.9 million recorded in the nine months ended September 30, 2014. This increase in revenue for Network Visibility Solutions was driven by a higher volume of shipments of both our Net Optics and Anue products and higher revenue recognized from technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 22.4% during the nine months ended September 30, 2015 compared to 25.3% in the nine months ended September 30, 2014. This percentage decrease was primarily due to (i) the realization of higher gross margins on certain of our products in the nine month period ended September 30, 2015, (ii) the step up in basis of inventory after the Net Optics acquisition in December 2013, which led to higher product costs in the nine months ended September 30, 2014 and, by comparison, a drop in product costs as a percentage of revenues in the nine months ended September 30, 2015, and (iii) incremental operating leverage associated with relatively fixed indirect costs and higher revenues.

Research and Development. During the nine months ended September 30, 2015, research and development expenses decreased 4.3% to $83.9 million compared to $87.7 million in the nine months ended September 30, 2014. This decrease was due to lower salaries and related expenses and facilities expenses, primarily attributable to cost reductions from our 2014 restructuring activities, and decreases in consulting and prototype development costs. These decreases were partially offset by an increase in expense related to bonus accruals in the current year period.

Sales and Marketing. During the nine months ended September 30, 2015, sales and marketing expenses decreased 0.4% to $113.9 million compared to $114.4 million in the nine months ended September 30, 2014. This decrease was primarily driven by lower salaries and related expenses and facilities expenses, primarily attributable to cost reductions from our 2014 restructuring activities, which were partially offset by increases in expenses related to bonus accruals in the current year and higher commissions.

General and Administrative. During the nine months ended September 30, 2015, general and administrative expenses increased 10.1% to $54.3 million compared to $49.3 million in the nine months ended September 30, 2014. This increase was due to higher stock-based compensation and higher bonus accruals, partially offset by lower legal fees related to a reduction in costs associated with our 2014 internal investigations and in fees incurred in connection with the securities class action against us and certain of our current and former officers and directors as well as shareholder derivative actions.

Amortization of Intangible Assets. During the nine months ended September 30, 2015, amortization of intangible assets decreased to $32.2 million, compared to $36.0 million in the nine months ended September 30, 2014. This decrease was primarily due to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Costs. During the nine months ended September 30, 2015, acquisition and other related costs decreased 80.9% to approximately $646,000 compared to $3.4 million in the nine months ended September 30, 2014.  Acquisition and other related costs for the nine months ended September 30, 2015 and 2014 primarily related to integration activities and other related costs associated with the December 2013 acquisition of Net Optics.

Restructuring. During the nine months ended September 30, 2015, restructuring costs were a net credit of approximately $527,000 due primarily to the receipt of insurance settlement proceeds related to costs previously charged to the Restructuring line item on our condensed consolidated statements of operations and the impact of a favorable lease buyout. Restructuring costs for the nine months ended September 30, 2014 of $8.7 million were primarily related to expenses for employee termination benefits, consisting of severance and other employee related costs, and lease termination costs associated with the Net Optics and 2014 Corporate Restructurings. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Interest Income and Other, Net. During the nine months ended September 30, 2015, interest income and other, net was an expense of approximately $592,000 compared to income of approximately $530,000 for the nine months ended September 30, 2014. This decrease in income and increase in expense was primarily due to foreign currency translation losses incurred during the nine months ended September 30, 2015 as compared to foreign currency translation gains during the nine months ended September 30, 2014.

Interest Expense. During the nine months ended September 30, 2015, interest expense, including the amortization of debt issuance costs, was $6.9 million compared to $5.8 million for the nine months ended September 30, 2014. This increase was primarily due to interest expense on our Term Loan and higher amortization expense for debt issuance costs as a result of our new credit facility, partially offset by lower interest expense related to our Notes as a result of the repurchase of a portion of the outstanding Notes in July 2015.

Income Tax Expense (Benefit). During the nine months ended September 30, 2015, income tax expense was $1.8 million on a pre-tax income of $2.0 million, or an effective rate of 90.2%, compared to an income tax benefit of $10.9 million, or an effective rate of 20.6%, for the nine months ended September 30, 2014. Our effective income tax rate in the current year period is higher than our statutory rate primarily as a result of significant permanent differences, including differences arising due to intercompany royalties and stock-based compensation, on a relatively low pre-tax income amount.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities, including those classified as restricted on our condensed consolidated balance sheet included in this Form 10-Q, increased by $49.1 million to $175.2 million at September 30, 2015 from $126.2 million at December 31, 2014, primarily due to net cash of $74.6 million provided by our operating activities and net borrowings of $38.7 million under our Term Loan, partially offset by the repurchase of $65.0 million of our previously outstanding Notes.

Of our total cash, cash equivalents and marketable securities, $31.2 million and $33.6 million were held outside of the United States in various foreign subsidiaries as of September 30, 2015 and December 31, 2014, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them, including for purposes of repaying our Notes as discussed below. We had no exposure to European sovereign debt as of September 30, 2015 and December 31, 2014.

The following table sets forth our summary cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$74,594	$24,339
Net cash used in investing activities	(26,288)	(22,289)
Net cash (used in) provided by financing activities	(18,949)	6,382

Cash Flows from Operating Activities

Net cash provided by operating activities was $74.6 million during the nine months ended September 30, 2015 and $24.3 million during the nine months ended September 30, 2014. The increase in cash provided by operating activities was primarily due to an increase in net income of $42.1 million as a result of higher revenues in the current year period and the positive impact on cash from net working capital changes of $9.8 million. The positive impact on cash from net working capital changes was primarily a result of increases in accrued expenses and other liabilities, decreases in our inventory balances due to more efficient inventory management and a decrease in income taxes receivable, all of which were partially offset by an increase in accounts receivable driven by higher sales in the current year and a decrease in our deferred revenue balance.

Cash Flows from Investing Activities

Net cash used in investing activities was $26.3 million during the nine months ended September 30, 2015 compared to $22.3 million during the nine months ended September 30, 2014. Net cash used in investing activities for the nine months ended September 30, 2015 was primarily due to the use of $9.7 million for the net purchases of marketable securities and $6.0 million for purchases of property and equipment. In addition, $10.0 million was reclassified from cash to restricted cash in the first quarter of 2015. Net cash used in investing activities for the nine months ended September 30, 2014 was primarily due to the use of $19.4 million for the net purchases of marketable securities and $5.4 million for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $18.9 million during the nine months ended September 30, 2015 compared to net cash provided by financing activities of $6.4 million during the nine months ended September 30, 2014. Net cash used in financing activities for the nine months ended September 30, 2015 was primarily related to the use of $66.2 million for the repayment of debt, partially offset by the receipt of $38.7 million in net borrowings under our Term Loan and $8.6 million in proceeds from the exercise of stock options and employee stock purchase plan options. Net cash provided by financing activities for the nine months ended September 30, 2014 was primarily due to $6.8 million in proceeds from the exercise of stock options and employee stock purchase plan options.

Historically, cash inflows from financing activities have been principally related to proceeds from the exercise of stock options and employee stock purchase plan options. On December 7, 2010, we raised $194 million in net proceeds from the issuance of $200 million in aggregate principal amount of Notes, which mature on December 15, 2015. On March 2, 2015, we entered into the Amended Credit Agreement described above under "Business Overview." As required by the Amended Credit Agreement, we maintain funds advanced under the Term Loan, together with additional cash, cash equivalents and marketable securities, as collateral for the repayment of the Notes (the “Restricted Amounts”). We may only withdraw amounts maintained as Restricted Amounts for the repurchase or repayment of our Notes. As described in Note 4 to our condensed consolidated financial statements included herein, in July 2015, we used funds withdrawn from the Restricted Amounts to fund the repurchase of Notes in the aggregate principal amount of $65 million in a privately negotiated transaction. The repurchase transaction reduced the total amount of the Restricted Amounts required to be maintained under the Amended Credit Agreement from $115 million to $50 million.

We may use the proceeds of the Revolving Credit Facility for (i) working capital, capital expenditures, and general corporate purposes, (ii) share repurchases, (iii) the partial refinancing of our Notes, and/or (iv) acquisitions, in each case as permitted by applicable law and the Amended Credit Agreement. The restrictions on acquisitions as set forth in the Amended Credit Agreement include a restriction that precludes us from funding an acquisition in whole or in part with cash unless we will have, after giving effect to the transaction, cash, cash equivalents and marketable securities, in an amount not less than $75 million in excess of the amount then required to be maintained as Restricted Amounts.

Going forward, we expect our cash flows from financing activities to fluctuate based on (i) the number of exercises of share-based awards, which is partially dependent on the performance of our stock price and (ii) the utilization of our Revolving Credit Facility under the Amended Credit Agreement. If deemed appropriate, and approved by our Board of Directors, we may from time to time: raise capital through additional debt or equity financings; refinance our existing debt; initiate stock buyback programs; and/or repurchase our outstanding Notes.

We believe that our existing balances of cash, cash equivalents, marketable securities, cash flows expected to be generated from our operations, and borrowings advanced and expected to be available under the Amended Credit Agreement, will provide sufficient liquidity to fund our operations and capital requirements for the next 12 months, and to also repay in full our remaining indebtedness under our Notes when they mature in December 2015. We also believe that such resources would be sufficient to satisfy our obligations in the event of any acceleration of our repayment obligations, or requirement that we pay additional interest, under the Notes, or any requirement that we offer to repurchase the Notes prior to their maturity.

We may also seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; there can be no assurance that such funds, if needed, will be available on favorable terms, if at all.

Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various limitations, including the conditions in U.S. capital markets. We are not currently able to sell our securities using short-form registration statements on Form S-3 under the Securities Act of 1933, as amended, due to our late filing with the SEC of certain of our periodic reports for prior periods, including most recently our 2014 Form 10-K. We expect to become eligible to use short-form registration statements on April 1, 2016. If we want to access the capital markets in a registered offering during the period of time that we are unable to use Form S-3, we may experience delays due to having to wait for a regulatory review of a Form S-1 registration statement. Any such delay, or any offering of securities in an unregistered offering, may result in offering terms that may not be advantageous to us, may not allow us to obtain capital in a timely fashion, and would increase our transaction costs.

Our Notes were issued under an indenture dated December 7, 2010 (the "Indenture") that includes various default provisions, which, under certain circumstances, could result in the acceleration of our repayment obligations under the Notes and/or an increase for up to 180 days in the overall interest rate charged on the Notes. Under the Indenture, if we do not cure a default within 60 days after our receipt from the trustee of a notice and unless we obtain a waiver from the holders of more than 50% in aggregate principal amount of the Notes, an “event of default” would occur under the Indenture. An event of default (other than an event of default related to certain events of bankruptcy, insolvency or reorganization) would allow the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes to cause the acceleration of the Notes. An event of default related to certain events of bankruptcy, insolvency or reorganization with respect to the Company would automatically cause the acceleration of the Notes. Upon an event of default relating to any future failure by us to timely file our periodic reports with the trustee under the Indenture and with the SEC, we could, and would intend to, elect that for the first 180 days thereafter (or such lesser amount of time during which the event of default continues), the sole remedy would be the payment to the holders of the Notes of additional interest at an annual rate equal to 0.50%. If upon any such default we elect to pay additional interest and the event of default is not cured within 180 days, or if we do not make such an election when an event of default first occurs, the trustee or the holders of at least 25% in aggregate principal amount of the Notes may declare the principal amount of the Notes to be due and payable immediately. We defaulted in our obligations under the Indenture as a result of our late filings with the trustee and the SEC of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2013, March 31, 2014, and June 30, 2014, and of our Annual Report on Form 10-K for the year ended December 31, 2013. All such defaults were cured on or before September 15, 2014. As a result of the one default that became an event of default following the expiration of the 60-day cure period, we elected to pay additional interest for the one-day period before the event of default was cured.

Safe Harbor under the Private Securities Litigation Reform Act of 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may be deemed to be forward-looking statements within the meaning of the Exchange Act, and are subject to the safe harbor created by that Section. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties, as well as other factors, may cause our future results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could cause the actual results to differ materially from those expressed or implied in such forward-looking statements include, among others: our success in developing, producing and introducing new products and in keeping pace with the rapid technological changes that characterize our market; our success in developing new sales channels and customers; market acceptance of our products; competition; changes in the global economy and in market conditions; consistency of orders from significant customers; our success in leveraging our intellectual property portfolio, expertise and market opportunities; our expectations regarding the transition into Software Defined Networks (SDN), Network Functions Virtualization (NFV) and virtualized networks; recent changes in management; material weaknesses in our internal controls; any future default under the Amended Credit Agreement or under the Indenture governing our Notes; the securities class action and shareholder derivative action currently pending against us and certain of our current and former officers and directors; the pending SEC investigation; the 2013 and 2014 restatements of certain of our prior period financial statements and any future restatement of our prior period financial statements; our ability to timely file our periodic reports with the SEC; the risk that that anticipated benefits and synergies of our 2012 acquisitions of Anue and BreakingPoint and our 2013 acquisition of Net Optics, will not be realized; war, terrorism, political unrest, natural disasters, cybersecurity attacks and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain and/or impact the delivery of our products. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our 2014 Form 10-K, in Part I, Item 1A, “Risk Factors,” and in our other filings with the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our chief executive officer ("CEO") and our chief financial officer ("CFO"), of the effectiveness, as of the end of the period covered by this report (i.e., as of September 30, 2015), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures, as of September 30, 2015, were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of September 30, 2015 and the material weaknesses in our internal control over financial reporting that are identified in Part II, Item 9A of our 2014 Form 10-K, and that are discussed below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Form 10-Q and (ii) the condensed consolidated financial statements, and other financial information, included in this Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in our 2014 Form 10-K, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 because of certain material weaknesses in our internal control over financial reporting as of December 31, 2014. As of September 30, 2015, material weaknesses still exist in our internal controls as a result of the following control deficiencies:

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

•
Revenue Recognition – Our internal controls were not designed to: (i) appropriately identify each deliverable, including those deliverables within related orders, to allocate the arrangement consideration and assess the accounting impact of certain multiple-element sales arrangements, (ii) ensure that vendor specific objective evidence (VSOE) and best estimate of selling price (BESP) used to allocate arrangement consideration were properly determined, applied and documented, (iii) properly identify and account for arrangements that included payment terms that extended beyond our customary terms, and (iv) ensure proper cut-off for certain transaction types. We have also insufficiently trained our sales force and other personnel involved in the sales process with respect to our revenue recognition policies and procedures. In addition, we have not adequately designed controls to ensure the proper assessment of sales arrangements documented in foreign languages. As a result of these design defects, our policies and controls related to our revenue recognition practices were not effective in ensuring that revenue was properly accounted for. In addition, we lacked appropriate controls to ensure the completeness and accuracy of data within certain data warehouse reports used to support the revenue recognition process. We also did not have effective general information technology controls around the data warehouse and licensing systems.

The control deficiencies described above could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute material weaknesses.

Remediation Efforts to Address Material Weaknesses

As reported in our 2014 Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. If not remediated, the material weaknesses in our internal controls could result in material misstatements in our financial statements. Our Board of Directors and management take internal controls over, and the integrity of, our financial statements seriously and believe that the remediation steps described below are essential to maintaining strong and effective internal controls over financial reporting and a strong internal control environment. The following steps are among the measures that will be implemented as soon as practicable after the date of this filing to address our material weaknesses:

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

•	We are in the process of completing a formal fraud risk assessment as part of our overall risk assessment process to ensure fraud risks are considered and adequately mitigated.

Revenue Recognition

•
We are currently enhancing the documentation, oversight and monitoring of accounting policies and procedures relating to revenue recognition, including those around cutoff, allocation of arrangement consideration, VSOE, and BESP. We are in the process of refining and enhancing a review checklist and extensive process for all sales arrangements that will help to ensure that all deliverables within a multiple-element sales arrangement have been properly identified and accounted for.

•	We are in the process of enhancing our general information technology controls over our data warehouse and licensing systems and plan to implement the enhanced controls by the end of 2015.

The Audit Committee continues to monitor the implementation of the remediation efforts set forth above. We are committed to maintaining a strong internal control environment, and believe that these remediation actions represent or, to the extent they are not fully implemented, will represent significant improvements in our controls. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As reported in our 2014 Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, we previously identified a material weakness in our in our internal controls over manual journal entries. As of September 30, 2015, we have remediated this previously reported material weakness as a result of the following remedial actions:

•	Management has designed internal controls over manual journal entries to ensure the appropriate level of approval and evidence of the appropriate journal entry supporting documentation.

•
We provided training to personnel recording and reviewing manual journal entries to ensure consistent compliance with our policies and controls over the preparation and review of manual journal entries.

•
Management has tested the operating effectiveness of controls over the manual journal entry process and has concluded that they are functioning properly. Management will continue to monitor compliance with the prescribed protocols on an on going basis.

During the quarter ended September 30, 2015, we made the following additional changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting:

•
We developed and implemented an independent internal audit function and developed a risk-based internal audit plan for the Company to improve monitoring controls necessary to detect circumstances in which management might override controls or deviate from expected standards of conduct, as well as to assess and monitor compliance with internal controls over financial reporting.

•
We enhanced the deal desk function that we established in December 2013 to detect and then direct non-standard sales transactions, proposed or executed, to a central location where revenue recognition personnel will assess them and then account for the related revenues accordingly. We refined and formally documented deal desk procedures to improve deal desk communication with sales, technical support, order management, legal, and operations personnel regarding sales transactions, proposed or executed, to proactively identify non-standard sales transactions.

•	We have also implemented a process to review and assess sales arrangements that are documented in foreign languages.

•
We completed the implementation of a global training program for executives and for finance, accounting, operations, sales, and other personnel involved in the sales process to enhance awareness and understanding of our revenue recognition policies and procedures.

•	We completed the implementation of an annual revenue recognition training program and completed training for personnel who are required to sign quarterly representation letters.

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

IXIA

Date:	November 6, 2015	By:	/s/ Bethany Mayer
Bethany Mayer President and Chief Executive Officer

Date:	November 6, 2015	By:	/s/ Brent Novak
Brent Novak Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by reference from a previous filing, or filed or furnished herewith, as indicated below

10.1
Second Amendment to Amended and Restated Credit Agreement dated as of September 30, 2015, by and among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL LLC, and VeriWave, Inc., as the Guarantors, Silicon Valley Bank, as Administrative Agent, and the Lenders Party Thereto
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the Commission on October 5, 2015

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
Furnished herewith

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*
The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, (iii) unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, and (v) notes to unaudited condensed consolidated financial statements.