Form 10-K/A
period 2015-12-31
IXIA
filed 2016-05-05
CIK 1120295

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 of Ixia (the “Company,” “Ixia,” “our,” “us,” or “we”) filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original Filing”) solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in such items to be incorporated in a Form 10-K by reference from a definitive proxy statement filed no later than 120 days after an issuer’s fiscal year-end.

This Amendment amends and restates Part III of the Original Filing (Items 10 through 14) in its entirety and amends Part IV, Item 15 of the Original Filing to add Exhibits 31.3 and 31.4 filed herewith. The cover page of the Original Filing is also amended to delete the reference to the incorporation by reference from our definitive proxy statement.

Except as provided above, this Amendment does not amend or update any information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings with the SEC subsequent to the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of our directors, and certain information about them as of April 1, 2016, are set forth below:

Name	Age	Position(s) with the Company	Director Since
Laurent Asscher	46	Director	2008
Ilan Daskal	50	Director	2015
Jonathan Fram	59	Director	2005
Errol Ginsberg	60	Chairman of the Board and Chief Innovation Officer	1997
Gail Hamilton	66	Director	2005
Bethany Mayer	54	Director, President, and Chief Executive Officer	2014

Mr. Asscher has been a director of the Company since October 2008. Since February 2005, he has served as a director, and from February 2005 until August 2013, he served as the President and Chief Executive Officer, of Airtek Capital Group, S.A., a privately held equity investment firm based in Brussels, Belgium. He currently serves on the boards of directors of several privately held technology companies and on the board of directors of Orolia SA, a French public company.

Mr. Daskal has been a director of the Company since June 2015. Since April 1, 2016, Mr. Daskal has served as the Chief Financial Officer designee and Executive Vice President of SunEdison, Inc., a global renewable energy development company. Prior to joining SunEdison, Mr. Daskal served as the interim Chief Financial Officer of Aricent Inc., a product engineering services company. From April 2015 to August 2015, Mr. Daskal served as Chief Financial Officer and Executive Vice President of Cepheid, a molecular diagnostics company. From October 2008 to January 2015, he served as the Chief Financial Officer and Executive Vice President of International Rectifier Corporation, a power management semiconductor company. Mr. Daskal is also a director of TerraForm Power, Inc. and TerraForm Global, Inc., both of which are public, controlled subsidiaries of SunEdison. SunEdison filed a petition under Chapter 11 of the United States Bankruptcy Code on April 21, 2016.

Mr. Fram has been a director of the Company since July 2005. Since October 2010, Mr. Fram has served as Chief Executive Officer of Nularis, Inc., a distributor of energy efficient lighting products. Mr. Fram’s prior experience includes serving as a managing partner of venture capital firms from 2006 until 2010.

Mr. Ginsberg has been a director of the Company since May 1997, and became the Chairman of our Board in January 2008. Mr. Ginsberg served as the Company’s President from May 1997 until September 2007 and as the Company’s Chief Executive Officer from September 2000 until March 2008. In March 2008, Mr. Ginsberg became our Chief Innovation Officer. He held the additional position of Acting Chief Executive Officer from October 2013 until September 2014. Mr. Ginsberg has also served on the boards of directors of several privately held technology companies.

Ms. Hamilton has been a director of the Company since July 2005. From March 2000 until her retirement in January 2005, Ms. Hamilton held various senior officer positions at Symantec Corporation, an infrastructure software and services provider. Ms. Hamilton also serves as a member of the Boards of Directors of Arrow Electronics, Inc., Open Text Corporation, and Westmoreland Coal Company.

Ms. Mayer has been a director of the Company, and has served as the Company’s President and Chief Executive Officer, since September 2014. From February 2014 until September 2014, she served as Senior Vice President and General Manager of the Network Functions Virtualization (NFV) business of Hewlett-Packard Company (“HP”), a multinational information technology company. From May 2011 until May 2014, Ms. Mayer served as Senior Vice President and General Manager of HP’s Networking Business unit. From March 2010 until May 2011, Ms. Mayer served as Vice President, Marketing and Alliances for HP’s Enterprise Servers, Storage and Networking Group.

The Board of Directors of the Company (the “Board”) and the Nominating and Corporate Governance Committee of the Board believe that the background and experience of the Company’s current Board members provide the Company with the perspectives and judgment needed to provide the necessary guidance and oversight of the Company’s business and strategies. The Board and the Nominating and Corporate Governance Committee considered the experience, qualifications, and skills of each of our current directors, in light of the Company’s business and structure, in concluding that such person should serve as a member of the Board. The experience, qualifications, and skills of each director that led to the Board’s and the Nominating and Corporate Governance Committee’s conclusion that such director should serve on the Board include:

Laurent Asscher

•	Investor and shareholder in several public and privately held technology companies, including Ixia

•	Outside board experience as a director in several privately held and public technology companies

•	Executive, business, and operational experience as former President and Chief Executive Officer of Airtek Capital Group, S.A.

Ilan Daskal

•	Executive, business, financial, and operational experience as the principal financial officer of public technology companies including International Rectifier Corporation

•	Experience as a certified public accountant in Israel

•	Outside board experience as a director of a privately held company

Jonathan Fram

•	Executive, business, and operational experience as the principal executive officer of Nularis, Inc. and previously as the president of a technology company

•	Investment experience as a former managing partner of venture capital funds and as an investor in start-up companies

•	Outside board experience as a former director of Marchex, Inc.

•	Financial experience as a former securities analyst

Errol Ginsberg

•	Executive, business, and operational experience in technology companies, including as a founder and former President and Chief Executive Officer of Ixia and as the Company’s current Chief Innovation Officer and Chairman of the Board

•	Outside board experience as a director of several privately held technology companies

•	Substantial knowledge of the network equipment manufacturing and the telecommunications industries

Gail Hamilton

•	Executive, business, and operational experience as a former senior executive of Symantec Corporation

•	Outside board experience as a director of public and privately held companies

•	Audit committee and compensation committee experience, including as Chair of Ixia’s Compensation Committee

•	Strategic planning and business development experience at public technology companies

Bethany Mayer

•	Executive, business, and operational experience as a senior executive at public technology companies, including as the current President and Chief Executive Officer of Ixia and as a former senior executive at HP

•	Strategic planning and business development experience at public and privately held technology companies

•	Substantial knowledge of the network equipment manufacturing and the telecommunications industries

Executive Officers

Our executive officers and certain information about them as of April 1, 2016 are described below:

Name	Age	Position(s)
Bethany Mayer	54	President and Chief Executive Officer
Errol Ginsberg	60	Chief Innovation Officer
Dennis J. Cox	43	Chief Product Officer
Marie Hattar	48	Chief Marketing Officer
Brent T. Novak	44	Chief Financial Officer
Alexander J. Pepe	54	Chief Operating Officer
Matthew S. Alexander	43	Senior Vice President, General Counsel, and Corporate Secretary
Walker H. Colston, II	55	Senior Vice President, Support
Hans-Peter Klaey	55	Senior Vice President, Global Sales
Christopher L. Williams	55	Senior Vice President, Human Resources

The Board appoints our executive officers, who then serve at the discretion of the Board. For information concerning Ms. Mayer and Mr. Ginsberg, see “Election of Directors — Nominees” above.

Mr. Cox joined Ixia in connection with the Company’s August 2012 acquisition of BreakingPoint Systems, Inc. (“BreakingPoint”), a provider of application and security test solutions for converged IP and wireless networks. From August 2012 until May 2013, Mr. Cox served as Vice President, Security and Applications of BreakingPoint. In June 2013, Mr. Cox became Ixia’s Chief Product Officer and, in January 2015, Mr. Cox was appointed as an executive officer in that position. Prior to the Company’s acquisition of BreakingPoint, Mr. Cox served as the Chief Technology Officer of BreakingPoint from August 2005 until August 2012.

Ms. Hattar joined Ixia as Chief Marketing Officer in June 2015. From May 2014 to May 2015, Ms. Hattar served as the Chief Marketing Officer of Check Point Software Technologies Ltd., a provider of IT security products. From March 2005 until April 2014, Ms. Hattar held various senior marketing positions at Cisco Systems, Inc., a multinational technology company that designs, manufactures, and sells networking equipment, where she most recently served as Vice President, Global Marketing Campaigns, Planning and Programs from 2012 to 2014, as Vice President, Enterprise Segment Marketing from 2011 to 2012, and as Vice President, Borderless Networks Marketing from 2008 to 2011.

Mr. Novak joined Ixia as Senior Director, Finance in April 2004. Mr. Novak served in that position until August 2006, at which time he became Vice President, Finance. Mr. Novak was appointed to the additional position of Acting Chief Financial Officer in March 2014 and served as Acting Chief Financial Officer and Vice President, Finance until September 2014, at which time he was appointed as Ixia’s Chief Financial Officer.

Mr. Pepe joined Ixia in connection with the Company’s June 2012 acquisition of Anue Systems, Inc. (“Anue Systems”), a provider of converged IP and wireless network test and visibility solutions. From June 2012 until August 2013, Mr. Pepe served as Senior Vice President and General Manager of Anue Systems. In August 2013, he became Ixia’s Senior Vice President, Strategy. He served in that position until he was appointed as Ixia’s Chief Operating Officer in October 2013. Prior to the Company’s acquisition of Anue Systems, Mr. Pepe served as President and Chief Operating Officer of Anue Systems from September 2011 until February 2012, at which time he was appointed President and Chief Executive Officer of Anue Systems until its June 2012 acquisition by Ixia. Prior to joining Anue Systems, Mr. Pepe was the President of AIP Consulting LLC, a business consulting firm, from April 2011 until September 2011. From February 2005 until April 2011, Mr. Pepe served in various senior vice president positions at Freescale Semiconductor, a manufacturer of microcontrollers, microprocessors, and semiconductors, and was responsible for operations, manufacturing, procurement, and supply chain systems.

Mr. Alexander served as a consultant to Ixia from April 2009 until October 2009, at which time he joined the Company as Deputy General Counsel. Mr. Alexander was appointed to the additional position of Assistant Corporate Secretary in July 2014. He served in those positions until January 2015, at which time he was appointed Vice President, General Counsel, and Corporate Secretary of the Company. In February 2015, Mr. Alexander was appointed Senior Vice President, General Counsel, and Corporate Secretary of the Company. Mr. Alexander also worked at Ixia from October 2004 until July 2007, serving as Senior Corporate Counsel from October 2004 until May 2007 and as Assistant General Counsel from May 2007 until July 2007.

Mr. Colston joined Ixia as Senior Director, Engineering Operations in June 2003. He served as the Company’s Vice President, Engineering Operations from June 2004 until November 2010 and was designated an executive officer in that position in June 2006. Mr. Colston served as the Company’s Vice President, Global Customer Delight from November 2010 until June 2013, at which time he became Vice President, Support. Mr. Colston was appointed Senior Vice President, Support of the Company in February 2015.

Mr. Klaey joined Ixia as Senior Vice President, Global Sales in March 2015. From July 2014 until February 2015, Mr. Klaey served as an advisor to Balluun AG, a technology provider for the trade show industry. From February 2011 until June 2014, Mr. Klaey served as Senior Vice President, Global Field Organization, of HP’s Software division. In that position, Mr. Klaey managed the worldwide sales, customer service, and customer support organization for the HP Software division.

Mr. Williams joined the Company as Vice President, Human Resources in August 2008. He was appointed Senior Vice President, Human Resources of the Company in February 2015.

There is no family relationship between any executive officer or director of the Company and any other executive officer or director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who beneficially own more than ten percent of our Common Stock (“ten percent shareholders”) to file initial reports of ownership of our Common Stock and reports of changes in ownership of our Common Stock with the SEC. These persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such reports (including any amendments thereto) furnished to us and on written representations from our executive officers and directors, we believe that all reports required to be filed by our directors, officers, and ten percent shareholders in accordance with Section 16(a) were filed on a timely basis during 2015; provided, however, that in February 2016, Errol Ginsberg filed a Form 5 for the late reporting of one transaction (i.e., a gift of 1,500 shares) that had not been previously reported.

Code of Ethics

We have adopted a Code of Ethics for our Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Audit Committee

The Audit Committee of the Board is currently comprised of Ilan Daskal (Chairman), Jonathan Fram, and Gail Hamilton. The Board has determined that Messrs. Daskal and Fram qualify as audit committee financial experts within the meaning of applicable SEC regulations.

Item 11. Executive Compensation

Compensation of Directors

Director Compensation Paid for 2015

The following table shows compensation information for Ixia’s non-employee directors for 2015:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Laurent Asscher	65,000	64,392	99,998	229,390
Ilan Daskal(4)	37,500	77,340	100,002	214,842
Jonathan Fram	89,500	64,392	99,998	253,890
Gail Hamilton	91,000	64,392	99,998	255,390

(1)	Only non-employee members of the Board are eligible to receive compensation for serving on the Board. Mr. Ginsberg and Ms. Mayer served as executive officers of the Company while serving as members of the Board in 2015. Information concerning the compensation paid to Mr. Ginsberg and Ms. Mayer as executive officers is set forth in the “Summary Compensation Table” below. They did not receive any additional compensation for 2015 as members of the Board.

(2)	Amounts shown reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, of the restricted stock units granted to (i) Messrs. Asscher and Fram and Ms. Hamilton in June 2015 in connection with their re-election to the Board at our June 2015 Annual Meeting of Shareholders and (ii) Mr. Daskal in August 2015 in connection with his initial appointment to the Board in June 2015. Such amounts are not necessarily indicative of the compensation that our directors will actually realize. The grant date fair value of each restricted stock unit award is measured based on the closing sales price of our Common Stock on the date of grant as reported on the Nasdaq Global Select Market (i.e., $12.58 for the grants to Messrs. Asscher and Fram and Ms. Hamilton and $15.55 for the grant to Mr. Daskal). As of December 31, 2015, each of Messrs. Asscher and Fram and Ms. Hamilton held 3,975 unvested restricted stock units, and Mr. Daskal held 3,216 unvested restricted stock units.

(3)

Amounts shown reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the nonstatutory stock options granted to (i) Messrs. Asscher and Fram and Ms. Hamilton in June 2015 in connection with their re-election to the Board at our June 2015 Annual Meeting of Shareholders and (ii) Mr. Daskal in August 2015 in connection with his initial appointment to the Board in June 2015. Such amounts are not necessarily indicative of the compensation that our directors will actually realize. The grant date fair value of each option is estimated based on the fair value on the date of grant using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of our options are set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016. As of December 31, 2015, each of Messrs. Asscher and Fram held nonstatutory stock options to purchase a total of 61,000 shares, Ms. Hamilton held nonstatutory stock options to purchase a total of 53,500 shares, and Mr. Daskal held nonstatutory stock options to purchase a total of 15,000 shares.

(4)	Mr. Daskal was appointed to the Board and as a member and Chairperson of the Audit Committee on June 26, 2015.

The table below sets forth the amounts that, since April 2013, we have paid and continue to pay to our non-employee directors as quarterly retainers:

Non-Employee Director Retainer Amounts

	Board of Directors		Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Quarterly Retainer (non-Chair)	$12,500		$2,500	$2,500	$1,500
Quarterly Retainer (Chair)	0	*	$6,250	$6,250	$3,000

*	Mr. Ginsberg currently serves as Chairman of the Board, but he does not receive any retainer or other compensation as Chairman of the Board because he is also an officer and employee of the Company.

No attendance fees are payable to Board or committee members for attending a Board or committee meeting. Mr. Ginsberg and Ms. Mayer do not receive any cash, equity, or other compensation for serving as members of the Board because they are both officers and employees of the Company and, as a result, are not eligible to receive any compensation as Board members.

The total amount of cash compensation paid to all non-employee directors for 2015 was $283,000. We also reimburse all directors for reasonable expenses incurred in connection with attending Board and committee meetings.

Our non-employee directors are eligible to be awarded equity incentives under our Second Amended and Restated Ixia 2008 Equity Incentive Plan. In June 2015, upon the recommendation of the Compensation Committee, the Board awarded 7,949 restricted stock units and 15,000 nonstatutory stock options to each non-employee director who was re-elected at our 2015 Annual Meeting held on June 1, 2015 (i.e., Messrs. Asscher and Fram and Ms. Hamilton). Each director’s restricted stock units vest and the shares covered thereby are automatically issued in four substantially equal installments over approximately one year following the date of grant as long as the director remains a member of the Board. The nonstatutory stock options have an exercise price per share of $12.58 and vest and become exercisable in four equal installments over approximately one year following the date of grant as long as the director remains a member of the Board. The options have a term of seven years.

In August 2015, upon the recommendation of the Compensation Committee, the Board awarded 6,431 restricted stock units and 15,000 nonstatutory stock options to Mr. Daskal, who was appointed to the Board on June 26, 2015. Mr. Daskal’s restricted stock units vest and the shares covered thereby are automatically issued in four substantially equal installments over approximately nine months following the date of grant as long as he remains a member of the Board. The nonstatutory stock options have an exercise price per share of $15.55 and vest and become exercisable in four equal installments over approximately nine months following the date of grant as long as Mr. Daskal remains a member of the Board. The options have a term of seven years.

The Board will consider and is expected to approve the award of additional equity incentives to its non-employee directors at the Board meeting scheduled to be held following and on the date of our upcoming Annual Meeting of Shareholders scheduled to be held on June 2, 2016. The Compensation Committee has recommended that such awards for each director consist of (i) restricted stock units having a value of approximately $100,000, calculated based on the closing sales price of our Common Stock on the date of grant as reported on the Nasdaq Global Select Market, and (ii) nonstatutory stock options to purchase 15,000 shares of the Company’s Common Stock, with such options having a seven-year term and an exercise price equal to the closing sales price of our Common Stock on the date of grant as reported on the Nasdaq Global Select Market. The restricted stock unit and option awards are expected to vest in four equal or substantially equal quarterly installments over a period of approximately one year following the date of grant.

Stock Ownership Guidelines

In March 2011, the Board adopted stock ownership guidelines to more closely align the interests of our directors with those of our shareholders. The guidelines require each non-employee director to acquire and hold shares of Ixia Common Stock having a value not less than five times the value of his or her annual Board retainer (i.e., five times $50,000, or $250,000). The Company does not currently have any equity ownership requirements for its executive officers or employee directors. As of April 1, 2016, all of our non-employee directors other than Mr. Daskal met the stock ownership guidelines. We expect that Mr. Daskal, who joined our Board in June 2015, will acquire the requisite ownership interest within the next several years, although there is no deadline by which he must do so. There is no requirement that a director, officer, or employee hold any shares acquired upon the exercise of a stock option or issued upon the vesting of a restricted stock unit for any specified period of time following such exercise or vesting.

Compensation Discussion and Analysis

Introduction

This “Compensation Discussion and Analysis” describes the principles and objectives of our executive compensation program and contains a discussion and analysis of the compensation including base salary, cash bonuses, equity incentives, and benefits paid to our named executive officers identified in the “Summary Compensation Table” beginning on page 27 of this report. The executive officers identified in the “Summary Compensation Table” included in this report are collectively referred to as our “named executive officers.” For 2015, our named executive officers are:

Named Executive Officer	Title
Bethany Mayer	President and Chief Executive Officer
Brent T. Novak	Chief Financial Officer
Errol Ginsberg	Chief Innovation Officer
Dennis J. Cox	Chief Product Officer
Hans-Peter Klaey	Senior Vice President, Global Sales

The remainder of this “Compensation Discussion and Analysis” is divided into the following sections:

Executive Summary	Page 8
2015 Company Performance	Page 8
Pay-for-Performance Alignment	Page 9
CEO Compensation	Page 11
Shareholder Advisory Vote on Executive Compensation	Page 11
Compensation Philosophy and Objectives	Page 12
Compensation Process	Page 12
Compensation Components	Page 14
Base Salary	Page 14
Cash Bonuses	Page 16
Equity Incentives	Page 18
Severance and Change-in-Control Benefits	Page 23
Other Benefits	Page 25
Risk Assessment	Page 25
Deductibility of Compensation	Page 26

Executive Summary

2015 Company Performance

Ixia delivered a solid financial performance in 2015, with strong revenue and income growth. The Company reported $516.9 million in total revenue for 2015, which was an 11.3% increase over the $464.5 million reported for 2014. The Company also reported GAAP net income of $6.0 million for 2015, compared with a GAAP net loss of $41.6 million for 2014.

Ixia’s overall financial performance in 2015 greatly exceeded its internal strategic plan set before the start of the year, and that plan was challenging. Ixia achieved these results primarily by extending its technology lead and growing its market share in the network test solutions (NTS) market, while further improving its financial discipline. Ixia’s NTS product and service sales accounted for 74.8% of the Company’s total revenue in 2015. The Company reported $386.6 million in revenue from NTS product and service sales in 2015, which was a 11.8% increase over the $345.7 million reported for 2014. Ixia’s sale of network visibility solutions (NVS) products and services accounted for the remaining 25.2% of the Company’s total revenue in 2015. The Company reported $130.3 million in revenue from NVS product and service sales in 2015, which was a 9.7% increase over the $118.8 million reported for 2014. The Company’s double-digit sales growth rate, coupled with its disciplined spending, allowed the Company to generate $98.8 million in cash flows from operations in 2015, which was an 159.5% increase over the $38.1 million generated in 2014.

The 2015 fiscal year was the Company’s first full year under the leadership of Bethany Mayer as our President and Chief Executive Officer, and the first full year with Brent Novak as our Chief Financial Officer. Ms. Mayer was appointed as our President and Chief Executive Officer in September 2014, and Mr. Novak was appointed as our Chief Financial Officer in September 2014. In 2015, the Company also made several additional appointments to its senior leadership team in order to facilitate the Company’s next phase of growth. Hans-Peter Klaey was appointed as the Company’s Senior Vice President, Global Sales, Marie Hattar was appointed as the Company’s Chief Marketing Officer, and Matthew Alexander was appointed as the Company’s Senior Vice President, General Counsel, and Corporate Secretary. Additionally, Dennis Cox, who serves as the Company’s Chief Product Officer, was appointed as an executive officer of the Company in 2015 in connection with the expansion of his duties.

Pay-for-Performance Alignment

The most fundamental principle of our executive compensation program is to pay our executive officers primarily based upon Company performance. In accordance with that principle, our Compensation Committee (the “Committee”) took the following actions with respect to the 2015 compensation program for our named executive officers:

•	Limited Base Salary Increases. Consistent with our philosophy of favoring “at risk” compensation over “fixed” compensation, and taking into account base salary levels for similarly situated officers at our peer group of companies as well as the Company’s 2014 performance, the 2015 base salary increases for our three named executive officers who were also executive officers in 2014 (i.e., Ms. Mayer and Messrs. Ginsberg and Novak) averaged only 2.1%. Our President and Chief Executive Officer, Ms. Mayer, was not provided a base salary increase in 2015.

•	Redesigned Annual Cash Bonus Plan. In 2015, the Committee redesigned the Company’s annual cash bonus plan for its senior officers. The redesigned plan for 2015, our 2015 Senior Officer Bonus Plan (the “2015 Bonus Plan”), implemented a profit sharing model. Under the 2015 Bonus Plan, if the Company’s adjusted operating margin exceeded a certain minimum threshold (i.e., 14.7%), then a portion of the Company’s incremental profit above that threshold would be used to create and fund a cash bonus pool. Each of our named executive officers, along with certain other employees of the Company who participated in a similar but separate 2015 cash bonus plan (the “2015 Employee Plan”), were eligible to receive a share of any such bonus pool. This new structure prevented any bonus payments under our senior officer and employee bonus plans from causing the Company’s consolidated operating margin to be below a pre-determined, threshold amount.

•	Set Challenging Objectives for Annual Cash Bonus Plan. The Committee set a financial performance objective for the 2015 Bonus Plan that was viewed as very challenging to achieve, and earning a full target bonus was viewed as unlikely. The 14.7% adjusted operating margin threshold that the Company was required to achieve under the 2015 Bonus Plan in order for a bonus pool to be funded at even a minimal level was greater than the 13.9% adjusted operating margin expectation in the Company’s 2015 internal strategic plan. In other words, our named executive officers could not have earned any cash bonuses under the 2015 Bonus Plan by meeting the Company’s internal financial expectations. For our named executive officers to earn any bonus for 2015, it was necessary for the Company to exceed expectations set before the start of the year. In contrast, our executive officers were eligible to earn minimum cash bonuses under the Company’s 2014 Senior Officer Bonus Plan by achieving 75% of the Company’s expectations for adjusted operating income and revenue included in the Company’s internal strategic plan for that year. The Committee set a high adjusted operating margin threshold for our 2015 Bonus Plan to incentivize the Company’s management to achieve considerable growth compared to 2014. The 2015 bonus threshold adjusted operating margin was 4.1 percentage points higher than the adjusted operating margin actually achieved by the Company in 2014, and benchmarked as approximately the 75th percentile compared to the performance of our peer group of companies at the time the 2015 Bonus Plan was adopted (as reflected in a December 2015 pay and performance study prepared by our Committee’s independent compensation consultant, Frederic W. Cook Co., Inc. (“FWC”)). The Committee viewed it as significantly more challenging for the Company to achieve the combinations of revenue and expense levels that would be necessary for our executive officers to achieve their target bonuses (i.e., salary multiplied by annual bonus opportunity) than it would be for the Company to merely exceed the threshold level of adjusted operating margin.

•

Reinstituted Use of Long-Term, Performance-Based Equity Incentives. In 2015, the Committee once again began granting long-term, performance-based equity incentive awards after temporarily suspending this type of award in 2014. The Committee suspended this type of award in 2014 because certain delinquencies in the

Company’s SEC filings and a 2014 restatement prevented the Company from granting equity awards until late in that year, after a material portion of our typical multi-year performance period had elapsed. For each of our named executive officers other than Mr. Klaey, slightly more than 50% of the aggregate grant date fair value of his or her 2015 equity compensation was performance-based and, specifically, the amount of such equity that may be earned by such officers in the future is contingent on the amount of adjusted operating income per weighted average number of shares outstanding that may be earned by the Company for 2015 and 2016 combined. The percentage was less for Mr. Klaey because he received new hire equity grants in connection with the 2015 commencement of his employment. At the time of grant, the Committee set very challenging performance objectives for the performance-based awards, and the Committee believed that there was a significant possibility that such objectives would not be achieved. Based on data provided by FWC, we believe the mix of equity incentives granted to our named executive officers in early 2015 as part of our annual equity grant program for our officers is more performance-oriented than the typical mix in our peer group. The performance-based awards granted by the Committee in 2015 were restricted stock unit awards, and the performance period for such awards will not be completed until the end of 2016.

•	Continued Use of Stock Options for Time-Vested Portion of Equity Awards. Consistent with past practice (and except with respect to Mr. Klaey), slightly less than 50% of the aggregate grant date fair value of the equity incentive awards provided by the Committee to our named executive officers in 2015 consisted of time-vested awards. For 2015 time-vested awards, the Committee chose to grant stock options, as opposed to other equity instruments such as restricted stock units. The Committee chose stock option awards because such awards ensure that compensation is only realized if the Company improves its stock price and increases shareholder value, which is consistent with our pay-for-performance philosophy.

•	Provided Below-Median Target Total Direct Compensation to Most Named Executive Officers. In 2015, the target total direct compensation — i.e., annualized base salary, target bonus opportunity, and target grant date fair value of equity incentives — for each of our three named executive officers (i.e., Ms. Mayer and Messrs. Ginsberg and Novak) who did not first become executive officers of the Company in 2015 was below the median for similarly situated officers at our peer group of companies. Ms. Mayer’s 2015 target total direct compensation was at the 40th percentile for our peer group, Mr. Ginsberg’s was at the 45th percentile, and Mr. Novak’s was at the 10th percentile. For the two named executive officers (i.e., Messrs. Klaey and Cox) who first became executive officers of the Company in 2015, their 2015 target total direct compensation was above the median for similarly situated officers in our peer group. Mr. Klaey’s 2015 target total direct compensation was at the 60th percentile for our peer group, and Mr. Cox’ was at the 65th percentile. But those above-median values for Messrs. Klaey and Cox were primarily attributable to one-time new hire (for Mr. Klaey) or promotion- and retention-related (for Mr. Cox) equity incentive awards that they received in 2015.

The pay-for-performance nature of Ixia’s 2015 executive compensation program, combined with the Company’s much better-than-expected financial operating results for 2015, resulted in 2015 actual cash compensation amounts — i.e., base salaries and cash bonuses actually paid — for our named executive officers that significantly exceeded their 2014 cash compensation. The Company exceeded the adjusted operating margin threshold in its 2015 Bonus Plan by 8.3 percentage points. This overachievement, in combination with total revenue for the Company in 2015 that was well in excess of the revenue objective in our 2015 internal strategic plan, resulted in our named executive officers earning cash bonuses for 2015 equal to approximately 154% of their anticipated target bonus opportunities. The entire amount of each such bonus was based on the pre-established formula in our 2015 Bonus Plan; no discretionary amounts were paid to our named executive officers for 2015.

The Committee believes that the actual cash compensation provided to our named executive officers for 2015 is indicative of the Company’s properly functioning pay-for-performance compensation program. In 2014, the Company failed to achieve its financial objectives and each of our named executive officers for 2014, with the exception of Ms. Mayer, earned actual cash compensation for that year that was significantly below the median for our peer group. Ms. Mayer’s actual cash compensation for 2014 was above the median primarily because she received one-time, new hire bonuses to compensate her for the value of certain compensation and equity incentives that she forfeited by leaving HP to join Ixia as our new President and Chief Executive Officer in the third quarter of 2014. Ms. Mayer did not participate in our 2014 Bonus Plan because she joined us late in the third fiscal quarter of 2014. In contrast to 2014, the Company significantly overachieved its financial objectives in 2015, and the 2015 actual cash compensation earned by our named executive officers reflects this overachievement.

Based upon the foregoing, and for the additional reasons set forth below in this “Compensation Discussion and Analysis,” the Committee believes that the Company’s executive officer compensation program continues to be well aligned with the Company’s principle of paying executive officers primarily based upon Company performance.

CEO Compensation

The 2015 total direct compensation — i.e., base salary and cash bonus actually paid, plus the grant date fair value of equity incentives — for our President and Chief Executive Officer, Bethany Mayer, was slightly below the median for Chief Executive Officers in our peer group. Ms. Mayer received below-median total direct compensation despite the Company’s solid financial performance in 2015, and despite the above-target annual bonus that she earned under the 2015 Bonus Plan as a result of that performance. Ms. Mayer’s below-median compensation was primarily due to the grant date fair value of Ms. Mayer’s 2015 equity awards, which was at the 35th percentile of our peer group. In addition, not only was the grant date fair value of Ms. Mayer’s 2015 equity awards below the median of our peer group, but also over half of those awards were performance-based and contingent upon the Company’s achievement of a multi-year financial objective.

Ms. Mayer’s 2015 total direct compensation was also approximately 50% lower than her 2014 total direct compensation (assuming, for purposes of 2014, that Ms. Mayer received her base salary for the full year). Ms. Mayer’s total direct compensation decreased on a year-over-year basis because she was first appointed as our President and Chief Executive Officer in September 2014 and, in connection with that appointment, she was provided with a special compensation package that was greater than a typical annual compensation package for an incumbent. The Committee chose the components and amounts of Ms. Mayer’s 2014 compensation package in order to attract Ms. Mayer from a larger technology company (HP) to join Ixia during a challenging year for the Company. The Company wished to incentivize Ms. Mayer to join Ixia because of her skills and qualifications, and because of her considerable experience at other technology companies, including as the then-current Senior Vice President and General Manager of HP’s Network Functions virtualization business unit and as the former Senior Vice President and General Manager of HP’s Networking Business unit. Ms. Mayer’s 2014 total direct compensation included, without limitation, (i) a $500,000 guaranteed, make-whole cash bonus to compensate her for the value of certain compensation that she was foregoing by leaving HP to join Ixia and in lieu of her participation in our 2014 Senior Bonus Plan, (ii) a $2,686,206 guaranteed, make-whole cash bonus to compensate her for the value of certain HP equity awards that she forfeited to join Ixia, and (iii) a significant inducement level grant of stock options.

Ms. Mayer’s 2014 new-hire inducement compensation did not continue in 2015. Ms. Mayer was not provided with any guaranteed or make-whole bonuses for 2015, or with an inducement level grant of equity as part of her 2015 compensation package. The design of Ms. Mayer’s 2015 compensation package was consistent with the Company’s pay-for-performance philosophy, with the vast majority (i.e., 79%) of her 2015 total direct compensation being subject to the risk of the Company’s financial performance. Ms. Mayer was not provided a base salary increase in 2015, and her base salary accounted for only 21% of her 2015 total direct compensation. 32.4% of her 2015 total direct compensation was attributable to the annual cash bonus that she earned pursuant to our 2015 Bonus Plan and as a result of the Company’s financial performance that considerably exceeded our expectations. 23.9% was attributable to the grant date fair value of long-term, performance-based restricted stock units that will not become eligible for vesting unless the Company achieves a multi-year financial objective that was viewed as difficult to achieve at the time of the grant. The remaining 22.7% of Ms. Mayer’s 2015 total direct compensation was attributable to the grant date fair value of time-vested stock option awards that have no intrinsic value unless the options vest and the Company’s stock price exceeds the price as of the grant date.

Ms. Mayer’s appointment as our Chief Executive Officer in September 2014 followed a period in which several other individuals had been serving in that position, certain of whom had been provided with promotion-related equity awards. To the extent that those previous individuals did not serve as our Chief Executive Officer for an extended period of time or did not continue with the Company in some capacity after ceasing to serve as Chief Executive Officer, their equity awards did not vest. While our Chief Executive Officer compensation in previous years was inflated by special awards, the compensation paid to Ms. Mayer in 2015, which was below the median for our peers, is viewed as being indicative of a typical annual year without the inflation that results from inducement, new hire, and promotion-related awards for our Chief Executive Officers.

Shareholder Advisory Vote on Executive Compensation

At our annual meeting of shareholders in June 2015, we held a non-binding advisory shareholder vote on the compensation paid to our named executive officers for 2014 (commonly referred to as a “say-on-pay” vote). At that meeting, a substantial majority of our shareholders (i.e., holders of approximately 95% of our shares voting on the proposal at the meeting) approved the named executive officer compensation described in our proxy statement for the 2015 annual meeting. The Committee viewed this result as an affirmation of the Committee’s approach to executive compensation and decided that it was not necessary to implement significant changes to our compensation program as a result of the shareholder advisory vote. However, as discussed in this “Compensation Discussion and Analysis,” the Committee modified the structure of the Company’s annual cash bonus plan for senior officers in 2015 to implement a new profit sharing model. Under the 2015 Bonus Plan, our named executive officers could not earn any bonuses unless the Company’s adjusted operating margin for 2015 exceeded a pre-set, threshold level of adjusted operating margin. That threshold level was set at a level greater than the adjusted operating margin anticipated by the Company’s 2015 internal strategic plan, so that no bonuses would fund unless the Company’s financial performance exceeded expectations. Also, as discussed in this “Compensation Discussion and Analysis,” after a temporary postponement in 2014 of the use of performance-based equity awards as a result of a delay in the Company’s

2014 annual grant program for its executive officers, the Committee resumed the use of performance-based equity incentives in 2015. Such performance-based incentives comprised slightly more than half of the aggregate grant date fair value of the equity awards provided to each of our named executive officers in 2015, except for the performance-based grants made to Mr. Klaey (who was granted new hire equity awards in 2015).

Based on the voting results at our 2011 annual meeting of shareholders with respect to the frequency of shareholder votes on executive compensation, the Board decided that Ixia would hold an advisory vote on the compensation program for named executive officers at each annual meeting of shareholders. Shareholder votes on the frequency of shareholder votes on executive compensation are required to be held at least once every six years, so we currently expect the next shareholder vote on frequency to occur at the Company’s 2017 annual meeting of shareholders.

Compensation Philosophy and Objectives

The core philosophy of our executive officer compensation program continues to be pay-for-performance. We maintain the integrity of our pay-for-performance philosophy by setting challenging financial goals and by making a significant portion of compensation contingent upon the achievement of pre-set goals and/or stock price performance. Our executive officer compensation program emphasizes performance-based cash bonuses and equity incentives over fixed cash and other forms of compensation. The compensation program’s principal objectives are to:

•	provide competitive compensation to ensure our success in attracting, motivating, and retaining highly-qualified, experienced individuals to manage and lead our Company;

•	link our executives’ short-term cash incentives to the achievement of measurable Company financial performance goals;

•	link a majority of our executives’ long-term incentives to our stock price performance and to the achievement of measurable Company financial performance goals;

•	align our executives’ interests with the long-term interests of our shareholders; and

•	reward our executives for creating shareholder value, including by improving our stock price performance.

Compensation Process

Our Board has delegated to our Committee the responsibility for determining, administering, and overseeing the compensation program for our executive officers, including compensation and benefit plans and practices. Under our Committee’s Charter, the Committee is responsible for approving the base salaries, bonus opportunities, equity incentive awards, and other compensatory terms of each executive officer’s employment with the Company, approving and administering cash bonus plans for our executive officers, recommending to our Board the terms of our equity-based incentive plans and of our severance plans, and administering our equity incentive plans. Other Board members and certain executive officers, including our Chief Executive Officer, often attend Committee meetings.

The members of our Committee currently are Ms. Hamilton (Chair), and Messrs. Asscher and Fram, all of whom qualify as independent directors under Nasdaq listing standards and satisfy applicable standards of independence under federal securities and tax laws. Our Committee meets quarterly and holds additional meetings from time to time as needed to perform its duties, such as granting equity awards. As noted above, our Committee consults with its independent compensation consultant, FWC, and from time to time confers with any independent directors who are not on the Committee, before setting the annual compensation for our executive officers.

Ms. Mayer and Mr. Ginsberg are executive officers of the Company and also serve as members of our Board, but neither participates in discussions or decisions of our Board or of the Committee regarding the setting of his or her own compensation. Each of Ms. Mayer, as our President and Chief Executive Officer, and Mr. Ginsberg, in his role as Chairman of the Board, participated in discussions of the Committee (and, to the extent applicable, the Board), and made recommendations to the Committee (and, to the extent applicable, the Board), with respect to specific 2015 compensation for named executive officers other than themselves. However, Ms. Mayer did not make any such recommendations with respect to Mr. Ginsberg’s 2015 compensation. Mr. Williams, our Senior Vice President, Human Resources, also from time to time participates in discussions of the Committee concerning the compensation of our named executive officers. The Committee also periodically meets in executive session without Ms. Mayer, Mr. Ginsberg, Mr. Williams, or any other member of the Company’s management present.

Since November 2009, the Committee has retained FWC as an independent compensation consultant to render advisory services to the Committee with respect to the Company’s executive officer compensation program. Specifically, the Committee has retained FWC to annually conduct an independent review and assessment (including but not limited to a risk assessment) of the Company’s executive officer compensation program, to advise the Committee regarding the competitiveness of our executive officer compensation program and on the alignment of the program with our desired compensation philosophy, to provide industry and peer group compensation information for executive officers, and to advise the Committee with respect to executive compensation practices, trends, regulatory matters, and external market factors, as well as with respect to relative comparisons of peer company performance.

In 2015, FWC assisted the Committee in designing the performance-based compensation program for the Company’s executive officers, provided the Committee with information concerning competitive compensation levels and mix (for example, competitive data regarding the proportion of salary, bonus, time-based equity compensation, and performance-based equity compensation included in an officer’s total compensation package), assisted the Committee in evaluating and structuring compensation for each of the Company’s executive officers, and assisted the Committee in setting compensation levels for each of our executive officers. The Committee also consulted with FWC in 2015 in connection with the redesign of our 2015 Bonus Plan.

Our Committee considers and uses information gathered from a peer group of companies to determine the appropriate compensation levels for each component of our executive officers’ compensation packages. The Committee also uses peer group information to evaluate and structure our executive compensation practices and programs. Our peer group consists primarily of technology companies in the networking products and services and/or telecommunications sectors that have annual revenues and market capitalizations similar to Ixia. The use of peer group data helps the Committee evaluate the competitive positioning of our compensation arrangements for our executive officers, assists the Committee in establishing certain compensation targets, and serves as a point of reference in structuring our executive officer compensation packages. The Committee does not target a specific pay percentile for our executive officers in comparison to peer group data.

With the assistance of its compensation consultant, our Committee determines the members of our peer group of companies. For purposes of our 2015 compensation program, our peer group comprised 16 companies in the high technology industry (i.e., U.S.-based networking, software, and communications equipment companies), reflecting companies with which Ixia competes for executive talent and/or that investors would view as broadly similar to Ixia. In July 2014, our Committee selected the following companies to comprise our peer group for 2015:

ACI Worldwide	Finisar	NetScout Systems
ADTRAN	Fortinet	Qlogic
Aruba Networks	Harmonic	Riverbed Technology
Compuware	Infinera	Sonus Networks
Emulex	Interdigital
Extreme Networks	NETGEAR

Our Committee referenced information for our 2015 peer group in setting the 2015 base salaries, cash bonus opportunities, and equity incentive awards for our named executive officers.

Our Committee, with the assistance of its independent compensation consultant, typically reviews our peer group of companies at least annually and from time to time adds or removes members of our peer group to take into account changes in revenue, operating income, and/or market capitalization of our peer group companies and of Ixia and other relevant factors, including acquisitions of peer group companies. For example, in June 2015, the Committee reviewed the companies comprising our peer group and decided to remove Compuware, Aruba Networks, and Riverbed Technology because each such company had been acquired. The Committee also decided to remove ADTRAN and ACI Worldwide from the Company’s peer group at that time because they were not viewed as highly relevant labor market competitors. Concurrently, the Committee added Palo Alto Networks, Check Point Software, and LogMeIn to the Company’s peer group because the Committee considered each such company’s market capitalization, revenue size, and other relevant metrics (e.g., operating income) to be in line with those of Ixia and because the Committee determined that there was similarity in the industry and executive talent pool as compared to Ixia.

In addition to peer group information, when determining compensation for our executive officers, our Committee considers an executive officer’s individual responsibilities and performance, how those responsibilities compare to those of our other executive officers, whether, based on responsibilities and performance, there is internal relative pay equity among our executive officers, and the value of the executive officer’s existing equity incentive awards.

Compensation Components

The principal components of our executive officer compensation program continue to be:

•	base salary;

•	short-term or annual incentives in the form of cash bonuses;

•	long-term equity incentives in the form of stock options and restricted stock units;

•	severance and change-in-control benefits; and

•	other benefits, such as health and disability insurance, a 401(k) plan, and life insurance.

Our executive officer compensation program incorporates these components because our Committee considers the combination of these components to be necessary and effective in order to provide a fair and competitive total compensation package to our executive officers and to meet the other principal objectives of our executive compensation program, such as aligning executive compensation with our annual and multi-year financial performance. For each executive officer, our goal is to provide him or her with a reasonable, guaranteed base salary, and then to accomplish near- and long-term motivational and retention objectives with annual bonus opportunities and equity incentive compensation.

Each component of our executive officer compensation program is discussed below.

Base Salary

Overview. Our Committee is responsible for setting and approving base salaries for all executive officers, including our named executive officers. We view base salaries as an opportunity for executive officers to earn a portion of their cash compensation for the services they perform that is not subject to the risk of the Company’s financial performance.

In determining base salaries (including any subsequent adjustments thereto), our Committee reviews each executive officer’s base salary and considers base salary and other compensation information that is available from our peer group and, for those positions for which peer group data is not available, from survey data for companies in a similar industry and with similar revenue. The Committee also takes into account each officer’s position, scope of responsibilities, experience, qualifications, skills, and individual contributions and performance, as well as the other components of an officer’s compensation package (e.g., bonus opportunity and equity incentives), our need to hire or retain a specific individual, internal relative pay equity, competitive conditions, our financial results and condition, and our growth in revenue and earnings.

The Committee generally positions our executive officers’ base salaries at or slightly above the median of base salaries payable to executive officers at comparable companies according to peer group information or survey data. However, other relevant personal factors, such as past or expected future role, past performance, prior compensation at a previous employer, and/or individual experience and expertise, may cause the Committee to set a particular executive officer’s base salary higher or lower. The Committee annually reviews and adjusts, as it deems appropriate, the base salaries of our executive officers.

2015 Base Salaries. In February 2015, the Committee set the annual base salary payable to Mr. Klaey, effective as of his appointment as the Company’s Senior Vice President, Global Sales on March 16, 2015. In February 2015, as part of its annual salary review, the Committee also set the base salaries payable to Ms. Mayer and to Messrs. Ginsberg, Novak, and Cox, effective as of April 1, 2015. The table below sets forth the annual base salaries established for each of our named executive officers in 2014 and 2015, as well as the percentage (if any) by which 2014 base salaries increased in 2015.

Named Executive Officer	2014 Annual Base Salary Rate		2015 Annual Base Salary Rate		% Increase of 2015 Base Salary over 2014 Base Salary
Bethany Mayer	$650,000		$650,000		—
Brent T. Novak	335,000	(1)	345,000		3.0%
Errol Ginsberg	445,000	(2)	460,000		3.4
Dennis J. Cox	N/A	(3)	360,000	(4)	N/A
Hans-Peter Klaey	N/A	(5)	350,000		N/A

(1)	This rate represents Mr. Novak’s annual base salary effective November 10, 2014, on which date Mr. Novak’s salary was increased from $300,000 to $335,000 in connection with his September 2014 appointment to the position of Chief Financial Officer.
(2)	This rate represents Mr. Ginsberg’s annual base salary effective September 16, 2014 for service as our Chief Innovation Officer, and is the same as Mr. Ginsberg’s 2013 annual base salary for service in that capacity. From October 24, 2013 until September 15, 2014, Mr. Ginsberg’s annual base salary was temporarily increased to $560,000 in connection with his service during that period in the additional position of Acting Chief Executive Officer.
(3)	Mr. Cox served as Chief Product Officer in 2014 but did not serve as an executive officer in that capacity.
(4)	Upon Mr. Cox’ appointment as an executive officer of the Company on January 30, 2015 in his capacity as the Company’s Chief Product Officer, Mr. Cox’ 2014 annual base salary of $320,000 was not changed. Instead, his annual base salary was increased in February 2015 as part of the Committee’s annual salary review.
(5)	Mr. Klaey commenced his employment with the Company on March 16, 2015.

Ms. Mayer, our President and Chief Executive Officer, was not provided a base salary increase in 2015. The Committee did not increase Ms. Mayer’s salary in 2015 because her salary had last been set by the Committee in September 2014 when she first joined the Company, and the Committee believed that her salary continued to be at the appropriate level.

Mr. Novak, our Chief Financial Officer, received a base salary increase of approximately 3% (or, $10,000) in 2015. Mr. Novak’s salary had last been set in November 2014 in connection with his September 2014 appointment as Chief Financial Officer and, at that time, was set below the median base salary for other principal financial officers in our peer group due to the fact that, before his March 2014 appointment as the Company’s Acting Chief Financial Officer, Mr. Novak had not served as the principal financial officer of a public company. In increasing Mr. Novak’s base salary for 2015, the Committee sought to recognize his increasing experience as a public company Chief Financial Officer, although his salary remained below the median of the peer data available at the time.

Mr. Ginsberg, our Chairman of the Board and Chief Innovation Officer, was provided a base salary increase of approximately 3.4% (or, $15,000) in 2015. The Committee increased Mr. Ginsberg’s salary to recognize him for his many past and continuing contributions to the Company.

Mr. Cox, our Chief Product Officer, was appointed as an executive officer of the Company in January 2015. Upon such appointment, Mr. Cox’ base salary remained at his 2014 rate of $320,000. However, in February 2015 the Committee increased Mr. Cox’ base salary by 12.5% to $360,000, effective April 1, 2015. The Committee increased Mr. Cox’ salary in recognition of the significant expansion of his duties to include management of the Company’s worldwide Engineering Organization, which duties were in addition to his continuing role as manager of the Company’s worldwide Product Management Organization.

Mr. Klaey, our Senior Vice President, Global Sales, commenced his employment with the Company in March 2015. The Committee set Mr. Klaey’s starting base salary at $350,000, which at that time was below the median base salary for similarly situated officers at our peer group of companies. The Committee chose to set Mr. Klaey’s base salary below the median so that the Committee could provide Mr. Klaey with a cash bonus opportunity target that was above the median (at 100% of his base salary), without significantly exceeding the median target total cash compensation — i.e., annual base salary and target bonus opportunity — for similarly situated officers in our peer group. In other words, the Committee wished to have a larger percentage of Mr. Klaey’s target total cash compensation be “at risk” without increasing the overall amount of Mr. Klaey’s target total cash compensation. The Committee felt that having a larger percentage of cash compensation “at risk” was appropriate for the manager of the Company’s worldwide Sales Organization.

Cash Bonuses

Overview. Our Committee believes that a significant portion of each executive officer’s annual compensation should be variable and paid in the form of a cash bonus that is directly tied to, and appropriately rewards management for, strong Company financial performance. The rationale is to promote profitable, higher margin revenue growth, which is believed to ultimately create shareholder value. Company financial performance measures such as revenue growth, operating income growth and, in 2015, adjusted operating margin, are viewed as effective measures for assessing efficient and profitable business operations that are within the control of the Company’s management team.

Each executive officer’s annual bonus opportunity for purposes of the Company’s senior officer bonus plans is expressed as a percentage of base salary that is set by the Committee and that varies among officers depending on their respective positions and responsibilities. To establish an officer’s target bonus for a fiscal year, the officer’s annual bonus opportunity is multiplied by his or her annual base salary for that year, which rate is prorated to the extent applicable (e.g., for an officer such as Mr. Klaey who commenced employment after the start of the fiscal year).

Generally, the higher the position and level of responsibility that an executive officer has, the greater the percentage of that officer’s target total cash compensation that consists of an opportunity to earn an incentive cash bonus. For example, Ms. Mayer’s 2015 annual bonus opportunity was 100%, while the 2015 bonus opportunities for Messrs. Novak, Ginsberg, Cox, and Klaey were 60%, 70%, 60%, and 100%, respectively. Ms. Mayer’s opportunity reflects the Committee’s view that a relatively high proportion of her target cash compensation should be at risk. Mr. Klaey’s opportunity (i.e., 100%) is higher than the 60% level that was set for our other senior vice presidents because the Committee believes it is appropriate for a relatively greater portion of the target cash compensation to be at risk for the head of our worldwide Sales Organization.

In recent years, including in 2014, the bonus plans for our senior officers have provided for performance-oriented bonuses to be earned to the extent that, for the applicable fiscal year, the Company reaches specific threshold, target, and maximum levels of adjusted operating income and revenue. In 2015, however, the Committee redesigned our annual cash bonus programs for our executive officers and for employees who participate in our employee bonus program to implement a profit sharing model. The 2015 Bonus Plan and the 2015 Employee Plan provided for a Company-wide bonus pool that would be funded only if a threshold level of profitability (i.e., adjusted operating margin) was exceeded and, if such threshold was exceeded, based on the extent to which the threshold was exceeded and the Company’s 2015 revenue; as profitability and/or revenue increased, the funding of the bonus pool would increase, subject to a maximum funding amount.

The 2015 Bonus Plan and the 2015 Employee Plan (sometimes referred to together herein as the “2015 Plans”) were designed to drive the Company’s financial performance and profitability and to align the interests of our executive officers and employees with those of our shareholders. The 2015 Plans were structured so that the payment of bonuses to our named executive officers (and our other officers and employees) would not cause the Company’s adjusted operating margin to be below a pre-determined, threshold amount.

2015 Bonus Plan. The 2015 Bonus Plan provided that, following the end of the 2015 fiscal year, the Committee would determine the funding (if any) for a cash bonus pool (the “Bonus Pool”) for the payment of bonuses under both (i) the 2015 Bonus Plan and (ii) the 2015 Employee Plan. Under our profit sharing model, the portion of any Bonus Pool allocable to the 2015 Employee Plan would generally be proportionate to the sum, on the date that bonuses are determined, of the target bonuses for all individuals participating in the 2015 Employee Plan as compared to the sum of the target bonuses for all individuals participating in the 2015 Employee Plan and all individuals participating in the 2015 Bonus Plan. Due to the profit sharing nature of the 2015 Plans, the bonuses earned by executive officers at particular levels of adjusted operating margin and revenue were subject to variables such as the number of participants in the 2015 Plans and the participants’ respective target bonuses. The 2015 Bonus Plan also provided that any Bonus Pool would be used to discharge the Company’s liability for any taxes (e.g., FICA, FUTA, and similar taxes) payable by the Company with respect to bonuses paid under the 2015 Plan (“Employer Taxes”).

The 2015 Bonus Plan provided for the funding of the Bonus Pool to be calculated based on the Company’s adjusted operating margin for 2015 (“2015 Adjusted Operating Margin”), which is defined as the ratio (expressed as a percentage) of the Company’s “adjusted operating income” for 2015 to consolidated revenue for 2015 (“2015 Revenue”). “Adjusted operating income” is defined as the Company’s operating income from continuing operations calculated on a consolidated basis for the fiscal year ended December 31, 2015, except that such operating income is adjusted to (i) add back all amounts that have been or will be paid out from the Bonus Pool, and (ii) exclude any equity incentive compensation expenses, restructuring charges, impairment charges, acquisition-related amortization and other M&A-related charges or income, costs and expenses that are incurred in connection with or related to litigation or investigations arising outside the ordinary course of business, costs and expenses that are unusual in nature or infrequent in occurrence, and similar charges or income.

The expectation in the Company’s 2015 internal strategic plan was that 2015 Adjusted Operating Margin would be 13.9%. The Bonus Pool would only begin to fund, however, if 2015 Adjusted Operating Margin exceeded a threshold level of 14.7% (the “Threshold Percentage”). In other words, the minimum level of 2015 Adjusted Operating Margin required to fund even a below-target minimum bonus award in 2015 was greater than the internal business expectation for the year. If the Company exceeded the Threshold Percentage, then the Company’s “2015 Additional Adjusted Operating Income,” from which the Bonus Pool would be funded, would be determined by multiplying (i) a percentage equal to the 2015 Adjusted Operating Margin less the Threshold Percentage by (ii) 2015 revenue. The Bonus Pool would then be funded with (i) 90% of the first $20,000,000 of 2015 Additional Adjusted Operating Income and (ii) 50% of the second $20,000,000 of 2015 Additional Adjusted Operating Income, resulting in a maximum Bonus Pool of $28,000,000. The amount available for the payment of bonuses under the 2015 Bonus Plan (the “Available Bonus Pool”) would be equal to the amount of the Bonus Pool less (i) bonuses paid under the 2015 Employee Plan and (ii) Employer Taxes. The Committee was also entitled, in its sole discretion, to reduce the amount of the Available Bonus Pool before paying bonuses to our executive officers.

If the Available Bonus Pool funded, and provided the Committee did not exercise its discretion, each individual participating in the 2015 Bonus Plan would receive a share of the Available Bonus Pool that was proportionate to the amount of his or her target bonus as compared to the sum of the target bonuses for all individuals then participating in the 2015 Bonus Plan. As a hypothetical example only, if an individual’s target bonus was $200,000 and the sum of the target bonuses for all participants in the 2015 Bonus Plan was $3,000,000, then that individual would be entitled to a bonus equal to 200,000/3,000,000 (or, 1/15) of any distributable bonus amount.

The 2015 Bonus Plan provides that if the Company’s consolidated financial statements for 2015 are restated or the Company announces that such statements will be restated, in either case to reflect a less favorable financial condition or less favorable results of operations than those previously determined and/or reported, the Committee, in its sole discretion, may elect to recover all or a portion of any bonus paid to any officer pursuant to the 2015 Bonus Plan. The Company’s right of recovery will remain in effect through the third anniversary of the date on which such bonuses were paid. Paid bonuses are also subject to recoupment in accordance with any clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by applicable law.

The Committee set the Threshold Percentage so that achievement of the Threshold Percentage would require significant effort on the part of management and would be especially challenging in light of the Company’s expectations for 2015 Adjusted Operating Margin as reflected in the Company’s 2015 internal strategic plan (i.e., 13.9%) and in light of the adjusted operating margin achieved by the Company in 2014 (i.e., 10.6%). Thus, in order for even minimal bonuses to fund, the 2015 Bonus Plan required that the Company achieve a level of adjusted operating margin performance that benchmarked near the 75th percentile of its peer group at the time the Committee approved the Threshold Percentage.

The Committee designed the 2015 Bonus Plan so that, assuming that on the bonus determination date (i) the ratio of each officer’s target bonus to the total target bonuses for all eligible officers would be approximately the same as it was when the 2015 Bonus Plan was adopted in June 2015, and (ii) the portion of the Bonus Pool allocable to the Available Bonus Pool would be approximately the same as it was in June 2015, each officer would earn his or her target bonus if the Bonus Pool were funded in the amount of approximately $18,000,000 (i.e., 90% of $20,000,000 of 2015 Additional Adjusted Operating Income).

2015 Bonus Plan Payouts. Our 2015 financial performance considerably exceeded the budgeted expectations set before the start of the year in our internal strategic plan, the Bonus Pool funded at a maximum level, and under the bonus formula set forth in the 2015 Bonus Plan, our named executive officers earned maximum awards substantially in excess of their target bonuses. Our 2015 financial performance included revenue growth of 11.3%, which was above the 75th percentile of our peer group of companies as reflected in a December 2015 study of pay and performance prepared for us by FWC. It was also a return to positive net income as compared to a net loss in 2014.

As determined in accordance with the 2015 Bonus Plan, our 2015 Adjusted Operating Margin was 23.0%, which substantially exceeded the 14.7% threshold measure. Our 2015 revenue was approximately $516.9 million. Pursuant to the formula set forth in the 2015 Bonus Plan and based on the levels of 2015 Adjusted Operating Margin and 2015 revenue that we achieved, the Bonus Pool was funded in the maximum amount of $28,000,000. The Bonus Pool was then reduced by the amount of Employer Taxes and allocated between the 2015 Bonus Plan and the 2015 Employee Plan on the principles described above. As indicated in the table below, each named executive officer’s bonus was then determined by multiplying the amount of the Available Bonus Pool by a fraction, the numerator of which was the amount of the officer’s target bonus, and the denominator of which was the sum of the target bonuses of all individuals then participating in the 2015 Bonus Plan.

The following table sets forth the 2015 target bonuses for our named executive officers, as well as the bonuses actually earned by them under the 2015 Bonus Plan and the percentage by which such earned bonuses exceeded the officers’ respective target bonuses. All awards reflected the formulaic bonus outcome from exceeding expectations, and the Committee did not exercise any discretion in determining the bonus amounts paid under the 2015 Bonus Plan.

Named Executive Officer	Salary Earned in 2015		Target Bonus Opportunity(1)	Target Bonus(2)	Earned Bonus(3)	Earned Bonus as Percentage of Target Bonus
Bethany Mayer	$650,000		100%	$650,000	$1,001,047	154%
Brent T. Novak	342,308		60%	205,385	316,307	154
Errol Ginsberg	455,961		70%	319,173	491,550	154
Dennis J. Cox	349,231		60%	209,538	321,827	154
Hans-Peter Klaey	269,231	(4)	100%	269,231	414,635	154

(1)	These are the percentages established by the Committee for each named executive officer as his or her annual bonus opportunity for purposes of the 2015 Bonus Plan.
(2)	These amounts represent the named executive officer’s 2015 salary multiplied by his or her target bonus opportunity.
(3)	These amounts are calculated by (i) dividing the amount of the officer’s target bonus by the sum of the target bonuses for all participants in the 2015 Bonus Plan on the bonus determination date and (ii) multiplying that number by the Available Bonus Pool.
(4)	This amount reflects Mr. Klaey’s salary for the portion of 2015 during which he was employed by the Company.

2016 Senior Officer Bonus Plan. In March 2016, the Committee approved the Company’s 2016 Senior Officer Bonus Plan (the “2016 Bonus Plan”), which is similar in design to our 2015 Bonus Plan. The 2016 Bonus Plan uses the same key performance metrics (i.e., adjusted operating margin and revenue) and the same profit sharing structure as the 2015 Bonus Plan. The 2016 Bonus Plan also contemplates a bonus pool that is shared with a 2016 employee bonus plan (the “2016 Employee Plan”). However, unlike the 2015 Bonus Plan, the bonus pool for the 2016 Bonus Plan will be partially funded if the Company’s adjusted operating margin meets or falls slightly short of the target level of operating margin in the Company’s 2016 internal strategic plan. The maximum permitted amount of such partial funding is an amount that would result in the payment to each named executive officer (and each other participant in the 2016 Bonus Plan and the 2016 Employee Plan) of approximately 75% of his or her target bonus. Additional bonus pool funding is not permitted unless the Company, after paying bonuses under the 2016 Bonus Plan and the 2016 Employee Plan, will have adjusted operating margin that exceeds the adjusted operating margin anticipated in the Company’s 2016 internal strategic plan.

Equity Incentives

Overview. The use of long-term equity incentives serves as a key component of our executive compensation program. Long-term equity incentives help to provide a necessary balance to the cash compensation components of our executive compensation program because they create an incentive for our management team to preserve and increase shareholder value over a longer period of time, while base salaries and cash bonuses typically focus on short-term compensation and performance. The vesting of equity incentives also encourages executive officer retention. We believe that our equity compensation program is consistent with our compensation objectives and has assisted us in attracting and retaining key talent and in aligning our executive officers’ contributions with the long-term interests of the Company and its shareholders.

The equity incentives granted to our executive officers has, since 2010, typically included a mix of up to four types of awards in order to provide an appropriate balance of incentives tied to share price appreciation and to the Company’s financial performance. We grant time-based non-qualified stock options (“NSOs”) that increase in value only if our stock price appreciates. We have also granted time-based restricted stock units (“RSUs”) that increase or decrease in value depending on our stock price. The equity incentives granted annually to our executive officers, other than in 2014, have in recent years also included performance-based equity incentives (i.e., NSOs and/or RSUs) that become earned and subject to time-based vesting based on the Company’s achievement of pre-set, multi-year financial performance objectives.

Our Committee has used performance-based vesting in connection with a meaningful percentage of the number and value of equity incentives awarded to our executive officers, including our named executive officers, in an effort to more closely align our compensation program with the interests of our shareholders and to reward our officers for the Company’s financial performance. In each of 2010, 2011, and 2012, we granted to our executive officers (in addition to time-based equity incentive grants) a combination of performance-based RSUs and performance-based NSOs. In 2013 and 2015, the Committee granted to our executive officers performance-based RSUs only. In 2014, the Committee did not include performance-based grants in the Company’s annual award program because, as a result of certain delayed SEC filings and a 2014 restatement by the Company, the Committee did not approve the grant of equity incentives to our executive officers until the fiscal fourth quarter, at which time the first year of our typical multi-year performance period was almost completed. In 2016, the Committee resumed granting performance-based awards in the form of performance-based RSUs.

Our Board has delegated to our Committee the authority for administering our equity incentive plans and for granting and determining the terms of equity incentives awarded to our employees, including our named executive officers, thereunder. Under the terms of our Second Amended and Restated Ixia 2008 Equity Incentive Plan (the “2008 Plan”), our Committee has the authority to grant equity incentives in the form of stock options (typically NSOs), RSUs, restricted stock awards, and share appreciation rights. To date, the Committee has granted only NSOs and RSUs (including performance-based awards) under the 2008 Plan and under the Company’s predecessor equity incentive plan. For our named executive officers, the vesting of certain of their equity incentives is time-based (i.e., they vest as long as the holder remains an employee of the Company), while the extent to which other equity incentives are earned and subsequently vest is also contingent on the Company’s achievement of a financial performance goal for a multi-year performance period that begins in the year of grant. Our Committee views the award of equity incentives as an effective, valuable, and necessary incentive to attract and retain our executive officers and key employees whose services are necessary for our future success, to align their interests with the long-term interests of our shareholders by rewarding performance that enhances shareholder value, and to further motivate them to create long-term shareholder value.

Until March 2015, our Committee normally met bi-monthly, typically on the first Thursday of every other calendar month, to award equity incentives to newly hired executive officers and key employees. The Committee also typically approved annual grants to executive officers and key employees at a regularly scheduled meeting held in the first quarter of a fiscal year. In March 2015, our Committee decided that, going forward, it will typically hold meetings quarterly for the award of equity incentives to executive officers and key employees, with each such meeting to occur on either (i) the third business day after our earnings announcement for the most recently concluded calendar quarter or (ii) if such third business day is not reasonably practicable for the meeting, then on another business day that is after the third business day but on or before the seventh business day following such earnings release. Annual grants to executive officers and key employees will continue to be typically made in the first quarter of each fiscal year.

An executive officer generally receives a grant of NSOs upon first joining the Company and, thereafter, is eligible periodically (typically annually) to receive additional equity incentives, which are typically a mix of time-based and performance-based NSOs and/or RSUs. From time to time, we also award NSOs and/or RSUs on a selective basis to executive officers in order to recognize their past and potential future individual achievements and contributions, in connection with a promotion or a significant change in job responsibilities, to address internal relative pay equity, or to further encourage retention. In 2015 and as described below, we made such additional awards to Mr. Cox.

In determining the size, form, and other terms of an initial or subsequent equity incentive grant to an executive officer, our Committee considers a number of factors, including without limitation comparisons with equity incentive grant information from our peer group and other market data, the officer’s position and responsibilities, relative internal equity in compensation among our executive officers, the retention value of unearned and unvested existing equity incentive grants (if any), promotions, individual performance, salary, previous equity incentive grants (if any), length of service to the Company, the stock-based compensation expense associated with the grant, and, for initial grants to new officers, the size and nature of the equity award(s) required to successfully recruit them to join the Company. The Committee also reviews and considers the general recommendations of the Committee’s external compensation consultant, FWC, and reviews and considers any recommendations by the Company’s Chief Executive Officer and other members of the Board, regarding the proposed grants of equity incentives to executive officers (other than grants to herself or himself, in the case of Ms. Mayer and Mr. Ginsberg) and other key employees whose contributions and skills are important to our long-term success. Finally, in making equity grants, including to our named executive officers, our Committee also references a Company-wide grant analysis that assesses, from a shareholder’s perspective, the cost to the Company of, and potential dilution resulting from, such equity awards.

Consistent with the Committee’s executive compensation philosophy, when new officers join the Company, the Committee focuses on equity compensation as a meaningful component of the new officers’ compensation packages. New hire awards are typically larger than regular annual awards to provide immediate, meaningful alignment with our shareholders’ interests and to promote the recruitment and retention of key executive officers. New hire grants of NSOs, and from time-to-time RSUs, for executive officers and other key employees typically vest (subject to continuation of employment) to the extent of 25% after one year of employment (on the one-year anniversary of either the grant date or the date of commencement of employment, as applicable) and as to the remaining 75% quarterly over the next three years. NSOs and RSUs for our continuing employees, including executive officers, generally vest (subject to continuation of employment) quarterly over four years. These four-year vesting schedules for new hire and later grants are designed to promote long-term retention of our executive officers and other key employees. NSOs typically expire seven years after grant, subject to earlier expiration in the event of an optionee’s termination of employment. The effective date of an award is never earlier than the date on which our Committee approves the grant or, if later, the date on which an employee commences his or her employment with the Company.

With regard to equity incentives that are linked to Company performance, the Committee believes that the extent to which such equity incentives can be earned should be linked to the achievement of meaningful and challenging financial performance goals. In connection with the Committee’s grant of performance-based equity incentives and its determination of the target goals for purposes of such awards, the Committee considers the Company’s financial performance for the fiscal year immediately preceding the year of grant and forecasts for the fiscal year in which the grant is being made and for the following fiscal year. For example, the Company’s fiscal 2014 performance, as well as its fiscal 2015 and 2016 business plan to grow revenue and operating income, were among the principal factors considered by the Committee in the first quarter of 2015 in determining the performance goal for purposes of the performance-based RSUs that were awarded to our named executive officers in 2015.

2015 Equity Incentive Grants. During 2015, the Committee granted annual equity incentive awards to our executive officers, including our named executive officers (other than Mr. Klaey, who joined the Company in March 2015 and was provided a new hire inducement grant), consisting of a mix of (i) time-based NSOs that vest quarterly over four years, subject to an officer’s continued employment with the Company, and (ii) performance-based RSUs which may become earned subject to the Company’s achievement of certain financial goals over a multi-year period (i.e., 2015 and 2016) and, if earned, thereafter vest over two years, subject to an officer’s continued employment with the Company. Before making the annual grants, the Committee reviewed, as is its general practice, the types, numbers, and values of unearned and/or unvested equity incentives then held by each officer, information concerning the equity incentive grant practices of companies in our peer group and of various companies included in compensation surveys the Committee considered relevant (including peer group and competitive data from an FWC review in December 2014), each executive officer’s job performance, responsibilities, and contributions and potential future contributions to the success of the Company, and the overall compensation package for each executive officer.

In May 2015, the Committee made new hire grants to Mr. Klaey of 150,000 time-based NSOs and 24,000 performance-based RSUs in connection with his March 2015 appointment as our Senior Vice President, Global Sales. The Committee also granted to Mr. Cox in May 2015 a special, one-time award of 65,000 time-based NSOs and 18,500 performance-based RSUs. In making this award, the Committee considered the value of the annual equity awards granted to Mr. Cox in February 2015, Mr. Cox’ skills, experience, and expertise, his importance to the Company’s business strategy, the increase in the scope of his responsibilities, compensation amounts provided to other executive officers, the value of the unvested equity grants then held by Mr. Cox, and alternative job opportunities available to individuals with Mr. Cox’ background and skill set.

Except with respect to Mr. Klaey, the equity incentives awarded to each of our named executive officers during 2015 had grant date fair values that, in the aggregate for all grants to the officer in 2015, were slightly more than 50% contingent on multi-year performance. For Mr. Klaey, a larger percentage of the aggregate grant date fair value of his 2015 equity awards was attributable to time-based NSOs, due to his receipt of a new hire inducement grant in 2015. The equity incentives awarded to each of our named executive officers during 2015, and the grant date fair values thereof, were as follows (unless otherwise indicated, the grants were awarded at the Committee’s February 2015 meeting):

Named Executive Officer	Number of Time-Based NSOs		Grant Date Fair Value of Time-Based NSOs	Number of Target Performance- Based RSUs(1)		Grant Date Fair Value of Target Performance- Based RSUs	Total Grant Date Fair Value of Awards
Bethany Mayer	175,000		$700,520	64,800		$737,424	$1,437,944
Brent T. Novak	60,000		240,178	22,200		252,636	492,814
Errol Ginsberg	115,000		460,343	42,600		484,788	945,131
Dennis J. Cox	115,000	(2)	460,150	42,600	(3)	494,223	954,373
Hans-Peter Klaey	150,000	(4)	601,672	24,000	(4)	285,360	887,032

(1)	Represents the target number of RSUs that may be issued pursuant to the award. The maximum number of RSUs issuable under the award is equal to 150% of the target number of RSUs.
(2)	Consists of an annual grant in February 2015 of 65,000 NSOs having a grant date fair value of $260,194, and an additional grant in May 2015 of 50,000 NSOs with a grant date fair value of $199,955.
(3)	Consists of an annual grant in February 2015 of 24,100 performance-based RSUs with a grant date fair value of $274,258, and an additional grant in May 2015 of 18,500 performance-based RSUs with a grant date fair value of $219,965.
(4)	Grants were made in May 2015 in connection with Mr. Klaey’s March 2015 appointment as our Senior Vice President, Global Sales and pursuant to his employment offer letter with the Company.

The grant date fair values of the 2015 equity awards to our named executive officers were below the median as compared to 2015 equity awards to officers in similar positions with companies in our peer group, provided, however, that (i) the aggregate grant date fair value of Mr. Klaey’s equity awards was slightly above the median due to the new hire nature of his grants and (ii) the aggregate grant date value of Mr. Cox’ equity awards was above the median due to the special, one-time awards granted to him in May 2015. The grant program was designed so that, except with respect to Mr. Klaey, slightly more than half of the grant date value of equity incentives was comprised of performance-based RSUs and just under half was comprised of time-based NSOs. The Committee believes that the performance-based RSUs component of the awards represents a meaningful percentage of the total equity incentives awarded to each officer.

Time-Based NSOs. The NSOs granted to our named executive officers in 2015 have exercise prices equal to the closing sales price of our Common Stock on the respective dates of grant. The exercise prices of the NSOs granted in February was $11.38, and of the NSOs granted in May was $11.89. The NSOs only have value if our stock price increases, and any such stock price increases, as well as the retentive value of the NSOs, benefit our shareholders and align the interests of our executive officers and our shareholders. The NSOs vest on the same schedule as most of our other annual grants which is in 16 equal quarterly installments as long as the officer remains an employee. Mr. Klaey’s NSOs vest on the same schedule as grants generally made to new hires, which is 25% on the one-year anniversary of the commencement of employment and the remaining 75% in 12 equal quarterly installments thereafter.

Performance-Based RSUs. The number of RSUs which may be earned and become eligible for vesting is based upon the extent (if any) to which the Company achieves a financial performance goal over the 2015 and 2016 fiscal years. The RSUs were granted to our executive officers primarily to incent them to assist the Company over the multi-year performance period in achieving certain levels of operating profit, to encourage their retention, and to generally align their interests with the long-term interests of our shareholders.

Specifically, the number of RSUs that will be earned by an officer will be based on the percentage degree to which the Company achieves a target level of aggregate Combined 2015-2016 Non-GAAP Operating Profit per Average Number of Shares Outstanding (defined below) for the Company’s 2015 and 2016 fiscal years, and will be determined in accordance with the table set forth below. The target level of performance is consistent with the Company’s multi-year strategic plan in place before the start of 2015. If the Company’s actual performance results fall between two of the percentages in the “Percentage of 2015-2016 Target Objective Achieved” column below, then straight-line interpolation will be used to determine the Percentage of 2015-2016 Performance-Based RSUs Earned.

Percentage of 2015-2016 Target Objective Achieved	Percentage of 2015-2016 Performance-Based RSUs Earned
90%	0%
95%	50%
100%	100%
105%	125%
110%	150%

The number of RSUs that become earned and subject to vesting will be determined by multiplying (i) the Percentage of 2015-2016 Performance-Based RSUs Earned, as determined in accordance with the table above, by (ii) the target number of shares subject to an executive officer’s award. No performance-based RSUs will be earned unless the Company achieves in excess of the threshold objective, which is equal to 90% of the target objective. If the threshold objective is exceeded, the RSUs will become earned and subject to vesting based on the extent to which the target objective has been achieved, provided the officer remains an employee through the date on which we file with the SEC our Annual Report on Form 10-K for the fiscal year ending December 31, 2016 (the “2016 Form 10-K”). For example, a named executive officer will earn 100% of his or her performance-based RSUs if the Company earns the target objective and 150% of his or her performance-based RSUs if the Company earns 110% or more of the target objective.

Set forth below are definitions that are helpful in understanding the nature of the performance objective for these awards:

“Non-GAAP Operating Profit” means the Company’s operating income from continuing operations calculated on a consolidated basis for the applicable fiscal year, less interest expense and excluding the effects of equity incentive compensation expense, restructuring charges, officer severance compensation, impairment charges, acquisition-related amortization and other acquisition-related charges, and similar charges.

“Average Number of Shares Outstanding” means the weighted average number of shares of the Company’s Common Stock outstanding during the applicable fiscal year.

The Company’s “Combined 2015-2016 Non-GAAP Operating Profit per Average Number of Shares Outstanding” is equal to the sum of the Company’s Non-GAAP Operating Profit per Average Number of Shares Outstanding for each of 2015 and 2016.

The Committee believed when granting these awards that the Combined 2015-2016 Non-GAAP Operating Profit per Average Number of Shares outstanding is a challenging goal and is motivating to our executive officers. The Committee also believed when granting the awards that there is a significant possibility that the target objective might not be achieved. The 2015-2016 target exceeds the comparable number actually achieved by the Company had the Company determined such number for a 2014-2015 performance period.

We are not currently disclosing the threshold and target objectives because the numbers are derived from our confidential internal business plan. Disclosure of our specific financial objectives for 2015-2016 at this level of detail would provide our competitors with insight into our business plans, forecasts, and strategies and would cause us competitive harm.

Within 30 days following the Company’s filing of its 2016 Form 10-K with the SEC, the Committee will (i) confirm in writing the extent to which the financial targets have been met and (ii) certify the number of performance-based RSUs, if any, that have become earned and eligible for vesting for each executive officer.

To the extent that the performance-based RSUs become earned and eligible for vesting, 50% of the earned RSUs will vest on the date of the Committee’s certification. The remaining 50% of such earned RSUs will vest in eight equal quarterly installments commencing on May 15, 2017 and continuing on the 15th day of the second month of each calendar quarter thereafter, provided the officer remains an employee of the Company from the grant date through the applicable vesting date.

If the officer ceases to serve as an employee of the Company prior to the filing of the 2016 Form 10-K, then the performance-based RSUs will be forfeited except as described below in limited circumstances relating to a change-in-control. In addition, if the Company achieves less than the threshold objective for the 2015-2016 performance period, no performance-based RSUs will be earned and they will automatically be forfeited.

In the event of a change-in-control of the Company prior to the date of certification of the awards, the RSUs will become earned at target levels immediately prior to the change-in-control, but will remain subject to vesting. The awards will then vest in installments and, if the officer’s employment is terminated upon the change-in-control or thereafter under circumstances that entitle the officer to change-in-control severance benefits under the officer severance plan that we adopted in 2009 and amended and restated in February 2016, the awards will be subject to accelerated vesting in accordance with the terms of such plan. See “Severance and Change-in-Control Benefits” below and also “Termination of Employment and Change-in-Control Arrangements” beginning on page 32 of this report.

The awards also provide that in the event that prior to the date of certification the officer is terminated prior to, but in connection with, a change-in-control and as a result thereof is entitled to change-in-control severance benefits under the 2009 Officer Severance Plan, his or her unearned RSUs will remain outstanding after the termination of employment and may thereafter become earned and eligible for vesting upon the first to occur of (i) a change-in-control, in which case the RSUs will be earned at target level, or (ii) Committee certification, in which case the RSUs will be earned based on Company performance as certified by the Committee. To the extent then earned, the RSUs would immediately vest in full. Notwithstanding the foregoing, the RSUs would be forfeited if by the 15th day of the third calendar month following the year in which termination of employment occurs neither a change-in-control nor Committee certification has occurred.

If any of the Company’s existing business units or any other portion of the Company’s business is required, for purposes of accounting treatment, to be treated as a discontinued operation prior to January 1, 2017, then all or some of the percentages listed in the column titled “Percentage of 2015-2016 Performance-Based RSUs Earned” in the above table may be reduced by the Committee in its sole discretion. In addition, to the extent that during any continuous 90-day period ending on or before December 31, 2016 and other than as a result of voluntary employee resignations, the Company reduces the total number of full-time employees of the Company and its subsidiaries by more than 20 persons without the approval of the Board, then all or some of the percentages listed in the column titled “Percentage of 2015-2016 Performance-Based RSUs Earned” in the above table may be reduced by the Committee in its sole discretion.

The RSUs contain a clawback provision stating that in the event the RSUs become earned and eligible for vesting and the Company is thereafter required to restate its consolidated financial statements for the Company’s 2015 and/or 2016 fiscal years, the Committee will cause the cancellation and forfeiture of any earned RSUs that are then unvested and that the Committee determines would not have become earned had the Company’s consolidated financial statements that are the subject of such restatement(s) been correctly stated and used to measure the extent to which the Company achieved the performance objectives for purposes of the RSUs.

Severance and Change-in-Control Benefits

During 2015, each of our named executive officers was eligible to receive severance and change-in-control compensation and benefits under either the officer severance plan in which he or she participated or, in the case of Mr. Klaey, the severance and change-in-control provisions of his February 2015 employment offer letter with the Company. Under our 2000 Severance Plan and our 2009 Severance Plan (each as defined below), severance compensation and benefits are provided if the named executive officer’s employment is involuntarily terminated (other than for cause) or is terminated by the officer for certain reasons and provided he or she fulfills certain conditions, including executing a separation agreement that includes a full release of certain types of claims the officer may have against the Company as well as non-disparagement and non-solicitation clauses. During 2015, Mr. Klaey was entitled under the terms of his employment offer letter to receive certain severance compensation and benefits if his employment was involuntarily terminated (other than for cause) and subject to the condition he execute a similar separation agreement.

Our severance plans and any alternative severance and change-in-control protections, such as the protections provided to Mr. Klaey under his 2015 employment offer letter, are intended to provide financial assistance to our executive officers in the event their employment terminates under qualifying circumstances. Severance benefits under our severance plans include cash compensation determined with reference to annual base pay and bonus, continuation of health benefits, and, for officers who participate in our 2009 Severance Plan, the accelerated vesting of all or a portion of their equity incentives depending on the circumstances of their termination. The benefits under Mr. Klaey’s employment offer letter consisted of six months of salary continuation and, in the event of a termination relating to a change-in-control, the accelerated vesting of a portion of his equity incentive awards.

Our officer severance plans and alternative severance provisions provide important protection to our named executive officers, and we believe these protections are very valuable in recruiting and retaining executive officers. We believe that the general severance protections provide appropriate severance compensation and benefits to our named executive officers if they are involuntarily terminated without cause or if they terminate their employment under certain limited circumstances (e.g., in connection with certain relocations or salary reductions). In addition, in the event that a hostile or friendly change-in-control is under consideration, we believe that such protections promote the ability of our named executive officers to act in the best interests of the Company and our shareholders without being unduly influenced by personal considerations, such as a fear of losing their jobs as a result of a change-in-control.

In September 2000, we adopted the original Ixia Officer Severance Plan. Effective January 1, 2009, we effectively created a new officer severance plan by amending and restating the original Ixia Officer Severance Plan as then in effect in the form of the “Ixia Officer Severance Plan (As Amended and Restated effective January 1, 2009).” Notwithstanding such amendment and restatement, the original Ixia Officer Severance Plan also continued to exist substantially in its then current form as a separate officer severance plan applicable to certain executive officers of the Company who, in 2009, elected not to participate in our new plan because, due to the terms of the two plans and the particular facts of their employment and compensation history, they deemed the severance compensation and benefits under the original severance plan to be superior to those provided under the new plan. The original Ixia Officer Severance Plan, as amended to date, is referred to herein as the “2000 Severance Plan.” The Ixia Officer Severance Plan (As Amended and Restated effective January 1, 2009), as amended and restated in February 2016 in the form of the “Ixia Officer Severance Plan (As Amended and Restated effective February 12, 2016),” is referred to herein as the “2009 Severance Plan.”

The 2000 Severance Plan and the 2009 Severance Plan each provide for, among other things, the calculation of cash severance benefits in accordance with the terms thereof. The 2009 Severance Plan also provides for the acceleration of the vesting of all or a portion (depending on the circumstances) of the equity incentives held by an eligible officer upon a qualifying termination of employment, including terminations in connection with a change-in-control of the Company. Benefits under the 2000 Severance Plan do not include the acceleration of vesting of any equity incentive awards. Neither the 2000 Severance Plan nor the 2009 Severance Plan provide for any “single trigger” right of an eligible officer to elect severance benefits if he or she terminates his or her employment unilaterally, without good reason, in connection with a change-in-control. Mr. Klaey’s employment offer letter similarly did not provide for any “single trigger” right to receive severance benefits in connection with a change-in-control.

During 2015, Ms. Mayer and Messrs. Novak and Cox participated in our 2009 Severance Plan, while Mr. Ginsberg participated in the 2000 Severance Plan. In January 2015, upon the Board’s appointment of Mr. Cox as an executive officer of the Company in his continuing role as our Chief Product Officer, the Committee approved, and the Board confirmed, Mr. Cox’ designation, effective immediately, as an eligible officer under the 2009 Officer Severance Plan. In making that designation, the Committee considered Mr. Cox’ leadership position within the Company prior to January 2015. Although there was no delay in Mr. Cox’ becoming an eligible officer under the 2009 Officer Severance Plan, the Company from time to time provides newly hired or appointed executive officers, such as Mr. Klaey in 2015, with rights to severance compensation and benefits that are more limited than those that would be provided to such officers under the 2009 Severance Plan. The Committee thereafter from time to time typically reviews whether to replace those limited rights with the rights provided under the 2009 Severance Plan. In February 2016, the Committee approved, and the Board confirmed, Mr. Klaey’s designation as an eligible officer under the 2009 Severance Plan. As a condition to participating in the 2009 Severance Plan, Mr. Klaey waived the severance compensation and benefits provided to him under the terms of his employment offer letter.

See “Termination of Employment and Change-in-Control Arrangements” below for additional information regarding our officer severance plans and the severance benefits provided under Mr. Klaey’s employment offer letter.

Other Benefits

We currently make the following benefits available to our executive officers, including our named executive officers, generally on the same basis as these benefits are provided to all of our other employees:

•	Health, dental, and vision insurance

•	Life insurance

•	Short- and long-term disability insurance

•	401(k) Plan

•	Vacation and sick leave

•	Employee Stock Purchase Plan (under which shares of our Common Stock can be purchased at a discount)

The main objectives of our benefits program are to provide our employees with access to quality healthcare, insurance for protection from unforeseen events, and an opportunity to save for retirement. We believe that these benefits enhance employee productivity and loyalty and overall are consistent with the benefits offered by other companies with whom we compete for executive officers. In addition, we pay relocation benefits to our executive officers when appropriate. For example, we provided relocation benefits to Mr. Klaey in 2015 when he joined the Company as our Senior Vice President, Global Sales.

Although it is not our practice to provide our executive officers with significant perquisites, in recognition of Mr. Ginsberg’s status as a founder of the Company, his contributions to the success of the Company, and his long tenure with the Company, the Company paid the 2015 monthly lease payments and fuel expenses for a car that was used by Mr. Ginsberg for both business and personal use. Mr. Ginsberg served as our Chairman of the Board and Chief Innovation Officer during 2015 and continues to serve in those roles as of the date of this report.

See the “Summary Compensation Table” below for additional information regarding these benefits.

Risk Assessment

Our Committee periodically reviews our compensation policies, practices, and programs to help ensure that they do not encourage excessive risk taking by our executive officers or employees. In structuring the executive officers’ compensation program for 2015, the Committee, with the assistance of FWC, assessed the risks arising from the Company’s compensation program and concluded that such risks are not reasonably likely to have a material adverse effect on the Company. We believe that the Company’s 2015 compensation program did not encourage excessive risk taking by our executive officers or employees for the following reasons:

•	Our executive officer compensation program is market-driven and appropriately balanced between short-term and long-term performance goals and cash and equity compensation, with a meaningful percentage focused on long-term equity compensation.

•	Our incentive programs pay for performance against financial targets based upon profit and revenue metrics, and are set to be challenging yet achievable in order to motivate a high degree of business performance over one or two years.

•	The annual cash bonus opportunities (see Cash Bonuses above) provided under our 2015 Bonus Plan were set at competitive levels and were payable based on the Company’s achievement of certain financial performance objectives. The total, aggregate bonus pool from which all participants under the 2015 Bonus Plan would be paid was capped, and the Committee had discretion to reduce the bonus amount payable to any individual plan participant. Ixia’s 2015 Bonus Plan also includes a clawback provision under which the Committee, in its discretion, had the right not to pay and to delay the payment of, and has the right to recover all or a portion of, any bonus awarded to an officer under such plan, if the Company’s 2015 financial statements are restated.

•	The 2015 grants of long-term equity incentive compensation provided to our named executive officers consisted of a mix of time-based NSOs and performance-based RSUs. The performance-based RSUs only become eligible for vesting if the Company achieves above a pre-set multi-year financial performance target for the period comprising the Company’s 2015 and 2016 fiscal years, thus serving both a retention and a longer term performance function, and increasing the emphasis on longer term stock price growth. The time-based NSOs have exercise prices equal to the closing sales price on the date of grant and therefore only have intrinsic value if our share price increases, thus aligning our executive officers’ interests with the interests of our shareholders. The value of the performance-based RSUs also increases as our share price increases, which further aligns those interests.

•	Ixia’s long-term performance-based RSUs granted to executive officers in 2015 include a clawback provision which states that if the Company is required to restate its consolidated financial statements for its 2015 and/or 2016 fiscal years, then the Committee shall cause the cancellation and forfeiture of any and all RSUs that have become earned and eligible for vesting but remain unvested and that the Committee determines would not have become earned and eligible for vesting had the Company’s consolidated financial statements that are the subject of such restatement(s) been correctly stated and used to measure the extent to which the Company achieved the performance objectives for those RSUs.

•	In 2015, the Company amended and restated its insider trading policy, which governs transactions involving the Company’s securities by officers, directors, and employees, including to add a prohibition against pledging the Company’s securities as collateral unless approved by a majority of the disinterested members of the Board.

•	The Company has implemented policies, processes, internal controls, oversight, and training that are intended to prevent and detect unethical behavior and behavior involving excessive risk taking by our executive officers and employees.

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

Qualifying performance-based compensation, including compensation attributable to the issuance, exercise, or vesting of certain equity incentives, such as nonstatutory stock options (or any other equity-based instrument for which the amount of compensation received is dependent solely on an increase in the value of common stock after the date of grant) and RSUs that vest based on the achievement of pre-established qualifying performance criteria, will not be subject to the deductibility limitation if certain conditions are met.

The base salaries, cash bonuses, and incentive components (other than stock options and performance-based RSUs granted under our equity-based incentive plans) of our executive compensation program generally do not constitute qualifying performance-based compensation for purposes of Section 162(m). Our 2008 Plan allows us to grant performance-based equity compensation (for example, RSUs that vest or become eligible for vesting based on the Company’s achievement of financial performance metrics) that is intended to qualify as deductible performance-based compensation under Section 162(m). The deductibility of compensation, however, is not the sole factor considered by our Committee in establishing appropriate levels of compensation or structuring incentive programs. Accordingly, there may be circumstances from time to time where a named executive officer’s compensation may exceed the amount that is deductible under Section 162(m), and our Committee may nonetheless elect to provide the compensation in order to achieve our compensation objectives. For 2015, our compensation program was designed so that all compensation paid to our named executive officers, other than certain compensation paid to our Chief Executive Officer, would be deductible under Section 162(m). Our Chief Executive Officer’s 2015 compensation exceeded the deductibility limits of Section 162(m) by approximately $651,047, which resulted in a cost to the Company of approximately $253,257 as a result of the related lost tax deduction. The Committee firmly believes that the compensation paid to our Chief Executive Officer for 2015 was justifiable and represented a competitive compensation package that was reasonable and appropriate.

Summary Compensation Table

The following table summarizes information for the years ended December 31, 2013, 2014, and 2015 about compensation earned for services performed in all capacities for Ixia and its subsidiaries in each of such years by (i) our President and Chief Executive Officer; (ii) our Chief Financial Officer; and (iii) each of the Company’s three other most highly compensated executive officers serving at December 31, 2015. The individuals listed below are referred to in this report as the “named executive officers.”

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Bethany Mayer	2015	650,000	—		737,424	700,520	1,001,047	864	3,089,855
President and	2014	172,500	3,186,206	(7)	—	2,368,476	—	768	5,727,950
Chief Executive Officer(6)
Brent T. Novak	2015	355,577	—		252,636	240,178	316,307	3,364	1,168,062
Chief Financial Officer(8)	2014	303,560	50,000		182,600	367,400	—	3,268	906,828
Errol Ginsberg	2015	455,961	—		484,788	460,343	491,550	17,820	1,910,462
Chief Innovation Officer(9)	2014	529,481	—		—	1,114,323	—	27,975	1,671,779
	2013	459,538	—		1,326,992	158,680	94,368	30,011	2,069,589
Dennis J. Cox	2015	349,231	—		494,223	460,149	321,827	7,064	1,632,495
Chief Product Officer(10)
Hans-Peter Klaey	2015	269,231	—		285,360	601,672	414,635	50,971	1,621,869
Senior Vice President, Global Sales(11)

(1)	Includes amounts, if any, deferred at the election of the named executive officer under our 401(k) Plan. For 2015, the amount shown for Mr. Novak includes an amount paid in lieu of paid time off of $13,269.

(2)	Amounts shown in this column do not reflect compensation actually received by the named executive officers. The amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the numbers of performance-based RSUs that would be earned by the named executive officers assuming achievement of target performance by the Company. Assuming achievement of the highest level of performance by the Company (i.e., 110% of target performance), the aggregate grant date fair values of the RSUs for Ms. Mayer and for Messrs. Novak, Ginsberg, Cox, and Klaey would be $1,106,136, $378,954, $728,182, $741,335, and $428,040, respectively. The grant date fair values of the RSUs are not necessarily indicative of the actual amounts that the named executive officers will realize upon any vesting of such RSUs. The grant date fair values of such awards are measured based on the closing sales price of our Common Stock on the date of grant, as reported on the Nasdaq Global Select Market.

(3)	Amounts shown in this column do not reflect compensation actually received by the named executive officers. The amounts shown reflect the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718, and are not necessarily indicative of the compensation that the named executive officers will actually realize. The grant date fair value of each option is estimated using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of our options are set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on February 29, 2016.

(4)	Amounts shown in this column for 2015 represent the amounts paid under our 2015 Bonus Plan and are based on, among other factors, (i) the officers’ respective annual bonus opportunities established by our Compensation Committee and expressed as a percentage of annual base salary; (ii) the extent to which the Company achieved a pre-determined threshold level of 2015 adjusted operating margin; and (iii) the amount of the Company’s 2015 revenue. See “Compensation Discussion and Analysis — Compensation Components — Cash Bonuses” above for additional information regarding our 2015 Bonus Plan.

(5)	Amounts shown in this column for 2015 include (i) matching contributions that the Company made under its 401(k) Plan of $2,500 allocated to the accounts of each of Messrs. Ginsberg, Novak, and Cox; (ii) $864 paid by the Company for term life insurance for each of Ms. Mayer and Messrs. Ginsberg, Novak, and Cox, and $648 paid by the Company for term life insurance for Mr. Klaey; (iii) $9,713 for lease payments paid for a leased car provided to Mr. Ginsberg, which amount is attributed to Mr. Ginsberg’s personal use of the car, plus $4,743 paid to Mr. Ginsberg as a tax gross up for related personal income; (iv) $3,700 paid to Mr. Cox under the Company’s patent award program; and (v) $50,323 paid to Mr. Klaey as reimbursement for relocation costs.

(6)	Ms. Mayer joined the Company as President and Chief Executive Officer in September 2014.

(7)	Under the terms of Ms. Mayer’s August 2014 employment offer letter agreement with the Company, for 2014 Ms. Mayer was paid (i) a guaranteed cash bonus of $500,000 in lieu of being eligible to participate in the Company’s 2014 Senior Officer Bonus Plan and to partially replace the value of compensation she had foregone by leaving HP to join Ixia and (ii) a one-time cash bonus of $2,686,206 to replace the in-the-money value of certain unvested equity incentives that Ms. Mayer held at HP and that would have vested on or before December 31, 2014 had Ms. Mayer remained at HP. Ms. Mayer’s equity-based one-time cash bonus was subject to forfeiture on a pro rata basis if, prior to October 1, 2015, she had voluntarily terminated her employment with the Company or had been terminated by the Company for cause.

(8)	Mr. Novak was appointed to the position of Acting Chief Financial Officer in March 2014 and to the position of Chief Financial Officer in September 2014. The table does not include Mr. Novak’s compensation for 2013 as he was not a named executive officer for that year.

(9)	Mr. Ginsberg serves as the Company’s Chief Innovation Officer and, from October 2013 to September 2014, also served as Acting Chief Executive Officer.

(10)	Mr. Cox has served as the Company’s Chief Product Officer since June 2013, and was designated as an executive officer in that position in January 2015. The table does not include Mr. Cox’ compensation for 2013 and 2014 as he was not a named executive officer for those years.

(11)	Mr. Klaey joined the Company as Senior Vice President, Global Sales in March 2015.

Grants of Plan-Based Awards

The following table sets forth certain information concerning potential payouts under grants of awards under our cash and equity incentive plans during 2015 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)					Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Named Executive Officer	Grant Date	Threshold ($)(3)	Target ($)(4)		Maximum ($)(5)		Threshold (#)(6)	Target (#)(7)	Maximum (#)(8)	Options (#)(9)		Awards ($/Sh)(10)	Awards ($)(11)
Bethany Mayer		—	650,000		1,033,200		—	—	—	—		—	—
	2/27/2015	—	—		—		—	64,800	97,200	—		—	737,424
	2/27/2015	—	—		—		—	—	—	175,000	(12)	11.38	700,520
Brent T. Novak		—	205,385		327,600		—	—	—	—		—	—
	2/27/2015	—	—		—		—	22,200	33,300	—		—	252,636
	2/27/2015	—	—		—		—	—	—	60,000	(12)	11.38	240,178
Errol Ginsberg		—	319,173		512,400		—	—	—	—		—	—
	2/27/2015	—	—		—		—	42,600	63,900	—		—	484,788
	2/27/2015	—	—		—		—	—	—	115,000	(12)	11.38	460,343
Dennis J. Cox		—	209,538		344,400		—	—	—	—		—	—
	2/27/2015	—	—		—		—	24,100	36,150	—		—	274,258
	2/27/2015	—	—		—		—	—	—	65,000	(12)	11.38	260,194
	5/8/2015	—	—		—		—	18,500	27,750	—		—	219,965
	5/8/2015	—	—		—		—	—	—	50,000	(13)	11.89	199,955
Hans-Peter Klaey		—	269,231	(14)	442,400	(14)	—	—	—	—		—	—
	5/8/2015	—	—		—		—	24,000	36,000	—		—	285,360
	5/8/2015	—	—		—		—	—	—	150,000	(15)	11.89	601,672

(1)	These amounts represent cash incentive bonuses that were potentially payable to the named executive officers under our 2015 Bonus Plan. Under the 2015 Bonus Plan, each named executive officer was eligible to receive an annual bonus based on a formula set forth in the 2015 Bonus Plan and on factors that included (i) his or her target bonus for 2015, which was equal to a Compensation Committee-approved percentage of his or her base salary for 2015; (ii) the extent, if any, to which a Company-wide bonus pool for 2015 was funded based on Company financial performance for the payment of bonuses under the 2015 Bonus Plan and under the Company’s 2015 Employee Bonus Plan (together, the “2015 Plans”); and (iii) the target bonuses of all other executive officers and employees participating in the 2015 Plans and entitled to a share of any funded bonus pool. The bonus pool would only be funded if the Company exceeded a threshold level (expressed as a percentage) of adjusted operating margin approved by the Compensation Committee and set forth in the 2015 Bonus Plan. If the Company exceeded the threshold level of adjusted operating margin, the amount of the bonus pool funding would be calculated pursuant to a formula that would take into account the extent to which the threshold was exceeded and the amount of the Company’s 2015 revenue. See “Compensation Discussion and Analysis — Compensation Components — Cash Bonuses” above for additional information regarding the 2015 Bonus Plan. Actual bonuses paid to the named executive officers under the 2015 Bonus Plan are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)

These awards represent performance-based RSUs granted to the named executive officers under our Second Amended and Restated Ixia 2008 Equity Incentive Plan (the “2008 Plan”). The number of RSUs, if any, that will be earned by the officer will be based on the percentage degree to which the Company achieves a target level of “Non-GAAP Operating Profit per Average Number of Shares Outstanding” for the Company’s combined 2015 and 2016 fiscal years (the

“2015-2016 Operating Profit Target”). The number of RSUs that may be earned ranges from zero at the threshold level of Company financial performance (i.e., 90% of the 2015-2016 Operating Profit Target) to a maximum of 150% of the target number of RSUs if the Company achieves 110% or more of the 2015-2016 Operating Profit Target. To the extent the RSUs become earned and eligible for vesting, 50% of the earned RSUs will vest and the shares covered thereby will be issued upon the Compensation Committee’s certification of the 2015-2016 Operating Profit Target and the extent to which the RSUs have been earned, and the remaining 50% will vest and the shares covered thereby will be issued in eight equal quarterly installments, with the first of such installments vesting on May 15, 2017 and one additional installment vesting on the 15th day of the second month of each of the seven calendar quarters thereafter, as long as the officer remains an employee of the Company. See “Compensation Discussion and Analysis — Compensation Components — Equity Incentives” above for additional information regarding these performance-based RSUs.

(3)	No threshold bonus amounts are shown. If the Company had achieved only the threshold level of adjusted operating margin set forth in the 2015 Bonus Plan, the officers would not have earned bonuses for 2015. To the extent the Company exceeded the threshold, the named executive officers, together with the other officers and employees participating in the 2015 Plans, would share the distributable bonus pool funds.

(4)	The amounts shown represent the target bonuses that would become payable under the 2015 Bonus Plan if for 2015 the Company achieved levels of adjusted operating margin and revenue that resulted in the funding of the bonus pool in the amount necessary for the named executive officers to earn their target bonuses.

(5)	The amounts shown represent the estimated maximum bonuses that would become payable under the 2015 Bonus Plan if the Company achieved levels of adjusted operating margin and revenue that resulted in the funding of the bonus pool in the maximum amount of $28,000,000 and assuming that the named executive officer’s proportionate interest in the bonus pool would be the same on the date of determination of the bonuses as it was when the 2015 Bonus Plan was adopted. These maximum amounts do not take into account the amount by which, pursuant to the 2015 Plans, the bonus pool and, as a result, officer bonuses (including the maximum bonuses shown in the table), were subject to reduction for the payment of employer taxes with respect to the bonuses paid under the 2015 Plans.

(6)	No threshold numbers of RSUs are shown. If the Company achieves the threshold level of 2015-2016 Operating Profit Target (i.e., 90% of target), the officers will not earn any of the RSUs.

(7)	The amounts shown represent the target number of performance-based RSUs that will become earned and eligible for vesting if the Company achieves 100% of the 2015-2016 Operating Profit Target.

(8)	The amounts shown represent the maximum number of performance-based RSUs (i.e., 150% of the target number of RSUs) that will become earned and eligible for vesting if the Company achieves 150% or more of the 2015-2016 Operating Profit Target.

(9)	These options were granted under the 2008 Plan.

(10)	The exercise price of the options is equal to the closing sales price of the Company’s Common Stock on the date of grant, as reported on the Nasdaq Global Select Market.

(11)	Stock awards and option awards are shown at their aggregate grant fair value computed in accordance with FASB ASC Topic 718, and such amounts are not necessarily indicative of the compensation actually received or realized upon the vesting or exercise of such awards. The grant date fair value of each award of performance-based RSUs is measured based on the closing sales price of our Common Stock on the date of grant, as reported on the Nasdaq Global Select Market and is computed based on the assumption that the officers will earn target level awards. The grant date fair value of each option is estimated using the Black-Scholes option pricing model. Assumptions used to calculate the fair value of our options are set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on February 29, 2016.

(12)	These options vest in 16 equal quarterly installments, with the first of such installments vesting on June 30, 2015 and one additional installment vesting on the last day of each of the 15 calendar quarters thereafter, as long as the named executive officer remains an employee of the Company. The options have a maximum term of seven years.

(13)	These options vested and became exercisable as to 3,125 shares on September 30, 2015 and vest and become exercisable as to the remaining shares in 15 equal quarterly installments, with the first of such installments vesting on December 31, 2015 and one additional installment vesting on the last day of each of the 14 calendar quarters thereafter, as long as Mr. Cox remains an employee of the Company. The options have a maximum term of seven years.

(14)	Mr. Klaey’s target and maximum bonus amounts reflect proration based on the portion of 2015 for which he served as an executive officer and employee of the Company.

(15)	These options vested and became exercisable as to 37,500 shares on March 16, 2016 and vest and become exercisable as to the remaining 112,500 shares in 12 equal quarterly installments, with the first such installment vesting on June 30, 2016, and one additional installment vesting on the last day of each of the 11 calendar quarters thereafter, as long as Mr. Klaey remains an employee of the Company. The options have a maximum term of seven years.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth certain information concerning outstanding unexercised, unvested, and/or unearned equity awards that were held as of December 31, 2015 by our named executive officers. The table does not reflect any deemed cancellation or regrant of certain performance-based options and RSUs that, for accounting purposes only, were deemed cancelled in 2013 as a result of our restatement in April 2013 of certain of our previously issued financial statements and then regranted in either 2013 or 2014, as applicable. For additional information regarding this deemed cancellation and regrant, see Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on February 29, 2016.

	Option Awards(1)							Stock Awards(2)
Named Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Award: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Bethany Mayer	10/02/14	218,750	(5)	481,250	(5)	9.13	10/2/2021	02/27/2015				64,800	805,464
	02/27/15	32,811		142,189		11.38	2/27/2022
Brent T. Novak	11/10/14	31,250		68,500		10.17	11/10/2021	10/04/2012	2,000		24,860
	02/27/15	11,250		48,750		11.38	2/27/2022	10/10/2013	3,500		43,505
								10/02/2014	11,607	(6)	144,275
								02/27/2015				22,200	275,946
Errol Ginsberg	02/19/09	46,875		—		5.00	2/19/2016	03/16/2012	1,563		19,428
	03/12/10	50,625		—		8.88	3/12/2017	03/16/2012	1,042	(7)	12,952
	03/12/10	70,000		—		8.88	3/12/2017	12/13/2012	4,175		51,895
	02/08/11	69,000		—		18.09	2/8/2018	02/07/2013	1,282		15,935
	02/08/11	85,000		—		18.09	2/8/2018	02/27/2015				42,600	529,518
	03/16/12	70,312		4,688		12.66	3/16/2019
	03/16/12	50,000	(8)	—		12.66	3/16/2019
	12/13/12	37,500		12,500		15.47	12/13/2019
	02/07/13	8,593		3,907		20.94	2/7/2020
	11/05/13	12,000		—		13.46	11/5/2020
	10/02/14	144,375	(9)	185,625	(9)	9.13	10/2/2021
	02/27/15	21,561		93,439		11.38	2/27/2022
Dennis J. Cox	10/04/12	125,000	(10)	—		17.17	10/4/2019	12/13/2012	2,000		24,860
	12/13/12	18,000		6,000		15.47	12/13/2019	02/07/2013	875		10,876
	02/07/13	5,843		2,657		20.94	2/7/2020	02/27/2015				24,100	299,563
	10/02/14	43,750	(9)	56,250	(9)	9.13	10/2/2021	05/08/2015				18,500	229,955
	02/27/15	12,186		52,814		11.38	2/27/2022
	05/08/15	6,250		43,750		11.89	5/8/2022
Hans-Peter Klaey	05/08/15	—		150,000	(11)	11.89	5/8/2022	05/08/2015				24,000	298,320

(1)	Stock options were granted under our 2008 Plan and, unless otherwise indicated in the footnotes to this table, vest and become exercisable in 16 substantially equal quarterly installments over approximately four years following the date of grant, with the first of such installments vesting on the last day of the first full calendar quarter following the calendar quarter in which the grant is made. The vesting of stock options is subject to the named executive officer remaining an employee of the Company through the applicable vesting date. For information regarding the potential acceleration of the vesting of the awards reported in this table, see “Termination of Employment and Change-in-Control Arrangements” beginning on page 32 of this report.

(2)	RSUs were granted under our 2008 Plan and, unless otherwise indicated in the footnotes to this table, vest in 16 substantially equal quarterly installments over approximately four years following the date of grant, with the first of such installments typically vesting on the 15th day of the second month of the first full calendar quarter following the calendar quarter in which the grant is made. The vesting of RSUs is subject to the named executive officer remaining an employee of the Company through the applicable vesting date. The shares covered by RSUs are issued upon vesting of the RSUs.

(3)	Market value of RSUs is based on the closing sales price of a share of Ixia Common Stock on December 31, 2015, as reported on the Nasdaq Global Select Market (i.e., $12.43).

(4)	These RSUs were granted in 2015 as performance-based RSUs and may become earned and eligible for vesting based on the extent (if any) to which the Company achieves a Compensation Committee-approved pre-set target level of Non-GAAP Operating Profit Per Average Number of Shares Outstanding (“Operating Profit per Share”) for the Company’s combined 2015 and 2016 fiscal years. To the extent the RSUs become earned and eligible for vesting, 50% of the earned RSUs will vest on the date on which the Compensation Committee certifies the Operating Profit per Share for the Company’s combined 2015 and 2016 fiscal years and determines the number of RSUs that have become earned, and the remaining 50% of the RSUs will vest in eight equal quarterly installments, with the first of such installments vesting on May 15, 2017 and one additional installment vesting on the 15th day of the second month of each of the seven calendar quarters thereafter. The numbers of shares shown assume that the Company achieves the target level of Operating Profit established for purposes of these awards.

(5)	These options vested and became exercisable as to 175,000 shares on September 16, 2015 and vest and become exercisable as to the remaining 525,000 shares in 12 equal quarterly installments, with the first of such installments vesting on December 31, 2015 and one additional installment vesting on the last day of each of the 11 calendar quarters thereafter.

(6)	These RSUs vested as to 3,750 shares on November 15, 2014 and vest as to the remaining 16,250 shares in 13 equal quarterly installments, with the first of such installments vesting on February 15, 2015 and one additional installment vesting on the 15th day of the second month of each of the 12 calendar quarters thereafter.

(7)	These RSUs were granted to Mr. Ginsberg in 2012 as performance-based RSUs. The number of performance-based RSUs that were earned and became eligible for vesting was based on the percentage degree to which the Company achieved a target Operating Profit per Share approved by the Compensation Committee for the Company’s combined 2012 and 2013 fiscal years (the “2012-2013 Operating Profit per Share”). The target 2012-2013 Operating Profit per Share target at which Mr. Ginsberg would earn 100% of his performance-based RSUs was set at $1.79. Based on the 2012-2013 Operating Profit per Share of $2.20, Mr. Ginsberg earned 100% of his performance-based RSUs (i.e., 16,667 RSUs), of which 50% vested on June 24, 2014, which was the date on which the Compensation Committee certified the 2012-2013 Operating Profit per Share and determined the number of RSUs that had become earned, and the remaining 50% vest in eight substantially equal quarterly installments, with the first of such installments vesting on June 24, 2014 and one additional installment vesting on August 15, 2014 and on the 15th day of the second calendar month of each of the six calendar quarters thereafter.

(8)	These options were granted to Mr. Ginsberg in 2012 as performance-based options. The number of performance-based options that were earned by Mr. Ginsberg and that became eligible for vesting was based on the percentage degree to which the Company achieved the target 2012-2013 Operating Profit per Share. See Footnote 7 above for information regarding the Company’s target and actual Operating Profit per Share for the 2012-2013 performance period. Based on the 2012-2013 Operating Profit per Share, Mr. Ginsberg earned 100% of his performance-based options (i.e., 50,000 options). The options vested and became exercisable as to 25,000 shares on June 24, 2014, which was the date on which the Compensation Committee certified the 2012-2013 Operating Profit per Share and determined the number of options that had become earned, and vested and became exercisable as to the remaining 25,000 shares in eight equal installments, with the first of such installments vesting on June 24, 2014, the second of such installments vesting on June 30, 2014, and the remaining six installments vesting on the last day of each of the six calendar quarters thereafter.

(9)	These options vested and became exercisable immediately as to 12.5% of the shares covered thereby and vest and become exercisable as to the remaining 87.5% of the shares in 14 equal quarterly installments, with the first of such installments vesting on December 31, 2014 and one additional installment vesting on the last day of each of the 13 calendar quarters thereafter.

(10)	These options vested and became exercisable as to 31,250 shares on August 24, 2013 and vested and became exercisable as to the remaining shares in eight equal quarterly installments, with the first of such installments vesting on December 31, 2013 and one additional installment vesting on the last day of each of the seven calendar quarters thereafter.

(11)	These options vested and became exercisable as to 37,500 shares on March 16, 2016 and vest and become exercisable as to the remaining shares in 12 equal quarterly installments, with the first of such installments vesting on June 30, 2016 and one additional installment vesting on the last day of each of the 11 calendar quarters thereafter.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock option exercises and the vesting of RSUs during 2015 for our named executive officers.

	Option Awards(1)		Stock Awards(1)
Named Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Bethany Mayer	—	—	—	—
Brent T. Novak	—	—	9,893	127,993
Errol Ginsberg	6,250	18,313	16,575	212,161
Dennis J. Cox	—	—	8,325	108,169
Hans-Peter Klaey	—	—	—	—

(1)	All information provided in this table relates to stock options and RSUs awarded under our 2008 Plan.

(2)	The value realized equals the difference between the closing sales price of Ixia Common Stock on the exercise date, as reported on Nasdaq Global Select Market, and the option exercise price, multiplied by the number of shares for which the option was exercised.

(3)	The value realized equals the closing sales price of Ixia Common Stock on the vesting date, as reported on the Nasdaq Global Select Market, multiplied by the number of shares as to which the RSUs vested.

Pension Benefits/Nonqualified Deferred Compensation Plans

Ixia’s named executive officers did not receive any benefits in 2015 from Ixia under deferred pension or deferred contribution plans other than benefits under Ixia’s 401(k) Plan described in Footnotes 1 and 5 to the Summary Compensation Table above. Ixia does not maintain a nonqualified deferred contribution or other deferred compensation plan for its executive officers.

Termination of Employment and Change-in-Control Arrangements

Our named executive officers are eligible to receive severance compensation and benefits under severance and change-in-control provisions contained in our officer severance plans if their employment terminates under certain conditions.

We believe that these provisions provide appropriate severance compensation and benefits to our named executive officers if they are terminated without cause or if their employment is terminated under certain other circumstances, whether in the context of a change-in-control or otherwise. We believe that these provisions promote the ability of our named executive officers to act in the best interests of our Company and its shareholders in the event that a hostile or friendly change-in-control is under consideration without their being unduly influenced by personal considerations, such as fear of losing their jobs as a result of a change-in-control. Furthermore, we believe that severance and change-in-control benefits are effective in recruiting and retaining executive officers.

Under our severance plans, our named executive officers are entitled to receive severance compensation and benefits following a termination of their employment, if such termination is non-temporary, involuntary, and without cause or if the officer terminates his or her employment voluntarily under certain limited circumstances (e.g., a material diminution in base salary). In addition, if there is a change-in-control in the Company, an eligible officer will receive benefits under the severance plan if his or her employment terminates under certain circumstances in connection with the change-in-control. The amount of the severance compensation and benefits payable upon termination of employment under circumstances entitling a named executive officer to severance can vary depending on which of our severance plans the officer participates in. As a condition of receiving severance benefits, an officer who is entitled to receive benefits under a severance plan must sign a severance agreement that includes, among other provisions, a release of certain claims he or she may have against the Company and post-termination non-solicitation and non-disparagement provisions. Cash severance compensation is typically paid out in 12 equal installments over approximately 13 months following the termination of an officer’s employment.

In September 2000, the Company adopted the Ixia Officer Severance Plan under which each eligible officer was entitled to severance pay based on a formula that took into account the officer’s highest annual compensation, the number of years employed by us, and the highest office attained prior to termination.

Effective January 1, 2009, the Company in effect created a second officer severance plan by amending and restating the original Ixia Officer Severance Plan as then in effect in the form of the “Ixia Officer Severance Plan (As Amended and Restated effective January 1, 2009),” while also retaining the original Ixia Officer Severance Plan. We adopted the new plan principally to provide severance benefits that were deemed to be more competitive with the benefits offered by certain of our then peer group companies and to reflect trends and developments in severance and change-in-control benefits and practices. As compared to the original Ixia Officer Severance Plan, the new plan provided for, among other things, changes to the calculation of severance benefits and the addition of provisions for the acceleration of the vesting of all or a portion (depending on the circumstances) of the equity incentives held by an eligible officer upon a qualifying termination of employment. Each executive officer who participated in the original Ixia Officer Severance Plan was afforded an opportunity to irrevocably elect whether to remain a participant in that plan or to become a participant in the new plan. The original Ixia Officer Severance Plan, as amended to date, is referred to herein as the “2000 Severance Plan.” The Ixia Officer Severance Plan (As Amended and Restated effective January 1, 2009), as amended and restated in February 2016 in the form of the “Ixia Officer Severance Plan (As Amended and Restated effective February 12, 2016),” is referred to herein as the “2009 Severance Plan.”

The 2009 Severance Plan currently applies to all of our named executive officers other than Mr. Ginsberg, who elected to remain a participant under the 2000 Severance Plan at the time our 2009 Officer Severance Plan was adopted.

Severance benefits under both the 2000 Severance Plan and the 2009 Severance Plan include cash severance compensation as well as continuation, at the Company’s expense, of health care insurance for a period of 18 months following termination of employment. Severance benefits are not payable if termination of an eligible officer’s employment occurs under certain circumstances specified in the 2000 or 2009 Severance Plan, as applicable, including as a result of retirement or a termination of an officer by the Company for “cause” (as defined in the applicable plan).

Klaey Offer Letter Agreement. Prior to the Committee’s February 2016 designation of Mr. Klaey as an eligible officer for purposes of the 2009 Severance Plan, Mr. Klaey, who joined us as an executive officer in March 2015, was under certain circumstances entitled to receive general and change-in-control severance compensation and benefits pursuant to the terms of his employment offer letter agreement with the Company dated February 19, 2015 (the “Klaey Offer Letter Agreement”). The Klaey Offer Letter Agreement provided that the receipt of any such compensation and benefits (as such compensation and benefits are described below) was subject to Mr. Klaey’s entering into a severance agreement and release in a form reasonably satisfactory to the Company.

General Severance Compensation

Under each of the 2000 Severance Plan and the 2009 Severance Plan, the eligible officers are entitled to receive general severance compensation and benefits if their employment terminates under certain conditions other than in connection with a change-in-control of the Company. The circumstances under which an eligible officer is entitled to general severance compensation and benefits include, but are not limited to, the officer’s termination by the Company other than for “cause” (as defined in the applicable plan) and the officer’s voluntary termination following a material reduction (e.g., more than 10%) in his or her annual base salary.

2000 Severance Plan. Mr. Ginsberg is currently the only eligible officer under the 2000 Severance Plan, and executive officers joining us after 2008 are not provided with an option to participate in that plan. Under the 2000 Severance Plan, the amount of general severance cash compensation that an eligible officer is entitled to receive is calculated based on a formula that takes into account (i) the officer’s highest annual compensation, (ii) the length of the officer’s employment as an eligible officer, and (iii) the officer’s position. The 2000 Severance Plan defines “annual compensation” for this purpose as the highest annual cash compensation (i.e., base salary plus bonus for the prior year) paid to an eligible officer during the period he or she served as an eligible officer. Under the 2000 Severance Plan, Mr. Ginsberg is eligible to receive general severance cash compensation (without any accelerated vesting of equity incentive awards) equal to 300% of his highest annual compensation, which percentage is based on years of service as an eligible officer and the highest office attained prior to termination. The 2000 Severance Plan does not provide Mr. Ginsberg with acceleration of vesting benefits relating to his outstanding equity incentive awards at the time of any termination of employment for which he is entitled to receive general severance compensation and benefits.

2009 Severance Plan. Ms. Mayer and Messrs. Novak, Cox, and Klaey have been designated as eligible officers for purposes of the 2009 Severance Plan. Under the 2009 Severance Plan, the amount of general severance cash compensation that an eligible officer is entitled to receive is calculated based on a formula that takes into account (i) the officer’s most recent annual compensation, (ii) the length of the officer’s employment as an eligible officer, and (iii) the officer’s position. The 2009 Severance Plan defines “annual compensation” as the officer’s current annual base salary rate plus the average annual bonus earned by the eligible officer in his or her capacity as such over the prior three-year period. An individual serving as the Company’s Chief Executive Officer who has been designated as an eligible officer under the 2009 Severance Plan is eligible to receive general severance cash compensation equal to 100% of annual compensation if he or she has been employed by the

Company as an eligible officer for less than one year prior to termination or 200% of such compensation if he or she has been employed by the Company as an eligible officer for one or more years prior to termination. Other eligible officers are eligible to receive general severance cash compensation equal to 50% of annual compensation if they have been employed by the Company as eligible officers for less than one year prior to termination or 100% of annual compensation if they have been employed by the Company as eligible officers for one or more years prior to termination.

Under the 2009 Severance Plan, if an eligible officer is entitled to receive general severance compensation and benefits, then upon termination of employment the vesting of his or her equity incentive awards that are subject to vesting (other than rights granted under the Company’s Employee Stock Purchase Plan) will generally accelerate for awards scheduled to vest within 12 months following the termination of employment and, in the case of exercisable securities such as stock options, will remain exercisable for the longer of (i) the period specified in the applicable equity award agreement or (ii) 90 days following the termination of the officer’s employment with the Company. Under the 2009 Severance Plan and the terms of the award agreements evidencing the unearned performance-based RSUs that are currently held by Ms. Mayer and by Messrs. Novak, Cox, and Klaey, if upon any termination of employment the officer is entitled to receive general severance compensation and benefits under the 2009 Severance Plan, the awards will not be subject to accelerated vesting if they are outstanding but unearned at the time of such termination.

Klaey Offer Letter Agreement. Under the terms of the Klaey Offer Letter Agreement, in the event the Company terminated Mr. Klaey’s employment without “cause” (as defined in the Klaey Offer Letter Agreement), the Company agreed to continue to pay his base salary at his then-current annual base salary rate through the six-month anniversary of the date of termination.

Change-in-Control Severance Compensation

2000 Severance Plan. Under the 2000 Severance Plan, in the event of a change-in-control (as defined in the 2000 Severance Plan) of the Company, Mr. Ginsberg will be eligible to receive severance compensation and benefits in the event of any qualifying termination of employment. He will also be entitled to receive change-in-control severance compensation and benefits if within two years following the change-in-control, he elects to terminate his employment with the Company for “good reason” (as defined in the 2000 Severance Plan). The amount of change-in-control cash compensation that Mr. Ginsberg is entitled to receive is the same as the amount he would receive if he were entitled to receive general severance compensation under the 2000 Severance Plan. The 2000 Severance Plan does not provide for any acceleration of equity incentive awards in the event of a termination of employment in connection with a change-in-control.

2009 Severance Plan. Under the 2009 Severance Plan, in the event of a change-in-control (as defined in the 2009 Severance Plan) of the Company and in lieu of the general severance compensation and benefits described above, an eligible officer is entitled to receive change-in-control cash severance compensation and benefits if, in connection with or within two years following the change-in-control, the officer elects for “good reason” (as defined in the 2009 Severance Plan) to terminate his or her employment with the Company or an acquiror or is terminated by the Company or an acquiror without “cause” (as defined in the 2009 Severance Plan). The amount of change-in-control severance cash compensation that an eligible officer is entitled to receive under the 2009 Severance Plan is calculated based on the officer’s most recent annual compensation. The 2009 Severance Plan defines “annual compensation” for this purpose as the sum of the officer’s highest regular rate of base salary during the calendar year in which termination occurs and his or her target bonus for that year (or for the prior calendar year if his or her target bonus has not yet been approved for the year during which termination occurs). Specifically, an individual serving as the Company’s Chief Executive Officer who has been designated as an eligible officer under the 2009 Severance Plan is eligible to receive change-in-control severance compensation equal to 200% of his or her annual compensation, and other eligible officers are eligible to receive change-in-control severance compensation equal to 125% of such compensation.

Under the 2009 Severance Plan, if an eligible officer is entitled to receive change-in-control severance compensation as a result of a termination by the Company or an acquiror without cause (but not in the event of the officer’s election to terminate employment for good reason), then upon termination of employment his or her equity incentive awards that are then subject to vesting (other than rights granted under the Company’s Employee Stock Purchase Plan and rights granted after the effective date of the change-in-control) will generally vest to the extent then unvested and, in the case of exercisable securities such as stock options, will remain exercisable for the longer of (a) the period specified in the applicable equity award agreement or (b) one year following the termination of the officer’s employment. For purposes of the acceleration provisions of the 2009 Severance Plan, whether a performance-based equity award is earned and subject to vesting is determined in accordance with the terms of the award. The multi-year performance-based RSUs awarded to our named executive officers in 2015 and 2016 provide that immediately prior to any change-in-control, outstanding unearned awards held by an officer participating in the 2009 Severance Plan will be deemed earned at target levels and will be subject to accelerated vesting in the event the officer is terminated and becomes entitled to change-in-control severance benefits under the 2009 Severance Plan. In the event an officer is terminated prior to but as a result of a change-in-control, outstanding unearned awards may also become earned and subject to vesting and acceleration under certain circumstances. See “Compensation Discussion and Analysis — Compensation Components — Equity Incentives” for additional information regarding such acceleration.

Klaey Offer Letter Agreement. The Company agreed in the Klaey Offer Letter Agreement that in the event the Company terminated Mr. Klaey’s employment without “cause” (as defined in the Klaey Offer Letter Agreement), the Company would continue to pay his base salary through the six-month anniversary of the date of termination. The Company also agreed that if upon or within six months after a change-in-control (as defined in the Klaey Offer Letter Agreement), the Company or its successor terminated Mr. Klaey’s employment without cause, all of his outstanding stock option and restricted stock unit awards that would have vested within 12 months following the termination date would automatically vest on the termination date and, with respect to stock options, would become exercisable as of such date. Any stock options that became exercisable would generally have remained exercisable for a period of 90 days following the termination date.

Potential Amounts Payable under our Severance Plans

Table 1 below sets forth the general severance compensation and benefits to which each named executive officer would have been entitled had his or her employment terminated as of December 31, 2015 under circumstances entitling him or her to severance compensation and benefits in a “non-change-in-control” termination. Table 2 below sets forth the potential severance cash compensation and benefits to which each such named executive officer would have been entitled had his or her employment been terminated as of December 31, 2015 upon or within two years after a change-in-control under circumstances entitling him or her to severance compensation and benefits.

Table 1

Severance Compensation in a Non-Change-in-Control Termination

Named Executive Officer(1)	Severance Cash Compensation ($)	Market Value of Unexercisable Options that Vest ($)(2)		Market Value of Restricted Stock Units that Vest ($)(3)		Health Benefits ($)(4)		Total Non- Change-in-Control Compensation ($)
Bethany Mayer	650,000	623,438		—		32,692		1,306,130
Brent T. Novak	345,000	72,250		78,259		32,692		528,201
Errol Ginsberg	2,857,761	N/A	(5)	N/A	(5)	32,692		2,890,543
Dennis J. Cox	180,000	106,313		25,171		33,632		345,116
Hans-Peter Klaey	175,000	N/A	(6)	N/A	(6)	N/A	(6)	175,000

Table 2

Severance Compensation in a Change-in-Control Termination

Named Executive Officer(1)	Severance Cash Compensation ($)	Market Value of Unexercisable Options that Vest ($)(2)		Market Value of Restricted Stock Units that Vest ($)(3)		Health Benefits ($)(4)	Total Change-in-Control Compensation ($)
Bethany Mayer	2,600,000	1,113,986		805,464		32,692	4,552,142
Brent T. Novak	687,981	134,313		488,586		32,692	1,343,572
Errol Ginsberg	2,857,761	N/A	(5)	N/A	(5)	32,692	2,890,453
Dennis J. Cox	711,923	158,932		565,254		33,632	1,469,741
Hans-Peter Klaey	175,000	45,563		298,320		N/A	518,883

(1)	At December 31, 2015, Ms. Mayer and Messrs. Novak and Cox participated in the 2009 Severance Plan, Mr. Ginsberg participated in the 2000 Severance Plan, and Mr. Klaey was entitled to certain severance benefits under the terms of the Klaey Offer Letter Agreement. Mr. Klaey became an eligible officer under the 2009 Severance Plan in February 2016 and at that time waived any future right to severance compensation and benefits under the Klaey Offer Letter Agreement.

(2)	Represents the market value upon acceleration of stock options held as of December 31, 2015. The market value of the options equals the difference between the closing sales price of a share of Ixia Common Stock on December 31, 2015, as reported on the Nasdaq Global Select Market (i.e., $12.43), and the option exercise price, multiplied by the number of options for which vesting would be accelerated.

(3)	Represents the market value upon acceleration of RSUs held as of December 31, 2015. The market value of RSUs is based on the closing sales price of a share of Ixia Common Stock on December 31, 2015, as reported on the Nasdaq Global Select Market (i.e., $12.43), multiplied by the number of RSUs for which vesting would be accelerated.

(4)	For Ms. Mayer and Messrs. Novak, Ginsberg, and Cox, represents the cost of health care continuation insurance for 18 months.

(5)	As a participant in the 2000 Severance Plan, Mr. Ginsberg is not entitled to acceleration of his equity incentives in connection with the termination of his employment for any reason.

(6)	Under the terms of the Klaey Offer Letter Agreement, Mr. Klaey was not entitled to any acceleration of equity incentives in connection with the termination of his employment in a non-change-in-control situation.

Under Section 280G of the Internal Revenue Code (the “Code”), an employer will lose a deduction for tax purposes with respect to an “excess parachute payment” payable upon a change in the employer’s control or ownership, and a 20% excise tax will be imposed on the recipient of an excess parachute payment. A parachute payment is generally defined as any payment in the nature of compensation paid to an employee or independent contractor who is an officer, shareholder, or highly compensated individual which is contingent on a change-in-control or ownership, provided that the aggregate value of all such payments is at least three times the recipient’s base amount (i.e., the recipient’s average taxable compensation for the five years prior to the year in which the change-in-control occurs). An excess parachute payment is generally defined as an amount equal to the excess of any parachute payment over the portion of the base amount allocated to such payment. Under the Company’s 2000 Severance Plan and 2009 Severance Plan, in the event that an eligible officer’s severance benefits upon termination will exceed three times that officer’s base compensation for purposes of Section 280G of the Code, then the benefits payable to that officer under such Plan will automatically be reduced by the minimum amount necessary to ensure that the benefits do not constitute an excess parachute payment under Section 280G.

Compensation Committee Interlocks and Insider Participation

During 2015, the Compensation Committee consisted of Ms. Hamilton (Chair) and Messrs. Asscher and Fram, all of whom were, during 2015, and continue to be non-employee directors of the Company. No member of the Compensation Committee was at any time during 2015 or at any other time an officer or employee of the Company or any of its subsidiaries. No member of the Compensation Committee had any relationship with the Company during 2015 requiring disclosure under Item 404 of Regulation S-K. None of the Company’s executive officers serves, or in 2015 served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on Ixia’s Board or Compensation Committee.

Compensation Committee Report

The information contained in this report by the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing with the SEC under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in any such filing.

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis for 2015 as set forth in this report. Based on such review and discussion, the Compensation Committee recommended to the Board, and the Board has approved, the inclusion of the Compensation Discussion and Analysis in this report.

COMPENSATION COMMITTEE

Gail Hamilton, Chair Laurent Asscher Jonathan Fram

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We currently maintain equity compensation plans that provide for the issuance of our Common Stock to our officers, employees, and directors upon the vesting and exercise of stock options and upon the vesting of restricted stock units. These plans are our:

•	Second Amended and Restated Ixia 2008 Equity Incentive Plan (the “2008 Plan”); and

•	2010 Employee Stock Purchase Plan, as amended (the “2010 ESPP”).

Both of these plans have been approved by our shareholders.

The following table summarizes information about outstanding stock options, restricted stock units, and shares reserved for future issuance as of December 31, 2015 under the Company’s equity incentive plans identified above:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2008 Plan	7,437,088	(2)	$12.11	11,804,654
2010 ESPP	—		—	1,490,663	(3)
Equity compensation plans not approved by shareholders:	—		—	—

Total	7,437,088		$12.11	13,295,317

(1)	The weighted-average exercise price of outstanding options does not take into account outstanding RSUs since they do not have an exercise price.
(2)	Represents 1,963,240 shares of Ixia Common Stock issuable upon the exercise of outstanding stock options and 5,473,848 shares of Ixia Common Stock issuable upon the vesting of outstanding RSUs (including 279,800 shares underlying outstanding unearned performance-based RSUs assuming they will be earned at target levels).
(3)	On May 1st of each year, the number of shares authorized and reserved for issuance under the 2010 ESPP automatically increases by the lesser of (i) 500,000 shares; (ii) a number of shares equal to 1.0% of the Company’s outstanding shares on the last day of our prior fiscal year; or (iii) an amount determined by the Board. On May 1, 2015, the number of shares authorized and reserved for issuance under the 2010 ESPP was increased by 500,000 shares.

Common Stock Ownership of Principal Shareholders and Management

The following table summarizes information regarding beneficial ownership of our Common Stock as of March 1, 2016 by: (a) each person who is known to own beneficially more than 5% of the outstanding shares of our Common Stock, (b) each of our directors, (c) each of our executive officers named in the Summary Compensation Table below, and (d) all of our current executive officers and directors as a group. Unless otherwise indicated below, each beneficial owner named in the table may be reached c/o Ixia, 26601 West Agoura Road, Calabasas, California 91302.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class
Laurent Asscher	13,216,008	(2)	16.3%
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	6,689,467	(3)	8.2%
Errol Ginsberg	5,419,101	(4)	6.6%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	5,342,628	(5)	6.6%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	4,569,380	(6)	5.6%
Addington Hills Ltd. 3 Rue de Marché P.O. Box 1668 CH-1211 Geneva 1 Switzerland	4,140,000	(7)	5.1%
Bethany Mayer	306,249	(8)	*
Dennis J. Cox	254,592	(9)	*
Jonathan Fram	108,341	(10)	*
Brent T. Novak	101,264	(11)	*
Gail Hamilton	98,341	(12)	*
Hans-Peter Klaey	37,500	(13)	*
Ilan Daskal	16,073	(14)	*
Executive officers and directors as a group (14 persons)	20,260,564	(15)	24.4%

*	Less than one percent.

(1)	Such persons have sole voting and investment power with respect to all shares of Common Stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Based on an Amendment No. 1 to Schedule 13D filed with the SEC on April 12, 2011, wherein Katelia Capital Group Ltd. (“Katelia Capital”), as the record owner of the shares, The Katelia Trust, as the beneficial owner of Katelia Capital, Butterfield Trust (Switzerland) Limited, as trustees of The Katelia Trust, and Laurent Asscher, as an advisor to Katelia Capital, reported that, as of April 7, 2011, they shared voting and dispositive power as to 13,108,000 of such shares. Katelia Capital has pledged 2,000,000 of such shares to a financial institution as security for a credit facility provided by such financial institution to Katelia Capital. The address of Katelia Capital is Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands. Also includes 50,758 shares owned by Mr. Asscher as to which he has sole voting and dispositive power and 57,250 shares subject to options held by Mr. Asscher which are exercisable or become exercisable within 60 days after March 1, 2016.

(3)	Based on an Amendment No. 3 to Schedule 13G filed with the SEC on January 26, 2016, wherein BlackRock, Inc., on behalf of itself and its affiliated companies, reported that, as of December 31, 2015, it had sole dispositive power as to all of such shares, and sole voting power as to 6,519,044 of such shares.

(4)	Includes 4,690,123 shares held by the Errol Ginsberg and Annette R. Michelson Family Trust, of which Mr. Ginsberg and Annette R. Michelson (Mr. Ginsberg’s spouse) are trustees and as to which shares they share voting and investment power. Also includes 655,373 shares subject to options held by Mr. Ginsberg which are exercisable or become exercisable within 60 days after March 1, 2016.

(5)	Based on an Amendment No. 1 to Schedule 13G filed with the SEC on February 10, 2016, wherein The Vanguard Group, on behalf of itself and its affiliated companies, reported that, as of December 31, 2015, it had sole dispositive power as to 5,217,533 of such shares, shared dispositive power as to 125,095 of such shares, and sole voting power as to 128,795 of such shares.

(6)	Based on an Amendment No. 1 to Schedule 13G filed with the SEC on February 11, 2016, by T. Rowe Price Associates, Inc. (“T. Rowe Price”), wherein T. Rowe Price reported that, as of December 31, 2015, it had sole dispositive power as to all of such shares and sole voting power as to 1,170,270 of such shares.

(7)	Based on an Amendment No. 5 to Schedule 13G filed with the SEC on February 16, 2016, wherein Addington Hills Ltd. (“Addington”), as the record owner of the shares, The Tango Trust, as the beneficial owner of the equity interest in Addington, and PraxisIFM Trustees SA, as trustee of The Tango Trust, reported that, as of December 31, 2015, they shared voting and dispositive power as to such shares.

(8)	All such shares are subject to options held by Ms. Mayer which are exercisable or become exercisable within 60 days after March 1, 2016.

(9)	Includes 226,498 shares subject to options held by Mr. Cox which are exercisable or become exercisable within 60 days after March 1, 2016.

(10)	Includes 57,250 shares subject to options held by Mr. Fram which are exercisable or become exercisable within 60 days after March 1, 2016.

(11)	Includes 52,500 shares subject to options held by Mr. Novak which are exercisable or become exercisable within 60 days after March 1, 2016.

(12)	Includes 49,750 shares subject to options held by Ms. Hamilton which are exercisable or become exercisable within 60 days after March 1, 2016.

(13)	All such shares are subject to options held by Mr. Klaey which are exercisable or become exercisable within 60 days after March 1, 2016.

(14)	Includes 11,250 shares subject to options held by Mr. Daskal which are exercisable or become exercisable within 60 days after March 1, 2016.

(15)	Includes 2,038,951 shares subject to options which are exercisable or become exercisable within 60 days after March 1, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships And Related Transactions

It is the policy and practice of our Board to review information concerning “related party transactions,” which are transactions between Ixia and related persons in which the aggregate amount exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Related persons include our directors, director nominees, and executive officers and their immediate family members. If the determination is made that a related person has a material interest in a transaction involving the Company, then the Audit Committee and the disinterested members of our Board would review and, if appropriate, approve or ratify such transaction, and we would disclose the transaction in accordance with SEC rules. If the related person is a member of our Board, or a family member of a director, then that director would not participate in any discussions or deliberations involving the transaction at issue. Although the Company’s policy for the review and approval of related party transactions is not in writing, the charter for the Audit Committee provides that one of the Audit Committee’s responsibilities is the review and approval of related party transactions. The Company’s General Counsel from time to time advises the Audit Committee and the Board on the application of the policy.

There were no transactions since the beginning of 2015, and there is no currently proposed transaction, in which Ixia was or is to be a participant in which any related person had or will have a material interest.

Director Independence

The composition of Ixia’s Board meets the standards for director independence under listing standards established by The NASDAQ Stock Market LLC (“Nasdaq”) and under the rules of the Securities and Exchange Commission (the “SEC”). The composition of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board also meets such standards. An “independent director” means a person other than an executive officer or employee of Ixia, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For a director to be considered independent and among other criteria, the Board must affirmatively determine that neither the director nor an immediate family member of the director has had any direct or indirect material relationship with Ixia within the last three years.

The Board considered relationships, transactions, and/or arrangements between the Company and each of our directors and director nominees in determining whether he or she was independent. The Board has affirmatively determined that each current member of the Board, other than Mr. Ginsberg and Ms. Mayer, is an independent director under applicable Nasdaq listing standards and SEC rules. Mr. Ginsberg and Ms. Mayer do not meet the independence standards because they are executive officers and employees of Ixia.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firms

The following table sets forth by fee category the aggregate fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the fiscal years ended December 31, 2015 and December 31, 2014.

Fee Category	2015	2014
Audit Fees	$3,043,039	$5,677,039
Audit-Related Fees	11,918	50,298
Tax Fees	166,334	193,702
All Other Fees	2,000	2,000

Total Fees	$3,223,291	$5,923,039

Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual consolidated financial statements, the review of the Company’s financial statements included in its quarterly reports on Form 10-Q, and the audit of the Company’s internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. These fees also include fees for services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees for professional services that are reasonably related to the audit or review of the Company’s consolidated financial statements but are not reported under “Audit Fees.” In 2015, such fees related to services rendered in connection with a registration statement filed with the SEC. In 2014, such fees related primarily to services rendered in connection with a registration statement filed with the SEC and an SEC comment letter.

Tax Fees consist of fees for professional services rendered for state, federal, and international tax compliance, tax advice, and tax planning. In 2015 and 2014, these fees were incurred primarily for state, federal, and international tax advisory and compliance services.

All Other Fees consist of fees for services other than the services reported above. In 2015 and 2014, these fees consisted of fees for accounting research literature.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. In accordance with the Audit Committee’s pre-approval policy, the Audit Committee has also delegated to the Chairman of the Audit Committee the authority to pre-approve services to be performed by the Company’s independent registered public accounting firm. The Audit Committee may also pre-approve particular services on a case-by-case basis. The independent registered public accounting firm and management periodically report to the Audit Committee regarding the extent of services provided by such firm in accordance with these pre-approvals and the fees for the services performed to date.

The Audit Committee has periodically reviewed the audit and non-audit services performed for the Company by Deloitte & Touche LLP, and the Audit Committee has considered whether the provision by Deloitte & Touche LLP of non-audit services to the Company was compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(3)	Exhibits

31.3	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2016	IXIA

/s/ Bethany Mayer
Bethany Mayer
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.3	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002