Form 10-Q
period 2016-03-31
IXIA
filed 2016-05-06
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	81,752,978
(Class of Common Stock)	(Outstanding at 5/2/2016)

IXIA

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$61,378	$52,472
Marketable securities	19,521	14,504
Accounts receivable, net of allowances of $1,131 and $1,107, as of March 31, 2016 and December 31, 2015, respectively	95,727	121,932
Inventories	31,164	33,289
Prepaid expenses and other current assets	41,911	44,384
Total current assets	249,701	266,581
Property and equipment, net	37,706	36,536
Intangible assets, net	93,976	103,660
Goodwill	338,873	338,873
Other assets	35,883	34,227
Total assets	$756,139	$779,877
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,711	$15,346
Accrued expenses and other	45,698	70,029
Deferred revenues	112,283	108,436
Term loan, net	3,548	3,045
Total current liabilities	171,240	196,856
Deferred revenues	22,592	22,117
Other liabilities	6,814	7,406
Term loan, net	32,697	34,487
Total liabilities	233,343	260,866
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at March 31, 2016 and December 31, 2015; 81,233 and 80,805 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	202,681	201,087
Additional paid-in capital	230,073	225,432
Retained earnings	90,838	93,525
Accumulated other comprehensive loss	(796)	(1,033)
Total shareholders’ equity	522,796	519,011
Total liabilities and shareholders’ equity	$756,139	$779,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Products	$71,973	$85,904
Services	40,700	35,058
Total revenues	112,673	120,962
Costs and operating expenses: (1)
Cost of revenues – products (2)	21,041	24,051
Cost of revenues – services	4,185	4,516
Research and development	27,462	27,626
Sales and marketing	39,031	37,521
General and administrative	15,888	18,371
Amortization of intangible assets	9,979	10,923
Acquisition and other related costs	26	582
Restructuring	(184)	(210)
Total costs and operating expenses	117,428	123,380
Loss from operations	(4,755)	(2,418)
Interest income and other, net	300	(481)
Interest expense	(514)	(2,147)
Loss before income taxes	(4,969)	(5,046)
Income tax (benefit) expense	(2,282)	4,565
Net loss	$(2,687)	$(9,611)
Loss per share:
Basic	$(0.03)	$(0.12)
Diluted	$(0.03)	$(0.12)
Weighted average number of common and common equivalent shares outstanding:
Basic	81,015	78,706
Diluted	81,015	78,706

(1) Stock-based compensation included in:
Cost of revenues - products	$87	$95
Cost of revenues - services	33	36
Research and development	1,693	2,093
Sales and marketing	1,648	1,049
General and administrative	1,480	1,874

(2)
Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of $6.4 million for each of the three months ended March 31, 2016 and 2015, which are included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(2,687)	$(9,611)
Unrealized gain on investments, net of tax	18	75
Foreign currency translation adjustment	219	(5)
Other comprehensive income	237	70
Comprehensive loss	$(2,450)	$(9,541)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,687)	$(9,611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,329	4,161
Amortization of intangible assets	9,979	10,923
Realized gain on available-for-sale securities	(2)	(29)
Stock-based compensation	4,941	5,147
Deferred income taxes	(418)	(849)
Excess tax benefits from stock-based compensation	(139)	—
Amortization of deferred issuance costs	111	335
Amortization of investment premiums	(4)	12
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	26,205	8,773
Inventories	(797)	5,429
Prepaid expenses and other current assets	881	(636)
Other assets	(1,550)	3,921
Accounts payable	(6,108)	(4,453)
Accrued expenses and other	(22,196)	1,797
Deferred revenues	4,322	6,777
Other liabilities	(200)	1,705
Net cash provided by operating activities	16,667	33,402
Cash flows from investing activities:
Purchases of property and equipment	(2,810)	(2,955)
Purchases of marketable securities	(5,403)	(89,869)
Proceeds from sale of marketable securities	411	55,980
Increase in restricted cash	—	(10,000)
Purchases of other intangible assets	(295)	(226)
Net cash used in investing activities	(8,097)	(47,070)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	1,758	651
Proceeds from borrowings under term loan	—	40,000
Repayments of debt	(500)	—
Debt issuance costs	(897)	(1,237)
Cash paid for shares withheld for taxes	(164)	—
Excess tax benefits from stock-based compensation	139	—
Net cash provided by financing activities	336	39,414
Net increase in cash and cash equivalents	8,906	25,746
Cash and cash equivalents at beginning of period	52,472	46,394
Cash and cash equivalents at end of period	$61,378	$72,140

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$988	$509
Transfers of inventory to property and equipment	$2,922	$2,586

 The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Business

Ixia ("Ixia" or the "Company") was incorporated on May 27, 1997 as a California corporation. The Company provides application performance and security resilience solutions so that organizations can validate, secure and optimize their physical and virtual networks. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on Ixia’s solutions to deploy new technologies and achieve efficient, secure ongoing operation of their networks. Ixia's product solutions consist of its high performance hardware platforms, software applications and services, including warranty and maintenance offerings and professional services. The Company operates within one business segment.

2.    Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the full year ending December 31, 2016 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K"), but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our 2015 Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the audited consolidated financial statements included in its 2015 Form 10-K.

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment. ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal Versus Agent Considerations. ASU 2016-08 clarifies the implementation guidance for what the FASB calls principal-versus-agent considerations in the board's revenue recognition standard by instructing the participants in the sale to determine whether they control the good or service and are entitled to the gross amount of the transaction or are acting as an agent and should collect only a fee or commission for arranging the sale. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides updated guidance that enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Except for the early application guidance, early adoption of the amendments is not permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers; Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

3.    Debt

Senior Secured Credit Agreements

2015 Credit Agreement

On March 2, 2015, the Company entered into an amended and restated credit agreement (as amended to date, the “Credit Agreement”) by and among the Company, as borrower, certain of the Company’s wholly owned direct and indirect subsidiaries, as guarantors, Silicon Valley Bank, as administrative agent, swingline lender and letter of credit issuer, and the other lenders party thereto (Silicon Valley Bank and the other lenders from time to time party thereto hereinafter collectively referred to as the “Lenders”). The Credit Agreement amended and restated the Company's prior credit agreement dated as of December 21, 2012, as amended, by and among the Company, the guarantors, Silicon Valley Bank, as administrative agent, swingline lender, and letter of credit issuer (as successor to Bank of America, N.A. in such capacities), and the other lenders party thereto.

The Credit Agreement originally provided for a (i) term loan (the “Term Loan”) in the aggregate principal amount of $40 million and (ii) a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $60 million, with sub-limits of $25 million for the issuance of standby letters of credit and $15 million for swingline loans. On September 30, 2015, the Company entered into an amendment to the Credit Agreement which, among other modifications, increased the commitments under the Revolving Credit Facility to an aggregate amount of up to $75 million.

On January 25, 2016, the Company entered into an amendment to the Credit Agreement which, among other modifications, (i) increased the commitments under the Revolving Credit Facility to $150 million and (ii) extended the maturity date of the Revolving Credit Facility from February 15, 2018 to February 15, 2020. The maturity date of the Term Loan is February 15, 2018. The aggregate amount available under the Revolving Credit Facility is, upon the Company's request and subject to the receipt of increased commitments from the Lenders or additional lenders, subject to increase by an aggregate amount of up to $100 million.

The Company is permitted to voluntarily prepay outstanding loans under the Credit Facility at any time without premium or penalty. Prior to the maturity of the Credit Facility, the Company may re-borrow amounts under the Revolving Credit Facility, but it may not re-borrow amounts that are repaid or prepaid under the Term Loan.

Debt issuance costs were approximately $2.2 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the three-year term of the Credit Facility. During the three months ended March 31, 2016 and 2015, amortization recorded to interest expense pertaining to deferred issuance costs was approximately $111,000 and $35,000, respectively.

The Term Loan requires quarterly repayments ranging from $1.0 million to $1.5 million through December 31, 2017. The remaining principal balance will be due and payable on the maturity date of the Term Loan (i.e., February 15, 2018).

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

Interest rates for the Revolving Credit Facility and for the Term Loan are set, at the Company’s option, at a rate per annum based on the Eurodollar rate or a defined base rate. Prior to September 30, 2015, the interest rates were 4.25% above the Eurodollar rate or 3.25% above a defined base rate. After September 30, 2015, the interest rates for both the Term Loan and the Revolving Credit Facility range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on the Company’s leverage ratio. The Company is also required to pay a quarterly commitment fee, ranging from 0.30% to 0.50% per annum, on the undrawn portion of the Revolving Credit Facility. Letter of credit fees accrue based on the daily amount available to be drawn under outstanding letters of credit and range from 2.0% to 3.0%, depending on the Company’s leverage ratio. Swingline loans bear interest at the defined base rate plus the applicable margin for loans under the Revolving Credit Facility based on the defined base rate. If the Company defaults under the Credit Agreement, the Lenders may increase the interest rate(s) to 2.0% more than the rate(s) otherwise applicable. The weighted average interest rate applicable to the Term Loan for the fiscal quarter ended March 31, 2016 was 2.77%. As of March 31, 2016, the interest rate applicable to the amount outstanding under our Term Loan was 2.43%.

The Credit Agreement requires the Company to comply with certain covenants, including maintaining (i) a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00, (ii) a consolidated senior leverage ratio (as defined in the Credit Agreement) of not greater than 2.50 to 1.00 through December 31, 2015 and (iii) a consolidated total leverage ratio (as defined in the Credit Agreement), of not greater than 3.00 to 1.00 through December 31, 2015, 3.25 to 1.00 through June 30, 2018, and 3.00 to 1.00 thereafter, in each case measured quarterly on a trailing 12 month basis.

The Credit Agreement contains reporting covenants typical for transactions comparable to the Credit Facility, including covenants to furnish the lenders with financial statements, business plans, annual budgets, and other financial and business information and with notice of certain material events and information regarding collateral. The Credit Agreement also contains customary affirmative covenants, including covenants relating to the payment of obligations, preservation of the existence of and registrations for patents, trademarks, trade names, and copyrights, maintenance of properties and insurance, compliance with laws and material contractual obligations, books and records, inspection rights, use of proceeds, addition of subsidiary guarantors, and security for the Credit Facility. The Credit Agreement contains customary negative covenants, including restrictions relating to liens and additional indebtedness, investments, mergers, liquidations and other fundamental changes, the sale and other disposition of properties and assets, restricted payments, changes in lines of business, transactions with affiliates, entering into certain burdensome agreements, and use of proceeds. The Credit Agreement permits the Company to fund cash acquisitions in an aggregate amount of up to $200 million, subject to certain limitations, including the requirement that, after giving effect to an acquisition, the Company’s available liquidity, as defined in the Credit Agreement, exceeds $50 million.

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

In July 2015, the Company repurchased $65.0 million in aggregate principal amount of the Notes in a privately negotiated transaction for an aggregate cash purchase price of approximately $65.2 million plus accrued interest up to the date of repurchase in the aggregate amount of approximately $119,000. In December 2015, the remaining outstanding Notes in the aggregate principal amount of $135.0 million matured, and the Company repaid the Notes, together with accrued interest in the aggregate amount of approximately $2.0 million, in full.

Amortization of deferred issuance costs recorded to interest expense was $300,000 for the three months ended March 31, 2015.

4.    Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of March 31, 2016 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$9,603	$2	$—	$9,605
Corporate debt securities	9,962	1	(47)	9,916
Total	$19,565	$3	$(47)	$19,521

Investments in marketable securities as of December 31, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$4,301	$—	$(13)	$4,288
Corporate debt securities	10,265	—	(49)	10,216
Total	$14,566	$—	$(62)	$14,504

As of March 31, 2016 and December 31, 2015, the Company's available-for-sale securities had a weighted remaining contractual maturity of 1.25 and 1.58 years, respectively. For the three months ended March 31, 2016 and 2015, gross realized gains and losses were not significant. See Note 6 for information on the unrealized holding gains (losses) on available-for-sale securities reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations.

The amortized cost and fair value of our marketable securities at March 31, 2016, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$8,655	$8,649
Due within 1-2 years	8,721	8,704
Due within 2-5 years	2,189	2,168
Total	$19,565	$19,521

Inventories

Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$1,984	$3,864
Work in process	7,820	11,253
Finished goods	21,360	18,172
	$31,164	$33,289

Accrued expenses and other

As of March 31, 2016 and December 31, 2015, accrued bonus expenses totaled $3.6 million and $20.4 million, respectively, accrued compensation and related expenses totaled $12.2 million and $12.8 million, respectively, and accrued vacation totaled $9.4 million and $8.0 million, respectively.

5.    Goodwill and Other Intangible Assets

There was no activity related to goodwill for the three months ended March 31, 2016. We have not had any historical goodwill impairment charges.

The following table presents the Company's purchased intangible assets (in thousands) as of March 31, 2016:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Technology	5.5	$185,665	$(135,147)	$50,518
Customer relationships	6.0	71,700	(53,564)	18,136
Service agreements	6.4	30,100	(14,446)	15,654
Trademarks	5.1	11,300	(7,491)	3,809
Non-compete agreements	4.0	8,000	(6,141)	1,859
Other	4.5	6,045	(2,045)	4,000
		$312,810	$(218,834)	$93,976

The following table presents the Company's purchased intangible assets (in thousands) as of December 31, 2015:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Technology	5.5	$185,665	$(129,509)	$56,156
Customer relationships	6.0	71,700	(51,533)	20,167
Service agreements	6.4	30,100	(13,272)	16,828
Trademarks	5.1	11,300	(7,000)	4,300
Non-compete agreements	4.0	8,000	(5,641)	2,359
Other	4.5	5,750	(1,900)	3,850
		$312,515	$(208,855)	$103,660

The estimated future amortization expense of purchased intangible assets as of March 31, 2016 is as follows (in thousands):

Remaining in 2016	$29,059
2017	31,919
2018	20,664
2019	7,444
2020	3,922
2021	672
Thereafter	296
$93,976

6.    Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table summarizes the changes in Accumulated other comprehensive loss, by component, net of income taxes (in thousands):

	Gains (Losses) on Available-for- Sale Securities (a)	Foreign Currency Items	Total
Beginning balance, December 31, 2015	$(88)	$(945)	$(1,033)

Other comprehensive income before reclassifications	18	219	237
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	18	219	237

Ending balance, March 31, 2016	$(70)	$(726)	$(796)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.

Share Repurchase Program

In February 2016, the Company’s board of directors approved a share repurchase program (the "Program") under which the Company may, over the 12 months following the date of announcement, acquire up to $25 million of its common stock. Under the Program, the Company may, from time to time, and subject to general business and market conditions, alternative investment opportunities, and other factors, repurchase shares in open market purchases, privately negotiated transactions and/or through other means, and may include repurchases pursuant to a Rule 10b5-1 trading plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue or suspend repurchases at any time in the Company’s discretion. As of March 31, 2016, the Company has not repurchased any shares under the Program.

7.    Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by giving effect to all potential dilutive common shares, including stock-based awards, using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three months ended March 31,
	2016	2015
Basic presentation:
Numerator for basic loss per share:
Net loss	$(2,687)	$(9,611)
Denominator for basic loss per share:
Weighted average common shares outstanding	81,015	78,706
Basic loss per share	$(0.03)	$(0.12)

Diluted presentation:
Numerator for diluted loss per share:
Net loss	$(2,687)	$(9,611)
Denominator for dilutive loss per share:
Weighted average common shares outstanding	81,015	78,706
Diluted loss per share	$(0.03)	$(0.12)

The diluted earnings per share computation for the three months ended March 31, 2016 excludes the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 4.9 million shares, which were anti-dilutive because the Company reported a net loss for the period.

The diluted loss per share computation for the three months ended March 31, 2015 excludes the weighted average number of shares underlying our Notes of 10.3 million shares and the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 4.8 million shares, which were anti-dilutive because the Company reported a net loss for the period.

8.    Concentrations

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

	Three months ended March 31,
	2016	2015
Network Test Solutions	$83,505	$85,347
Network Visibility Solutions	29,168	35,615
	$112,673	$120,962

Significant Customers

No customer accounted for more than 10% of total revenues for the three months ended March 31, 2016. Two customers each accounted for more than 10% of total revenues for the three months ended March 31, 2015.

As of March 31, 2016 and December 31, 2015, no customer accounted for more than 10% of the Company's total receivables.

International Data

For the three months ended March 31, 2016 and 2015, the percentages of total revenues consisting of international revenues based on customer location consisted of the following:

	Three months ended March 31,
	2016	2015
International revenues	48.4%	38.4%

The percentage of total revenues from customers located in Japan for the three months ended March 31, 2016 was 11.1%.

As of March 31, 2016 and December 31, 2015, the Company's property and equipment, net were geographically located as follows (in thousands):

	March 31, 2016	December 31, 2015
United States	$24,657	$23,654
Romania	6,700	6,542
India	3,410	3,576
Other	2,939	2,764
Total	$37,706	$36,536

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

Financial assets carried at fair value as of March 31, 2016 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$117	$117	$—	$—
U.S. Treasury, government and agency debt securities	10,196	—	10,196	—
Short-term marketable securities:
U.S. Treasury, government and agency debt securities	9,605	—	9,605	—
Corporate debt securities	9,916	—	9,916	—
Total financial assets	$29,834	$117	$29,717	$—

Financial assets carried at fair value as of December 31, 2015 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$284	$284	$—	$—
Short-term marketable securities:
U.S. Treasury, government and agency debt securities	4,288	—	4,288	—
Corporate debt securities	10,216	—	10,216	—
Total financial assets	$14,788	$284	$14,504	$—

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

There were no transfers of assets between levels within the fair value hierarchy for the three month period ended March 31, 2016, and there were no Level 3 assets held at March 31, 2016.

The carrying value of the Company's Term Loan at March 31, 2016 and December 31, 2015 was $38.0 million and $38.5 million, respectively. The carrying value of the Term Loan approximates fair value as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

10.  Commitments and Contingencies

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

On November 17, 2015, the Company entered into a Stipulation and Agreement of Settlement, dated November 11, 2015 relating to the proposed settlement of the class action (the “Class Action Settlement Agreement”). This Class Action Settlement Agreement would resolve all of the claims asserted against the defendants in the Class Action and was entered into subject to the Court’s preliminary and final approval. The Class Action Settlement Agreement provides, among other terms, for a settlement payment of $3.5 million, which the Company expects will be paid in full by one of the Company’s insurance carriers. The Class Action Settlement Agreement does not include any admission of wrongdoing or liability on the part of the Company or the individual defendants, and upon final approval of the settlement by the Court, provides for a dismissal of, and a release of all claims asserted against the defendants in, the class action. In February 2016, the Court granted preliminary approval of the Class Action Settlement Agreement and scheduled a hearing for July 29, 2016 to consider final approval of the Class Action Settlement Agreement. In March 2016, the Company's insurer funded the payment of $3.5 million into an escrow account established pursuant to the Class Action Settlement Agreement. The funds are being held in the escrow account pending the Court's final approval of the Class Action Settlement Agreement.

The Company has accrued a liability of $3.5 million related to this matter as a component of Accrued expenses and other in the accompanying consolidated balance sheets as of March 31, 2016. The Company has also recorded an offsetting receivable for $3.5 million in Prepaid expenses and other current assets in the accompanying consolidated balance sheets as of March 31, 2016, as the Company deems recovery of the related insurance proceeds probable.

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

On July 23, 2015, the parties participated in the scheduled voluntary, non-binding mediation with respect to the derivative action and agreed in principle to resolve and settle the litigation. On November 17, 2015, the Company entered into a Stipulation and Agreement of Settlement, dated November 17, 2015, relating to the proposed settlement of the derivative action (the “Derivative Action Settlement Agreement”). The Derivative Action Settlement Agreement would resolve all of the claims asserted against the defendants in the derivative action and was entered into subject to preliminary and final approval by the Court. The Derivative Action Settlement Agreement provides, among other terms, for the Company to implement certain corporate governance measures and for the plaintiffs' counsel to apply to the Court for an award of attorneys’ fees and expenses in an amount of up to $575,000. The Company expects that any fees and expenses awarded by the Court to the plaintiffs' counsel will be paid by one of the Company’s insurance carriers. The Derivative Action Settlement Agreement does not include any admission of wrongdoing or liability on the part of the Company or the individual defendants and provides for a dismissal of, and a release of all claims asserted against the defendants in, the derivative action. In February 2016, the Court granted preliminary approval of the Derivative Action Settlement Agreement and scheduled a hearing for May 27, 2016 to consider final approval of the Derivative Action Settlement Agreement.

The Company has accrued a liability of $575,000 related to this matter as a component of Accrued expenses and other in the accompanying condensed consolidated balance sheets as of March 31, 2016. The Company has also recorded an offsetting receivable for $575,000 in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of March 31, 2016, as the Company deems recovery of the related insurance proceeds probable.

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

The Company has accrued a liability of $750,000 related to this matter as a component of Accrued expenses and other in the accompanying condensed consolidated balance sheets as of March 31, 2016.

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

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On February 19, 2016, the I.R.S. filed a notice of appeal with respect to such opinion in the U.S Ninth Circuit Court of Appeals. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

As of March 31, 2016 and December 31, 2015, current deferred tax assets totaled $14.7 million and $14.5 million, respectively, and were included within Prepaid expenses and other current assets on the Company's condensed consolidated balance sheets. At each of March 31, 2016 and December 31, 2015, long-term deferred tax assets totaled $18.9 million and were included within Other assets on the Company's condensed consolidated balance sheets. At each of March 31, 2016 and December 31, 2015, long-term deferred tax liabilities totaling $0.4 million are included within Other liabilities on the Company's condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Business Overview

Ixia was incorporated in 1997 as a California corporation. We help customers validate the performance and security resilience of their applications and networks. Our test, visibility and security products help organizations make their, and their customers', physical and virtual networks stronger. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on our solutions to validate new products before shipping and secure ongoing operation of their networks with better visibility and security. Our product solutions consist of our high performance hardware platforms, software applications, and services, including warranty and maintenance offerings.

Our cash, cash equivalents and marketable securities, in the aggregate, increased by $13.9 million to $80.9 million at March 31, 2016 from the $67.0 million reported at December 31, 2015 primarily due to $16.7 million in cash provided by operating activities, partially offset by $2.8 million in cash used for purchases of property and equipment. Total revenues decreased 6.9% to $112.7 million during the three months ended March 31, 2016, compared to $121.0 million during the three months ended March 31, 2015, primarily due to lower shipments of our network visibility products.

While we remain confident in our competitive position and our opportunities for long-term growth in both our network test solutions and network visibility solutions businesses, we believe there continues to be some near term uncertainty and weakness in our markets, such as the capital spending plans of large service providers. This uncertainty and weakness may adversely impact our sales, results of operations and financial position over the near term.

Establishment of Senior Secured Revolving Credit Facility. On March 2, 2015, we entered into an amended and restated credit agreement (as amended to date, the “Credit Agreement”) with certain institutional lenders, which amended and restated our prior 2012 credit agreement, as amended. The Credit Agreement originally provided for (i) a term loan (the “Term Loan”) in the aggregate principal amount of $40 million and (ii) a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $60 million, with sub-limits of $25 million for the issuance of standby letters of credit and $15 million for swingline loans. On September 30, 2015, the Company entered into an amendment to the Credit Agreement which, among other modifications, increased the commitments under the Revolving Credit Facility to an aggregate amount of up to $75 million.

On January 25, 2016, we entered into a further amendment to the Credit Agreement which, among other modifications, increased the commitments under the Revolving Credit Facility to an aggregate amount of up to $150 million and extended the maturity date of the Revolving Credit Facility from February 15, 2018 to February 15, 2020. The maturity date of the Term Loan is February 15, 2018. We are permitted to voluntarily prepay outstanding loans under the Credit Facility at any time without premium or penalty. Prior to the maturity of the Credit Facility, we may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that are repaid or prepaid under the Term Loan. The Revolving Credit Facility may, upon our request and subject to the receipt of increased commitments from our existing lenders or additional lenders, be increased by an aggregate amount of up to $100 million.

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

To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers, we expect to continue to see declines as a percentage of total revenues, given that we expect to sell our products to a wider variety and increasing number of service providers, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. No one customer accounted for 10% or more of our total revenues for the three months ended March 31, 2016. For the three months ended March 31, 2015, sales to AT&T and Cisco accounted for an aggregate of $26.2 million, or 21.7%, of our total revenues.

From a geographic perspective, we generated revenues from shipments to international locations of $54.6 million, or 48.4% of our total revenues, and $46.5 million, or 38.4% of our total revenues, for the three month periods ended March 31, 2016 and 2015, respectively. The increase in international revenues for the three months ended March 31, 2016 compared to the prior year period was primarily due to revenue growth in the Asia Pacific region.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services, and extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines, and technologies of $6.4 million for each of the three months ended March 31, 2016 and 2015, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

Our cost of revenues as a percentage of total revenues is primarily affected by the following factors:

•	our pricing policies and those of our competitors;

•	the pricing we are able to obtain from our component suppliers and contract manufacturers;

•	the mix of customers and sales channels through which our products are sold;

•	the mix of products and services sold, such as the mix of software versus hardware sales and the mix of product versus services sales;

•	new product introductions by us and by our competitors;

•	demand for and quality of our products; and

•	shipment volume.

In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we expect to continue to experience pricing pressure, particularly on larger transactions and from larger customers as a result of competition.

Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, and general and administrative expenses, amortization of intangible assets, acquisition and other related costs and restructuring expenses. In dollar terms, we expect total operating expenses on an annual basis, excluding stock-based compensation discussed below and amortization of intangible assets, acquisition and other related costs, and restructuring expenses discussed below, to increase in 2016 when compared to 2015 due primarily to investments in our direct sales force.

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

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on their estimated fair values for accounting purposes on the grant date. For the three months ended March 31, 2016 and 2015, stock-based compensation was $4.9 million and $5.1 million, respectively. As of March 31, 2016, the aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2016 through 2020 related to unvested share-based awards was approximately $21.3 million. To the extent that we grant share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Interest income and other, net represents interest on cash and a variety of securities, including money market funds, U.S. government and government agency debt securities, and corporate debt securities, realized gains/losses on the sale of investment securities, certain foreign currency gains and losses, and other non-operating items.

Interest expense consists of interest on our convertible senior notes that were issued in December 2010 for the prior year period, interest on our Term Loan, amortization of debt issuance costs, and commitment fees on the unused portion of prior and current revolving credit facilities. Our previously outstanding convertible senior notes were repaid in 2015. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Income tax (benefit) expense is determined based on the amount of earnings and enacted federal, state, and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates of tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets, and changes to these valuation allowances in future periods. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

Our effective tax rate differs from the federal statutory rate due to state taxes, significant permanent differences, federal and foreign tax rate differences, inter-company royalties and research and development tax credits. Significant permanent differences arise due to stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation expenses on grants to employees at foreign locations, offset by tax benefits from disqualifying dispositions, non-deductible amortization and Section 199 deduction.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence. Objectively verifiable evidence includes our realization of tax attributes, assessment of tax credits, and utilization of net operating loss carryforwards during the year.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements included in this Form 10-Q which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to: revenue recognition; allowance for doubtful accounts; write-downs for obsolete or excess inventory; income taxes; acquisition purchase price allocation; impairments of long-lived assets, goodwill and marketable securities; stock-based compensation; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates has significantly changed from those reflected in our 2015 Form 10-K. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three months ended March 31,
	2016	2015
Revenues:
Products	63.9%	71.0%
Services	36.1	29.0
Total revenues	100.0	100.0
Costs and operating expenses:(1)
Cost of revenues – products (2)	18.7	19.9
Cost of revenues – services	3.7	3.7
Research and development	24.4	22.8
Sales and marketing	34.6	31.0
General and administrative	14.1	15.2
Amortization of intangible assets	8.9	9.0
Acquisition and other related costs	0.0	0.5
Restructuring	(0.2)	(0.2)
Total costs and operating expenses	104.2	101.9
Loss from operations	(4.2)	(1.9)
Interest income and other, net	0.3	(0.4)
Interest expense	(0.5)	(1.8)
Loss before income taxes	(4.4)	(4.1)
Income tax (benefit) expense	(2.0)	3.8
Net loss	(2.4)%	(7.9)%

(1) Stock-based compensation included in:
Cost of revenues – products	0.1%	0.1%
Cost of revenues – services	0.0	0.0
Research and development	1.5	1.7
Sales and marketing	1.5	0.9
General and administrative	1.3	1.5
(2) Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of 5.7% and 5.3% for three months ended March 31, 2016 and 2015, respectively, which is included in Amortization of intangible assets.

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues. During the three months ended March 31, 2016, total revenues decreased 6.9% to $112.7 million from the $121.0 million recorded in the three months ended March 31, 2015.

The following table presents revenue by product line (in thousands):

	Three months ended March 31,
	2016	2015
Product Revenues	$54,103	$58,567
Service Revenues	29,402	26,780
Total Network Test Solutions Revenues	83,505	85,347

Product Revenues	17,870	27,337
Service Revenues	11,298	8,278
Total Network Visibility Solutions Revenues	29,168	35,615
Total Revenues	$112,673	$120,962

During the three months ended March 31, 2016, revenues from our Network Test Solutions product line decreased 2.2% to $83.5 million compared to $85.3 million recorded in the three months ended March 31, 2015. This decrease in revenue for Network Test Solutions was principally driven by a decrease in product revenues as a result of a lower volume of shipments of our 1G and 10G Ethernet interface cards, partially offset by higher service revenues resulting from an increase in revenues recognized on technical support, warranty and software maintenance services.

During the three months ended March 31, 2016, revenues from our Network Visibility Solutions product line decreased 18.1% to $29.2 million compared to $35.6 million recorded in the three months ended March 31, 2015. This decrease in revenue for Network Visibility Solutions was driven primarily by a decrease in product shipments to certain service provider customers, partially offset by an increase in revenues recognized on technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 22.4% during the three months ended March 31, 2016 compared to 23.6% in the three months ended March 31, 2015. This percentage decrease was primarily due to the mix of products sold, as a higher percentage of our revenues in the current year period was derived from service revenues, which generate higher gross margins than our product revenues.

Research and Development. During the three months ended March 31, 2016, research and development expenses remained relatively consistent at $27.5 million compared to $27.6 million in the three months ended March 31, 2015.

Sales and Marketing. During the three months ended March 31, 2016, sales and marketing expenses increased 4.0% to $39.0 million compared to $37.5 million in the three months ended March 31, 2015. This increase was primarily due to higher stock-based compensation, an increase in costs related to our global sales meeting, and an increase in marketing and promotional expenses.

General and Administrative. During the three months ended March 31, 2016, general and administrative expenses decreased 13.5% to $15.9 million compared to $18.4 million in the three months ended March 31, 2015. This decrease was primarily due to a decrease in accounting fees, a decrease in bonus accruals, and a decrease in stock-based compensation in the current year.

Amortization of Intangible Assets. During the three months ended March 31, 2016, amortization of intangible assets decreased to $10.0 million compared to $10.9 million in the three months ended March 31, 2015. This decrease was primarily due to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Costs. During the three months ended March 31, 2016, acquisition and other related costs decreased to approximately $26,000 compared to approximately $582,000 in the three months ended March 31, 2015. Acquisition and other related costs primarily relate to integration activities and other related costs associated with our December 2013 acquisition of Net Optics. We do not expect significant costs related to our prior acquisitions to be incurred going forward.

Restructuring. During the three months ended March 31, 2016 and 2015, we recorded restructuring credits of approximately $184,000 and $210,000, respectively. These credits were primarily related to a favorable lease buyout in the three months ended March 31, 2016 and the receipt of proceeds from an insurance settlement in the three months ended March 31, 2015.

Interest Income and Other, Net. During the three months ended March 31, 2016, interest income and other, net was income of approximately $300,000 compared to an expense of approximately $481,000 for the three months ended March 31, 2015. The increase in income in the current year period was primarily due to foreign currency translation gains recorded in the current year period compared to foreign currency translation losses that were incurred in the same period in the prior year.

Interest Expense. During the three months ended March 31, 2016, interest expense, including the amortization of debt issuance costs, was $0.5 million compared to $2.1 million for the three months ended March 31, 2015. This decrease was primarily due to the repayment of our previously issued convertible senior notes, on which we incurred $1.8 million in interest expense in the prior year period. This decrease in interest expense related to our convertible senior notes was partially offset by an increase in interest expense incurred on our Term Loan in the current year period as the Term Loan was outstanding for only a portion of the three-month period ended March 31, 2015.

Income Tax (Benefit) Expense. During the three months ended March 31, 2016, we recorded an income tax benefit of approximately $2.3 million on a pre-tax loss of $5.0 million, or an effective rate of 45.9%, compared to an income tax expense of $4.6 million on a pre-tax loss of $5.0 million, or an effective rate of (90.5%), for the three months ended March 31, 2015. Our effective income tax rate differs from the statutory rate primarily as a result of permanent differences, including tax benefits received due to the Company’s operations in lower tax foreign jurisdictions, the amortization of certain assets for GAAP purposes that are not deductible for income tax purposes and stock-based compensation.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities, in the aggregate, increased by $13.9 million to $80.9 million at March 31, 2016 from the $67.0 million reported at December 31, 2015, primarily due to $16.7 million in cash provided by operating activities, partially offset by $2.8 million in cash used for purchases of property and equipment.

Of our total cash, cash equivalents and investments, $37.1 million and $21.5 million were held outside of the United States in various foreign subsidiaries as of March 31, 2016 and December 31, 2015, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with our subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of March 31, 2016 and December 31, 2015.

The following table sets forth our summary cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$16,667	$33,402
Net cash used in investing activities	(8,097)	(47,070)
Net cash provided by financing activities	336	39,414

 Cash Flows from Operating Activities

Net cash provided by operating activities was $16.7 million during the three months ended March 31, 2016 and $33.4 million during the three months ended March 31, 2015. The decrease in cash provided by operating activities was primarily due to a decrease in accrued expenses and other liabilities due to the payment of bonuses, accrued in the prior year, in the first quarter of 2016, which was partially offset by improved cash collections in the three months ended March 31, 2016 compared to the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities was $8.1 million during the three months ended March 31, 2016 compared to $47.1 million during the three months ended March 31, 2015. Net cash used in investing activities for the three months ended March 31, 2016 was primarily due to the use of $5.0 million for net purchases of marketable securities and $2.8 million for purchases of property and equipment. Net cash used in investing activities in the three months ended March 31, 2015 was primarily due to the use of $33.9 million for net purchases of marketable securities and $3.0 million for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.3 million during the three months ended March 31, 2016 compared to $39.4 million during the three months ended March 31, 2015. Net cash provided by financing activities for the three months ended March 31, 2016 was primarily related to proceeds from the exercise of stock options and employee stock purchase plan options of $1.8 million, partially offset by payments for debt issuance costs of $0.9 million and debt payments of $0.5 million. Net cash provided by financing activities for the three months ended March 31, 2015 was primarily due to proceeds from the funding in March 2015 of our Term Loan of $38.8 million, net of debt issuance costs.

Historically, cash inflows from financing activities have been principally related to proceeds from the exercise of stock options and employee stock purchase plan options. In December 2010, we raised $194 million in net proceeds from the issuance of $200 million in aggregate principal amount of convertible senior notes, which, to the extent they remained outstanding, matured and were repaid on December 15, 2015. On March 2, 2015, we entered into our Credit Agreement that provides for the Term Loan in the amount of $40 million and the Revolving Credit Facility currently in the maximum aggregate amount of $150 million. The original $60 million maximum amount of the Revolving Credit Facility was increased to $75 million in September 2015 and to the current amount of $150 million in January 2016. The maturity date of the Term Loan is February 15, 2018. The maturity date of the Revolving Credit Facility was extended in January 2016 from February 15, 2018 to February 15, 2020. The Revolving Credit Facility may, upon our request and subject to the receipt of increased commitments from existing lenders or additional lenders, be increased by the aggregate amount of up to $100 million.

The Term Loan requires quarterly repayments of principal commencing on June 30, 2015 and continuing on the last day of each of the ten fiscal quarters thereafter. The first four payments were in the amount of $500,000 each, the next four payments will be in the amount of $1.0 million each, and the following three payments will be in the amount of $1.5 million each. The remaining principal balance of the Term Loan will be due and payable on February 15, 2018. We are permitted to prepay outstanding loans under the Credit Facility at any time without premium or penalty. We may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that we repay or prepay under the Term Loan. For additional information regarding the Term Loan and the Revolving Credit Facility, see Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

On February 23, 2016, we announced that our Board of Directors had authorized a share repurchase program under which we may, over the 12 months following the date of announcement, acquire up to $25 million of our outstanding shares of Common Stock. Under the repurchase program, the Company may, from time to time and subject to general business and market conditions, alternative investment opportunities, and other factors, repurchase shares in open market purchases, in privately negotiated transactions, and/or through other means, including pursuant to trading plans intended to comply with Rule 10b5-1 under the Exchange Act. Under a Rule 10b5-1 trading plan, purchases are made pursuant to pre-determined metrics set forth in the plan. The repurchase program does not obligate us to acquire our shares and may be suspended or discontinued at any time in the Company’s discretion. Any repurchases under the repurchase program will be funded using the Company’s available cash and cash equivalents, including cash available under our Revolving Credit Facility. During the three months ended March 31, 2016, we did not make any repurchases under the Program.

Going forward, we expect our cash flows from financing activities to fluctuate based on (i) the number of exercises of share-based awards, which is partially dependent on the performance of our stock price, and (ii) the utilization of our Revolving Credit Facility. If deemed appropriate and approved by our Board of Directors, we may from time to time raise capital through debt or equity financings; refinance our existing debt under the Credit Agreement; and/or initiate additional stock buyback programs or modify or terminate our existing program.

We believe that our existing balances of cash, cash equivalents, and investments, cash flows expected to be generated from our operations, and amounts available under our Credit Agreement will be sufficient to satisfy our operating requirements for the next 12 months. We also may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various limitations, including conditions in U.S. capital markets.

Safe Harbor under the Private Securities Litigation Reform Act of 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by those Sections. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties, as well as other factors, may cause our future results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could cause the actual results to differ materially from those expressed or implied in such forward-looking statements include, among others: our success in developing, producing and introducing new products and in keeping pace with the rapid technological changes that characterize our market; our success in developing new sales channels and customers; market acceptance of our products; competition; changes in the global economy and in market conditions; consistency of orders from significant customers; our success in leveraging our intellectual property portfolio, expertise and market opportunities; our expectations regarding the transition into Software Defined Networks (SDN), Network Functions Virtualization (NFV) and virtualized networks; with respect to our share repurchase program, any decision to delay, suspend, or discontinue the program, the market price of the company’s common stock prevailing from time to time, the availability of funding for share repurchases, the availability and nature of alternative investment opportunities presented to the company, and changes in general business and market conditions; material weaknesses in our internal controls; and war, terrorism, political unrest, natural disasters, cybersecurity attacks, and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain, and/or impact the delivery of our products. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our 2015 Form 10-K, in Part I, Item 1A, “Risk Factors,” and in our other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” included in our 2015 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of the Company’s management, including our chief executive officer ("CEO") and our chief financial officer ("CFO"), of the effectiveness, as of the end of the period covered by this report (i.e., as of March 31, 2016), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures, as of March 31, 2016, were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of March 31, 2016 and the material weakness in our internal control over financial reporting that is identified in Part II, Item 9A of our 2015 Form 10-K, and that is discussed below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Form 10-Q and (ii) the condensed consolidated financial statements, and other financial information, included in this Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in our 2015 Form 10-K, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015 because of deficiencies that constituted a material weakness in our internal control over financial reporting related to revenue recognition as of December 31, 2015. Specifically, as of December 31, 2015, the Company’s internal controls were not designed to: (i) appropriately identify each deliverable, including those deliverables within related orders, to allocate the arrangement consideration and assess the accounting impact of certain multiple-element sales arrangements, (ii) ensure that vendor specific objective evidence (VSOE) and best estimate of selling price (BESP) used to allocate arrangement consideration were properly determined, applied and documented, (iii) properly identify and account for arrangements that included payment terms that extended beyond the Company’s customary terms, (iv) ensure proper cut-off for certain transaction types, and (v) identify and account for modifications to approved sales orders prior to delivery of the related products and/or services. In addition, the Company’s controls over the completeness and accuracy of information used in the execution of internal controls within the revenue recognition process were not properly designed. The Company also did not have effective general information technology controls around certain licensing systems. As a result of these design deficiencies, the Company’s policies and controls related to its revenue recognition practices were not effective in ensuring that revenue was properly accounted for.

The control deficiencies described above could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute a material weakness.

Remediation Efforts to Address Material Weakness

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Our Board of Directors and management take internal controls over, and the integrity of, our financial statements seriously and believe that the remediation steps described below are essential to maintaining strong and effective internal controls over financial reporting and a strong internal control environment. The following steps are among the measures that we are implementing to address our material weakness:

•
We are in the process of designing and implementing controls related to revenue recognition, including those related to identification of deliverables and allocation of consideration in arrangements, determination and application of VSOE and BESP, identification of and accounting for arrangements that include payment terms that extend beyond the Company’s customary terms, and application of proper cut-off.

•	We are in the process of designing and implementing appropriate controls to identify and account for modifications to approved sales orders prior to delivery of the related products and/or services.

•	We are in the process of designing and implementing controls over the completeness and accuracy of information used in the execution of internal controls within the revenue recognition process.

•	We are in the process of designing and implementing general information technology controls around certain licensing systems to ensure they are effective.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 10, “Commitments and Contingencies,” included in this Form 10-Q, and should be considered an integral part of this Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

Information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our 2015 Form 10-K and in certain of our other filings with the SEC. There have been no material changes to our risk factors previously disclosed in the 2015 Form 10-K.

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

IXIA

Date:	May 6, 2016	By:	/s/ Bethany Mayer
Bethany Mayer President and Chief Executive Officer

Date:	May 6, 2016	By:	/s/ Brent Novak
Brent Novak Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by reference from a previous filing, or filed or furnished herewith, as indicated below

10.1
Third Amendment to Amended and Restated Credit Agreement dated as of January 25, 2016, by and among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL LLC, and VeriWave, Inc., as the Guarantors, Silicon Valley Bank, as Administrative Agent and as a Lender, and the Other Lenders Party Thereto
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the Commission on January 29, 2016

10.2	Ixia Officer Severance Plan (as Amended and Restated effective February 12, 2016)(1)	Filed herewith

10.3	Form of 2016-2017 Performance-Based Restricted Stock Unit Award Agreement under the Second Amended and Restated Ixia 2008 Equity Incentive Plan	Filed herewith

10.4	Ixia 2016 Senior Officer Bonus Plan	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the Commission on March 25, 2016

31.1	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

(1) Replaces and supersedes Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Commission on February 29, 2016.

*
The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, (ii) unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, (iii) unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015, (iv) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, and (v) notes to unaudited condensed consolidated financial statements.