Form 10-Q
period 2016-06-30
IXIA
filed 2016-08-09
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	81,308,988
(Class of Common Stock)	(Outstanding at 8/4/2016)

IXIA

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$60,563	$52,472
Marketable securities	40,265	14,504
Accounts receivable, net of allowances of $869 and $1,107, as of June 30, 2016 and December 31, 2015, respectively	89,844	121,932
Inventories	29,915	33,289
Prepaid expenses and other current assets	43,447	44,384
Total current assets	264,034	266,581
Property and equipment, net	37,625	36,536
Intangible assets, net	84,354	103,660
Goodwill	338,873	338,873
Other assets	31,637	34,227
Total assets	$756,523	$779,877
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,425	$15,346
Accrued expenses and other	39,933	70,029
Deferred revenues	108,452	108,436
Term loan, net	4,048	3,045
Total current liabilities	163,858	196,856
Deferred revenues	27,354	22,117
Other liabilities	8,597	7,406
Term loan, net	31,310	34,487
Total liabilities	231,119	260,866
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at June 30, 2016 and December 31, 2015; 81,254 and 80,805 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	200,333	201,087
Additional paid-in capital	233,125	225,432
Retained earnings	92,361	93,525
Accumulated other comprehensive loss	(415)	(1,033)
Total shareholders’ equity	525,404	519,011
Total liabilities and shareholders’ equity	$756,523	$779,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Products	$76,504	$92,806	$148,477	$178,710
Services	43,594	38,804	84,294	73,862
Total revenues	120,098	131,610	232,771	252,572
Costs and operating expenses: (1)
Cost of revenues – products (2)	20,126	24,185	41,167	48,236
Cost of revenues – services	3,783	4,364	7,968	8,880
Research and development	24,473	27,759	51,935	55,385
Sales and marketing	38,957	38,439	77,988	75,960
General and administrative	13,982	17,417	29,870	35,788
Amortization of intangible assets	9,952	10,889	19,931	21,812
Acquisition and other related costs	(48)	101	(22)	683
Restructuring	27	(351)	(157)	(561)
Total costs and operating expenses	111,252	122,803	228,680	246,183
Income from operations	8,846	8,807	4,091	6,389
Interest income and other, net	(127)	202	173	(279)
Interest expense	(470)	(2,435)	(984)	(4,582)
Income before income taxes	8,249	6,574	3,280	1,528
Income tax expense	6,726	771	4,444	5,336
Net income (loss)	$1,523	$5,803	$(1,164)	$(3,808)
Income (loss) per share:
Basic	$0.02	$0.07	$(0.01)	$(0.05)
Diluted	$0.02	$0.07	$(0.01)	$(0.05)
Weighted average number of common and common equivalent shares outstanding:
Basic	81,325	79,396	81,170	79,053
Diluted	82,504	81,030	81,170	79,053

(1) Stock-based compensation included in:
Cost of revenues - products	$36	$76	$123	$171
Cost of revenues - services	14	29	47	65
Research and development	1,304	1,578	2,997	3,671
Sales and marketing	1,249	1,202	2,897	2,251
General and administrative	1,075	1,858	2,555	3,732

(2)
Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of $6.4 million and $12.9 million for the three and six months ended June 30, 2016, respectively, and $6.4 million and $12.9 million for the three and six months ended June 30, 2015, respectively, which are included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$1,523	$5,803	$(1,164)	$(3,808)
Unrealized gain (loss) on investments, net of tax	63	(64)	81	11
Foreign currency translation adjustment	318	40	537	35
Other comprehensive income (loss)	381	(24)	618	46
Comprehensive income (loss)	$1,904	$5,779	$(546)	$(3,762)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,164)	$(3,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,877	8,368
Amortization of intangible assets	19,931	21,812
Realized gain on available-for-sale securities	(3)	(40)
Stock-based compensation	8,619	9,890
Deferred income taxes	(778)	(1,006)
Excess tax benefits from stock-based compensation	(179)	—
Amortization of deferred issuance costs	224	732
Amortization of investment premiums	(10)	27
Changes in operating assets and liabilities:
Accounts receivable, net	32,088	1,987
Inventories	(2,124)	3,698
Prepaid expenses and other current assets	3,480	3,273
Other assets	2,809	2,712
Accounts payable	(3,827)	(3,634)
Accrued expenses and other	(31,167)	3,517
Deferred revenues	5,253	4,692
Other liabilities	176	454
Net cash provided by operating activities	42,205	52,674
Cash flows from investing activities:
Purchases of property and equipment	(4,851)	(4,629)
Purchases of marketable securities	(29,479)	(142,537)
Proceeds from sale of marketable securities	3,813	91,169
Increase in restricted cash	—	(10,000)
Purchases of other intangible assets	(625)	(381)
Net cash used in investing activities	(31,142)	(66,378)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	6,325	6,422
Proceeds from borrowings under term loan	—	40,000
Repayments of debt	(1,500)	(500)
Debt issuance costs	(897)	(1,237)
Cash paid for shares withheld for taxes	(227)	—
Repurchase of common stock	(6,852)	—
Excess tax benefits from stock-based compensation	179	—
Net cash (used in) provided by financing activities	(2,972)	44,685
Net increase in cash and cash equivalents	8,091	30,981
Cash and cash equivalents at beginning of period	52,472	46,394
Cash and cash equivalents at end of period	$60,563	$77,375

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$520	$826
Transfers of inventory to property and equipment	$5,498	$3,800

 The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Business

Ixia ("Ixia" or the "Company") was incorporated on May 27, 1997 as a California corporation. The Company provides application performance and security resilience solutions so that organizations can validate, secure, and optimize their physical and virtual networks. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on Ixia’s solutions to deploy new technologies and achieve efficient, secure ongoing operation of their networks. Ixia's product solutions consist of its high performance hardware platforms, software applications, and services, including warranty and maintenance offerings and professional services. The Company operates within one business segment.

2.    Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the full year ending December 31, 2016 or any other future period.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K"), but does not include all disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2015 Form 10-K.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 to the audited consolidated financial statements included in its 2015 Form 10-K.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 (as discussed below). The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 (as discussed below). The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal Versus Agent Considerations. ASU 2016-08 clarifies the implementation guidance for what the FASB calls principal-versus-agent considerations in the board's revenue recognition standard by instructing the participants in the sale to determine whether they control the good or service and are entitled to the gross amount of the transaction or are acting as an agent and should collect only a fee or commission for arranging the sale. The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers, which is not yet effective. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09 (as discussed below). The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which provides updated guidance that enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Except for the early application guidance, early adoption of the amendments is not permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early application is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers; Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

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

The Credit Agreement originally provided for a (i) term loan (the “Term Loan”) in the aggregate principal amount of $40 million and (ii) revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $60 million, with sub-limits of $25 million for the issuance of standby letters of credit and $15 million for swingline loans. On September 30, 2015, the Company entered into an amendment to the Credit Agreement which, among other modifications, increased the commitments under the Revolving Credit Facility to an aggregate amount of up to $75 million.

On January 25, 2016, the Company entered into an amendment to the Credit Agreement which, among other modifications, (i) increased the commitments under the Revolving Credit Facility to an aggregate amount of up to $150 million and (ii) extended the maturity date of the Revolving Credit Facility from February 15, 2018 to February 15, 2020. The maturity date of the Term Loan is February 15, 2018. The aggregate amount available under the Revolving Credit Facility is, upon the Company's request and subject to the receipt of increased commitments from the Lenders or additional lenders, subject to increase by an aggregate amount of up to $100 million.

The Company is permitted to prepay outstanding loans under the Credit Facility at any time without premium or penalty. The Company may re-borrow amounts under the Revolving Credit Facility, but the Company may not re-borrow amounts that it repays or prepays under the Term Loan.

Debt issuance costs were approximately $2.2 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the term of the Revolving Credit Facility. During the three and six months ended June 30, 2016, amortization recorded to interest expense pertaining to deferred issuance costs was approximately $113,000 and $224,000, respectively. During the three and six months ended June 30, 2015, amortization recorded to interest expense pertaining to deferred issuance costs was approximately $97,000 and $132,000, respectively.

The Term Loan requires quarterly repayments of $500,000 for the first four quarters and repayments ranging from $1.0 million to $1.5 million for the quarters thereafter through December 31, 2017. The remaining principal balance will be due and payable on the maturity date of the Term Loan (i.e., February 15, 2018).

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

Interest rates for the Revolving Credit Facility and for the Term Loan are set, at the Company’s option, at a rate per annum based on the Eurodollar rate or a defined base rate. Prior to September 30, 2015, the interest rates were 4.25% above the Eurodollar rate or 3.25% above a defined base rate. After September 30, 2015, the interest rates for both the Term Loan and the Revolving Credit Facility range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on the Company’s leverage ratio. The Company is also required to pay a quarterly commitment fee, ranging from 0.30% to 0.50% per annum, on the undrawn portion of the Revolving Credit Facility. Letter of credit fees accrue based on the daily amount available to be drawn under outstanding letters of credit and range from 2.0% to 3.0%, depending on the Company’s leverage ratio. Swingline loans bear interest at the defined base rate plus the applicable margin for loans under the Revolving Credit Facility based on the defined base rate. If the Company defaults under the Credit Agreement, the Lenders may increase the interest rate(s) to 2.0% more than the rate(s) otherwise applicable. The weighted average interest rate applicable to the Term Loan for the fiscal quarter ended June 30, 2016 was 2.44%. As of June 30, 2016, the interest rate applicable to the amount outstanding under the Term Loan was 2.45%.

The Credit Agreement requires the Company to comply with certain covenants, including maintaining (i) a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.00 and (ii) a consolidated total leverage ratio (as defined in the Credit Agreement), of not greater 3.25 to 1.00 through June 30, 2018, and 3.00 to 1.00 thereafter, in each case measured quarterly on a trailing 12 month basis.

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

Amortization of deferred issuance costs recorded to interest expense for the three and six months ended June 30, 2015 was $300,000 and $600,000, respectively.

4.    Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of June 30, 2016 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$25,829	$20	$(5)	$25,844
Corporate debt securities	14,417	18	(14)	14,421
Total	$40,246	$38	$(19)	$40,265

Investments in marketable securities as of December 31, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$4,301	$—	$(13)	$4,288
Corporate debt securities	10,265	—	(49)	10,216
Total	$14,566	$—	$(62)	$14,504

As of June 30, 2016 and December 31, 2015, the Company's available-for-sale securities had a weighted remaining contractual maturity of 1.39 and 1.58 years, respectively. For the three and six months ended June 30, 2016 and 2015, gross realized gains and losses were not significant. See Note 6 for information on the unrealized holding gains (losses) on available-for-sale securities reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations.

The amortized cost and fair value of the Company's marketable securities at June 30, 2016, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$11,641	$11,642
Due within 1-2 years	24,345	24,357
Due within 2-5 years	4,260	4,266
Total	$40,246	$40,265

Inventories

Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$937	$3,864
Work in process	7,683	11,253
Finished goods	21,295	18,172
	$29,915	$33,289

Accrued expenses and other

As of June 30, 2016 and December 31, 2015, accrued compensation and related expenses totaled $10.5 million and $12.8 million, respectively, and accrued vacation totaled $9.7 million and $8.0 million, respectively. Accrued bonus expenses totaled $20.4 million as of December 31, 2015.

5.    Goodwill and Other Intangible Assets

There was no activity related to goodwill for the three and six months ended June 30, 2016. The Company has not had any historical goodwill impairment charges.

The following table presents the Company's purchased intangible assets (in thousands) as of June 30, 2016:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Technology	5.5	$185,665	$(140,786)	$44,879
Customer relationships	6.0	71,700	(55,596)	16,104
Service agreements	6.4	30,100	(15,620)	14,480
Trademarks	5.1	11,300	(7,983)	3,317
Non-compete agreements	4.0	8,000	(6,598)	1,402
Other	4.5	6,374	(2,202)	4,172
		$313,139	$(228,785)	$84,354

The following table presents the Company's purchased intangible assets (in thousands) as of December 31, 2015:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Technology	5.5	$185,665	$(129,509)	$56,156
Customer relationships	6.0	71,700	(51,533)	20,167
Service agreements	6.4	30,100	(13,272)	16,828
Trademarks	5.1	11,300	(7,000)	4,300
Non-compete agreements	4.0	8,000	(5,641)	2,359
Other	4.5	5,750	(1,900)	3,850
		$312,515	$(208,855)	$103,660

The estimated future amortization expense of purchased intangible assets as of June 30, 2016 is as follows (in thousands):

Remaining in 2016	$19,127
2017	31,926
2018	20,672
2019	7,455
2020	3,932
2021	756
Thereafter	486
$84,354

6.    Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table summarizes the changes in Accumulated other comprehensive loss, by component, net of income taxes (in thousands):

	Gains (Losses) on Available-for- Sale Securities (a)	Foreign Currency Items	Total
Beginning balance, December 31, 2015	$(88)	$(945)	$(1,033)

Other comprehensive income before reclassifications	81	537	618
Amounts reclassified from accumulated other comprehensive loss (b)	—	—	—
Net current period other comprehensive income	81	537	618

Ending balance, June 30, 2016	$(7)	$(408)	$(415)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.

(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the condensed consolidated statements of operations.

Share Repurchase Program

In February 2016, the Company’s Board of Directors approved a share repurchase program (the "Program") authorizing the Company, over the 12 months following the date of announcement, to acquire up to $25 million of its common stock. Under the Program, the Company is authorized, from time to time, and subject to general business and market conditions, alternative investment opportunities, and other factors, to repurchase shares in open market purchases, privately negotiated transactions and/or through other means, and may include repurchases pursuant to a Rule 10b5-1 trading plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue or suspend repurchases at any time in the Company’s discretion. During the three and six month periods ended June 30, 2016, the Company repurchased 707,332 shares of common stock for $6.9 million. All of the repurchased shares remain authorized, but are no longer issued and outstanding. As of June 30, 2016, $18.1 million remained available for share repurchases under the Program.

7.    Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by giving effect to all potential dilutive common shares, including stock-based awards, using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic presentation:
Numerator for basic earnings (loss) per share:
Net income (loss)	$1,523	$5,803	$(1,164)	$(3,808)
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	81,325	79,396	81,170	79,053
Basic earnings (loss) per share	$0.02	$0.07	$(0.01)	$(0.05)

Diluted presentation:
Numerator for diluted earnings (loss) per share:
Net income (loss)	$1,523	$5,803	$(1,164)	$(3,808)
Denominator for dilutive earnings (loss) per share:
Weighted average common shares outstanding	81,325	79,396	81,170	79,053
Effect of dilutive securities:
Stock options and other share-based awards	1,179	1,634	—	—
Dilutive potential common shares	82,504	81,030	81,170	79,053
Diluted earnings (loss) per share	$0.02	$0.07	$(0.01)	$(0.05)

The diluted earnings per share computation for the three months ended June 30, 2016 excludes the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 4.0 million shares, which are anti-dilutive because, in general, the exercise prices of these awards (to the extent such awards have exercise prices) exceeds the average closing sales price per share of the Company's common stock during the applicable period.

The diluted loss per share computation for the six months ended June 30, 2016 excludes the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 5.0 million shares, which were anti-dilutive because the Company reported a net loss for the period.

The diluted earnings per share computation for the three months ended June 30, 2015 excludes the weighted average number of shares underlying the Company's then outstanding notes of 10.3 million shares and the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 3.0 million shares, which were both anti-dilutive because, in general, the exercise prices of these awards (to the extent such awards have exercise prices) exceeds the average closing sales price per share of the Company's common stock during the period.

The diluted loss per share computation for the six months ended June 30, 2015 excludes the weighted average number of shares underlying the Company's then outstanding notes of 10.3 million shares and the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 4.6 million shares, which were both anti-dilutive because the Company reported a net loss for the period.

8.    Concentrations

Revenue by Product Line

The Company has two product lines: Network Test Solutions and Network Visibility Solutions. The Company's Network Test Solutions products include its multi-slot test chassis and appliances, traffic generation interface cards, and suite of test applications, and the related technical support, warranty, and software maintenance services, including the Company's Application and Threat Intelligence (ATI) service. The Company's Network Visibility Solutions products include the Company's network packet brokers, bypass switches, and virtual and physical taps, and the related technical support, warranty, and software maintenance services. The following table presents revenue by product line (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Network Test Solutions	$89,890	$102,801	$173,395	$188,148
Network Visibility Solutions	30,208	28,809	59,376	64,424
	$120,098	$131,610	$232,771	$252,572

Significant Customers

No customer accounted for more than 10% of total revenues for the three and six months ended June 30, 2016. One customer accounted for 10.5% and 10.3% of total revenues for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016 and December 31, 2015, no customer accounted for more than 10% of the Company's total receivables.

International Data

For the three and six months ended June 30, 2016 and 2015, international revenues, based on customer location, as a percentage of total revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
International revenues	40.8%	38.4%	44.5%	38.4%

As of June 30, 2016 and December 31, 2015, the Company's property and equipment, net were geographically located as follows (in thousands):

	June 30, 2016	December 31, 2015
United States	$23,760	$23,654
Romania	6,753	6,542
India	3,431	3,576
Other	3,681	2,764
Total	$37,625	$36,536

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

Financial assets carried at fair value as of June 30, 2016 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$254	$254	$—	$—
Corporate debt securities	4,397	—	4,397	—
Short-term marketable securities:
U.S. Treasury, government and agency debt securities	25,844	—	25,844	—
Corporate debt securities	14,421	—	14,421	—
Total financial assets	$44,916	$254	$44,662	$—

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

There were no transfers of assets between levels within the fair value hierarchy for the three and six month periods ended June 30, 2016, and there were no Level 3 assets held at June 30, 2016.

The carrying value of the Company's Term Loan at June 30, 2016 and December 31, 2015 was $37.0 million and $38.5 million, respectively. The carrying value of the Term Loan approximates fair value as the interest rate is variable over the selected interest period and is similar to current rates at which the Company can borrow funds.

10.  Commitments and Contingencies

Securities Class Action

On November 14, 2013, a purported securities class action complaint captioned Felix Santore v. Ixia, Victor Alston, Atul Bhatnagar, Thomas B. Miller, and Errol Ginsberg was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Central District of California. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from April 10, 2010 through October 14, 2013. The initial complaint alleged that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and misleading statements concerning the Company’s recognition of revenues related to its warranty and software maintenance contracts and the academic credentials and employment history of the Company’s former President and Chief Executive Officer, Victor Alston. The complaint also alleged that the defendants made false and misleading statements, and failed to make certain disclosures, regarding the Company’s business, operations and prospects, including regarding the financial statements and internal financial controls that were the subject of the Company’s April 2013 restatement of certain of its prior period financial statements. The complaint further alleged that the Company lacked adequate internal financial controls and issued materially false and misleading financial statements for the fiscal years ended December 31, 2010 and 2011, and the fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012, and September 30, 2012. The complaint, which purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, sought, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

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

Following a hearing on July 29, 2016, the Court on August 1, 2016 entered an order granting final approval of the Class Action Settlement Agreement. The final order also approved the award of attorneys’ fees and expenses to Plaintiffs’ counsel in the amount of $1,135,000, which will be paid from the settlement payment of $3.5 million currently held in the escrow account established pursuant to the Class Action Settlement Agreement. In the event no appeal is filed, the settlement will become effective at the end of the appeal period, which is 30 days from the date the final order was entered by the Court.

The Company has accrued a liability of $3.5 million related to this matter as a component of Accrued expenses and other in the accompanying consolidated balance sheets as of June 30, 2016 and an offsetting receivable from the insurance company for $3.5 million in Prepaid expenses and other current assets in the accompanying consolidated balance sheets as of June 30, 2016.

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

On June 1, 2016, following a hearing on May 27, 2016, the Court entered an order granting final approval of the Derivative Action Settlement Agreement. The order also approved the award of attorneys’ fees and expenses to Plaintiffs’ counsel in the amount of $575,000, which has been paid by one of the Company’s insurance carriers. The deadline to appeal the Court’s order was July 1, 2016. As the deadline to appeal has expired and there was no appeal, the settlement became final on July 1, 2016.

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

The Company has accrued a liability of $750,000 related to this matter as a component of Accrued expenses and other in the accompanying condensed consolidated balance sheets as of June 30, 2016.

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

11.  Income Taxes

The Company accounts for its provision for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. In accordance with ASC 740, the Company uses an estimate of its annual effective rate for the full fiscal year in computing the year-to-date provision for income taxes for the interim periods, including federal, foreign, state, and local income taxes.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On February 19, 2016, the I.R.S. filed a notice of appeal with respect to such opinion in the U.S Ninth Circuit Court of Appeals. The Company concluded that no adjustment to its consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

As of June 30, 2016 and December 31, 2015, current deferred tax assets totaled $14.2 million and $14.5 million, respectively, and were included within Prepaid expenses and other current assets on the Company's condensed consolidated balance sheets. At each of June 30, 2016 and December 31, 2015, long-term deferred tax assets totaled $18.9 million and were included within Other assets on the Company's condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q and the "Safe Harbor under the Private Securities Litigation Reform Act of 1995" section at the end of this Item 2, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Business Overview

Ixia was incorporated in 1997 as a California corporation. We help customers validate the performance and security resilience of their applications and networks. Our test, visibility and security products help organizations make their and their customers' physical and virtual networks stronger. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on our solutions to validate new products before shipping and secure ongoing operation of their networks with better visibility and security. Our product solutions consist of our high performance hardware platforms, software applications, and services, including warranty and maintenance offerings.

Our cash, cash equivalents, and marketable securities, in the aggregate, increased by $19.9 million to $100.8 million at June 30, 2016 from the $80.9 million reported at March 31, 2016. This increase was primarily due to $25.5 million in cash provided by operating activities and $4.3 million in proceeds received from issuances of stock under our employee stock purchase plan, partially offset by the use of $6.9 million for stock repurchases and $2.0 million for purchases of property and equipment. Total revenues decreased 8.7% to $120.1 million during the three months ended June 30, 2016, compared to $131.6 million during the three months ended June 30, 2015, primarily due to lower shipments of our network test products.

While we remain confident in our competitive position and our opportunities for long-term growth in both our network test solutions and network visibility solutions businesses, we believe there continues to be some near term uncertainty and softness in our markets, such as the capital spending plans of large service providers and network equipment manufacturers. This uncertainty and softness may adversely impact our sales, results of operations and financial position over the near term.

Establishment of Senior Secured Revolving Credit Facility. On March 2, 2015, we entered into an amended and restated credit agreement (as amended to date, the “Credit Agreement”) with certain institutional lenders, which amended and restated our prior 2012 credit agreement, as amended. The Credit Agreement originally provided for (i) a term loan (the “Term Loan”) in the aggregate principal amount of $40 million and (ii) revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facility”) in an aggregate amount of up to $60 million, with sub-limits of $25 million for the issuance of standby letters of credit and $15 million for swingline loans. On September 30, 2015, we entered into an amendment to the Credit Agreement which, among other modifications, increased the commitments under the Revolving Credit Facility to an aggregate amount of up to $75 million.

On January 25, 2016, we entered into an amendment to the Credit Agreement which, among other modifications, increased the commitments under the Revolving Credit Facility to an aggregate amount of up to $150 million and (ii) extended the maturity date of the Revolving Credit Facility from February 15, 2018 to February 15, 2020. The maturity date of the Term Loan is February 15, 2018. The aggregate amount available under the Revolving Credit Facility is, upon our request and subject to the receipt of increased commitments from the Lenders or additional lenders, subject to increase by an aggregate amount of up to $100 million.

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

To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers, we expect to continue to see declines in those sales as a percentage of total revenues, given that we expect to sell our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. No one customer accounted for 10% or more of our total revenues for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, one customer accounted for $13.8 million and $26.0 million, respectively, or 10.5% and 10.3%, respectively, of our total revenues.

From a geographic perspective, we generated revenues from shipments to international locations of $49.0 million, or 40.8% of our total revenues, and $50.6 million, or 38.4% of our total revenues, for the three month periods ended June 30, 2016 and 2015, respectively, and $103.6 million, or 44.5% of our total revenues, and $97.0 million, or 38.4% of our total revenues, for the six month periods ended June 30, 2016 and 2015, respectively. The increase in international revenues as a percentage of our total revenues for the six months ended June 30, 2016 compared to the prior year period was primarily due to a decrease in sales to customers based in the United States and revenue growth in the Asia Pacific and Europe regions.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services, and extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines, and technologies of $6.4 million for each of the three month periods ended June 30, 2016 and 2015, and $12.9 million for each of the six month periods ended June 30, 2016 and 2015, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

In the near term, although we anticipate that our cost of revenues as a percentage of total revenues will remain relatively flat, we expect to continue to experience pricing pressure, particularly on larger transactions and from larger customers, as a result of competition.

Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development, sales and marketing, and general and administrative expenses, amortization of intangible assets, acquisition and other related costs, and restructuring expenses. In dollar terms, we expect total operating expenses on an annual basis, excluding stock-based compensation, amortization of intangible assets, acquisition and other related costs, and restructuring expenses, each discussed below, to decrease slightly in 2016 when compared to 2015.

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

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units, and employee stock purchase rights, are required to be recognized in our financial statements based on their estimated fair values for accounting purposes on the grant date. For the three months ended June 30, 2016 and 2015, stock-based compensation was $3.7 million and $4.7 million, respectively. For the six months ended June 30, 2016 and 2015, stock-based compensation was $8.6 million and $9.9 million, respectively. The decrease in stock-based compensation for the three and six months ended June 30, 2016 compared to the same periods in the prior year is primarily due to a reduction in expense associated with certain performance-based restricted stock unit awards. As of June 30, 2016, the aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2016 through 2020 related to unvested share-based awards was $16.6 million. To the extent that we grant share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the number of share-based awards granted and the then current fair values of such awards for accounting purposes.

Interest income and other, net consists of interest on cash and a variety of securities, including money market funds, U.S. government and government agency debt securities, and corporate debt securities; realized gains/losses on the sale of investment securities; certain foreign currency gains and losses; and other non-operating items.

Interest expense consists of interest on our Term Loan, amortization of debt issuance costs, commitment fees on the unused portion of current and prior revolving credit facilities, and interest on our previously outstanding convertible senior notes in the prior year periods. Our previously outstanding convertible senior notes matured and were repaid in full in 2015. See Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

Income tax expense (benefit) is determined based on the amount of earnings and enacted federal, state, and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates of tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets, and changes to those valuation allowances in future periods. We re-evaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

Our effective tax rate differs from the federal statutory rate due to state taxes, significant permanent differences, federal and foreign tax rate differences, inter-company royalties, and research and development tax credits. Significant permanent differences arise due to stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation on grants to employees in foreign locations, and non-deductible amortization, offset by tax benefits from disqualifying dispositions and Section 199 deductions.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence. Objectively verifiable evidence includes our realization of tax attributes, assessment of tax credits, and utilization of net operating loss carryforwards during the year. As of June 30, 2016, we believe that it is more likely than not that all of our deferred tax assets are realizable, except for our capital loss carry-forwards.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements included in this Form 10-Q which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to: revenue recognition; allowance for doubtful accounts; write-downs for obsolete or excess inventory; income taxes; acquisition purchase price allocation; impairments of long-lived assets, goodwill and marketable securities; stock-based compensation; and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. None of these accounting policies and estimates has significantly changed from those reflected in our 2015 Form 10-K. Critical accounting policies and estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K. Actual results may differ from estimates under different assumptions or conditions.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Products	63.7%	70.5%	63.8%	70.8%
Services	36.3	29.5	36.2	29.2
Total revenues	100.0	100.0	100.0	100.0
Costs and operating expenses:(1)
Cost of revenues – products (2)	16.8	18.4	17.7	19.1
Cost of revenues – services	3.1	3.3	3.4	3.5
Research and development	20.4	21.1	22.3	21.9
Sales and marketing	32.4	29.2	33.5	30.1
General and administrative	11.6	13.2	12.8	14.2
Amortization of intangible assets	8.3	8.3	8.6	8.6
Acquisition and other related costs	0.0	0.1	—	0.3
Restructuring	—	(0.3)	(0.1)	(0.2)
Total costs and operating expenses	92.6	93.3	98.2	97.5
Income from operations	7.4	6.7	1.8	2.5
Interest income and other, net	(0.1)	0.2	0.1	(0.1)
Interest expense	(0.4)	(1.9)	(0.4)	(1.8)
Income before income taxes	6.9	5.0	1.4	0.6
Income tax expense	5.6	0.6	1.9	2.1
Net income (loss)	1.3%	4.4%	(0.5)%	(1.5)%

(1) Stock-based compensation included in:
Cost of revenues – products	0.0%	0.1%	0.1%	0.1%
Cost of revenues – services	0.0	0.0	0.0	0.0
Research and development	1.1	1.2	1.3	1.5
Sales and marketing	1.0	0.9	1.2	0.9
General and administrative	0.9	1.4	1.1	1.5
(2) Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of 5.4% and 5.5% for the three and six months ended June 30, 2016, respectively, and 4.9% and 5.1% for the three and six months ended June 30, 2015, respectively, which is included in Amortization of intangible assets.

Comparison of Three Months Ended June 30, 2016 and 2015

Revenues. During the three months ended June 30, 2016, total revenues decreased 8.7% to $120.1 million from the $131.6 million recorded in the three months ended June 30, 2015.

The following table presents revenue by product line (in thousands):

	Three months ended June 30,
	2016	2015
Product Revenues	$58,189	$73,875
Service Revenues	31,701	28,926
Total Network Test Solutions Revenues	89,890	102,801

Product Revenues	18,315	18,931
Service Revenues	11,893	9,878
Total Network Visibility Solutions Revenues	30,208	28,809
Total Revenues	$120,098	$131,610

During the three months ended June 30, 2016, revenues from our Network Test Solutions product line decreased 12.6% to $89.9 million compared to $102.8 million recorded in the three months ended June 30, 2015. This decrease in revenue for Network Test Solutions was primarily driven by a decrease in product revenues as a result of a lower volume of shipments of our 10G and high speed Ethernet interface cards.

During the three months ended June 30, 2016, revenues from our Network Visibility Solutions product line increased 4.9% to $30.2 million compared to $28.8 million recorded in the three months ended June 30, 2015. This increase in revenue for Network Visibility Solutions was primarily driven by an increase in revenues recognized on technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 19.9% during the three months ended June 30, 2016 compared to 21.7% in the three months ended June 30, 2015. This percentage decrease, and the corresponding increase in gross margin, was primarily due to the mix of products sold, as a higher percentage of our revenues in the current year period was derived from service revenues, which generate higher gross margins than our product revenues.

Research and Development. During the three months ended June 30, 2016, research and development expenses decreased 11.8% to $24.5 million compared to $27.8 million in the three months ended June 30, 2015. This decrease was primarily due to lower bonus accruals in the current year period, partially offset by an increase in expenses related to outsourced services and higher prototype expenses.

Sales and Marketing. During the three months ended June 30, 2016, sales and marketing expenses were relatively flat at $39.0 million compared to $38.4 million in the three months ended June 30, 2015. Increases in salaries as a result of increased headcount and higher consulting costs in the current year period were offset partially by a reduction in bonus accruals.

General and Administrative. During the three months ended June 30, 2016, general and administrative expenses decreased 19.7% to $14.0 million compared to $17.4 million in the three months ended June 30, 2015. This decrease was primarily due to decreases in bonus accruals and lower stock-based compensation in the current year.

Amortization of Intangible Assets. During the three months ended June 30, 2016, amortization of intangible assets decreased to $10.0 million compared to $10.9 million in the three months ended June 30, 2015. This decrease was primarily due to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Costs. During the three months ended June 30, 2016, acquisition and other related costs decreased to a credit of $48,000 compared to $101,000 in expense in the three months ended June 30, 2015. Acquisition and other related costs primarily relate to integration activities and other related costs associated with our December 2013 acquisition of Net Optics. We do not expect significant costs related to our prior acquisitions to be incurred going forward.

Restructuring. During the three months ended June 30, 2016 and 2015, we recorded restructuring expense of $27,000 and a restructuring credit of $351,000, respectively. The credit recorded in the prior year was primarily due to a favorable lease buyout in the three months ended June 30, 2015.

Interest Income and Other, Net. During the three months ended June 30, 2016, interest income and other, net was an expense of $127,000 compared to income of $202,000 for the three months ended June 30, 2015. The decrease in interest income and other, net in the current year period was primarily due to higher foreign currency translation losses in the current year period compared to the same period in the prior year.

Interest Expense. During the three months ended June 30, 2016, interest expense was $470,000 compared to $2.4 million for the three months ended June 30, 2015. This decrease was primarily due to the December 2015 repayment of our previously outstanding convertible notes, on which we incurred $1.8 million in interest expense in the prior year period.

Income Tax Expense. For the three months ended June 30, 2016, we recorded an income tax expense of $6.7 million on a pre-tax income of $8.2 million, or an effective rate of 81.5%, compared to an income tax expense of $771,000 on a pre-tax income of $6.6 million, or an effective rate of 11.7%, for the three months ended June 30, 2015. Our effective income tax rate differs from the statutory rate primarily as a result of permanent differences, including the amortization of certain assets for GAAP purposes that are not deductible for income tax purposes, inter-company royalties and stock-based compensation.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenues. During the six months ended June 30, 2016, total revenues decreased 7.8% to $232.8 million from the $252.6 million recorded in the six months ended June 30, 2015.

The following table presents revenue by product line (in thousands):

	Six months ended June 30,
	2016	2015
Product Revenues	$112,292	$132,442
Service Revenues	61,103	55,706
Total Network Test Solutions Revenues	173,395	188,148

Product Revenues	36,185	46,268
Service Revenues	23,191	18,156
Total Network Visibility Solutions Revenues	59,376	64,424
Total Revenues	$232,771	$252,572

During the six months ended June 30, 2016, revenues from our Network Test Solutions product line decreased 7.8% to $173.4 million compared to $188.1 million recorded in the six months ended June 30, 2015. This decrease in revenue for Network Test Solutions was principally driven by a decrease in product revenues as a result of a lower volume of shipments of our 10G, high speed, and 1G Ethernet interface cards, partially offset by higher service revenues resulting from an increase in revenues recognized on technical support, warranty and software maintenance services.

During the six months ended June 30, 2016, revenues from our Network Visibility Solutions product line decreased 7.8% to $59.4 million compared to $64.4 million recorded in the six months ended June 30, 2015. This decrease in revenue for Network Visibility Solutions was driven primarily by a decrease in product shipments to certain service provider customers, partially offset by an increase in revenues recognized on technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 21.1% during the six months ended June 30, 2016 compared to 22.6% in the six months ended June 30, 2015. This percentage decrease was primarily due to the mix of products sold, as a higher percentage of our revenues in the current year period was derived from service revenues, which generate higher gross margins than our product revenues.

Research and Development. During the six months ended June 30, 2016, research and development expenses decreased 6.2% to $51.9 million compared to $55.4 million in the six months ended June 30, 2015. This decrease was primarily due to lower bonus accruals in the current year period, partially offset by an increase in outside services expenses.

Sales and Marketing. During the six months ended June 30, 2016, sales and marketing expenses increased 2.7% to $78.0 million compared to $76.0 million in the six months ended June 30, 2015. This increase was primarily due to higher salaries, consulting costs, stock-based compensation, and an increase in costs related to our global sales meeting in the current year period, offset partially by a reduction in bonus accruals and lower commissions expense in the current year period.

General and Administrative. During the six months ended June 30, 2016, general and administrative expenses decreased 16.5% to $29.9 million compared to $35.8 million in the six months ended June 30, 2015. This decrease was primarily due to decreases in bonus accruals, accounting and legal professional fees, and stock-based compensation in the current year period.

Amortization of Intangible Assets. During the six months ended June 30, 2016, amortization of intangible assets decreased to $19.9 million compared to $21.8 million in the six months ended June 30, 2015. This decrease was primarily due to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Costs. During the six months ended June 30, 2016, acquisition and other related costs decreased to a credit of $22,000 compared to an expense of $683,000 in the six months ended June 30, 2015. Acquisition and other related costs primarily relate to integration activities and other related costs associated with our December 2013 acquisition of Net Optics. We do not expect significant costs related to our prior acquisitions to be incurred going forward.

Restructuring. During the six months ended June 30, 2016 and 2015, we recorded restructuring credits of $157,000 and $561,000, respectively. These credits were primarily related to favorable lease buyouts occurring in each of the six month periods, and the receipt of proceeds from an insurance settlement in the six months ended June 30, 2015.

Interest Income and Other, Net. During the six months ended June 30, 2016, interest income and other, net was income of $173,000 compared to an expense of $279,000 for the six months ended June 30, 2015. The increase in interest income and other, net in the current year period was primarily due to lower foreign currency translation losses in the current year period compared to the same period in the prior year.

Interest Expense. During the six months ended June 30, 2016, interest expense was $984,000 compared to $4.6 million for the six months ended June 30, 2015. This decrease was primarily due to the December 2015 repayment of our previously outstanding convertible notes, on which we incurred $3.6 million in interest expense in the prior year period.

Income Tax Expense. For the six months ended June 30, 2016, we recorded an income tax expense of $4.4 million on a pre-tax income of $3.3 million, or an effective rate of 135.5%, compared to an income tax expense of $5.3 million on a pre-tax income of $1.5 million, or an effective rate of 349.2%, for the six months ended June 30, 2015. Our effective income tax rate differs from the statutory rate primarily as a result of permanent differences, including the amortization of certain assets for GAAP purposes that are not deductible for income tax purposes, inter-company royalties and stock-based compensation.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities, in the aggregate, increased by $19.9 million to $100.8 million at June 30, 2016 from the $80.9 million reported at March 31, 2016, primarily due to $25.5 million in cash provided by operating activities and $4.3 million in proceeds received from issuances of stock under our employee stock purchase plan, partially offset by the use of $6.9 million for stock repurchases and $2.0 million for purchases of property and equipment.

Of our total cash, cash equivalents and investments, $27.8 million and $21.5 million were held outside of the United States in various foreign subsidiaries as of June 30, 2016 and December 31, 2015, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with our subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of June 30, 2016 and December 31, 2015.

The following table sets forth our summary cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$42,205	$52,674
Net cash used in investing activities	(31,142)	(66,378)
Net cash (used in) provided by financing activities	(2,972)	44,685

Cash Flows from Operating Activities

Net cash provided by operating activities was $42.2 million during the six months ended June 30, 2016 and $52.7 million during the six months ended June 30, 2015. The decrease in cash provided by operating activities was primarily due to a decrease in accrued expenses and other liabilities in the current year, primarily resulting from payment in the current year of bonuses accrued in the prior year and lower bonus accruals in the current year, which was partially offset by improved cash collections in the six months ended June 30, 2016 compared to the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities was $31.1 million during the six months ended June 30, 2016 compared to $66.4 million during the six months ended June 30, 2015. Net cash used in investing activities for the six months ended June 30, 2016 was primarily due to the use of $25.7 million for net purchases of marketable securities and $4.9 million for purchases of property and equipment. Net cash used in investing activities in the six months ended June 30, 2015 was primarily due to the use of $51.4 million for net purchases of marketable securities and $4.7 million for purchases of property and equipment. In addition, $10.0 million was reclassified from cash to restricted cash.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.0 million during the six months ended June 30, 2016 compared to net cash provided by financing activities of $44.7 million during the six months ended June 30, 2015. Net cash used in financing activities for the six months ended June 30, 2016 was primarily due to the use of $6.9 million for the repurchase of common stock and $1.5 million for debt repayment under our Term Loan, partially offset by proceeds from the exercise of stock options and employee stock purchase plan options of $6.3 million. Net cash provided by financing activities for the six months ended June 30, 2015 was primarily due to the $40.0 million borrowing under our Term Loan and $6.4 million in proceeds from the exercise of stock options and employee stock purchase plan options, partially offset by $1.2 million in debt issuance costs and a $0.5 million payment under the Term Loan.

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

The Term Loan requires quarterly repayments of principal commencing on June 30, 2015 and continuing on the last day of each of the ten fiscal quarters thereafter. The first four payments were in the amount of $500,000 each, the fifth payment was in the amount of $1.0 million, the next three payments are in the amount of $1.0 million each, and the following three payments will be in the amount of $1.5 million each. The remaining principal balance of the Term Loan will be due and payable on February 15, 2018. We are permitted to prepay outstanding loans under the Credit Facility at any time without premium or penalty. We may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that we repay or prepay under the Term Loan. For additional information regarding the Term Loan and the Revolving Credit Facility, see Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

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

Share Repurchase Program

On February 23, 2016, we announced that our Board of Directors had authorized a share repurchase program (the "Program") under which we are authorized, over the 12 months following the announcement, to acquire up to $25 million of our common stock. Under the Program, we are authorized, from time to time and subject to general business and market conditions, alternative investment opportunities, and other factors, repurchase shares in open market purchases, in privately negotiated transactions, and/or through other means, including pursuant to trading plans intended to comply with Rule 10b5-1 under the Exchange Act. Under a Rule 10b5-1 trading plan, purchases are made pursuant to pre-determined metrics set forth in the plan. The Program may be suspended or discontinued at any time in our discretion. Repurchases under the Program have been and will be funded using our available cash and cash equivalents, including cash available under our Revolving Credit Facility. During the three and six months ended June 30, 2016, we repurchased 707,332 shares of common stock for $6.9 million. Subsequent to their repurchase, all of the repurchased shares remain authorized, but are no longer issued and outstanding. As of June 30, 2016, $18.1 million remained available for share repurchases under the Program.

Safe Harbor under the Private Securities Litigation Reform Act of 1995

Statements that are not historical facts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q may be deemed to be forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbor created by those Sections. Words such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties, as well as other factors, may cause our future results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors that could cause the actual results to differ materially from those expressed or implied in such forward-looking statements include, among others: our success in developing, producing and introducing new products and in keeping pace with the rapid technological changes that characterize our market; our success in developing new sales channels and customers; market acceptance of our products; competition; changes in the global economy and in market conditions; consistency of orders from significant customers; our success in leveraging our intellectual property portfolio, expertise and market opportunities; our expectations regarding the transition into Software Defined Networks (SDN), Network Functions Virtualization (NFV) and virtualized networks; with respect to our share repurchase program, any decision to delay, suspend, or discontinue the program, the market price of our common stock prevailing from time to time, the availability of funding for share repurchases, and the availability and nature of alternative investment opportunities presented to us; changes in general business and market conditions; a material weakness in our internal controls; and war, terrorism, political unrest, natural disasters, cybersecurity attacks, and other circumstances that could, among other consequences, reduce the demand for our products, disrupt our supply chain, and/or impact the delivery of our products. The factors that may cause future results to differ materially from our current expectations also include, without limitation, the risks identified in our 2015 Form 10-K, in Part I, Item 1A, “Risk Factors,” and in our other filings with the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness, as of the end of the period covered by this report (i.e., as of June 30, 2016), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures, as of June 30, 2016, were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of June 30, 2016 due to the material weakness in our internal control over financial reporting that is discussed below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Form 10-Q, and (ii) the condensed consolidated financial statements, and other financial information, included in this Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations, and cash flows as of, and for, the dates and periods presented.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has concluded that we do not maintain effective internal control over financial reporting because of deficiencies that constitute a material weakness in our internal control over financial reporting related to revenue recognition. Specifically, our internal controls are not designed to: (i) appropriately identify each deliverable, including those deliverables within related orders, to allocate the arrangement consideration and assess the accounting impact of certain multiple-element sales arrangements and (ii) identify and account for modifications to approved sales orders prior to delivery of the related products and/or services. In addition, our controls over the completeness and accuracy of information used in the execution of internal controls within the revenue recognition process are not properly designed. We also do not have effective general information technology controls around certain licensing systems. As a result of these design deficiencies, our policies and controls related to our revenue recognition practices are not effective in ensuring that revenue is properly accounted for.

The control deficiencies described above could result in a material misstatement of our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies constitute a material weakness.

Remediation Efforts to Address Material Weakness

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. Our Board of Directors and management take internal controls over, and the integrity of, our financial statements seriously and believe that the remediation steps described below are essential to maintaining strong and effective internal controls over financial reporting and a strong internal control environment. The following steps are being taken to address our material weakness:

•	We are in the process of designing and implementing controls related to identification of deliverables and allocation of consideration in arrangements.

•
We are in the process of designing and implementing appropriate controls to identify and account for modifications to approved sales orders and service contracts prior to delivery of the related products and/or services.

•	We are in the process of designing and implementing controls over the completeness and accuracy of information used in the execution of internal controls within the revenue recognition process.

•	We are in the process of designing and implementing appropriate general information technology controls around our licensing systems.

The Audit Committee continues to monitor the implementation of our remediation efforts set forth above. We are committed to maintaining a strong internal control environment, and believe that our remediation actions will result in significant improvements in our controls. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, we made the following changes in our internal control over financial reporting, all of which related to revenue recognition, that materially affected or are reasonably likely to materially affect our internal control over financial reporting:

•
We completed the design and implementation of appropriate controls related to the determination and application of vendor specific objective evidence and the best estimate of selling price, the application of proper cut-off, and the identification of and accounting for arrangements that include payment terms that extend beyond our customary terms.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting are, or will be capable of, preventing or detecting all errors and all fraud. Any control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control will be met. The design of controls must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all controls, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2016, we announced a share repurchase program authorizing the repurchase of up to $25 million of our common stock. As of June 30, 2016, a total of approximately $18.2 million (exclusive of brokers' commissions) remained available for future repurchases under the program.

Under the program, we may, from time to time and subject to general business and market conditions, alternative investment opportunities, and other factors, repurchase our shares in open market purchases, in privately negotiated transactions, and/or through other means, including pursuant to trading plans intended to comply with Rule 10b5-1 under the Exchange Act. All of our repurchases during the second quarter of 2016 were made through a broker in the open market. The program expires on February 22, 2017, but may be earlier suspended or discontinued at any time in our discretion.

The following table summarizes our stock repurchase activity for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1, 2016 - April 30, 2016	—	$—	—	$25,000,000
May 1, 2016 - May 31, 2016	700,631	9.70	700,631	18,228,863
June 1, 2016 - June 30, 2016	6,701	10.01	6,701	18,161,932
	707,332		707,332

(1) Average price paid per share includes brokers' commissions.

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

IXIA

Date:	August 9, 2016	By:	/s/ Bethany Mayer
Bethany Mayer President and Chief Executive Officer

Date:	August 9, 2016	By:	/s/ Brent Novak
Brent Novak Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by reference from a previous filing, or filed or furnished herewith, as indicated below

31.1	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

*
The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, (ii) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, (iii) unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, (iv) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, and (v) notes to unaudited condensed consolidated financial statements.