Form 10-Q
period 2016-09-30
IXIA
filed 2016-11-07
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	82,115,900
(Class of Common Stock)	(Outstanding at 10/31/2016)

IXIA

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
IXIA
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$65,184	$52,472
Marketable securities	56,362	14,504
Accounts receivable, net of allowances of $867 and $1,107, as of September 30, 2016 and December 31, 2015, respectively	95,926	121,932
Inventories	27,040	33,289
Prepaid expenses and other current assets	42,811	44,384
Total current assets	287,323	266,581
Property and equipment, net	37,872	36,536
Intangible assets, net	74,962	103,660
Goodwill	338,873	338,873
Other assets	30,716	34,227
Total assets	$769,746	$779,877
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,635	$15,346
Accrued expenses and other	38,422	70,029
Deferred revenues	108,334	108,436
Term loan, net	4,548	3,045
Total current liabilities	162,939	196,856
Deferred revenues	30,407	22,117
Other liabilities	9,832	7,406
Term loan, net	29,924	34,487
Total liabilities	233,102	260,866
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, without par value; 200,000 shares authorized at September 30, 2016 and December 31, 2015; 81,594 and 80,805 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	201,803	201,087
Additional paid-in capital	238,057	225,432
Retained earnings	97,134	93,525
Accumulated other comprehensive loss	(350)	(1,033)
Total shareholders’ equity	536,644	519,011
Total liabilities and shareholders’ equity	$769,746	$779,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Products	$81,005	$85,861	$229,482	$264,571
Services	42,906	40,026	127,200	113,888
Total revenues	123,911	125,887	356,682	378,459
Costs and operating expenses: (1)
Cost of revenues – products (2)	23,017	23,872	64,184	72,108
Cost of revenues – services	4,078	3,607	12,046	12,487
Research and development	25,584	28,538	77,519	83,923
Sales and marketing	40,036	37,920	118,024	113,880
General and administrative	15,001	18,486	44,871	54,274
Amortization of intangible assets	9,636	10,378	29,567	32,190
Acquisition and other related costs	—	(37)	(22)	646
Restructuring	(224)	34	(381)	(527)
Total costs and operating expenses	117,128	122,798	345,808	368,981
Income from operations	6,783	3,089	10,874	9,478
Interest income and other, net	250	(313)	423	(592)
Interest expense	(473)	(2,270)	(1,457)	(6,852)
Income before income taxes	6,560	506	9,840	2,034
Income tax expense (benefit)	1,787	(3,502)	6,231	1,834
Net income	$4,773	$4,008	$3,609	$200
Income per share:
Basic	$0.06	$0.05	$0.04	$0.00
Diluted	$0.06	$0.05	$0.04	$0.00
Weighted average number of common and common equivalent shares outstanding:
Basic	81,412	79,895	81,251	79,336
Diluted	82,839	81,929	82,586	81,085

(1) Stock-based compensation included in:
Cost of revenues - products	$80	$62	$203	$233
Cost of revenues - services	31	24	78	89
Research and development	1,788	1,345	4,785	5,016
Sales and marketing	1,311	1,184	4,208	3,435
General and administrative	1,740	1,816	4,295	5,548

(2)
Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of $6.3 million and $19.1 million for the three and nine months ended September 30, 2016, respectively, and $6.4 million and $19.3 million for the three and nine months ended September 30, 2015, respectively, which are included in Amortization of intangible assets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$4,773	$4,008	$3,609	$200
Unrealized gain (loss) on investments, net of tax	7	(37)	88	(26)
Foreign currency translation adjustment	58	67	595	102
Other comprehensive income	65	30	683	76
Comprehensive income	$4,838	$4,038	$4,292	$276

The accompanying notes are an integral part of these condensed consolidated financial statements.

IXIA
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,609	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,596	12,629
Amortization of intangible assets	29,567	32,190
Realized gain on available-for-sale securities	(6)	(61)
Stock-based compensation	13,569	14,321
Deferred income taxes	(1,316)	(1,124)
Excess tax benefits from stock-based compensation	(353)	—
Amortization of deferred issuance costs	338	1,237
Amortization of investment premiums	(21)	54
Changes in operating assets and liabilities:
Accounts receivable, net	26,006	(6,135)
Inventories	(2,294)	6,948
Prepaid expenses and other current assets	6,910	(6,351)
Other assets	3,734	3,414
Accounts payable	(3,870)	(4,380)
Accrued expenses and other	(34,713)	13,692
Deferred revenues	8,188	7,474
Other liabilities	1,208	486
Net cash provided by operating activities	64,152	74,594
Cash flows from investing activities:
Purchases of property and equipment	(6,497)	(6,025)
Purchases of marketable securities	(50,053)	(188,795)
Proceeds from sale of marketable securities	8,307	179,065
Increase in restricted cash	—	(10,000)
Purchases of other intangible assets	(869)	(533)
Net cash used in investing activities	(49,112)	(26,288)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan options	7,795	8,562
Proceeds from borrowings under term loan	—	40,000
Repayments of debt	(2,500)	(66,163)
Debt issuance costs	(897)	(1,348)
Cash paid for shares withheld for taxes	(227)	—
Repurchase of common stock	(6,852)	—
Excess tax benefits from stock-based compensation	353	—
Net cash used in financing activities	(2,328)	(18,949)
Net increase in cash and cash equivalents	12,712	29,357
Cash and cash equivalents at beginning of period	52,472	46,394
Cash and cash equivalents at end of period	$65,184	$75,751

Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$737	$550
Transfers of inventory to property and equipment	$8,543	$5,356

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

2.    Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the full year ending December 31, 2016 or any other future period.

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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Intra-Entity Transfers of Assets of Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 updates the current guidance by requiring that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for the income tax effects of an intra-entity transfer of inventory. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Task Force. ASU 2016-15. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows and application of the predominance principle. The standard is intended to reduce current diversity in practice. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company plans on adopting this standard in the fourth quarter of 2016. This guidance impacts balance sheet presentation only, so the adoption of this standard will not impact the Company's results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which provides new guidance regarding the measurement of inventory. The new guidance requires most inventory to be measured at the lower of cost and net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out (LIFO) or the retail inventory method. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.

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

Debt issuance costs were approximately $2.2 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the term of the Revolving Credit Facility. During the three and nine months ended September 30, 2016, amortization recorded to interest expense pertaining to deferred issuance costs was approximately $114,000 and $338,000, respectively. During the three and nine months ended September 30, 2015, amortization recorded to interest expense pertaining to deferred issuance costs was approximately $129,000 and $265,000, respectively.

The Term Loan required quarterly repayments of $500,000 for the first four quarters and requires repayments ranging from $1.0 million to $1.5 million for the quarters thereafter through December 31, 2017. The remaining principal balance will be due and payable on the maturity date of the Term Loan (i.e., February 15, 2018).

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

Interest rates for the Revolving Credit Facility and for the Term Loan are set, at the Company’s option, at a rate per annum based on the Eurodollar rate or a defined base rate. Prior to September 30, 2015, the interest rates were 4.25% above the Eurodollar rate or 3.25% above the defined base rate. After September 30, 2015, the interest rates for both the Term Loan and the Revolving Credit Facility range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on the Company’s leverage ratio. The Company is also required to pay a quarterly commitment fee, ranging from 0.30% to 0.50% per annum, on the undrawn portion of the Revolving Credit Facility. Letter of credit fees accrue based on the daily amount available to be drawn under outstanding letters of credit and range from 2.0% to 3.0%, depending on the Company’s leverage ratio. Swingline loans bear interest at the defined base rate plus the applicable margin for loans under the Revolving Credit Facility based on the defined base rate. If the Company defaults under the Credit Agreement, the Lenders may increase the interest rate(s) to 2.0% more than the rate(s) otherwise applicable. The weighted average interest rate applicable to the Term Loan for the fiscal quarter ended September 30, 2016 was 2.49%. As of September 30, 2016, the interest rate applicable to the amount outstanding under the Term Loan was 2.52%.

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

Amortization of deferred issuance costs recorded to interest expense for the three and nine months ended September 30, 2015 was $372,000 and $972,000, respectively.

4.    Selected Balance Sheet Data

Investments in Marketable Securities

Investments in marketable securities as of September 30, 2016 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$29,880	$32	$(2)	$29,910
Corporate debt securities	26,456	12	(16)	26,452
Total	$56,336	$44	$(18)	$56,362

Investments in marketable securities as of December 31, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government and agency debt securities	$4,301	$—	$(13)	$4,288
Corporate debt securities	10,265	—	(49)	10,216
Total	$14,566	$—	$(62)	$14,504

As of September 30, 2016 and December 31, 2015, the Company's available-for-sale securities had a weighted remaining contractual maturity of 1.50 and 1.58 years, respectively. For the three and nine months ended September 30, 2016 and 2015, gross realized gains and losses were not significant. See Note 6 for information on the unrealized holding gains (losses) on available-for-sale securities reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations.

The amortized cost and fair value of the Company's marketable securities at September 30, 2016, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$33,107	$33,111
Due within 1-2 years	15,481	15,497
Due within 2-5 years	7,098	7,104
Due after 5 years	650	650
Total	$56,336	$56,362

Inventories

Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$109	$3,864
Work in process	7,610	11,253
Finished goods	19,321	18,172
	$27,040	$33,289

Accrued expenses and other

As of September 30, 2016 and December 31, 2015, accrued compensation and related expenses totaled $12.5 million and $12.8 million, respectively, and accrued vacation totaled $9.3 million and $8.0 million, respectively. Accrued bonus expenses totaled $20.4 million as of December 31, 2015.

5.    Goodwill and Other Intangible Assets

There was no activity related to goodwill for the three and nine months ended September 30, 2016. The Company has not had any historical goodwill impairment charges.

The following table presents the Company's purchased intangible assets (in thousands) as of September 30, 2016:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Technology	5.5	$185,665	$(146,248)	$39,417
Customer relationships	6.0	71,700	(57,628)	14,072
Service agreements	6.4	30,100	(16,794)	13,306
Trademarks	5.1	11,300	(8,475)	2,825
Non-compete agreements	4.0	8,000	(6,910)	1,090
Other	4.6	6,619	(2,367)	4,252
		$313,384	$(238,422)	$74,962

The following table presents the Company's purchased intangible assets (in thousands) as of December 31, 2015:

	Weighted Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Technology	5.5	$185,665	$(129,509)	$56,156
Customer relationships	6.0	71,700	(51,533)	20,167
Service agreements	6.4	30,100	(13,272)	16,828
Trademarks	5.1	11,300	(7,000)	4,300
Non-compete agreements	4.0	8,000	(5,641)	2,359
Other	4.5	5,750	(1,900)	3,850
		$312,515	$(208,855)	$103,660

The estimated future amortization expense of purchased intangible assets as of September 30, 2016 is as follows (in thousands):

Remaining in 2016	$9,569
2017	32,017
2018	20,763
2019	7,546
2020	4,021
2021	845
Thereafter	201
$74,962

6.    Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table summarizes the changes in Accumulated other comprehensive loss, by component, net of income taxes (in thousands):

	Gains (Losses) on Available-for- Sale Securities (a)	Foreign Currency Items	Total
Beginning balance, December 31, 2015	$(88)	$(945)	$(1,033)

Other comprehensive income before reclassifications	94	595	689
Amounts reclassified from accumulated other comprehensive loss (b)	(6)	—	(6)
Net current period other comprehensive income	88	595	683

Ending balance, September 30, 2016	$—	$(350)	$(350)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.

(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the condensed consolidated statements of operations.

Share Repurchase Program

In February 2016, the Company’s Board of Directors approved a share repurchase program (the "Program") authorizing the Company, over the 12 months following the date of announcement, to acquire up to $25 million of its common stock. Under the Program, the Company is authorized, from time to time, and subject to general business and market conditions, alternative investment opportunities, and other factors, to repurchase shares in open market purchases, privately negotiated transactions and/or through other means, and may include repurchases pursuant to a Rule 10b5-1 trading plan. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue or suspend repurchases at any time in the Company’s discretion. During the three months ended September 30, 2016, we did not repurchase any shares. During the nine month period ended September 30, 2016, the Company repurchased 707,332 shares of common stock for $6.9 million. All of the repurchased shares remain authorized, but are no longer issued and outstanding. As of September 30, 2016, $18.1 million remained available for share repurchases under the Program.

7.    Earnings Per Share

Basic earnings per common share is computed by dividing income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by giving effect to all potential dilutive common shares, including stock-based awards, using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic presentation:
Numerator for basic earnings per share:
Net income	$4,773	$4,008	$3,609	$200
Denominator for basic earnings per share:
Weighted average common shares outstanding	81,412	79,895	81,251	79,336
Basic earnings per share	$0.06	$0.05	$0.04	$0.00

Diluted presentation:
Numerator for diluted earnings per share:
Net income	$4,773	$4,008	$3,609	$200
Denominator for dilutive earnings per share:
Weighted average common shares outstanding	81,412	79,895	81,251	79,336
Effect of dilutive securities:
Stock options and other share-based awards	1,427	2,034	1,335	1,749
Dilutive potential common shares	82,839	81,929	82,586	81,085
Diluted earnings per share	$0.06	$0.05	$0.04	$0.00

The diluted earnings per share computation for the three and nine months ended September 30, 2016 excludes the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 3.3 million and 4.0 million shares, respectively, which were anti-dilutive because, in general, the exercise prices of these awards exceeds the average closing sales price per share of the Company's common stock during the applicable period.

The diluted earnings per share computation for the three and nine months ended September 30, 2015 excluded the weighted average number of shares underlying the Company's then outstanding notes of 7.2 million shares and 9.3 million shares, respectively, and the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 2.1 million shares and 2.9 million shares, respectively, which were both anti-dilutive because, in general, the exercise prices of these awards exceeded the average closing sales price per share of the Company's common stock during the period.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Network Test Solutions	$87,655	$92,504	$261,050	$280,652
Network Visibility Solutions	36,256	33,383	95,632	97,807
	$123,911	$125,887	$356,682	$378,459

International Data

For the three and nine months ended September 30, 2016 and 2015, international revenues, based on customer location, as a percentage of total revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
International revenues	41.9%	36.1%	43.6%	37.6%

As of September 30, 2016 and December 31, 2015, the Company's property and equipment, net were geographically located as follows (in thousands):

	September 30, 2016	December 31, 2015
United States	$23,813	$23,654
Romania	6,699	6,542
India	3,484	3,576
Other	3,876	2,764
Total	$37,872	$36,536

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

Financial assets carried at fair value as of September 30, 2016 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,669	$1,669	$—	$—
Corporate debt securities	6,944	—	6,944	—
Short-term marketable securities:
U.S. Treasury, government and agency debt securities	29,910	—	29,910	—
Corporate debt securities	26,452	—	26,452	—
Total financial assets	$64,975	$1,669	$63,306	$—

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

There were no transfers of assets between levels within the fair value hierarchy for the three and nine month periods ended September 30, 2016, and there were no Level 3 assets held at September 30, 2016.

The carrying value of the Company's Term Loan at September 30, 2016 and December 31, 2015 was $36.0 million and $38.5 million, respectively. The carrying value of the Term Loan approximates fair value as the interest rate is variable over the selected interest period and is similar to current rates at which the Company can borrow funds.

10.  Commitments and Contingencies

Securities Class Action

On November 14, 2013, a purported securities class action complaint captioned Felix Santore v. Ixia, Victor Alston, Atul Bhatnagar, Thomas B. Miller, and Errol Ginsberg was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the Central District of California. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from April 10, 2010 through October 14, 2013. The initial complaint alleged that the defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and misleading statements concerning the Company’s recognition of revenues related to its warranty and software maintenance contracts and the academic credentials and employment history of the Company’s former President and Chief Executive Officer, Victor Alston. The complaint also alleged that the defendants made false and misleading statements, and failed to make certain disclosures, regarding the Company’s business, operations and prospects, including regarding the financial statements and internal financial controls that were the subject of the Company’s April 2013 restatement of certain of its prior period financial statements. The complaint further alleged that the Company lacked adequate internal financial controls and issued materially false and misleading financial statements for the fiscal years ended December 31, 2010 and 2011, and the fiscal quarters ended March 31, 2011; June 30, 2011; September 30, 2011; March 31, 2012; June 30, 2012; and September 30, 2012. The complaint, which purported to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, sought, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

On March 24, 2014, following a proceeding to select a lead plaintiff in the matter, the court issued an order appointing Oklahoma Firefighters Pension & Retirement System and Oklahoma Law Enforcement Retirement System (the “Oklahoma Group”) as lead plaintiffs.

On June 11, 2014, the Oklahoma Group filed a first amended complaint, which asserted claims against the same defendants under the same legal theories set forth in the initial complaint. The first amended complaint also contained allegations that certain of the individual defendants increased their trading in the Company’s stock during February, March, April, and May of 2011 and during February and March of 2013, and that the defendants sought to inflate the Company’s reported deferred revenues during the period of February 4, 2011 through April 3, 2013.

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

On November 17, 2015, the Company entered into a Stipulation and Agreement of Settlement, dated November 11, 2015 relating to the proposed settlement of the class action (the “Class Action Settlement Agreement”). This Class Action Settlement Agreement would resolve all of the claims asserted against the defendants in the class action and was entered into subject to the Court’s preliminary and final approval. The Class Action Settlement Agreement provided, among other terms, for a settlement payment of $3.5 million. The Class Action Settlement Agreement does not include any admission of wrongdoing or liability on the part of the Company or the individual defendants, and upon final approval of the settlement by the Court, provides for a dismissal of, and a release of all claims asserted against the defendants in, the class action. In February 2016, the Court granted preliminary approval of the Class Action Settlement Agreement and scheduled a hearing for July 29, 2016 to consider final approval of the Class Action Settlement Agreement. In March 2016, the Company's insurer funded the payment of $3.5 million into an escrow account established pursuant to the Class Action Settlement Agreement.

Following a hearing on July 29, 2016, the Court on August 1, 2016 entered an order granting final approval of the Class Action Settlement Agreement. The final order also approved the award of attorneys’ fees and expenses to Plaintiffs’ counsel in the amount of $1.1 million, which was paid from the settlement payment of $3.5 million held in the escrow account established pursuant to the Class Action Settlement Agreement. The deadline to appeal the Court’s order was August 31, 2016. As the deadline to appeal has expired and there was no appeal, the settlement became final on August 31, 2016.

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

Co-lead plaintiffs Erie County Employees’ Retirement System and Colleen Witmer filed a consolidated complaint on September 2, 2014. The consolidated complaint includes many allegations similar to those made in the purported class action complaint described above. Among other things, the complaint alleges that some or all (depending upon the claim) of the individual defendants breached their fiduciary duties to the Company by causing or allowing the Company to disseminate misleading financial statements, ignoring problems with the Company’s financial controls, making stock sales on the basis of material non-public information, and violating the Company’s code of conduct. As relief, among other things, the complaint sought an unspecified amount of monetary damages, disgorgement and restitution of stock sale proceeds and an award under California Corporations Code Sections 24502 and 25502.5, as well as unspecified equitable and declaratory relief.

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

The Company has accrued a liability of $750,000 related to this matter as a component of Accrued expenses and other in the accompanying condensed consolidated balance sheets as of September 30, 2016.

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

On September 26, 2016, the Company was notified by the IRS of its proposal ("Proposal") on the Company’s Advance Pricing Agreement ("APA") filed on January 15, 2013. Management is currently assessing the Proposal and expects to respond to the IRS sometime during the fourth quarter of 2016. If the Company were to accept the Proposal, it would be subject to the IRS's final review and approval. Management believes that it has sufficient reserves to offset any additional assessments as result of the proposed APA.

As of September 30, 2016 and December 31, 2015, current deferred tax assets totaled $14.9 million and $14.5 million, respectively, and were included within Prepaid expenses and other current assets on the Company's condensed consolidated balance sheets. At each of September 30, 2016 and December 31, 2015, long-term deferred tax assets totaled $18.9 million and were included within Other assets on the Company's condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q and the "Safe Harbor under the Private Securities Litigation Reform Act of 1995" section at the end of this Item 2, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), including the “Risk Factors” section and the consolidated financial statements and notes included therein.

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

Our cash, cash equivalents, and marketable securities, in the aggregate, increased by $20.7 million to $121.5 million at September 30, 2016 from the $100.8 million reported at June 30, 2016. This increase was primarily due to $21.9 million in cash provided by operating activities and $1.5 million in proceeds received from issuances of stock under our employee stock purchase plan, partially offset by the use of $1.6 million for purchases of property and equipment and $1.0 million for the repayment of debt. Total revenues decreased 1.6% to $123.9 million during the three months ended September 30, 2016, compared to $125.9 million during the three months ended September 30, 2015, primarily due to lower shipments of our network test products.

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

Sales of our network test hardware products primarily consist of the sale of traffic generation and analysis hardware platforms containing multi-slot chassis and interface cards. Our primary network test hardware platform is enabled by our operating system software that is essential to the functionality of the hardware platform. Sales of our network visibility hardware products typically include the sale of an integrated, purpose-built hardware appliance with essential, proprietary software. Our software products consist primarily of a comprehensive suite of technology-specific applications for certain of our network test hardware platforms. Our software products are typically installed on and work with our hardware products to further enhance the core functionality of the overall network test system, although some of our software products can be operated independently from our network test platforms.

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

To date, we have generated the majority of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers, we expect to continue to see declines in those sales as a percentage of total revenues, given that we expect to sell our products to a wider variety and increasing number of service provider, enterprise and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. No one customer accounted for 10% or more of our total revenues for the three and nine months ended September 30, 2016.

From a geographic perspective, we generated revenues from shipments to international locations of $51.9 million, or 41.9% of our total revenues, and $45.4 million, or 36.1% of our total revenues, for the three month periods ended September 30, 2016 and 2015, respectively, and $155.5 million, or 43.6% of our total revenues, and $142.4 million, or 37.6% of our total revenues, for the nine month periods ended September 30, 2016 and 2015, respectively. The increase in international revenues as a percentage of our total revenues for the nine months ended September 30, 2016 compared to the prior year period was primarily due to a decrease in sales to customers based in the United States and revenue growth in the Asia Pacific and Europe regions.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations. Accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services, and extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines, and technologies of $6.3 million and $6.4 million for the three months ended September 30, 2016 and 2015, respectively, and $19.1 million and $19.3 million for the nine months ended September 30, 2016 and 2015, respectively, which are included within our Amortization of intangible assets line item on our condensed consolidated statements of operations included in this Form 10-Q.

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

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units, and employee stock purchase rights, are required to be recognized in our financial statements based on their estimated fair values for accounting purposes on the grant date. For the three months ended September 30, 2016 and 2015, stock-based compensation was $5.0 million and $4.4 million, respectively. For the nine months ended September 30, 2016 and 2015, stock-based compensation was $13.6 million and $14.3 million, respectively. The increase in stock-based compensation for the three months ended September 30, 2016 compared to the same period in the prior year is primarily due to an increase in the number of restricted stock unit awards granted in the current year period. The decrease in stock-based compensation for the nine months ended September 30, 2016 compared to the same period in the prior year is primarily due to a reduction in expense associated with certain performance-based restricted stock unit awards. As of September 30, 2016, the aggregate amount of gross unrecognized stock-based compensation to be expensed in the years 2016 through 2020 related to unvested share-based awards is $19.3 million. To the extent that we grant share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the number of share-based awards granted and the then current fair values of such awards for accounting purposes.

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

Our effective tax rate differs from the federal statutory rate due to significant permanent differences, research and development tax credits, foreign rate differential, and inter-company royalties. Significant permanent differences arise due to stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation on grants to employees in foreign locations, and non-deductible amortization, partially offset by tax benefits from disqualifying dispositions.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence. Objectively verifiable evidence includes our realization of tax attributes, assessment of tax credits, and utilization of net operating loss carryforwards during the year. As of September 30, 2016, we believe that it is more likely than not that our deferred tax assets, with the exception of our capital loss carry-forwards, are fully realizable.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Products	65.4%	68.2%	64.3%	69.9%
Services	34.6	31.8	35.7	30.1
Total revenues	100.0	100.0	100.0	100.0
Costs and operating expenses:(1)
Cost of revenues – products (2)	18.6	19.0	18.0	19.1
Cost of revenues – services	3.3	2.9	3.4	3.3
Research and development	20.6	22.7	21.7	22.2
Sales and marketing	32.3	30.1	33.1	30.1
General and administrative	12.1	14.7	12.6	14.3
Amortization of intangible assets	7.8	8.2	8.3	8.5
Acquisition and other related costs	—	0.0	0.0	0.2
Restructuring	(0.2)	0.0	(0.1)	(0.1)
Total costs and operating expenses	94.5	97.6	97.0	97.5
Income from operations	5.5	2.4	3.0	2.5
Interest income and other, net	0.2	(0.2)	0.1	(0.2)
Interest expense	(0.4)	(1.8)	(0.4)	(1.8)
Income before income taxes	5.3	0.4	2.8	0.5
Income tax expense (benefit)	1.4	(2.8)	1.7	0.5
Net income	3.9%	3.2%	1.0%	0.0%

(1) Stock-based compensation included in:
Cost of revenues – products	0.1%	0.0%	0.1%	0.1%
Cost of revenues – services	0.0	0.0	0.0	0.0
Research and development	1.4	1.1	1.3	1.3
Sales and marketing	1.1	0.9	1.2	0.9
General and administrative	1.4	1.4	1.2	1.5
(2) Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of 5.0% and 5.4% for the three and nine months ended September 30, 2016, respectively, and 5.1% and 5.1% for the three and nine months ended September 30, 2015, respectively, which is included in Amortization of intangible assets.

Comparison of Three Months Ended September 30, 2016 and 2015

Revenues. During the three months ended September 30, 2016, total revenues decreased 1.6% to $123.9 million from the $125.9 million recorded in the three months ended September 30, 2015.

The following table presents revenue by product line (in thousands):

	Three months ended September 30,
	2016	2015
Product Revenues	$56,482	$62,676
Service Revenues	31,173	29,828
Total Network Test Solutions Revenues	87,655	92,504

Product Revenues	24,523	23,185
Service Revenues	11,733	10,198
Total Network Visibility Solutions Revenues	36,256	33,383
Total Revenues	$123,911	$125,887

During the three months ended September 30, 2016, revenues from our Network Test Solutions product line decreased 5.2% to $87.7 million compared to $92.5 million recorded in the three months ended September 30, 2015. This decrease in revenue for Network Test Solutions was primarily driven by a decrease in product revenues as a result of a lower volume of shipments of our 10G Ethernet interface cards.

During the three months ended September 30, 2016, revenues from our Network Visibility Solutions product line increased 8.6% to $36.3 million compared to $33.4 million recorded in the three months ended September 30, 2015. This increase in revenue for Network Visibility Solutions was driven by an increase in product sales, primarily to enterprise customers, and an increase in revenues recognized on technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues remained relatively consistent at 21.9% for the three months ended September 30, 2016 compared to 21.8% for the three months ended September 30, 2015.

Research and Development. During the three months ended September 30, 2016, research and development expenses decreased 10.4% to $25.6 million compared to $28.5 million in the three months ended September 30, 2015. This decrease was primarily due to lower bonus accruals in the current year period, partially offset by increases in salaries and stock-based compensation.

Sales and Marketing. During the three months ended September 30, 2016, sales and marketing expenses increased 5.6% to $40.0 million compared to $37.9 million in the three months ended September 30, 2015. This increase was primarily due to an increase in sales and marketing headcount, increased expenditures for various marketing programs, and higher consulting costs in the current year period, which were partially offset by a reduction in bonus accruals.

General and Administrative. During the three months ended September 30, 2016, general and administrative expenses decreased 18.9% to $15.0 million compared to $18.5 million in the three months ended September 30, 2015. This decrease was primarily due to decreases in bonus accruals and professional fees in the current year period.

Amortization of Intangible Assets. During the three months ended September 30, 2016, amortization of intangible assets decreased to $9.6 million compared to $10.4 million in the three months ended September 30, 2015. This decrease was primarily due to the completion of amortization periods for certain intangible assets.

Interest Income and Other, Net. During the three months ended September 30, 2016, interest income and other, net was income of $250,000 compared to an expense of $313,000 for the three months ended September 30, 2015. The income increase in interest income and other, net in the current year period was primarily due to foreign currency translation gains in the current year period compared to foreign currency translation losses in the same period in the prior year.

Interest Expense. During the three months ended September 30, 2016, interest expense was $473,000 compared to $2.3 million for the three months ended September 30, 2015. This decrease was primarily due to the 2015 repayment of our previously outstanding convertible notes, on which we incurred $1.1 million in interest expense and $534,000 for the amortization and write-off of debt issuance costs in the prior year period.

Income Tax Expense. For the three months ended September 30, 2016, we recorded an income tax expense of $1.8 million on a pre-tax income of $6.6 million, or an effective rate of 27.2%, compared to an income tax expense of $3.5 million on a pre-tax income of $506,000, or an effective rate of (692.1)%, for the three months ended September 30, 2015. Our effective tax rate differs from the federal statutory rate due to significant permanent differences, research and development tax credits, foreign rate differential, and inter-company royalties. Significant permanent differences arise due to stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation on grants to employees in foreign locations, and non-deductible amortization, partially offset by tax benefits from disqualifying dispositions.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenues. During the nine months ended September 30, 2016, total revenues decreased 5.8% to $356.7 million from the $378.5 million recorded in the nine months ended September 30, 2015.

The following table presents revenue by product line (in thousands):

	Nine months ended September 30,
	2016	2015
Product Revenues	$168,774	$195,118
Service Revenues	92,276	85,534
Total Network Test Solutions Revenues	261,050	280,652

Product Revenues	60,708	69,453
Service Revenues	34,924	28,354
Total Network Visibility Solutions Revenues	95,632	97,807
Total Revenues	$356,682	$378,459

During the nine months ended September 30, 2016, revenues from our Network Test Solutions product line decreased 7.0% to $261.1 million compared to $280.7 million recorded in the nine months ended September 30, 2015. This decrease in revenue for Network Test Solutions was principally driven by a decrease in product revenues as a result of a lower volume of shipments of our Ethernet interface cards to network equipment manufacturer customers, partially offset by higher service revenues resulting from an increase in revenues recognized on technical support, warranty and software maintenance services.

During the nine months ended September 30, 2016, revenues from our Network Visibility Solutions product line decreased 2.2% to $95.6 million compared to $97.8 million recorded in the nine months ended September 30, 2015. This decrease in revenue for Network Visibility Solutions was driven primarily by a decrease in product shipments to certain service provider customers, partially offset by an increase in revenues recognized on technical support, warranty and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 21.4% during the nine months ended September 30, 2016 compared to 22.4% in the nine months ended September 30, 2015. This percentage decrease, and corresponding increase in gross margin, was primarily due to the mix of products sold, as a higher percentage of our revenues in the current year period was derived from service revenues, which generate higher gross margins than our product revenues.

Research and Development. During the nine months ended September 30, 2016, research and development expenses decreased 7.6% to $77.5 million compared to $83.9 million in the nine months ended September 30, 2015. This decrease was primarily due to lower bonus accruals in the current year period, partially offset by an increases in outside services and facilities expenses.

Sales and Marketing. During the nine months ended September 30, 2016, sales and marketing expenses increased 3.6% to $118.0 million compared to $113.9 million in the nine months ended September 30, 2015. This increase was primarily due to an increase in sales and marketing headcount, consulting costs, stock-based compensation, and certain marketing programs and meeting costs, including those related to our global sales meeting held in the first quarter of 2016, partially offset by a reduction in bonus accruals and lower commissions expense in the current year period.

General and Administrative. During the nine months ended September 30, 2016, general and administrative expenses decreased 17.3% to $44.9 million compared to $54.3 million in the nine months ended September 30, 2015. This decrease was primarily due to decreases in bonus accruals, professional fees, and stock-based compensation in the current year period.

Amortization of Intangible Assets. During the nine months ended September 30, 2016, amortization of intangible assets decreased to $29.6 million compared to $32.2 million in the nine months ended September 30, 2015. This decrease was primarily due to the completion of amortization periods for certain intangible assets.

Acquisition and Other Related Costs. During the nine months ended September 30, 2016, acquisition and other related costs decreased to a credit of $22,000 compared to an expense of $646,000 in the nine months ended September 30, 2015. Acquisition and other related costs primarily relate to integration activities and other related costs associated with our December 2013 acquisition of Net Optics. We do not expect significant costs related to our prior acquisitions to be incurred going forward.

Restructuring. During the nine months ended September 30, 2016 and 2015, we recorded restructuring credits of $381,000 and $527,000, respectively. These credits were primarily related to favorable lease buyouts occurring in each of the nine month periods, and the receipt of proceeds from an insurance settlement in the nine months ended September 30, 2015.

Interest Income and Other, Net. During the nine months ended September 30, 2016, interest income and other, net was income of $423,000 compared to an expense of $592,000 for the nine months ended September 30, 2015. The income increase in interest income and other, net in the current year period was primarily due to foreign currency translation gains in the current year period compared to foreign currency translation losses in the same period in the prior year.

Interest Expense. During the nine months ended September 30, 2016, interest expense was $1.5 million compared to $6.9 million for the nine months ended September 30, 2015. This decrease was primarily due to the 2015 repayment of our previously outstanding convertible notes, on which we incurred $4.1 million in interest expense and $1.1 million for the amortization and write-off of debt issuance costs in the prior year period.

Income Tax Expense. For the nine months ended September 30, 2016, we recorded an income tax expense of $6.2 million on a pre-tax income of $9.8 million, or an effective rate of 63.3%, compared to an income tax expense of $1.8 million on a pre-tax income of $2.0 million, or an effective rate of 90.2%, for the nine months ended September 30, 2015. Our effective tax rate differs from the federal statutory rate due to significant permanent differences, research and development tax credits, foreign rate differential, and inter-company royalties. Significant permanent differences arise due to stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation on grants to employees in foreign locations, and non-deductible amortization, partially offset by tax benefits from disqualifying dispositions.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities, in the aggregate, increased by $20.7 million to $121.5 million at September 30, 2016 from the $100.8 million reported at June 30, 2016, primarily due to $21.9 million in cash provided by operating activities and $1.5 million in proceeds received from issuances of stock under our employee stock purchase plan, partially offset by the use of $1.6 million for purchases of property and equipment and $1.0 million for the repayment of debt.

Of our total cash, cash equivalents and investments, $31.7 million and $21.5 million were held outside of the United States in various foreign subsidiaries as of September 30, 2016 and December 31, 2015, respectively. Under current tax laws and regulations, if our cash, cash equivalents or investments associated with our subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them. We had no exposure to European sovereign debt as of September 30, 2016 and December 31, 2015.

The following table sets forth our summary cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$64,152	$74,594
Net cash used in investing activities	(49,112)	(26,288)
Net cash used in financing activities	(2,328)	(18,949)

Cash Flows from Operating Activities

Net cash provided by operating activities was $64.2 million during the nine months ended September 30, 2016 and $74.6 million during the nine months ended September 30, 2015. The decrease in cash provided by operating activities was primarily due to the effects of working capital changes on cash. The most significant change was a larger decrease in accrued expenses and other liabilities in the current year as compared to the prior year, which had a negative impact on cash. This decrease was primarily due to payment in the current year of bonuses accrued for in the prior year and lower bonus accruals in the current year. These changes were partially offset by a positive impact on cash from a larger decrease in accounts receivable in the current year when compared to the prior year. The larger decrease in accounts receivable in the current year was due, in part, to improved cash collections in the current year.

Cash Flows from Investing Activities

Net cash used in investing activities was $49.1 million during the nine months ended September 30, 2016 compared to $26.3 million during the nine months ended September 30, 2015. Net cash used in investing activities for the nine months ended September 30, 2016 was primarily due to the use of $41.7 million for net purchases of marketable securities and $6.5 million for purchases of property and equipment. Net cash used in investing activities in the nine months ended September 30, 2015 was primarily due to the use of $9.7 million for net purchases of marketable securities and $6.0 million for purchases of property and equipment. In addition, $10.0 million was reclassified from cash to restricted cash.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.3 million during the nine months ended September 30, 2016 and $18.9 million during the nine months ended September 30, 2015. Net cash used in financing activities for the nine months ended September 30, 2016 was primarily due to the use of $6.9 million for the repurchase of common stock and $2.5 million for debt repayments under our Term Loan, partially offset by proceeds from the exercise of stock options and employee stock purchase plan options of $7.8 million. Net cash used in financing activities for the nine months ended September 30, 2015 was primarily due to the use of $66.2 million for repayments of debt, partially offset by net proceeds of $38.7 million from borrowings under our Term Loan and $8.6 million in proceeds from the exercise of stock options and employee stock purchase plan options.

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

The Term Loan requires quarterly repayments of principal of $1.0 million each for the next two quarters, and $1.5 million each for the three quarters thereafter. The remaining principal balance of the Term Loan will be due and payable on February 15, 2018. We are permitted to prepay outstanding loans under the Credit Facility at any time without premium or penalty. We may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that we repay or prepay under the Term Loan. For additional information regarding the Term Loan and the Revolving Credit Facility, see Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

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

Share Repurchase Program

On February 23, 2016, we announced that our Board of Directors had authorized a share repurchase program (the "Program") under which we are authorized, over the 12 months following the announcement, to acquire up to $25 million of our common stock. Under the Program, we are authorized, from time to time and subject to general business and market conditions, alternative investment opportunities, and other factors, repurchase shares in open market purchases, in privately negotiated transactions, and/or through other means, including pursuant to trading plans intended to comply with Rule 10b5-1 under the Exchange Act. Under a Rule 10b5-1 trading plan, purchases are made pursuant to pre-determined metrics set forth in the plan. The Program may be suspended or discontinued at any time in our discretion. Repurchases under the Program have been and will be funded using our available cash and cash equivalents, including cash available under our Revolving Credit Facility. During the three months ended September 30, 2016, we did not repurchase any shares. During the nine months ended September 30, 2016, we repurchased 707,332 shares of common stock for $6.9 million. All of the repurchased shares remain authorized, but are no longer issued and outstanding. As of September 30, 2016, $18.1 million remained available for share repurchases under the Program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness, as of the end of the period covered by this report (i.e., as of September 30, 2016), of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, our CEO and our CFO concluded that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures, as of September 30, 2016, were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of September 30, 2016 due to the material weakness in our internal control over financial reporting that is discussed below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Form 10-Q, and (ii) the condensed consolidated financial statements, and other financial information, included in this Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations, and cash flows as of, and for, the dates and periods presented.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has concluded that we do not maintain effective internal control over financial reporting because of deficiencies that constitute a material weakness in our internal control over financial reporting related to revenue recognition. Specifically, our internal controls are not designed to appropriately identify each deliverable, including those deliverables within related orders, to allocate the arrangement consideration and assess the accounting impact of certain multiple-element sales arrangements. In addition, our controls over the completeness and accuracy of information used in the execution of internal controls within the revenue recognition process are not properly designed. As a result of these design deficiencies, our policies and controls related to our revenue recognition practices are not effective in ensuring that revenue is properly accounted for.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, we made the following changes in our internal control over financial reporting, all of which related to revenue recognition, that materially affected or are reasonably likely to materially affect our internal control over financial reporting:

•	We have designed and implemented appropriate controls to identify and account for modifications to approved sales orders.

•
We have designed and implemented appropriate general information technology controls around certain licensing systems as well as improved the design of certain manual controls associated with licensing revenue.

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

Item 1A. Risk Factors

In addition to the information provided in this Form 10-Q, information regarding risk factors appears in Part I, “Item 1A. Risk Factors,” in our 2015 Form 10-K. There have been no material changes to our risk factors previously disclosed in the 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2016, we announced a share repurchase program authorizing the repurchase of up to $25 million of our common stock.

For the three months ended September 30, 2016, we did not repurchase any shares of our common stock pursuant to the program. As of September 30, 2016, a total of approximately $18.2 million (exclusive of brokers' commissions) remained available for future repurchases under the program.

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

The following table summarizes our stock repurchase activity for the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1, 2016 - July 31, 2016	—	$—	—	$18,161,932
August 1, 2016 - August 31, 2016	—	—	—	18,161,932
September 1, 2016 - September 30, 2016	—	—	—	18,161,932
	—		—

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

IXIA

Date:	November 7, 2016	By:	/s/ Bethany Mayer
Bethany Mayer President and Chief Executive Officer

Date:	November 7, 2016	By:	/s/ Brent Novak
Brent Novak Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by reference from a previous filing, or filed or furnished herewith, as indicated below

10.1	Employment Separation Agreement dated as of September 9, 2016 between Ixia and Hans-Peter Klaey	Filed herewith

31.1	Certification of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

*
The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, (iii) unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, and (v) notes to unaudited condensed consolidated financial statements.