Form 10-K
period 2016-12-31
IXIA
filed 2017-03-01
CIK 1120295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the shares of the Registrant’s common stock held by nonaffiliates of the Registrant as of June 30, 2016, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $618,688,890.

As of February 21, 2017, the number of shares of the Registrant's common stock outstanding was 82,867,065.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 2, 2017 are incorporated by reference into Part III of this Annual Report.

IXIA

FORM 10-K

PART I

Item 1. Business

Overview

Ixia (the "Company," "we," "us," or "our") was incorporated in 1997 as a California corporation. We help customers validate the performance and security resilience of their applications and networks. Our test, visibility, and security products help organizations make their physical and virtual networks stronger. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on our solutions to validate new products before shipping and ensure ongoing operation of their networks with better visibility and security. Our product solutions consist of our high performance hardware platforms, software applications, and services, including warranty and maintenance offerings.

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

We help applications perform better through an extensive array of test, security, and visibility solutions that validate, secure, and optimize networks and applications from engineering concept to live deployment. Our products uncover performance and security blind spots within networks and expose vulnerabilities.

We are headquartered in Calabasas, California with operations across the U.S. and in other parts of the world.  Our revenues are principally derived from shipments within the U.S. and to the Europe, Middle East and Africa ("EMEA"), and Asia Pacific regions. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K (this “Form 10-K”) for entity-wide disclosures about products and services, geographic areas, and major customers.

We have entered into an Agreement and Plan of Merger, dated as of January 30, 2017 (the "Merger Agreement"), with Keysight Technologies, Inc. (“Keysight”) and, by a joinder dated February 2, 2017, Keysight Acquisition, Inc., a wholly owned subsidiary of Keysight (“Merger Sub”). Pursuant to the Merger Agreement, subject to the approval of the Merger Agreement and the principal terms of the Merger Agreement by our shareholders and the satisfaction of other conditions to the completion of the merger specified in the Merger Agreement, Merger Sub will be merged with and into Ixia, with Ixia surviving the merger as a wholly owned subsidiary of Keysight. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview” of this Form 10-K for additional information regarding the Merger Agreement.

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

Our powerful and versatile solutions, expert global support, and professional services equip organizations to exceed their customer expectations and achieve better business outcomes. Our solutions provide organizations with a complete understanding of its user behavior, security vulnerabilities, network capacity, application performance, and information technology (“IT”) resiliency. From the research labs to the network cloud, Ixia solutions ensure application performance and security resilience across network and data center infrastructure. No matter what profession or position in the world, connecting to networked applications quickly and securely – from any location – is paramount to success. The convergence of new technologies is complicating the IT landscape – smartphone ubiquity, cloud proliferation, challenges of big data, demands of the social consumer, pervasive cyber threats – intensifying the challenge of constantly, securely, and quickly connecting users to their applications. The delivery of communications and entertainment applications and services is moving to an always-connected, always-on paradigm. Ixia solutions battle-test wired networks, wireless networks, and data center infrastructures, provide seamless access to network & application performance, and enable IT leaders to run highly resilient, high performing networks.

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

Real-world test solutions must recreate the true behavior of network users, at massive scale, with increasing fidelity. Network testing solutions must be highly scalable and capable of generating large amounts of data at high speeds over increasingly complex configurations, and be up to date with the very latest applications and security attacks. Comprehensive, integrated testing must occur throughout network design, development, production, deployment, and operation stages. Because this testing and verification must take place across multiple layers of the network infrastructure and for all network protocols, network testing solutions are also required to be highly flexible, extensible, and modular. This rapid evolution of complex network technologies and protocols - which includes leading-edge technologies such as higher speed Ethernet, wireless, virtualization, software defined networks, and the latest Wi-Fi standards - has resulted in the need for an integrated platform solution that is easy to use, with minimal training and set-up.

Our network visibility solutions intelligently connect data centers and network infrastructures with monitoring solutions that ensure application performance and security resilience. Powered by an easy to use, drag-and-drop interface, our advanced packet processing technologies, including filtering, load balancing, packet shaping, session correlation, application intelligence, and de-duplication, improve the way our customers manage their data centers, prevent network application and service downtime, and maximize return on IT investment. Network visibility is the first step towards a successful security deployment. It is imperative that visibility solutions deliver 100% of the traffic at high speed with advanced processing to ensure effective application security and performance monitoring.

Integrating our technologies across our platforms to bring valuable solutions to market is a key element of our growth strategy. ThreatARMOR is an example of how our security expertise and IP from our test solutions drives value across our business. ThreatARMOR decreases the attack surface networks and reduces the load on security devices and resources. It further expands the security capabilities of our visibility architecture by leveraging our proprietary Application and Threat Intelligence ("ATI") technology to identify and block known bad traffic at line rate speeds before it can access the network. In addition, ThreatARMOR can identify and stop infected internal devices from communicating with known botnets.

By leveraging our security technologies across our portfolio, we deliver visibility solutions that enable a secure infrastructure and make security solutions more efficient and resilient. We believe that an effective visibility architecture should do more than just see the traffic--it also needs to help identify where you are vulnerable, reduce your attack surface, and provide intelligence.

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

•
Highly Modular Hardware Platform. We offer network test hardware platforms with interchangeable interfaces, using a common set of applications and Application Programing Interfaces ("APIs"). Our architectures enable the emulation of millions of network users on scalable platforms, with a mixture of both network and application layer traffic. These architectures offer our customers an integrated test environment that might otherwise require multiple products to cover the same test scenarios. We believe that our network test hardware platform solutions decrease the overall cost while increasing productivity and scalability, and reducing training requirements for our customers. Our network test hardware products consist of stackable and portable chassis which, depending on the chassis model, can be configured with a mix of interface cards. This modular design allows our customers to quickly and easily create realistic, customized test configurations. Our open architecture accelerates the integration of additional network technologies into existing systems through the addition of new interface cards and distributed software. Our modular approach to network visibility allows customers to increase port density, add higher speed links, and/or add advanced features – helping customers to future proof their network monitoring and visibility investments.

•
Flexible. Our customers can easily expand our systems to address changing technologies, protocols, and applications without changing system hardware or replacing interface cards. This protects and optimizes customers’ investments by eliminating the need for “forklift upgrades” or the purchase of additional niche products. Additionally, customers under our ATI subscription service receive automatic bi-weekly updates of the latest applications and attacks for use in their real-world testing scenarios.

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

Our Business Strategy

Our goal is to enable seamless performance, resilience, and reliability in application and service delivery over networks by providing the most comprehensive, insightful, and easy-to-use test, security, and visibility solutions in the industry. Ixia has taken a number of significant actions to acquire technology and talent that has positioned the Company as a preeminent provider of network test, security, and visibility solutions. This has been accomplished by growing our portfolio of products and addressable markets through acquiring technologies, businesses, and assets; expanding our international presence, sales channels, and customer base; continuing to deliver high quality products and support to our customers; and developing our employees. Key elements of our strategy to achieve our objective include the following:

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

We have throughout our existence made acquisitions that have expanded our product portfolio, grown our end customer base, and increased our overall total addressable market. Our acquisition history includes the following transactions:

•
In July 2011, we acquired VeriWave, Inc. (“VeriWave”), a performance testing company for wireless LAN ("WLAN") and Wi-Fi enabled smart devices. This acquisition expanded our portfolio of supported network media and addressed the need for an end-to-end solution that completely tests converged Wi-Fi, wired, 3G, and 4G/LTE ecosystems.

•
In June 2012, we acquired Anue Systems, Inc. (“Anue”). Anue's solutions provide visibility into live networks and the applications running within them in order to efficiently aggregate and filter traffic. With this acquisition, we expanded our addressable market, broadened our product portfolio, and expanded our customer base.

•
In August 2012, we acquired BreakingPoint Systems, Inc. (“BreakingPoint”). BreakingPoint is a leader in application and security assessment and testing, and its solutions provide global visibility into emerging threats and applications, along with advance insight into the resiliency of an organization’s network infrastructure. With this acquisition, we expanded our addressable market, broadened our product portfolio, and expanded our customer base.

•
In December 2013, we acquired Net Optics, Inc. (“Net Optics”). Net Optics is a leading provider of total application and network visibility solutions. The acquisition of Net Optics solidified our position as a market leader with a comprehensive product offering including network packet brokers, physical and virtual taps, and application aware capabilities. The acquisition expanded our product portfolio, strengthened our service provider and enterprise customer bases and broadened our sales channel and partner programs.

Customers

Today’s networks and data centers are continuously improving their performance and scale in order to accommodate the plethora of applications and services we now rely upon to do business, communicate, capture memories, plan, travel, and more. Applications drive network capacity, influence quality of experience, introduce potential vulnerabilities, and lead to more innovations. Every organization from device manufacturers, to service providers, to enterprise and government organizations, seeks to optimize networks and data centers in order to accelerate, secure, and scale the delivery of these applications.

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

•
Service Providers. Service providers seek to deliver a growing variety of high quality, advanced network services ranging from traditional telecommunications and Internet services, to social networking, cloud storage, and entertainment streaming. Failure to provide a quality experience to the end user can be costly through high subscriber churn rates and reduced revenues. To ensure quality of experience and service assurance, service provider R&D and network engineering groups must verify the performance and functionality of staged networks during equipment selection and network design, prior to deployment and after any change to the production network. Service providers also use our network test systems to emulate millions of mobile subscribers to realistically predict end-user quality of experience delivered by providers’ infrastructure and services. Service providers must also ensure security for customers and their own networks, as the keepers of vast amounts of business and personal data. And finally, service providers depend on our monitoring solutions to filter application traffic in order to prioritize, de-duplicate, and optimize wired and wireless data streams.

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

During the year ended December 31, 2016, we received orders from approximately 2,600 new and existing end customers. Based on product shipments for the year ended December 31, 2016, our significant customers by category included:

•	Leading NEMs such as Cisco Systems, Juniper Networks, and Alcatel-Lucent;

•	Voice, broadband and/or wireless service providers such as Verizon, AT&T, and NTT;

•	Enterprises such as Oracle, Kaiser Permanente, and Wells Fargo; and

•	Government contractors, departments and agencies such as Raytheon, Defense Information Systems Agency, and the U.S. Army.
We do not have long-term or volume purchase contracts that commit our customers to future product purchases, and as a result our customers may reduce or discontinue purchasing from us at any time.

Backlog

Backlog consists of purchase orders that we have received and accepted for products and services. Our backlog includes orders for products scheduled to be shipped and for services scheduled to be delivered to our resellers and customers within 90 days. Purchase orders for products are generally shipped within 90 days after acceptance, unless a later shipment date is requested by the reseller or customer. Services are performed in accordance with our contractual commitments to our customers. Our backlog at December 31, 2016 was approximately $15.1 million, compared with a backlog of approximately $16.9 million at December 31, 2015.

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

Complex Logic Design. Our systems use FPGAs that are programmed by the host computer and therefore can be reconfigured for different applications. Our newest products have high clock frequencies, which are the timing signals that synchronize all components within our system, and logic densities, which are the number of individual switching components, or gates, of more than four million gates per chip. Our customers may obtain updates and enhancements from our website, thereby allowing rapid updates of the system. Almost all of our logic chips are designed in the hardware description language including VHSIC Hardware Description Language and System Verilog, which are unique programming languages tailored to the development of logic chips. These languages enables the easy migration of the hardware design to application specific integrated circuits as volumes warrant. We develop code in a modular fashion for reuse in logic design, which comprises a critical portion of our intellectual property. This reusable technology allows us to reduce the time-to-market for our new and enhanced products.

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

Application and Threat Intelligence ("ATI") Technology. We invest in security research to characterize the ever changing landscape of valid applications and harmful threats that exist on the Internet. This research enables us to produce a database of threat signatures, harmful IP addresses, and valid application signatures that is used across the product portfolio for network test, network security, and network visibility. This database is used by our test products to emulate threats and valid applications, used by our security products to block known threats, and used by our visibility products for application level visibility to network operations. Our NP technology embeds ATI technology. The security research team is continuously updating the database, and our customers are able to receive these updates via our available ATI subscription service as new threats emerge.

Software Technology. We devote substantial engineering resources to the development of software technology for use in our product lines on both physical appliances and as Virtual Editions to run on Virtual Machines using off-the-shelf compute platforms. We have developed software to control our systems, analyze data collected by our systems, process network traffic, and monitor, maintain, and self-test our hardware and field programmable gate array subsystems. A majority of our software technology and expertise is focused on the use of object-oriented development techniques to design software subsystems that can be reused across multiple product lines. These objects are client and server independent allowing for distributed network applications. This software architecture allows all of the software tools developed for our existing products to be utilized in all of our new products with very little modification. Another important component of our software technology is our graphical user interface design. Customer experience with our test and visibility products has enabled us to design a simple yet effective method to display complex configurations in clear and concise graphical user interfaces for intuitive use by engineers.

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

Products

Sales of our network test hardware products typically include a chassis and one or more Ethernet interface cards. Our software applications and APIs allow our customers to create and manage integrated, easy-to-use automated test environments. Our hardware platform consists largely of interchangeable interface cards which fit into multi-slot chassis. Our chassis are metal cases that incorporate a computer, a power supply, and a backplane which connects the interface cards to the chassis. The interface cards generate, receive, and analyze a wide variety of traffic types at multiple network layers.

Our primary 12-slot network test chassis (e.g., XGS12) provides a high-density, highly-flexible test platform. Operating in conjunction with our software applications, our chassis provide the foundation for a complete, high-performance test environment. A wide array of interface cards is available for our primary chassis. The 12-slot Ixia chassis supports up to 192 1 Gigabit Ethernet (GE) ports, 192-10GE ports, 384-25GE ports, 120-40GE ports, 40-50GE ports, and 96-100GE ports. These interface cards provide the network interfaces and distributed processing resources needed for executing a broad range of data, signaling, voice, video, and application testing for layers 1-7 of the network stack. Each chassis supports an integrated test controller that manages all system and testing resources. Resource ownership down to a per-port level, coupled with hot-swappable interface modules, ensures a highly-flexible, multi-user testing environment. Backward compatibility is maintained with key existing Ixia interface cards and test applications to provide seamless migration from and integration with existing Ixia test installations.

We offer a number of interface cards that operate at speeds of up to 400 gigabit per second. Each one of our interface cards contains multiple independent traffic generation and analysis ports that operate at line rate. Each port on most interface cards has a unique transmit stream engine that is used to generate packets of information and a real-time receive analysis engine capable of analyzing the packets as they are received. The transmit stream engine generates millions of data packets or continuous test sequences at line rate that are transmitted through the network and received by the analysis engine. When data packets have been generated, the analysis engine then measures throughput, latency, loss, and jitter, and checks data integrity and packet sequence on a packet-by-packet basis. In addition, our systems measure the effectiveness of networks in prioritizing different types of traffic. Most of our current generation interface cards also include a microprocessor per port to generate and analyze sophisticated routing protocols, such as BGP and MPLS, as well as application traffic such as TCP/IP, HTTP, and SSL. Certain of our application and security load modules can recreate more than 35,000 attacks, including exploits, malware, denial of service (DoS), and mobile malware. These load modules provide application and threat assessment solutions at Internet-scale, and create massive-scale, high fidelity simulation and testing conditions for battle-testing infrastructures, devices, applications, and people.

We offer a comprehensive suite of software applications in conjunction with our network test hardware platforms to address specific technologies. These applications measure and analyze the performance, functionality, interoperability, service quality, and conformance of networks, network equipment and applications that run on these networks. These applications enable network equipment manufacturers, service providers, enterprises and governments to evaluate the performance of their equipment and networks during the design, manufacture and pre-deployment stages, as well as after the equipment is deployed in a network. Our technology-specific application test suites are targeted at a wide range of popular application and security performance and conformance requirements across various protocols, interfaces and types of devices. These include automated and targeted delivery, functionality and performance test for technologies and devices including storage, video, voice, intelligent networks, specific applications, routing, switching, Wi-Fi, broadband, wireless, software defined networks, and virtual networks and functions. All of these technologies are used in variety of situations including (but not limited to) R&D test environment, change management, and scenario planning for production networks.

We also develop virtual versions of our core network test products designed to test virtual assets and environments using trusted technologies that have been used for testing hardware-based network equipment for a decade. These products help accelerate the development of our customer’s virtual products and allow enterprises, service providers, and governments to quantify its benefits by using our trusted technologies.

Our network visibility products improve the way our enterprise, service provider, and government customers manage their data centers, save valuable IT time, and maximize return on IT investments. Ixia network visibility solutions revolutionize the way customers monitor their network - enabling complete network visibility into physical and virtual networks, and optimizes monitoring tool performance whether out-of-band or in-line. Our network visibility platform ranges from network access test access point ("TAPs"), to solution-specific appliances for smaller implementations to a 100GE, high-density NEBS3 compliant chassis designed for large and complex data centers. These products help our customers monitor their rapidly growing number of 1GE, 10GE, 40GE, and 100GE ports with existing monitoring tools. Sales of our network visibility products typically consist of an integrated, purpose-built hardware appliance with proprietary software which includes patented filtering and content handling technology that ensures each monitoring tool gets exactly the right data needed for analysis, all powered by the easy to use, drag-and-drop management system.  We also offer advanced processing modules that easily slide into certain of our appliances for additional advanced intelligence and functionality including de-duplication, packet slicing, and time-stamping. Our latest advanced feature module is the Application and Threat Intelligence Processor ("ATIP") that delivers real-time application data to monitoring tools to allow customers to make better decisions with respect to identifying unknown network applications, and threats to network infrastructure from suspicious applications and locations.

In addition to our core network visibility functionality, we also have a number of available features that give customers greater flexibility and intelligence for their network visibility implementations. For example, we believe that an effective visibility architecture should do more than just see the traffic--it also needs to help identify where you are vulnerable, reduce your attack surface, and provide intelligence. Our Hawkeye solution quickly and effectively validates network performance, isolates problems, and proactively detects issues by running scheduled verification tests on any site using wireline or wireless connections. Using a combination of hardware and software agents called Performance Endpoints, Hawkeye simulates application traffic and sends key performance metrics to a central console for fast action. Our ThreatARMOR product expands the security capabilities of our visibility architecture by decreasing the attack surface of the network and reducing the load on security devices and resources. Customers can deploy our network visibility solutions not only out-of-band in physical networks, but in-line for security applications and in virtual environments with our in-line technologies and Phantom virtual TAP software application, respectively. Another example is the GTP Session Controller that intelligently manages high-scale, session-aware, mobility load balancing deployments. In addition, our ControlTower solution allows customers to deploy, manage, and maintain distributed implementations with ease.

Services

Our service revenues primarily consist of our technical support, warranty, and software maintenance services. We also offer training and professional services.

We offer technical support, warranty, and software maintenance services with the sale of our hardware and software products. Many of our products include up to one year of these services with the initial product purchase. Our customers may choose to extend the services for annual or multi-year periods. Our technical support services are delivered by our global team of technically knowledgeable and responsive customer service and support staff, and include assistance with the set-up, configuration, and operation of Ixia products. Our warranty and software maintenance services include the repair or replacement of defective product, bug fixes, and unspecified when and if available software upgrades.

Our technical support and software maintenance services also include our ATI subscription service for our application and security platforms, which provides a comprehensive suite of application protocols, threat intelligence, software updates, and responsive technical support. The ATI subscription service provides full access to the latest security attacks, global malicious site and geolocation data, and application updates for use in real-world test, visibility, security, and assessment scenarios. Our customers may choose to purchase the ATI subscription service for annual or multi-year periods.

Products in Development

We continue to develop our IP testing capabilities, and we intend to remain focused on improving our position in performance, security, monitoring, functional, interoperability, service quality, and conformance in several technology areas. Our product development teams have deep networking, applications, and security expertise and understand the incredibly diverse set of problems our customers need to solve today as well as new challenges customers will face as network technologies evolve. Our teams constantly work to improve current solutions as well as push forward into new areas relevant to the markets in which we compete. These technologies include a host of networking, application, and security technologies and protocols ranging from faster speeds like 400 GE and beyond to software defined networking and network functions virtualization, to old and new protocols that allow the data to traverse those environments.

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

Competition

The market for providing network test and monitoring systems is highly competitive, and we expect this competition to continue in the future. We currently compete with network test and monitoring solution vendors such as Spirent Communications, Gigamon, and NetScout. We also compete either directly or indirectly with large Ethernet switch vendors and network management, analysis, compliance, and test tool vendors that offer point solutions that address a subset of the issues that we solve. Additionally, some of our significant customers have developed, or may develop, in-house products for their own use or for sale to others.

We believe that the principal competitive factors in our market include:

•	Breadth of product offerings and features on a single test or monitoring platform;

•	Timeliness of new product introductions;

•	Product quality, reliability and performance;

•	Price and overall cost of product ownership;

•	Ease of installation, integration and use;

•	Customer service and technical support; and

•	Company reputation and size.
We believe that we compete favorably in the key competitive factors that impact our markets. We intend to remain competitive through ongoing research and development efforts that enhance existing systems and result in the development of new products and features. We will also seek to expand our market presence through marketing and sales efforts.

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

Sales, Marketing and Technical Support

Sales. We use our global direct sales force to market and sell our products and solutions. In addition, we use distributors, value added resellers, system integrators, and other partners to complement our direct sales and marketing efforts for certain vertical and geographical markets. We depend on many of our distributors, resellers, and other partners to generate sales opportunities and manage the sales process. Our direct sales force maintains close contact with our customers and supports our distributors, resellers, and other partners. Another key component of our go-to-market strategy for certain products is strategic relationships with technical partners. These technical partners consist of network monitoring and management companies, including Computer Associates, Riverbed, Dynatrace, FireEye, Cisco, Imperva, Anritsu, and others, to complement their monitoring or security solutions. We work with technical partners in two main ways: (i) through customer referrals and recommendations and (ii) through automation integration/interoperability that provides a differentiated solution for our customers.

Marketing. We have a number of ongoing programs to support the sale and distribution of our products and solutions and to inform existing and potential customers, partners and distributors about the capabilities and benefits of our systems. Our marketing efforts also include promoting our business by:

•	Sponsoring technical seminars and webinars that highlight our solutions;

•	Participating in industry trade shows and technical conferences;

•	Advertising in digital media publications and physical locations;

•	Writing and distribution of various forms of collateral, including brochures, white papers, solution briefs, and application notes;

•	Demonstrating the performance and scalability of our products at our executive briefing center proof-of-concept labs;

•	Communicating through our corporate website and various social media outlets, such as LinkedIn, Twitter, and our corporate blog; and

•	Writing articles for online and print trade journals.
Ixia Technical Support. Our global team of technical support and field engineers have a high level of networking and product expertise. We enable our customers to make the best use of our products to accomplish their goals, help answer questions and resolve issues they encounter, and minimize downtime. Customers can reach our technical support team by phone, email, or website. We have regional support offices in the United States, Europe, and multiple countries in Asia.

Support services our team provides for our customers include:

•	Assist new customers with product installation and licensing;

•	Provide configuration assistance and expert advice on best practices;

•	Investigate user issues and work to quickly resolve them;

•	Quickly respond to reported hardware failures and repair or replace as needed; and

•	Provide access to our self-service portal where customers can report new cases and access our extensive knowledge base articles.
We also offer premium support options for customers who require even higher levels of service. We have invested in developing our case management system, support phone system, and other tools to increase our global support capability thereby allowing us to respond quickly, route customers to the best support engineer, and effectively manage their requests to resolution.

Manufacturing and Supply Operations

Our manufacturing and supply operations consist primarily of new product introduction, test and manufacturing, test engineering, supply chain management, procurement, quality assurance, order management, final assembly, configuration testing, fulfillment, and logistics. We outsource the manufacture, assembly, and testing of printed circuit board assemblies, certain interface cards, and certain chassis to third party contract manufacturers and assembly companies, the most significant of which are located in Malaysia and Mexico. This manufacturing process enables us to operate without dedicating substantial space and personnel solely to manufacturing operations. As a result, we can leverage a significant portion of the working capital and capital expenditures that may be required for other operating needs.

We are dependent upon sole or limited source suppliers for some key components and parts used in our systems, including among others, field programmable gate arrays, memory devices, processors, oscillators, and optical modules. We and our contract manufacturers forecast consumption and purchase components through purchase orders. We have no guaranteed or long-term supply arrangements with our respective suppliers. In addition, the availability of many components is dependent in part on our ability and the ability of our contract manufacturers and assembly companies to provide suppliers with accurate forecasts of future requirements, as well as the global commodity market. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source, or delay in transitioning to a replacement supplier’s product or replacement component into our systems, could disrupt our operations and significantly harm our business in any given period.

Lead times for materials and components ordered by us and by our contract manufacturers vary and depend on factors such as the specific supplier, purchase terms, global allocations, and demand for a component at a given time. We and our contract manufacturers acquire materials, complete standard subassemblies, and assemble fully-configured systems based on sales forecasts and historical purchasing patterns. If orders do not match forecasts or substantially deviate from historical patterns, we and our contract manufacturers and assembly companies may have excess or inadequate supply of materials and components.

Research and Development

We believe that research and development is critical to our business. Our development efforts include anticipating and addressing the network performance, security, and monitoring needs of network equipment manufacturer, service provider, enterprise and government customers, and focusing on emerging high growth network technologies.

Our future success depends on our ability to continue to enhance our existing products and to develop new products that address the needs of our customers. We closely monitor changing customer needs by communicating and working directly with our customers, partners, and distributors. We also receive input from our active participation in industry groups responsible for establishing technical standards.

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

We plan to continue making significant investments in research and development, including investments in certain product initiatives. Our research and development expenses were $102.5 million in 2016, $113.4 million in 2015, and $115.2 million in 2014. These expenses included stock-based compensation of $6.5 million in 2016, $6.6 million in 2015, and $6.8 million in 2014.

Intellectual Property and Proprietary Rights

Our success and ability to compete are dependent in part upon our ability to establish, protect, and maintain our proprietary rights to our intellectual property. We currently rely on a combination of patent, trademark, trade secret, and copyright laws, and restrictions on disclosure and use, to establish, protect, and maintain our intellectual property rights. We have patent applications and existing patents in the United States, the European Union, and other jurisdictions. We cannot be certain that these applications will result in the issuance of any patents, or that any such patents, if they are issued, or our existing patents, will be upheld. We also cannot be certain that such patents, if issued, or our existing patents, will be effective in protecting our proprietary technology. We have registered the Ixia name, the Ixia logo and certain other trademarks in the United States, the European Union, and other jurisdictions, and have filed for registration of additional trademarks.

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

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain or use technology or information such as trade secrets that we regard as confidential and proprietary. We cannot be certain that the steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of our proprietary technology or that our competitors will not independently develop technologies that are similar or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Any infringement or misappropriation of our intellectual property rights could result in significant litigation costs, and any failure to adequately protect our intellectual property rights could result in our competitors’ offering similar products, potentially resulting in loss of competitive advantage, loss of market share, and decreased revenues. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our business.

The telecommunication and data communications industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies or related standards that are important to our business. We generally have not conducted searches to determine whether the technologies that we use infringe upon or misappropriate intellectual property rights held by third parties. Any claims asserting that any of our products or services infringe or misappropriate proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See Part I, Item 1A of this Form 10-K for additional information regarding the risks associated with patents and other intellectual property.

Employees

As of December 31, 2016, we had 1,817 full time employees, 881 of whom were located in the U.S. We also from time to time hire temporary and part-time employees and independent contractors. Our future performance depends, to a significant degree, on our continued ability to attract and retain highly skilled and qualified technical, sales and marketing, and senior management personnel. Our employees are not represented by any labor unions, and we consider our relations with our employees to be good.

Available Information

Our website address is www.ixiacom.com. Information on our website does not constitute part of this report. We make available free of charge through a link provided at such website our Forms 10-K, 10-Q, and 8-K as well as any amendments thereto. Such reports are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission (the "SEC").

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

The statements that are not historical facts contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations, or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Form 10-K and in certain of our other SEC filings, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us.

Risks Relating to our Proposed Acquisition by Keysight Technologies, Inc.

Our business may be adversely affected by uncertainties while our proposed acquisition by Keysight Technologies, Inc. is pending.

As disclosed in this Form 10-K, including in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview," we have entered into an Agreement and Plan of Merger, dated as of January 30, 2017 (the "Merger Agreement"), with Keysight Technologies, Inc. (“Keysight”) and, by a joinder dated February 2, 2017, Keysight Acquisition, Inc., a wholly owned subsidiary of Keysight (“Merger Sub”). Pursuant to the Merger Agreement, subject to the approval of the Merger Agreement and the principal terms of the Merger Agreement by our shareholders and the satisfaction of other conditions to the completion of the merger specified in the Merger Agreement, Merger Sub will be merged with and into Ixia (the "Merger"), with Ixia surviving the merger as a wholly owned subsidiary of Keysight.

Uncertainty about the effect of the Merger on our employees, customers, resellers, and suppliers may have an adverse effect on our business and operations that may be material to us. Our employees may experience uncertainty about their roles following the Merger, and there can be no assurance we will be able to retain or attract key talent, including senior leaders, to the same extent that we have previously been able to retain and attract such talent. Any loss of employees, inability to attract employees, or distraction to employees resulting from the pending Merger could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially and adversely affect our business and operations.

Our suppliers and customers may also experience uncertainty associated with the Merger, including with respect to possible changes in our future business and business relationships. Any such uncertainty may cause suppliers or customers to refrain from or change the way they engage in business with us, which could result in a material and adverse effect on our business, operations, and financial position.

Our business may be adversely impacted by the terms and conditions of the Merger Agreement.

Certain covenants in the Merger Agreement limit our ability, until the Merger becomes effective or the Merger Agreement is terminated in accordance with the terms thereof, to make significant changes to our business or pursue otherwise attractive business opportunities without the consent of Keysight. Such restrictions can affect our ability to enter into contracts, acquire or dispose of assets, incur indebtedness, or make capital expenditures. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and could adversely affect and harm our business and operations.

Litigation against us and/or our directors and officers challenging the Merger may delay or prevent the completion of the Merger.

On February 23, 2017, a putative class action lawsuit was commenced against the Company, its directors, Keysight, and Merger Sub in the U.S. District Court for the Central District of California. The complaint alleges, among other things, that the Company and its directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14a-9 promulgated thereunder, and that the directors, Keysight, and Merger Sub violated Section 20(a) of the Exchange Act. The complaint seeks relief that includes, among other things, an order enjoining the proposed Merger or, if the Merger is consummated, an order rescinding the Merger. For additional information concerning this lawsuit, see Note 15 to the consolidated financial statements included in this Form 10-K.

Ixia and/or its directors and officers may potentially be named as defendants in additional class action lawsuits filed on behalf of shareholders challenging the Merger and potentially seeking to enjoin consummation of the Merger on the terms and conditions set forth in the Merger Agreement.

There can be no assurance that the Company and the other defendants in the existing class action lawsuit and any additional class action lawsuits will be successful in their defenses. An unfavorable outcome in any such lawsuit could prevent or delay the consummation of the Merger and, regardless of the outcome, may result in substantial costs to the Company and may adversely affect our business and operations.

Any failure to complete the Merger could adversely affect our future business, results of operations, financial condition, and stock price.

Completion of the Merger is subject to the satisfaction or waiver of specified closing conditions that are set forth in the Merger Agreement, including conditions that are beyond our control. There is no assurance that the Merger will occur. If the Merger is not completed, our future business may be adversely affected and would be subject to a number of material risks, including the following:

•	we will have paid significant transaction costs and, in certain circumstances, a termination fee to Keysight of $59.7 million;

•	the attention of management will have been diverted to the Merger rather than to operations and the pursuit of other opportunities;

•	the potential loss of key personnel as personnel may experience uncertainty about their future with the combined company, and our potential inability to attract talent while the Merger is pending;

•
we will have been subject to certain restrictions on the conduct of our business, which may have prevented us from making certain acquisitions or dispositions or pursuing other business opportunities; and

•	the trading price of our common stock may decline to the extent that the market price reflects a market assumption that the Merger will be completed.

Failure to complete the Merger may also result in negative publicity, litigation against the Company and/or its directors and officers, and a negative impression of the Company in the investment community. The occurrence of these events, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition, and stock price.

Risks Relating to our Business

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

Acquisitions that we may undertake could be difficult to integrate, disrupt our business, dilute shareholder value, and significantly harm our operating results.

Acquisitions are inherently risky and no assurance can be given that any future acquisitions will be successful or will not materially and adversely affect our business, operating results, or financial condition. We expect to continue to review opportunities to acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our markets, enhance our technical capabilities, or otherwise offer growth opportunities. If we make any further acquisitions, we could issue stock that would dilute existing shareholders’ percentage ownership, and we could incur substantial debt or assume substantial liabilities. Acquisitions involve numerous risks, including the following:

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

The market for our products is characterized by:

•	rapid technological change such as the recent advancements of IP-based networks and wireless technologies;

•	frequent new product introductions such as higher speed and more complex routers;

•	evolving industry standards;

•	changing customer needs such as the increase in advanced IP services agreed to between service providers and their customers;

•	short product life cycles as a result of rapid changes in our customers’ products; and

•	new paradigms like virtualization, software defined networks, and cloud computing.
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

Our business and products are concentrated in the markets for systems that analyze and measure the performance of wired and wireless IP-based networks, and systems that provide network visibility into physical and virtual networks and optimize monitoring tool performance. These markets continue to evolve, and there is uncertainty regarding the future size and scope of these markets. If these markets contract, fail to grow, or grow more slowly than we expect, our revenues and results of operations would be significantly harmed. Our performance will depend on increased sales of our existing systems into our markets and the successful development, introduction and market acceptance of new and enhanced products in those markets. We cannot be certain that we will be successful in increasing these sales or in developing and introducing new products. Our failure to do so would significantly harm our revenues and results of operations.

Because we depend on a limited number of customers and on a limited customer base for a significant portion of our revenues, any cancellation, reduction, or delay in purchases by one or more of these customers, and any failure by us to maintain, expand, and diversify our customer base, could significantly harm our revenues and results of operations.

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

Historically, a large percentage of our total revenues have been generated from sales to network equipment manufacturers. Our growth depends, in part, on our ability to diversify our customer base by increasing sales to service provider, enterprise, and government customers. To effectively compete for the business of these customers, we must develop new products and enhancements to existing products and expand our direct and indirect sales, marketing, and customer service capabilities, which will result in increases in operating costs. If we cannot offset these increases in costs with an increase in our revenues, our operating results may be adversely affected. Some of our existing and potential competitors have existing relationships with many service providers, enterprise, and government customers. We cannot be certain that we will be successful in increasing our sales presence in these customer markets. Any failure by us to diversify our customer base and to increase sales in these markets would adversely affect our growth.

If we are unable to expand and maintain our sales and distribution channels or are unable to successfully manage our expanded sales organization, our revenues and results of operations will be harmed.

Historically, we have relied primarily on a direct sales organization, supported by distributors, resellers and other partners, to sell our products. We may not be able to successfully expand our sales and distribution channels, and the cost of any expansion may exceed the revenues that we generate as a result of the expansion. To the extent that we are successful in expanding our sales and distribution channels, we cannot be certain that we will be able to compete successfully against the significantly larger and better-funded sales and marketing operations of many of our current or potential competitors. In some cases, we may grant exclusive rights to certain distributors to market our products in their specified territories. Our distributors may not market our products effectively or devote the resources necessary to provide us with effective sales, marketing, and technical support. In the past, we have had distributors who entered bankruptcy or who performed poorly and were therefore terminated as distributors of our products. Moreover, if we terminate a distribution relationship for performance-related or other reasons, we may be subject to wrongful termination claims which may result in material litigation and could adversely impact our profitability. Our inability to effectively manage our current and any expansion of our sales organization, or to maintain existing or establish new relationships with successful distributors and partners, would harm our business, revenues, and results of operations.

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

We cannot assure investors that we will not have future material weaknesses.

Our management identified, and we disclosed in our 2015 Form 10-K, a control deficiency in our financial reporting process that, as of December 31, 2015, constituted a material weakness in our internal control over financial reporting. This material weakness, which related to revenue recognition, also existed at December 31, 2014. In 2016, we remediated this material weakness. There can be no assurance, however, that we will be able to prevent this previous material weakness from re-occurring in the future.

Further, there can be no assurance that we will not suffer from other material weaknesses in the future. Our internal control over financial reporting was ineffective as of December 31, 2015 and 2014. If we fail to maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users of our financial statements to lose confidence in our financial statements, limit our ability to raise capital, and have a negative effect on the trading price of our common stock. Additionally, failing to maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, require us to restate our previously filed financial statements to correct errors in them, adversely affect shareholders' confidence, subject us to additional litigation and regulatory actions, consume a significant amount of management's time, and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

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

Our operating results may also vary as a result of the timing of new product releases. The introduction of a new product in any quarter may cause an increase in revenues in that quarter that may not be sustainable in subsequent quarters. Conversely, a delay in introducing a new product in a quarter may result in a decrease in revenues in that quarter and lost sales. Our results may also fluctuate based on the mix of products and services (i.e., hardware, software, subscription, and extended warranty and maintenance services) ordered in a particular quarter.

Further, actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our consolidated financial statements could significantly harm our results of operations.

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

The loss of any of our key personnel could significantly harm our business, results of operations, and competitive position.

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

For information regarding certain personnel risks relating to our proposed acquisition by Keysight, see “Our business may be adversely affected by uncertainties while our proposed acquisition by Keysight Technologies, Inc. is pending” above.

Some key components in our products come from sole or limited sources of supply, which exposes us to potential supply shortages that could disrupt the manufacture and sale of our products.

We and our contract manufacturers currently purchase a number of key components used to manufacture our products from sole or limited sources of supply for which alternative sources may not be available. From time to time, we have experienced shortages of key components, including chips, oscillators, memory devices, and optical modules. We and our contract manufacturers have no guaranteed or long-term supply arrangements for these or other components, including field programmable gate arrays ("FPGAs") and network processors, which are integrated circuits that can be repeatedly reprogrammed to perform different sets of functions as required. Financial or other difficulties faced by our suppliers, or significant changes in market demand for necessary components, could limit the availability to us and our contract manufacturers of these components. Any interruption or delay in the supply of any of these components could significantly harm our ability to meet scheduled product deliveries to our customers and cause us to lose sales.

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

There are limited substitute supplies available for many of these components, including FPGAs. All of these components are critical to the production of our products, and competition exists with other manufacturers for these key components. In the event that we can no longer obtain materials from a sole source supplier, we might not be able to qualify or identify alternative suppliers in a timely fashion, or at all. Any extended interruption in the supply of any of the key components currently obtained from a sole or limited source, or delay in transitioning to a replacement supplier’s product or replacement component into our systems, could disrupt our operations and significantly harm our business in any given period.

Failure by our contract manufacturers to provide us with adequate supplies of high quality products could harm our revenues, results of operations, competitive position, and reputation.

We currently rely on a limited number of contract manufacturers to manufacture and assemble our products. We may experience delays in receiving product shipments from contract manufacturers or other problems, such as inferior quality and insufficient quantity of product. We cannot be certain that we will be able to effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to introduce new products and product enhancements, which will require that we rapidly achieve adequate production volumes by effectively coordinating with our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill customer orders while we obtain a replacement manufacturer and would harm our revenues, results of operations, competitive position, and reputation.

If we fail to accurately forecast our manufacturing requirements, we could incur additional costs and experience manufacturing delays.

We provide our contract manufacturers with rolling forecasts based on anticipated product orders to determine our manufacturing requirements. Some of the components used in our products have significant lead times or lead times which may unexpectedly increase depending on factors such as the specific supplier, contract terms, and the demand for components at a given time. Because of these long lead times, we are often required to forecast and order products before we know what our specific manufacturing requirements will be. If we overestimate our product orders, our contract manufacturers may have excess inventory of completed products which we would be obligated to purchase. This will lead to increased costs and the risk of obsolescence. If we underestimate our product orders, our contract manufacturers may have inadequate inventory, which could result in delays in shipments, the loss or deferral of revenues and/or higher costs of sales. Costs are also added to our products when we are required to expedite delivery of our products to customers or of components with long lead times to our contract manufacturers. We cannot be certain that we will be able to accurately forecast our product orders and therefore may in the future carry excess or obsolete inventory, be unable to fulfill customer demand, or both, thereby harming our revenues, results of operations, and customer relationships.

Continued growth will strain our operations and require us to incur costs to maintain and upgrade our management and operational resources.

We have experienced growth in our operations, including number of employees, sales, products, facility locations, and customers, including as a result of our prior acquisitions, and expect to continue to experience growth in the future. Unless we manage our past and future growth effectively, we may have difficulty in operating our business. As a result, we may inaccurately forecast sales and materials requirements, fail to integrate new personnel, or fail to maintain adequate internal controls or systems, which may result in fluctuations in our operating results and cause the price of our stock to decline. We may continue to expand our operations to enhance our product development efforts and broaden our sales reach, which may place a significant strain on our management and operational resources. In order to manage our growth effectively, we must improve and implement our operational systems, procedures, and controls on a timely basis. If we cannot manage growth effectively, our profitability could be significantly harmed.

Changes in industry and market conditions could lead to charges related to discontinuances of certain of our products and asset impairments.

In response to changes in industry and market conditions, we may be required to strategically realign our resources by restructuring our operations and/or our product offerings. Any decision to limit investment in or dispose of a product offering may result in the recording of special charges to earnings, such as inventory, fixed asset, and technology-related write-offs and charges relating to consolidation of excess facilities, which could adversely impact our business, results of operations, and financial position.

International activity may increase our cost of doing business or disrupt our business.

We plan to continue to maintain or expand our international operations and sales activities. Operating internationally involves inherent risks that we may not be able to control, including:

•	difficulties in recruiting, hiring, training, and retaining international personnel;

•	increased complexity and costs of managing international operations;

•	growing demand for and cost of technical personnel;

•	changing governmental laws and regulations, including those related to income taxes, the UK Anti-Bribery Act, and the Foreign Corrupt Practices Act;

•	increased exposure to foreign currency exchange rate fluctuations;

•	political and economic instability, including military conflict and social unrest;

•	commercial laws and business practices that favor local competition;

•	differing labor and employment laws;

•	supporting multiple languages;

•	reduced or limited protections of intellectual property rights;

•	more complicated logistical and distribution arrangements; and

•	longer accounts receivable cycles and difficulties in collecting receivables.

The above risks associated with our international operations and sales activities can restrict or adversely affect our ability to sell in international markets, disrupt our business, and subject us to additional costs of doing business.

Our reported financial results could suffer if there is an impairment of goodwill or acquired intangible assets.

We are required to (i) test annually, and review when circumstances warrant, the value of our goodwill associated with acquisitions, and (ii) test the value of our acquisition-related intangible assets when circumstances warrant determining if an impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the applicable carrying amount exceeds (i) the implied fair value of the goodwill or (ii) the estimated fair value of acquired intangible assets would be recognized. This would result in an incremental charge for that quarter which would adversely impact our earnings for the period in which the impairment was determined to have occurred. For example, such impairment could occur if the market value of our common stock falls below the carrying value of our net assets for a sustained period. Economic downturns in the past have contributed to extreme price and volume fluctuations in global stock markets that have reduced the market price of many technology company stocks, including ours. Such declines in our stock price or the failure of our stock price to recover from these declines, as well as any marked decline in our level of revenues or profit margins, increase the risk that goodwill may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of our goodwill or acquired intangible assets.

Legal proceedings may harm our business, results of operations, and financial condition.

We are a party to lawsuits and other legal proceedings in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We cannot provide assurance that we will not be a party to additional legal proceedings in the future. To the extent legal proceedings continue for long time periods or are adversely resolved, our business, results of operations, and financial position could be significantly harmed. For additional information regarding legal matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this Form 10-K and Note 10 to the consolidated financial statements included in this Form 10-K.

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
In the event any such claim against us was successful, and we could not obtain a license to the relevant technology on acceptable terms, license a substitute technology, or redesign our products or services to avoid infringement or misappropriation, our revenues, results of operations, and competitive position could be harmed.

The inability to successfully defend claims from taxing authorities or the adoption of new tax legislation could adversely affect our operating results and financial position.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those jurisdictions. Due to the complexity of tax laws in those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from tax authorities related to these differences could have an adverse impact on our results of operations, financial condition, and cash flows. In addition, legislative bodies in the various countries in which we do business may from time to time adopt new tax legislation that could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

We have in the past restructured or made other adjustments to our workforce in response to the economic environment, performance issues, acquisitions, and other internal and external considerations. Restructurings can among other things result in a temporary lack of focus and reduced productivity. These effects could recur in connection with future acquisitions and other restructurings and, as a result, our operating results and financial condition could be negatively affected.

Our products may contain defects which may cause us to incur significant costs, divert our attention from product development efforts, and result in a loss of customers.

Our existing products and any new or enhanced products we introduce may contain undetected software or hardware defects when they are first introduced or as new versions are released. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relation problems or loss of customers and reputation, all of which would harm our results of operations. A successful claim against us for an amount exceeding the coverage limit on our product liability insurance policy would force us to use our own resources, to the extent available, to pay the claim, which could result in an increase in our expenses and a reduction of our working capital available for other uses, thereby harming our profitability and capital resources.

Our failure to protect our intellectual property may significantly harm our results of operations and reputation.

Our success and ability to compete is dependent in part on our ability to establish, protect, and maintain our proprietary rights to our intellectual property. We currently rely on a combination of patent, trade secret, trademark, and copyright laws, and restrictions on disclosure and use, to establish, protect, and maintain our intellectual property rights. To date, we have relied primarily on trade secret laws to protect our proprietary processes and know-how. We also have patent applications and existing patents in the United States and other jurisdictions. We cannot be certain that any of these applications will be approved or that any such patents, if issued, or our existing patents, will be upheld. We also cannot be certain that our existing patents and any such additional patents, if issued, will be effective in protecting our proprietary technology.

We generally enter into assignment of rights and confidentiality agreements with our officers, employees, and consultants. We also generally limit access to and distribution of our source code and further limit the disclosure and use of our other proprietary information. However, these measures provide only limited protection of our intellectual property rights. In addition, we may not have signed agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. Any infringement or misappropriation of our intellectual property rights could result in significant litigation costs, and any failure to adequately protect our intellectual property rights could result in our competitors’ offering similar products, potentially resulting in loss of one or more competitive advantages, loss of market share, and decreased revenues.

Despite our efforts to protect our intellectual property rights, existing trade secret, copyright, patent, and trademark laws afford us only limited protection. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Accordingly, we may not be able to prevent misappropriation of our proprietary technologies or deter others from developing similar technologies. Others may attempt to copy or reverse engineer aspects of our products or obtain and use information that we regard as proprietary. Further, monitoring the unauthorized use of our products and our intellectual property rights is difficult. Litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our results of operations and reputation.

We have outstanding debt under our Credit Facility and may incur additional debt in the future, which could adversely affect our financial condition, liquidity, and results of operations.

On March 2, 2015, we entered into an amended and restated credit agreement establishing a senior secured credit facility (the “Credit Facility”) with certain institutional lenders. The amended and restated credit agreement, as amended to date, provides for a (i) term loan in the aggregate principal amount of $40 million, which was advanced to us on March 3, 2015, and (ii) revolving credit facility in the amount of $150 million. For additional information regarding our Credit Facility, see Note 3 to our consolidated financial statements included in this Form 10-K.

While no amounts are currently outstanding under the revolving credit facility, we may in the future borrow amounts under the revolving credit facility or any other credit facilities that we may obtain and use the proceeds to fund working capital needs and capital expenditures and use for other general corporate purposes, including acquisitions and stock repurchases. Increases in our aggregate levels of debt may adversely affect our operating results and financial condition by, among other things:

•	increasing our vulnerability to downturns in our business, competitive pressures, and adverse economic and industry conditions;

•	requiring the dedication of an increased portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

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

We follow an established investment policy and set of objectives designed to preserve principal and liquidity, to generate a market return given the policy’s guidelines and to avoid certain investment concentrations. The policy also sets forth credit quality standards and limits our exposure to any one non-government issuer. Our investment portfolio as of December 31, 2016 consisted of money market funds and U.S. Treasury, government agency, and corporate debt securities.

These investments are classified as available-for-sale and are recorded on our consolidated balance sheets at fair value. Although our investment portfolio’s amortized cost approximated fair value as of December 31, 2016, we cannot predict future market conditions or market liquidity, or the future value of our investments. As a result, we can provide no assurance that our investment portfolio will not be impaired in the future and that any such impairment will not materially and adversely impact our financial condition, results of operations, and cash flows.

Our business is subject to changing regulation that has resulted in increased costs and may continue to result in additional costs in the future.

We are subject to laws, rules, and regulations of federal and state regulatory authorities, including the Nasdaq and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. In recent years, these entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq, have issued new requirements and regulations and continue to develop additional regulations and requirements partly in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”) and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of the effectiveness of our internal control over financial reporting, have required, and continue to require, the commitment of significant financial and managerial resources. To the extent that we identify areas of our disclosures controls and procedures and/or internal controls requiring improvement, we may have to incur additional costs and divert management’s time and attention.

Because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We are also subject to laws, rules, and regulations of authorities in other countries where we do business, and these laws, rules, and regulations are also subject to change and uncertainty regarding their application and interpretation. The growth of our operations, both domestically and internationally, has resulted in and is likely to continue to result in increased expense, resources, and time spent on matters relating to compliance, including monitoring and training activities.

Compliance with SEC rules relating to “conflict minerals” may require us and our suppliers to incur substantial expense and may limit the supply and increase the costs of certain metals and minerals used in the manufacturing of our products.

In 2012, the SEC adopted disclosure requirements under Section 1502 of the Dodd-Frank Act regarding the source of certain conflict minerals for issuers for which such conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer, which are mined from the Democratic Republic of Congo (“DRC”) and adjoining countries. The metals covered by the rules include tin, tantalum, tungsten, and gold, commonly referred to as “3TG.” Because Ixia contracts to manufacture products which may contain tin, tantalum, tungsten, or gold, we are required under these rules to determine whether those minerals are necessary to the functionality or production of our products and, if so, the rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the DRC or an adjoining country (collectively referred to as “covered countries”). The time required to be spent by our management and the management of our suppliers in this endeavor could be significant. There may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. There can be no assurance that these costs will not have an adverse effect on our business, financial condition, or results of operations.

The implementation of these requirements could affect the sourcing and availability of products we purchase from our suppliers and contract manufacturers. This may also reduce the number of suppliers who provide products containing "conflict free" metals (i.e., metals that are not sourced in covered countries), and may affect our ability to obtain products in sufficient quantities, in a timely manner, or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may not be able to easily verify the origins for all metals used in our products. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

If we fail to maintain our relationships with industry experts, our products may lose industry and market recognition and sales could decline.

Our relationships with industry experts, in particular in the field of performance analysis and measurement of networks and network equipment, are critical for maintaining our industry credibility and for developing new products. These experts have established standard testing methodologies that evaluate new network equipment products and technologies. We provide these experts and their testing labs with our products and engineering assistance to perform tests on these new network equipment products and technologies. These industry experts refer to our products in their publications which has given our products industry recognition. In addition, these labs offer us the opportunity to test our products on the newest network equipment and technologies, thereby assisting us in developing new products that are designed to meet evolving technological needs. We cannot be certain that we will be able to maintain our relationships with industry experts or that our competitors will not maintain similar or superior relationships with industry experts. If we are unable to maintain our relationships with industry experts, or if competitors have superior relationships with them, our products may lose industry and market recognition which could harm our reputation and competitive position and cause our sales to decline.

Man-made problems such as cybersecurity attacks, computer viruses, or terrorism may disrupt our operations and harm our business, reputation, and operating results.

Our daily business operations require us to retain sensitive data such as intellectual property, proprietary business information, confidential employee information, and data related to customers, suppliers, and business partners within our networking infrastructure. The ongoing maintenance and security of this information is pertinent to the success of our business operations and our strategic goals, and organizations like ours are susceptible to multiple variations of attacks on our networks on a daily basis.

Despite our implementation of network security measures, our network may be vulnerable to cybersecurity attacks, computer viruses, break-ins, and similar disruptions. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Any such event could, among other negative consequences, disrupt our operations, harm our reputation and customer relationships, result in claims and litigation against us, and impose on us the costs of investigation, notification, and remediation. Accordingly, any such event could have a material adverse effect on our business, operating results, and financial condition.

Our networking infrastructure and related assets may be subject to unauthorized access by hackers, employee errors, or other unforeseen activities. Such issues could result in the disruption of business processes, network degradation, and system downtime, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information, and data related to our customers, suppliers, and business partners. To the extent that such disruptions occur, they may cause delays in the manufacture or shipment of our products and the cancellation of customer orders and, as a result, our business operating results and financial condition could be materially and adversely affected resulting in a possible loss of business or brand reputation.

In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruption to the economy and create further uncertainties in the economy. Energy shortages, such as gas or electricity shortages, could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

Our business and operations are subject to the risks of earthquakes, floods, hurricanes, and other natural disasters.

Our operations could be subject to natural disasters and other business disruptions, which could adversely affect our business and financial results. A number of our facilities and those of our suppliers, our contract manufacturers, and our customers are located in areas that have been affected by natural disasters such as ice and snow storms, earthquakes, floods, or hurricanes in the past. For example, currently, our corporate headquarters and many of our customers are located in California. California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires, and floods, which at times have disrupted the local economy and posed physical risks to our property. To mitigate some of this risk, certain of our U.S. and international locations are insured up to certain levels against losses and interruptions caused by earthquakes, floods, and/or other natural disasters. However, there can be no guarantee that such insurance may be adequate in the event of a natural disaster, and a significant natural disaster could have a material adverse impact on our business, operating results, and financial condition.

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

Our Board of Directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Furthermore, some provisions of our articles of incorporation and bylaws could delay or make more difficult a merger, tender offer, or proxy contest involving us. Our articles of incorporation include provisions that limit the persons who may call special meetings of shareholders and establish advance notice requirements for nominations for election to our Board of Directors and/or for proposing matters that can be acted on by shareholders at shareholder meetings. These and other provisions of our articles of incorporation and bylaws may have the effect of delaying, deferring, or preventing a change in our control despite possible benefits to our shareholders, may discourage bids at a premium over the market price of our common stock and may harm the market price of our common stock and the voting and other rights of our shareholders.

Our stock price may continue to be volatile.

The trading price of our common stock has fluctuated substantially in recent years. The trading price may be subject to future fluctuations in response to, among other events and factors: (i)  the global economic environment; (ii) variations in our quarterly operating results; (iii) the gain, loss or timing of significant orders; (iv) changes in earnings estimates by analysts who cover our stock or the stock of our competitors; (v) changes in our revenue and/or earnings guidance as periodically announced in our earnings calls or press releases; (vi) announcements of technological innovations and new products by us or our competitors; (vii) changes in domestic and international economic, political, and business conditions; (viii) consolidation and general conditions in our industry; (ix) the announcement of significant transactions, such as the recent announcement of the proposed acquisition of Ixia or any future proposed business acquisitions by us; and (x) changes in our executive management team. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market prices for many companies in our industry that have been unrelated to the operating performance of these companies. These market fluctuations have affected and may continue to affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2016, we leased and owned properties totaling approximately 432,000 square feet, of which approximately 1,000 square feet is owned. Our corporate headquarters is located in Calabasas, California, where we currently lease approximately 116,000 square feet of space which houses research and development, sales and marketing, finance and administration, and certain manufacturing operations. This lease terminates on May 31, 2023, with no extension options. We also lease office space for sales, support, marketing, operations, and/or administration in the United Kingdom, Ireland, Germany, France, Finland, Sweden, Canada, South Korea, Japan, China, Singapore, India, Malaysia, United Arab Emirates, Russia, Spain, Brazil, and Israel and in various states throughout the United States. Additionally, we lease research and development facilities in Romania, India, and Canada. We believe that our existing properties, including both owned and leased sites, will be adequate to meet our needs for the next 12 months, or that we will be able to obtain additional space when and as needed on acceptable terms.

From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our needs for the next 12 months, it may become necessary to lease or acquire additional or alternative space to accommodate future business needs.

Item 3. Legal Proceedings

For information on legal proceedings, see Note 10 to the consolidated financial statements included in this Form 10-K, which information is incorporated herein by reference. For information regarding a pending class action lawsuit relating to our proposed acquisition by Keysight, see "Litigation Relating to our Pending Acquisition by Keysight" in Note 15 to the consolidated financial statements included in this Form 10-K, which information is incorporated herein by reference.

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

	High	Low
2016
Fourth quarter	$17.00	$11.45
Third quarter	12.56	9.40
Second quarter	12.46	9.10
First quarter	12.63	8.50
2015
Fourth quarter	$15.50	$12.34
Third quarter	16.05	12.08
Second quarter	13.51	11.45
First quarter	12.54	9.84

As of February 21, 2017, there were approximately 13 registered shareholders of record.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. In addition, the terms of our credit facility, as amended, limits our ability to pay cash dividends on our capital stock.

The following graph compares the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the five-year period commencing December 31, 2011. We are one of the companies that make up the Nasdaq Telecommunications Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on December 31, 2011, and their relative performance is tracked through December 31, 2016. These indices are included only for comparative purposes as required by the rules of the SEC and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the our common stock. The stock price performance shown on the graph below is not necessarily indicative of future price performance. This graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Ixia under the Securities Act of 1933, as amended, or the Exchange Act.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Ixia	$100.00	$161.56	$126.64	$107.04	$118.27	$153.19
NASDAQ Composite	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54
NASDAQ Telecommunications	$100.00	$102.78	$143.40	$149.42	$144.02	$153.88

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

On February 23, 2016, we announced a share repurchase program authorizing the repurchase of up to $25 million of our common stock. The program expired on February 22, 2017.

For the year ended December 31, 2016, we repurchased 707,332 shares of our common stock pursuant to the program. As of December 31, 2016, a total of approximately $18.2 million (exclusive of brokers' commissions) remained available for future repurchases under the program.

Under the program, we were authorized, from time to time and subject to general business and market conditions, alternative investment opportunities, and other factors, repurchase our shares in open market purchases, in privately negotiated transactions, and/or through other means, including pursuant to trading plans intended to comply with Rule 10b5-1 under the Exchange Act.

The following table summarizes our stock repurchase activity for the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2016 - October 31, 2016	—	$—	—	$18,161,932
November 1, 2016 - November 30, 2016	—	—	—	18,161,932
December 1, 2016 - December 31, 2016	—	—	—	18,161,932
	—		—

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements included in this Form 10-K. The consolidated statement of operations data set forth below for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the years ended December 31, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are prepared on a consistent basis with the consolidated financial statements presented herein and have been derived from our audited consolidated financial statements that are not included in this Form 10-K.

	2016	2015	2014	2013(3)	2012(4)
Consolidated Statement of Operations Data (in thousands, except per share data):
Revenues:
Products	$311,203	$361,923	$325,455	$352,712	$330,315
Services	173,642	155,014	139,003	114,544	83,119
Total revenues	484,845	516,937	464,458	467,256	413,434

Costs and operating expenses: (1)
Cost of revenues – products (2)	87,528	97,415	98,815	89,136	71,668
Cost of revenues – services	16,041	16,443	16,166	13,867	10,493
Research and development	102,534	113,443	115,156	117,502	98,169
Sales and marketing	161,604	155,211	151,765	137,724	117,214
General and administrative	58,975	68,925	66,475	47,158	45,607
Amortization of intangible assets	39,099	42,315	46,901	40,805	30,018
Acquisition and other related	785	656	3,277	6,920	11,861
Restructuring(5)	(130)	(517)	10,310	1,840	4,077
Total costs and operating expenses	466,436	493,891	508,865	454,952	389,107
Income (loss) from operations	18,409	23,046	(44,407)	12,304	24,327
Interest income and other, net(6)	310	(372)	(24)	6,269	2,255
Interest expense(7)	(1,930)	(8,331)	(8,266)	(7,771)	(7,215)
Income (loss) before income taxes	16,789	14,343	(52,697)	10,802	19,367
Income tax expense (benefit)(8)	50,700	8,392	(11,105)	(1,068)	(26,093)
Net (loss) income	$(33,911)	$5,951	$(41,592)	$11,870	$45,460
(Loss) earnings per share:
Basic	$(0.42)	$0.07	$(0.54)	$0.16	$0.63
Diluted	$(0.42)	$0.07	$(0.54)	$0.15	$0.59
Weighted average number of common and common equivalent shares outstanding:
Basic	81,470	79,633	77,629	75,757	72,183
Diluted	81,470	81,459	77,629	77,513	84,505

	2016(8)	2015	2014	2013(3)	2012(4)(8)
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$71,759	$52,472	$46,394	$34,189	$47,508
Short-term investments in marketable securities	71,251	14,504	79,760	51,507	126,851
Working capital	134,834	69,725	(44,758)	128,960	227,309
Long-term investments in marketable securities	—	—	—	—	3,119
Total assets	757,567	779,877	868,791	885,403	815,729
Convertible senior notes(7)	—	—	198,880	197,680	196,480
Term loan	33,586	37,532	—	—	—
Total liabilities	246,030	260,866	387,700	386,291	368,231
Total shareholders’ equity	511,537	519,011	481,091	499,112	447,498

(1)	Stock-based compensation included in:

Cost of revenues – products	$280	$315	$331	$550	$423
Cost of revenues – services	108	120	126	209	162
Research and development	6,489	6,625	6,843	8,065	6,242
Sales and marketing	5,944	4,730	5,624	7,367	5,352
General and administrative	5,886	7,186	3,595	4,571	7,462

(2)
Cost of revenues – products excludes amortization of intangible assets related to purchased technology of $25.3 million, $25.7 million, $28.9 million, $26.0 million, and $20.3 million for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively, which is included in Amortization of intangible assets.

(3)	During the year ended December 31, 2013, we completed the acquisition of Net Optics, Inc. for approximately $187.4 million.

(4)	During the year ended December 31, 2012, we completed the acquisitions of Anue, Inc. and BreakingPoint Systems, Inc. for approximately $152.4 million and $163.7 million, respectively.

(5)
In each of 2012 and 2014, our management approved, committed to, and initiated a plan to restructure our operations in light of our acquisitions of BreakingPoint, Inc. in 2012 and Net Optics, Inc. in 2013, respectively. In 2013, management approved, committed to, and initiated a plan to restructure certain operations related to our network test products. In 2014, management approved, committed to, and initiated a plan to restructure our operations to better align our operating costs with our business opportunities.

(6)	In 2013, we recorded realized gains of $2.9 million related to the sale of previously written down auction rate and corporate debt securities.

(7)
In December 2010, we issued $200 million in aggregate principal amount of 3.00% convertible senior notes that matured on December 15, 2015. The interest was payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2011. During each of 2012, 2013, and 2014, we made interest payments of $6.0 million. During 2015, we made interest payments of $4.9 million. In July 2015, we repurchased $65 million in aggregate principal amount of these notes, and in December 2015, the remaining outstanding notes in the aggregate principal amount of $135 million matured, and we repaid them in full.

(8)
In 2012, we released $34.8 million of our valuation allowance previously established against our U.S. deferred tax assets. The 2012 partial releases related primarily to the net deferred tax liabilities recorded as part of the Anue and BreakingPoint acquisitions. In 2016, our income tax expense includes a $42.9 million charge related to the establishment of a valuation allowance against our remaining net deferred tax assets in the U.S.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, many of which are outside of our control and are difficult for us to forecast or mitigate. The factors that could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us include the risks described elsewhere in this Form 10-K and in certain of our other SEC filings.

The consolidated results of operations for the years ended December 31, 2016, 2015, and 2014 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Business Overview

Ixia was incorporated in 1997 as a California corporation. We help customers validate the performance and security resilience of their applications and networks. Our test, visibility, and security products help organizations make their, and their customers physical and virtual networks stronger. Enterprises, service providers, network equipment manufacturers, and governments worldwide rely on our solutions to validate new products before shipping and secure ongoing operation of their networks with better visibility and security. Our product solutions consist of our high performance hardware platforms, software applications, and services, including warranty and maintenance offerings.

Pending Acquisition. We have entered into an Agreement and Plan of Merger, dated as of January 30, 2017 (the "Merger Agreement"), with Keysight Technologies, Inc. (“Keysight”) and, by a joinder dated February 2, 2017, Keysight Acquisition, Inc., a wholly owned subsidiary of Keysight (“Merger Sub”). Pursuant to the Merger Agreement, subject to the approval of the Merger Agreement and the principal terms of the Merger Agreement by our shareholders and the satisfaction of other conditions to the completion of the merger specified in the Merger Agreement, Merger Sub will be merged with and into Ixia (the "Merger"), with Ixia surviving the Merger as a wholly owned subsidiary of Keysight.

At the effective time of the Merger, each share of our common stock that is issued and outstanding immediately prior to the Merger will be converted into the right to receive $19.65 in cash, without interest (“Per Share Merger Consideration”), subject to any applicable tax withholding, other than shares owned by Keysight or Merger Sub, or by any subsidiary of Keysight, Merger Sub, or us (which will be canceled with no consideration paid or payable therefor), or any shares with respect to which dissenters’ rights under California law have been properly exercised and not withdrawn. Options, whether vested or unvested, to acquire our common stock that are outstanding immediately prior to the consummation of the Merger will, at the effective time, become fully vested (to the extent not then vested) and will be canceled in exchange for the right to receive an amount in cash equal to the excess, if any, of the Per Share Merger Consideration over the exercise price per share of such options, less any applicable taxes required to be withheld. Each restricted stock unit covering shares of our common stock that is outstanding immediately prior to the consummation of the Merger will, at the effective time, become fully vested and will be cancelled in exchange for the right to receive an amount in cash equal to the Per Share Merger Consideration (with any restricted stock units subject to performance-based vesting conditions to be deemed earned at target performance levels), subject to any applicable tax withholding.

Each of Keysight's, Merger Sub's, and our obligation to consummate the Merger is subject to customary closing conditions, including (i) the approval of the Merger Agreement and the principal terms of the Merger by the affirmative vote of the holders of a majority of the total number of shares of our common stock outstanding; (ii) the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of necessary approvals from certain foreign antitrust authorities; (iv) the absence of an order, judgment, injunction, or law prohibiting the consummation of the Merger; (v) the accuracy of the representations and warranties of the other party or parties contained in the Merger Agreement (subject to certain qualifications set forth in the Merger Agreement); and (vi) the other party’s or parties' compliance with or performance in all material respects of its or their pre-closing covenants and agreements contained in the Merger Agreement. Consummation of the Merger is not subject to a financing condition.

Subject to certain limitations set forth in the Merger Agreement, Keysight, Merger Sub, and we have each agreed to use reasonable best efforts to (i) consummate the Merger and the other transactions contemplated by the Merger Agreement, (ii) obtain from any governmental authority any consent, approval, authorization, waiver, or order required to be obtained or made by any party to the Merger Agreement and avoid any legal proceedings by any governmental authority, and (iii) make all necessary filings, and thereafter make any other required submissions, with respect to the Merger Agreement required under applicable law, including any applicable antitrust laws.

The Merger Agreement contains certain termination rights of Keysight and us, and provides that we will be required to pay Keysight a termination fee of approximately $59.7 million upon termination of the Merger Agreement under certain circumstances, including, but not limited to, if we accept a superior acquisition proposal. In addition, if we validly terminate the Merger Agreement for Keysight’s failure to close when required to do so pursuant to the Merger Agreement, Keysight will be required to pay us a termination fee of $500 million. Either Keysight or Ixia may terminate the Merger Agreement if the Merger is not consummated by the “end date” of the Merger Agreement, which is 5:00 p.m. (Eastern Time) on October 30, 2017, subject to certain limitations.

Additional information regarding the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on February 1, 2017, including in the copy of the Merger Agreement that is attached thereto as Exhibit 2.1.

Overview. Our cash, cash equivalents, and marketable securities, in the aggregate, increased by $76.0 million to $143.0 million at December 31, 2016 from $67.0 million at December 31, 2015. This increase was primarily due to net cash provided by our operating activities of $81.2 million and $15.5 million in proceeds received from the exercises of share-based awards, partially offset by the use of $8.7 million for capital expenditures, $6.9 million for the repurchase of stock under our share repurchase program that expired on February 22, 2017, and $3.5 million for the repayment of debt. During 2016, total revenues declined primarily as a result of lower sales of certain Network Test Solutions products to our NEM customers, partially offset by growth in our service revenues.

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

On January 25, 2016, we entered into an amendment to the Credit Agreement which, among other modifications, increased the commitments under the Revolving Credit Facility to an aggregate amount of up to $150 million and extended the maturity date of the Revolving Credit Facility from February 15, 2018 to February 15, 2020. The maturity date of the Term Loan is February 15, 2018. The aggregate amount available under the Revolving Credit Facility is, upon our request and subject to the receipt of increased commitments from the lenders under the Credit Agreement or additional lenders, subject to increase by an aggregate amount of up to $100 million.

We are permitted to prepay outstanding loans under the Credit Facility at any time without premium or penalty. We may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that we repay or prepay under the Term Loan.

Restructuring Activities. During the third quarter of 2014, our management approved, committed to, and implemented a company-wide initiative (the “2014 Corporate Restructuring”) to restructure our operations to better align our operating costs with our business opportunities. The restructuring included a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5.0% of our worldwide work force at that time. In connection with the 2014 Corporate Restructuring, we have recorded a total of approximately $6.1 million in restructuring costs related to employee termination benefits and exiting certain of our facilities in India and Romania, all of which is included within the Restructuring line item in the consolidated statements of operations included in this Form 10-K. The 2014 Corporate Restructuring was substantially completed in the fourth quarter of 2014 and was estimated to provide future cost savings of approximately $17 million on an annualized basis, with the cost savings principally driven by a reduction in headcount-related costs, and to a lesser extent, facilities-related savings.

During the first quarter of 2014, our management approved, committed to, and initiated a plan to restructure our operations following our December 5, 2013 acquisition of Net Optics (the “Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting our research and development team in Israel and Santa Clara, California), which represented approximately 2.3% of our worldwide work force at that time. In connection with the Net Optics Restructuring, we have recorded a total of approximately $3.5 million in restructuring costs related to employee termination benefits and the termination of a subsidiary's facility lease in Israel, all of which was included within the Restructuring line item in the consolidated statements of operations included in this Form 10-K. The Net Optics Restructuring was substantially completed during the second quarter of 2014. Significant future costs savings were not expected as the restructuring was executed in conjunction with the acquisition of Net Optics.

Revenues. Our revenues are principally derived from the sale and support of our network test and network visibility solutions.

Sales of our network test hardware products primarily consist of the sale of traffic generation and analysis hardware platforms containing multi-slot chassis and interface cards. Our primary network test hardware platform is enabled by our operating system software that is essential to the functionality of the hardware platform. Sales of our network visibility hardware products typically include the sale of an integrated, purpose-built hardware appliance with essential, proprietary software. Our software products primarily consist of a comprehensive suite of technology-specific applications for certain of our network test hardware platforms. Our software products are typically installed on and work with our hardware products to further enhance the core functionality of the overall network test system, although some of our software products can be operated independently from our network test platforms.

Our service revenues primarily consist of technical support, warranty, and software maintenance services revenues related to our network test and visibility hardware and software products. Most of our products include up to one year of these services with the initial product purchase, and our customers may separately purchase extended services for annual or multi-year periods. Our technical support, warranty, and software maintenance services include assistance with the set-up, configuration, and operation of our products, repair or replacement of defective products, bug fixes, and unspecified when and if available software upgrades. For certain network test products, our technical support and software maintenance service revenues also include revenues from the sale of our Application and Threat Intelligence ("ATI") subscription service, which provides a comprehensive suite of application protocols, software updates, and technical support. The ATI subscription service provides full access to the latest security attacks and application updates for our customers' use in real-world test and assessment scenarios. Our customers may purchase the ATI subscription service for annual or multi-year periods. Service revenues also include training and other professional services revenues.

During the three years ended December 31, 2016, our network test Ethernet interface cards, including our 1 Gigabit Ethernet, 10 Gigabit Ethernet, and high speed Ethernet interface cards, represented the majority of our product revenues. During 2016, our 10 Gigabit Ethernet interface cards continued to be our strongest seller, but we also saw a significant increase in demand for our high speed Ethernet cards as a result of the shipment of newer technologies and network infrastructure upgrades. Over the longer term, while we expect the sale of our network test Ethernet interface cards to continue to represent a significant amount of our revenues, we also expect to see some decline in such revenues as a percentage of total revenues as we expect the sales of our network visibility and other network test solutions to increase.

We have historically generated a significant portion of our revenues from sales to network equipment manufacturers, but this percentage has been declining over the past several years. While we expect that we will continue to have some customer concentration with network equipment manufacturers, we expect to continue to see revenues from sales to network equipment manufacturers to decline as a percentage of total revenues, given that we expect to sell our products to a wider variety and increasing number of service providers, enterprise, and government customers. To the extent that we develop a broader and more diverse customer base, our reliance on any one customer or customer type should diminish. No one customer accounted for 10% or more of our total revenues in 2016, 2015, or 2014.

From a geographic perspective, we generated revenues from shipments to international locations of $211.6 million, or 43.6%, of our total revenues in 2016, $199.1 million, or 38.5%, of our total revenues in 2015, and $189.3 million, or 40.8% of our total revenues in 2014.

Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized as expense in our financial statements based on the estimated fair values for accounting purposes on the grant date. For the years ended December 31, 2016, 2015, and 2014, stock-based compensation was $18.7 million, $19.0 million, and $16.5 million, respectively. Our stock-based compensation was relatively unchanged for the year ended December 31, 2016 as compared to 2015. Our stock-based compensation expense increased for the year ended December 31, 2015 as compared to 2014 primarily due to the recognition of expense in 2015 related to certain performance based awards granted to executives with no such comparable expense in 2014. The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2017 through 2021 related to share-based awards unvested as of December 31, 2016 is approximately $19.7 million. To the extent that we grant share-based awards, future expense may increase by the additional unearned compensation resulting from those grants. We anticipate that we will continue to grant additional share-based awards in the future as part of our long-term incentive compensation programs. The impact of future grants cannot be estimated at this time because it will depend on a number of factors, including the amount of share-based awards granted and the then current fair values of such awards for accounting purposes.

Cost of Revenues. Our cost of revenues related to the sale of our hardware and software products includes materials, payments to third-party contract manufacturers, royalties, and salaries and other expenses related to our manufacturing and supply operations personnel. We outsource the majority of our manufacturing operations; accordingly, a significant portion of our cost of revenues related to our products consists of payments to our contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services, professional services, and extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines, and technologies of $25.3 million, $25.7 million, and $28.9 million for the years ended December 31, 2016, 2015, and 2014, respectively, which are included within our Amortization of intangible assets line item in our consolidated statements of operations included in this Form 10-K.

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

Operating Expenses. Our operating expenses are generally recognized when incurred and consist of research and development expenses, sales and marketing expenses, general and administrative expenses, amortization of intangible assets, acquisition and other related costs, and restructuring expenses.

•
Research and development expenses consist primarily of salaries and other personnel costs related to the design, development, testing, and enhancement of our products. We expense our research and development costs as they are incurred. We also capitalize and depreciate over a five-year period costs of our products used for internal purposes. We plan to continue to strategically invest in research and development and new products and technology, as we believe that such investment is critical to attaining our strategic objectives and will further differentiate us in the marketplace.

•
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in direct sales, sales support, and marketing functions, as well as tradeshow, promotional, and advertising expenditures. We also capitalize and depreciate over a two-year period costs of our products used for sales and marketing activities, including product demonstrations for potential customers.

•
General and administrative expenses consist primarily of salaries and related expenses for certain executive, finance, legal, human resources, information technology, and administrative personnel, as well as professional fees (e.g., legal and accounting), facility costs related to our corporate headquarters, insurance costs, and other general corporate expenses. General and administrative expenses also include costs related to internal and other investigations, shareholder litigation, and related matters.

•
Amortization of intangible assets consists of the recognition of the purchase price of various intangible assets over their estimated useful lives. The future amortization expense of acquired intangible assets depends on a number of factors, including the extent to which we acquire additional businesses, technologies, and product lines or are required to record impairment charges related to our acquired intangible assets. See Note 8 to the consolidated financial statements included in this Form 10-K.

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

Interest expense consists of interest on our convertible senior notes, which were issued in December 2010 and repaid in 2015, interest on our Term Loan, amortization of debt issuance costs, and commitment fees on the unused portion of prior and current revolving credit facilities. See Note 3 to the consolidated financial statements included in this Form 10-K.

Income tax expense (benefit) is determined based on the amount of earnings and enacted federal, state, and foreign tax rates, adjusted for allowable credits and deductions, and for other effects of equity compensation plans. Our income tax provision may be significantly affected by changes to our estimates for tax in jurisdictions in which we operate and other estimates utilized in determining the global effective tax rate. Such changes could have a substantial impact on the income tax provision. Our income tax provision could also be significantly impacted by estimates surrounding our uncertain tax positions and the recording of valuation allowances against certain deferred tax assets, and changes to these valuation allowances. We reevaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

Our effective tax rate differs from the federal statutory rate due to state taxes, significant permanent differences, federal and foreign tax rate differences, inter-company royalties, research and development tax credits, and in 2016, charges to income tax expense related to the establishment of a valuation allowance against our remaining net U.S. deferred tax assets. Significant permanent differences arise due to stock-based compensation expenses that are not expected to generate a tax deduction, such as stock-based compensation expenses on grants to employees at foreign locations, offset by tax benefits from disqualifying dispositions. For additional information, see Note 9 to the consolidated financial statements included in this Form 10-K.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence. Objectively verifiable evidence includes our realization of tax attributes, utilization of both tax credits and net operating loss carryforwards during the year.

Prior to the fourth quarter of 2016, we maintained a valuation allowance against our net U.S. deferred tax assets of $1.1 million related to our realized capital loss carryforwards. In the fourth quarter of 2016, we evaluated the need for a valuation allowance against our remaining net deferred tax assets in the U.S. and concluded that a full valuation allowance was warranted due to the realization of a three-year cumulative pre-tax book loss in the U.S. As a result, a non-cash income tax charge of $42.9 million was recorded as of December 31, 2016 to establish a valuation allowance against our remaining net deferred tax assets in the U.S. We also maintain a valuation allowance in the amount of $1.0 million against our Australian deferred tax assets related to net operating loss carryforwards that are not expected to be realized. The release of these valuation allowances, or a portion thereof, in future periods would have a favorable impact on our effective tax rate. We will continue to monitor the need for a valuation allowance each reporting period, and at this time, it is uncertain when and if such a release of these valuation allowances may occur.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, write-downs for obsolete inventory, income taxes, acquisition purchase price allocation, impairments of long-lived assets, goodwill and marketable securities, stock-based compensation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates.

We apply the following critical accounting policies in the preparation of our consolidated financial statements:

•
Revenue Recognition Policy. We exercise significant judgment and use estimates in connection with the determination of the amount of revenue that is recognized in each accounting period and the allocation of those amounts to either product or services revenue. We recognize our revenue in accordance with authoritative guidance on both hardware and software revenue recognition. For our hardware and software products and related services, we recognize revenue based on the following four criteria: whether (i) evidence of an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., risks and rewards of ownership have passed to the customer); (iii) the sales price is fixed or determinable; and (iv) collectability is deemed reasonably assured (or probable for software-related deliverables). Provided that the above criteria are met, revenue from hardware and software product sales is typically recognized upon shipment, and service revenues are recognized as the services are provided or completed. Our service revenues from our initial and separately purchased technical support, warranty, and software maintenance arrangements are recognized on a straight-line basis over the applicable contractual period.

Our systems are typically fully functional at the time of shipment and do not require us to perform any significant production, modification, customization, or installation after shipment. If our arrangements include acceptance provisions based on customer specified criteria for which we cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period. In addition, our arrangements generally do not include any provisions for cancellation, termination, or refunds.
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

The allocated value of each non-software deliverable is then recognized as revenue when each element is delivered, provided all of the other revenue recognition criteria discussed above have been met. For software deliverables, the total software group allocation (or total arrangement consideration for customer orders that include only software products and related services) is assigned to each deliverable based on VSOE in accordance with software revenue recognition guidance as described under step two of the allocation process above. We determine VSOE of fair value based on a bell-shaped curve approach, considering the actual sales prices charged to customers when the same element is sold separately, provided it is substantive. As we do not sell our software products without technical support, warranty, and software maintenance services, we are unable to establish VSOE for our software products, and therefore use the residual method under the software revenue recognition guidance to allocate the software group (or arrangement) value to each software deliverable. Under the residual method, the software group (or arrangement) value is allocated first to the undelivered elements, typically technical support, warranty, and software maintenance services based on VSOE, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met. If VSOE cannot be established for an undelivered element within the software group (or arrangement), we defer the entire value allocated to the software group (or arrangement) until the earlier of (i) delivery of all elements (other than technical support, warranty, and software maintenance services) or (ii) establishment of VSOE of the undelivered element(s). If the only undelivered element(s) relates to a service for which VSOE has not been established, the entire allocated value of the software group (or arrangement) is recognized as revenue over the longer of the service or contractual period of the technical support, warranty, and software PCS. Refer to Note 1, Significant Accounting Policies, for further detail regarding the allocation of value and revenue recognition timing on multiple element revenue arrangements.
VSOE of fair value typically only exists for our technical support, warranty, and software maintenance services (“Support”). VSOE of fair value is established using the bell-shaped curve approach for a subgroup when a substantial majority (generally greater than 75%) of the transactions are priced within a reasonably narrow range (generally plus or minus 15% from the list price, which approximates the median). On a regular basis, we separately sell Support upon the expiration of the initial contractual periods included in an initial sales arrangement (“Support Renewals”). The population of Support Renewals is used in the bell-shaped curve approach to establish VSOE of fair value of Support and consists of actual sales prices charged to customers for Support Renewals, and includes only Support Renewals sold separately on a stand-alone basis. We review these standalone sales of our Support Renewals for VSOE of fair value of Support on a quarterly basis (“VSOE Analysis”). Our pricing for Support Renewal transactions is generally based on a percentage of our list price for the product for which the Support Renewal is being purchased. When pricing conditions vary significantly, we further stratify the population of stand-alone sales of our Support Renewals based on Support Renewal pricing conditions and separately analyze these subgroups of Support Renewal transactions. Our Support Renewal pricing conditions consist of the underlying product type, product family, customer type, and the geographic region in which the sale is made.
Our pricing practices may be required to be modified as our business and offerings evolve over time, which could result in changes in selling prices, including both VSOE and BESP, in subsequent periods. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement. The facts and circumstances we may consider include, but are not limited to, prices charged for similar offerings, if any, our historical pricing practices as well as the nature and complexity of different technologies being licensed and geographies.
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

•
Acquisition Purchase Price Allocation. When we acquire a business, product line, or rights to a product or technology, we allocate the purchase price to the various tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions, some of which may be based in part on historical experience and information obtained from the management of the acquired business, and are inherently uncertain. Many of the estimates and assumptions used to determine fair values, such as those for purchased technologies and customer relationships, are made based on forecasted information and discount rates. To assist in the purchase price allocation process as well as the determination of estimated useful lives of acquired intangible assets, we may obtain appraisals from valuation specialists. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates and assumptions.

•
Write-Down of Excess or Obsolete Inventory. We write down inventory for estimated obsolescence, excessive quantities, or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon market and economic conditions, technology changes, new product introductions, and changes in strategic business direction, and requires estimates that may include elements that are uncertain. If actual future demand is less favorable than our initial estimate, additional inventory write-downs may be required and would be reflected in cost of goods sold in the period the revision is made. Once written down, the inventory reserves are not reversed until the inventory is disposed of or sold.

•
Income Taxes. We operate in numerous states and countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions.  Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In determining whether we need to record a valuation allowance against our deferred tax assets, management must make a number of estimates, assumptions, and judgments, including estimates of future earnings and taxable income. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The determination to record or release valuation allowances requires significant judgment. In the fourth quarter of 2016, we concluded that it is more likely than not that all of our net deferred tax assets in the U.S. may not be realized. Our conclusion was due to the realization of a three year cumulative pre-tax book loss in the U.S.

Annually, we file tax returns that represent our filing positions with each jurisdiction and settle our tax return liabilities. Each jurisdiction has the right to audit those returns and may take different positions with respect to income and expense allocations and taxable earnings determinations. We may provide for estimated liabilities in our consolidated financial statements associated with uncertain tax return filing positions that are subject to audit by various tax authorities. Because the determinations of our annual provisions are subject to assumptions, judgments, and estimates, it is likely that actual results may vary from those recognized in our consolidated financial statements. As a result, additions to, or reductions of, income tax expense will occur each year for prior reporting periods as our estimates or judgments change, or as actual tax returns and tax audits are settled. We recognize any such prior year adjustments in the discrete quarterly period in which it is determined.

•
Goodwill. We record goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. We evaluate the recoverability of our goodwill on an annual basis or if events or changes in circumstances indicate that impairment in the value of goodwill recorded on our balance sheet may exist. We have determined that we have one reporting unit for goodwill impairment testing purposes. The fair value of the Company’s reporting unit is determined using the market capitalization of Ixia, which considers the observed market price of the Company’s publicly-traded equity securities on the impairment test date. The fair value of the Company’s reporting unit is then compared to the carrying amount of the Company’s reporting unit under “step 1” of the impairment testing model. If the carrying value of the reporting unit exceeds its fair value, then the fair value of goodwill is determined and compared to its carrying value under “step 2.” Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value. Currently, management believes that it is not at risk of failing the “step 1” impairment test because the Company’s market capitalization is significantly in excess of the carrying value of the reporting unit.  We completed our annual goodwill impairment test of our single reporting unit as of December 31, 2016 and determined that there was no impairment.

•
Long-lived Asset Valuation (Intangible Assets and Property, Plant and Equipment). We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is determined using a discounted cash flow analysis that involves the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information, and discount rates. No such impairment charges were recorded during the years ended December 31, 2016, 2015, and 2014.

•
Stock-Based Compensation. Share-based payments, including grants of stock options, restricted stock units, and employee stock purchase rights, are recognized based on the estimated fair values for accounting purposes on the grant date. We use the Black-Scholes option pricing model to estimate the fair value for accounting purposes of stock options and employee stock purchase rights. We use the grant date closing share sales price of a share of our common stock to estimate the fair value for accounting purposes of restricted stock units. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, and risk-free interest rate. The expected life and expected volatility are estimated based on historical data. The risk-free interest rate assumption is based on observed interest rates appropriate for the lives of our share-based awards. Stock-based compensation expense recognized in our consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. We recognize stock-based compensation expense based on the graded, or accelerated multiple-option, approach over the vesting period.

•
Impairment of Marketable Securities. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We have evaluated our investments as of December 31, 2016 and have determined that no investments with unrealized losses are other-than-temporarily impaired.

•
Contingencies and Litigation. We evaluate contingent liabilities, including threatened or pending litigation, and record accruals when the loss is deemed probable and the liability can reasonably be estimated. We make these assessments based on the facts and circumstances of each situation and in some instances following consultation with outside legal counsel.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	2016	2015	2014
Revenues:
Products	64.2%	70.0%	70.1%
Services	35.8	30.0	29.9
Total revenues	100.00	100.0	100.0
Costs and operating expenses: (1)
Cost of revenues – products (2)	18.1	18.8	21.3
Cost of revenues – services	3.3	3.2	3.5
Research and development	21.1	21.9	24.8
Sales and marketing	33.3	30.0	32.7
General and administrative	12.2	13.3	14.3
Amortization of intangible assets	8.1	8.2	10.1
Acquisition and other related costs	0.2	0.1	0.7
Restructuring	0.0	(0.1)	2.2
Total costs and operating expenses	96.2	95.5	109.6
Income (loss) from operations	3.8	4.5	(9.6)
Interest income and other, net	0.1	(0.1)	—
Interest expense	(0.4)	(1.6)	(1.8)
Income (loss) before income taxes	3.5	2.8	(11.4)
Income tax expense (benefit)	10.5	1.6	(2.4)
Net (loss) income	(7.0)%	1.2%	(9.0)%

(1)	Stock-based compensation included in:

Cost of revenues – products	0.1%	0.1%	0.1%
Cost of revenues – services	0.0	0.0	0.0
Research and development	1.3	1.3	1.5
Sales and marketing	1.2	0.9	1.2
General and administrative	1.2	1.4	0.8

(2)
Cost of revenues – products excludes amortization of intangible assets related to purchased technology, as a percentage of total revenues, of 5.2%, 5.0%, and 6.2% for the years ended December 31, 2016, 2015, and 2014, respectively, which is included in Amortization of intangible assets.

Comparison of the Years Ended December 31, 2016 and 2015

Revenues. During the year ended December 31, 2016, total revenues decreased 6.2% to $484.8 million from the $516.9 million recorded in the year ended December 31, 2015.

The following table presents revenue by product line (in thousands):

	Year ended December 31,
	2016	2015
Product revenues	$223,945	$271,247
Service revenues	125,612	115,367
Total Network Test Solutions	349,557	386,614

Product revenues	87,258	90,676
Service revenues	48,030	39,647
Total Network Visibility Solutions	135,288	130,323
Total Revenues	$484,845	$516,937

During the year ended December 31, 2016, revenues from our Network Test Solutions product line decreased 9.6% to $349.6 million compared to $386.6 million recorded in the year ended December 31, 2015. The year-over-year decrease in revenue for Network Test Solutions was principally driven by a decrease in product revenues, which was primarily due to a lower volume of shipments of our 1 Gigabit ("1G") and 10 Gigabit ("10G") Ethernet interface cards, partially offset by higher revenues recognized on technical support, warranty, and software maintenance services.

During the year ended December 31, 2016, revenues from our Network Visibility Solutions product line increased 3.8% to $135.3 million compared to $130.3 million recorded in the year ended December 31, 2015. The year-over-year increase in revenues for Network Visibility Solutions was driven primarily by an increase in revenues recognized on our technical support, warranty, and software maintenance services contracts.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 21.4% in the year ended December 31, 2016 from 22.0% in the year ended December 31, 2015. This percentage decrease was primarily due to the mix of product and service revenues, as a higher percentage of our revenues came from sales of services, which have lower direct costs associated with them.

Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines, and technologies of $25.3 million and $25.7 million for the years ended December 31, 2016 and 2015, respectively, which are included within the Amortization of intangible assets line item in our consolidated statements of operations included in this Form 10-K.

Research and Development. During the year ended December 31, 2016, research and development expenses decreased 9.6% to $102.5 million from $113.4 million in the year ended December 31, 2015. This decrease was primarily due to lower bonus accruals in 2016.

Sales and Marketing. During the year ended December 31, 2016, sales and marketing expenses increased 4.1% to $161.6 million from $155.2 million in the year ended December 31, 2015. This increase was primarily due to higher salaries due, in part to an increase in headcount in sales and marketing personnel, and higher stock-based compensation, consulting, and online marketing expenses. These year-over-year increases were partially offset by lower bonus accruals and commission expense due, in part, to lower sales in 2016.

General and Administrative. During the year ended December 31, 2016, general and administrative expenses decreased 14.4% to $59.0 million from $68.9 million in the year ended December 31, 2015. This decrease was primarily due to lower bonus accruals in the current year, and to a lesser extent, lower professional fees and stock-based compensation expenses.

Amortization of Intangible Assets. During the year ended December 31, 2016, amortization of intangible assets decreased 7.6% to $39.1 million from $42.3 million in the year ended December 31, 2015. These decreases were primarily due to the completion of amortization periods for certain previously acquired intangible assets.

Acquisition and Other Related Costs. During the year ended December 31, 2016, acquisition and other related costs increased 19.7% to $785,000 compared to $656,000 in the year ended December 31, 2015. Acquisition and other related costs incurred in the year ended December 31, 2016 consisted primarily of professional fees incurred in connection with our evaluation of an unsolicited proposal to acquire the Company and our exploration of strategic alternatives available to us, which resulted in our pending acquisition by Keysight Technologies, Inc. Acquisition and other related costs incurred in the year ended December 31, 2015 primarily related to the final resolution and settlement of integration-related liabilities incurred in connection with the December 2013 acquisition of Net Optics.

Restructuring. During the years ended December 31, 2016 and 2015, we recorded net restructuring credits of approximately $130,000 and $517,000, respectively. The credits recorded in the Restructuring line item primarily relate to the settlement of previously accrued lease obligations on favorable terms, while restructuring credits recorded in the year ended December 31, 2015 also include the receipt of insurance settlement proceeds for costs previously charged to the Restructuring line item in our consolidated statements of operations.

Interest Income and Other, Net. Interest income and other, net was income of approximately $310,000 in the year ended December 31, 2016 compared to an expense of approximately $372,000 in the year ended December 31, 2015. The increase in income was primarily the result of lower foreign currency translation and transaction losses during 2016.

Interest expense. Interest expense, including the amortization of debt issuance costs, was $1.9 million and $8.3 million for the years ended December 31, 2016 and 2015, respectively. The decrease was primarily due to the 2015 repayment of our previously outstanding convertible senior notes, on which we incurred $4.9 million in interest expense and $1.3 million for the amortization and write-off of debt issuance costs in the prior year period.

Income Tax Expense. Income tax expense was $50.7 million, or an effective rate of 302.0%, in 2016 compared to income tax expense of $8.4 million, or an effective rate of 58.5%, in 2015. Our effective income tax rate is higher than our statutory rate primarily due to unrecognized tax benefits, non-deductible stock-based compensation, and intercompany activity such as inter-company royalties and transfers. Additionally, for the year ended December 31, 2016, we recorded a non-cash charge to income tax expense totaling $42.9 million to provide for a full valuation allowance against our net deferred tax assets in the U.S.

Comparison of the Years Ended December 31, 2015 and 2014

Revenues. During the year ended December 31, 2015, total revenues increased 11.3% to $516.9 million from the $464.5 million recorded in the year ended December 31, 2014.

The following table presents revenue by product line (in thousands):

	Year ended December 31,
	2015	2014
Product revenues	$271,247	$238,282
Service revenues	115,367	107,391
Total Network Test Solutions	386,614	345,673

Product revenues	90,676	87,173
Service revenues	39,647	31,612
Total Network Visibility Solutions	130,323	118,785
Total Revenues	$516,937	$464,458

During the year ended December 31, 2015, revenues from our Network Test Solutions product line increased 11.8% to $386.6 million from $345.7 million in the year ended December 31, 2014. The year-over-year increase in revenue for Network Test Solutions was principally driven by an increase in product revenues, which was primarily due to a higher volume of shipments of our high speed Ethernet interface cards, and to a lesser extent, higher revenues recognized on technical support, warranty, and software maintenance services.

During the year ended December 31, 2015, revenues from our Network Visibility Solutions product line increased 9.7% to $130.3 million compared to $118.8 million in the year ended December 31, 2014. The year-over-year increase in revenue for Network Visibility Solutions was driven primarily by an increase in revenues recognized on technical support, warranty, and software maintenance services.

Cost of Revenues. As a percentage of total revenues, our total cost of revenues decreased to 22.0% in the year ended December 31, 2015 from 24.8% in year ended December 31, 2014. This percentage decrease was primarily due to the realization of higher gross margins on certain of our products in 2015, and to a lesser extent, incremental operating leverage associated with higher revenues and relatively fixed indirect costs.

Cost of revenues does not include the amortization of purchased technology related to our acquisitions of certain businesses, product lines, and technologies of $25.7 million and $28.9 million for the years ended December 31, 2015 and 2014, respectively, which are included within our Amortization of intangible assets line item in our consolidated statements of operations included in this Form 10-K.

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

Sales and Marketing Expenses. During the year ended December 31, 2015, sales and marketing expenses increased 2.3% to $155.2 million from $151.8 million in the year ended December 31, 2014. This increase was primarily due to higher commissions and increases in bonus accruals. These year-over-year increases were partially offset by lower salaries and facilities expenses due, in part, to cost reductions as a result of our 2014 restructuring activities.

General and Administrative Expenses. During the year ended December 31, 2015, general and administrative expenses increased 3.7% to $68.9 million from $66.5 million in the year ended December 31, 2014. This increase was primarily due to higher stock-based compensation and bonus accruals, partially offset by lower legal fees due to a reduction in costs associated with our 2014 internal investigations and the securities class action and derivative actions then pending against us and certain of our current and former officers and directors.

Amortization of Intangible Assets. During the year ended December 31, 2015, amortization of intangible assets decreased 9.8% to $42.3 million from $46.9 million in the year ended December 31, 2014. This decrease was primarily due to the completion of amortization periods for certain previously acquired intangible assets.

Acquisition and Other Related Costs. During the year ended December 31, 2015, acquisition and other related costs decreased 80.0% to $656,000 from $3.3 million in the year ended December 31, 2014. During the years ended December 31, 2015 and 2014, acquisition and other related costs were primarily related to the 2013 acquisition of Net Optics and primarily consisted of: transaction and integration-related costs such as professional fees for legal, accounting, and tax services; integration-related consulting fees; certain employee, facility, and infrastructure costs; and other acquisition-related costs.

Restructuring. Restructuring costs for the year ended December 31, 2015 were a net credit of approximately $517,000 compared to costs of $10.3 million for the year ended December 31, 2014. Restructuring credits recorded in the year ended December 31, 2015 were primarily related to the receipt of insurance settlement proceeds for costs previously charged to the Restructuring line item in our consolidated statements of operations, and the impact of a favorable lease buyout. Restructuring costs incurred in the year ended December 31, 2014 were primarily related to our 2014 Corporate Restructuring and the Net Optics Restructuring, and lease termination costs.

Interest Income and Other, Net. Interest income and other, net was an expense of approximately $372,000 in the year ended December 31, 2015 compared to an expense of approximately $24,000 in the year ended December 31, 2014. This increase in expense was primarily due to higher foreign currency translation losses incurred during 2015 compared to 2014.

Interest expense. Interest expense, including the amortization of debt issuance costs, was $8.3 million for each of the years ended December 31, 2015 and 2014. Increases in 2015 in interest expense as a result of our Term Loan and amortization of debt issuance costs related to our credit facility were offset by lower interest expense related to our convertible senior notes as a result of the repurchase (prior to maturity) of a portion of the of our then outstanding notes in July 2015.

Income Tax Expense. Income tax expense was $8.4 million, or an effective rate of 58.5%, in 2015 as compared to an income tax benefit of $11.1 million, or an effective rate of 21.1%, in 2014. Our effective income tax rate in 2015 was higher than our statutory rate primarily due to increases in unrecognized tax benefits, non-deductible stock-based compensation and intercompany activity such as inter-company royalties and transfers.

Liquidity and Capital Resources

Our cash, cash equivalents, and marketable securities increased by $76.0 million to $143.0 million at December 31, 2016 from the $67.0 million reported at December 31, 2015. This increase was primarily due to net cash provided by our operating activities of $81.2 million and $15.5 million in proceeds received from the exercises of share-based awards, partially offset by the use of $8.7 million for capital expenditures, $6.9 million for the repurchase of stock under our share repurchase program, and $3.5 million for the repayment of debt.

Our cash, cash equivalents, and marketable securities in the aggregate decreased by $59.2 million to $67.0 million at December 31, 2015 from the $126.2 million reported at December 31, 2014, primarily due to the use of approximately $201.7 million to repay our debt obligations and $8.4 million for capital expenditures, offset partially by net cash provided by our operating activities of $98.8 million, cash of $38.7 million (net of debt issuance costs) received from the March 2015 funding of our Term Loan, and $13.7 million of proceeds received from the exercises of share-based awards.

Of our cash, cash equivalents, and investments in the aggregate, $33.6 million and $21.5 million were held outside of the United States in various foreign subsidiaries as of December 31, 2016 and December 31, 2015, respectively. Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided approximated $124.4 million and $100.5 million at December 31, 2016 and 2015, respectively. Under current tax laws and regulations, if our cash, cash equivalents, or investments associated with the subsidiaries’ undistributed earnings were to be repatriated in the form of dividends or deemed distributions, we would be subject to additional U.S. income taxes and foreign withholding taxes. We consider these funds to be indefinitely reinvested in our foreign operations and do not intend to repatriate them. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. We had no exposure to European sovereign debt as of December 31, 2016 and 2015.

The following table sets forth our summary cash flows for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash provided by operating activities	$81,176	$98,804	$38,071
Cash (used in) provided by investing activities	(66,542)	55,837	(34,916)
Cash provided by (used in) financing activities	4,653	(148,563)	9,050

Cash Flows from Operating Activities

Operating cash inflows are principally provided by cash collections on sales to our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, product costs, and facility-related payments. Going forward, our cash flows from operating activities will be impacted by (i) the extent to which we grow our customer sales; (ii) the extent to which we increase our headcount and enhance our infrastructure to generate additional business, develop new products and features, and support our growth; (iii) our working capital management; and (iv) interest paid to service our debt (See Note 3 to the consolidated financial statements included in this Form 10-K).

Net cash provided by operating activities was $81.2 million for the year ended December 31, 2016 compared to $98.8 million for the year ended December 31, 2015. This decrease in cash flow generated from operations compared to the prior year was primarily driven by the impact of changes in net working capital. Changes in accrued expenses had a negative impact on cash flows from operations in 2016 due to the payment of certain accrued expenses, primarily bonuses, that were accrued for in the prior year. This negative impact on cash flows was partially offset by a positive impact on cash flows in 2016 from decreases in accounts receivable as a result of increased cash collections during 2016.

Net cash provided by operating activities was $98.8 million for the year ended December 31, 2015 compared to $38.1 million for the year ended December 31, 2014. This increase in cash flow generated from operations was primarily driven by net earnings of $6.0 million for the year ended December 31, 2015 compared to net loss of $41.6 million for the year ended December 31, 2014. That change was primarily a result of higher revenues in the year ended December 31, 2015, and a positive impact on cash from net working capital changes of $14.1 million. The positive impact on cash from net working capital changes was primarily a result of increases in accrued expenses and other liabilities, due primarily to higher bonus and income tax accruals, and decreases in our inventory balances due to more efficient inventory management, partially offset by a negative impact on cash from an increase in accounts receivable driven by higher sales in 2015 and the timing of cash collections.

Cash Flows from Investing Activities

Our cash inflow from investing activities principally relates to proceeds from the sale and maturities of our investments in marketable securities. Our primary uses of cash from investing activities are for purchases of marketable securities investments and capital expenditures to support our growth, and in past years, we have used cash for the purchase of product, technology and/or business acquisitions. Going forward, we expect our cash flows from investing activities to fluctuate based on the timing of our sales, maturities and purchases of marketable securities, and the number of product, technology and/or business acquisitions, if any, that we close.

Net cash used in investing activities was $66.5 million for the year ended December 31, 2016, and net cash provided by investing activities was $55.8 million for the year ended December 31, 2015. Net cash used in investing activities during the year ended December 31, 2016 was primarily due to the use of $56.7 million for net purchases of marketable securities and $8.7 million for purchases of property and equipment. Net cash provided by investing activities for the year ended December 31, 2015 was primarily due to the net proceeds of $65.1 million from the net sale of marketable securities to help fund the repayment of our convertible senior notes, partially offset by $8.4 million for purchases of property and equipment.

Net cash provided by investing activities was $55.8 million for the year ended December 31, 2015, and net cash used in investing activities was $34.9 million for the year ended December 31, 2014. The increase in net cash provided by investing activities in the year ended December 31, 2015 as compared to the prior year period was primarily due to the sale of marketable securities to help fund the repayment of our convertible senior notes in 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.7 million for the year ended December 31, 2016 compared to net cash used in financing activities of $148.6 million for the year ended December 31, 2015. Net cash provided by financing activities during the year ended December 31, 2016 was primarily due to $15.5 million of proceeds received from the exercises of share-based awards, partially offset by the use of $6.9 million for the repurchase of common stock and $3.5 million for debt repayments under our Term Loan. Net cash used by financing activities during the year ended December 31, 2015 was primarily related to the July 2015 repurchase of certain of our outstanding convertible senior notes and the December 2015 repayment at maturity of our remaining outstanding convertible senior notes, and periodic repayments of our Term Loan, partially offset by borrowings under our Term Loan, net of deferred issuance costs, and proceeds received from the exercises of stock options and employee stock purchase plan options.

Net cash used in financing activities was $148.6 million for the year ended December 31, 2015, and net cash provided by financing activities was $9.1 million for the year ended December 31, 2014. This increase in cash used in financing activities was due to the 2015 repurchase of our previously outstanding convertible senior notes. The $9.1 million in cash provided by financing activities in 2014 was primarily due to proceeds received from the exercises of stock options and employee stock purchase plan options.

Prior to 2010, cash inflows from financing activities were principally related to proceeds from the exercises of stock options and employee stock purchase plan options. In December 2010, we raised $194 million in net proceeds from the issuance of $200 million in aggregate principal amount of convertible senior notes, which, to the extent they remained outstanding, matured and were repaid on December 15, 2015. On March 2, 2015, we entered into our Credit Agreement that provides for the Term Loan in the amount of $40 million and the Revolving Credit Facility currently in the maximum aggregate amount of $150 million. The original $60 million maximum amount of the Revolving Credit Facility was increased to $75 million in September 2015 and to the current amount of $150 million in January 2016. The maturity date of the Term Loan is February 15, 2018. The maturity date of the Revolving Credit Facility was extended in January 2016 from February 15, 2018 to February 15, 2020. The Revolving Credit Facility may, upon our request and subject to the receipt of increased commitments from existing lenders or additional lenders, be increased by the aggregate amount of up to $100 million.

The Term Loan requires quarterly repayments of principal of $1.0 million in the first quarter of 2017, and $1.5 million in each of the three quarters thereafter. The remaining principal balance of the Term Loan will be due and payable on February 15, 2018. We are permitted to prepay outstanding loans under the Credit Facility at any time without premium or penalty. We may re-borrow amounts under the Revolving Credit Facility, but we may not re-borrow amounts that we repay or prepay under the Term Loan. For additional information regarding the Term Loan and the Revolving Credit Facility, see Note 3 to the consolidated financial statements included in this Form 10-K.

Going forward, we expect our cash flows from financing activities to fluctuate based on (i) the number of exercises of share-based awards, which is partially dependent on the performance of our stock price, and (ii) the utilization of our Revolving Credit Facility. If deemed appropriate and approved by our Board of Directors, we may from time to time raise capital through debt or equity financings; refinance our existing debt under the Credit Agreement; and/or initiate additional stock buyback programs.

We believe that our existing balances of cash, cash equivalents, and investments, cash flows expected to be generated from our operations, and amounts available under our Credit Agreement will be sufficient to fund our operating needs, capital, investing and other commitments and contingencies for the next 12 months. We also may seek additional sources of capital as necessary or appropriate to fund acquisitions or to otherwise finance our growth or operations; there can be no assurance that such funds, if needed, will be available on favorable terms, if at all. Our access to the capital markets to raise funds, through the sale of equity or debt securities, is subject to various limitations, including conditions in U.S. capital markets.

Share Repurchase Program

On February 23, 2016, we announced that our Board of Directors had authorized a share repurchase program (the "Program") under which we were authorized, over the 12 months following the announcement, to acquire up to $25 million of our common stock. Under the Program, which expired on February 22, 2017, we were authorized, from time to time and subject to general business and market conditions, alternative investment opportunities, and other factors, to repurchase shares in open market purchases, in privately negotiated transactions, and/or through other means, including pursuant to trading plans intended to comply with Rule 10b5-1 under the Exchange Act. Repurchases under the Program were funded using our available cash and cash equivalents, including cash available under our Revolving Credit Facility. During the year ended December 31, 2016, we repurchased 707,332 shares of common stock for approximately $6.9 million. All of the repurchased shares remain authorized, but are no longer issued and outstanding. As of December 31, 2016, $18.1 million remained available for share repurchases under the Program.

Contractual Obligations

Our significant financial commitments at December 31, 2016 are as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases (1)	$54,107	$11,849	$20,657	$13,319	$8,282
Purchase obligations (2)	42,135	42,135	—	—	—
Term Loan (Principal and Interest) (3)	36,235	6,351	29,884	—	—
Total	$132,477	$60,335	$50,541	$13,319	$8,282

(1)
Minimum lease payments have not been reduced by minimum sublease rentals of $43,000 due in the future under non-cancelable subleases. See Note 10 to the consolidated financial statements included in this Form 10-K.

(2)
Purchase obligations in the table above consist of purchase orders issued to certain of our contract manufacturers in the normal course of business to purchase specified quantities of our hardware products. It is not our intent, nor is it reasonably likely, that we would cancel these executed purchase orders.

(3)
In March 2015, we entered into an amended and restated credit agreement which provides for a term loan in the aggregate principal amount of $40 million. The Term Loan requires quarterly repayments of principal on the last day of the eleven fiscal quarters commencing with the fiscal quarter ended June 30, 2015. The first four payments were in the amount of $500,000 each, the following four payments are in the amount of $1.0 million each, and the subsequent three payments will be in the amount of $1.5 million each. The remaining principal balance of the Term Loan will be due and payable on the maturity date, which is February 15, 2018. See Note 3 to the consolidated financial statements included in this Form 10-K. The term loan obligations in the table above assume an interest rate of 2.61% in future years.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 1 to the consolidated financial statements included in this Form 10-K.

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

Senior Secured Revolving Credit Facility

On March 2, 2015, we entered into a credit agreement with certain institutional lenders under which we secured a term loan in the aggregate principal amount of $40 million (the “Term Loan”) and that, as amended to date, provides for a revolving credit facility for an aggregate loan amount of up to $150 million (the “Revolving Credit Facility”). As of December 31, 2016, there was $35 million outstanding under the Term Loan and no amounts outstanding under our Revolving Credit Facility.

The interest rates for both the Term Loan and the Revolving Credit Facility range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on the Company’s leverage ratio. Interest is payable quarterly. As of December 31, 2016, the interest rate applicable to the amount outstanding under the Term Loan was 2.61%.

Because of the floating rate of interest on our Term Loan, our earnings and cash flows from operations may be exposed to changes in interest rates. If the interest rate on our borrowings increased by 100 basis points (1%) and our outstanding borrowings remained constant at $35 million, our annual interest expense would increase by approximately $350,000.

Exchange Rate Sensitivity

The majority of our revenue and expenses are denominated in U.S. dollars. However, since we have sales, research and development, and other operations outside of the United States, we do incur operating expenses in foreign currencies, primarily in Japanese Yen, Romanian Lei, Indian Rupees, Chinese Yuan, Canadian Dollars, Euros, and British Pounds. If these currencies strengthen against the U.S. dollar, our costs reported in U.S. dollars will increase, which would adversely affect our operating expenses.

Approximately 28% of our operating expenses, excluding stock-based compensation and amortization of intangible assets, are exposed to foreign currency movements, and historically, we have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future. We estimate that the impact of changes in foreign currency rates in 2016 on our operating expenses, excluding stock-based compensation and amortization of intangible assets, was approximately 1.50%.

The fair value of our foreign currency forward contracts is sensitive to changes in foreign currency exchange rates. When possible, we use foreign currency forward contracts to minimize the short-term impact of currency fluctuations on foreign currency receivables that are denominated in Japanese Yen, Euros, and British Pounds. Our foreign currency forward contracts typically have maturities of one to four months. We do not enter into foreign exchange forward contracts for speculative or trading purposes. Due to the relatively short duration of these forward contracts, we do not believe that they present any material exposure to changes in fair market value as a result of changes in foreign currency exchange rates. Additionally, these contracts are intended to offset exchange losses and gains on underlying exposures in foreign currency receivables. During the years ended December 31, 2016, 2015, and 2014, the net impact from changes to foreign currency exchange rates related to forward contracts was not material.

As of December 31, 2016, we held four open foreign currency forward contracts with a notional value of $3.9 million and a net fair value of approximately $7,000. As of December 31, 2015, we held three open foreign currency forward contracts with a notional value of $4.8 million and a net fair value of approximately $15,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)) evaluated the effectiveness, as of the end of the period covered by this Form 10-K, of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2016 (i.e., the end of the period covered by this Form 10-K), such disclosure controls and procedures were effective to ensure that the information required to be disclosed in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management (with the participation of our CEO and CFO) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, changes to our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting were:

Multiple-Element Arrangements. We completed the design and implementation of controls related to the identification of deliverables and allocation of consideration in multiple-element arrangements, and completed the testing of these controls to ensure their operating effectiveness.

Controls over Information Used in Controls. We completed the design and implementation of controls over the completeness and accuracy of information used in the execution of internal controls within the revenue recognition process, and completed the testing of these controls to ensure their operating effectiveness.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ixia
Calabasas, California

We have audited the internal control over financial reporting of Ixia and subsidiaries (the "Company") as of December 31, 2016, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 1, 2017

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held in 2017, which information will appear under the captions entitled “Proposal 1 - Election of Directors – Nominees,” “Proposal 1 – Election of Directors - Information Regarding our Board of Directors and its Committees,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The Proxy Statement will be filed with the SEC within 120 days after our last fiscal year-end which was December 31, 2016.

The Registrant has adopted a Code of Ethics for its Chief Executive and Senior Financial Officers, a copy of which is included as Exhibit 14.1 to Annual Report on Form 10-K for fiscal year-ended December 31, 2003.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held in 2017, which information will appear under the captions “Proposal 1 - Election of Directors - Compensation of Directors,” “Executive Compensation and Other Information” (other than under the subcaption “Equity Compensation Plan Information”), and “Compensation Committee Report.”  The Proxy Statement will be filed with the SEC within 120 days after our last fiscal year-end which was December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on 2017, which information will appear under the captions “Common Stock Ownership of Principal Shareholders and Management” and “Executive Compensation and Other Information - Equity Compensation Plan Information.” The Proxy Statement will be filed with the SEC within 120 days after our last fiscal year-end which was December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on 2017, which information will appear under the captions “Certain Relationships and Related Transactions,” and “Proposal 1 – Election of Directors – Information Regarding our Board of Directors and its Committees.” The Proxy Statement will be filed with the SEC within 120 days after our last fiscal year-end which was December 31, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Shareholders to be held on 2017, which information will appear under the captions “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm.” The Proxy Statement will be filed with the SEC within 120 days after our last fiscal year-end which was December 31, 2016.

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

(3)	Exhibits

2.1	Agreement and Plan of Merger, dated as of January 30, 2017, by and between Ixia and Keysight Technologies, Inc. (1)

2.4.1	Joinder Agreement, dated as of February 2, 2017, executed by Keysight Acquisition, Inc. and acknowledged by the Company and Keysight Technologies, Inc.

3.1	Amended and Restated Articles of Incorporation, as amended (2)

3.2	Bylaws, as amended (3)

10.1
Amended and Restated Credit Agreement dated as of March 2, 2015, by and among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL, LLC, and VeriWave, Inc., as the Guarantors, Silicon Valley Bank, as Administrative Agent, Swingline Lender, and Letter of Credit Issuer, and the Other Lenders Parties Thereto (4)

10.1.1	Corrective Amendment to Credit Agreement effective as of March 20, 2015 between the Company and Silicon Valley Bank, as Administrative Agent (5)

10.1.2
Second Amendment to Amended and Restated Credit Agreement dated as of September 30, 2015, by and among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL LLC, and VeriWave, Inc., as the Guarantors, Silicon Valley Bank, as Administrative Agent, and the Lenders Party Thereto (6)

10.1.3
Third Amendment to Amended and Restated Credit Agreement dated as of January 25, 2016, by and among the Company, as the Borrower, Anue Systems, Inc., BreakingPoint Systems, Inc., Catapult Communications Corporation, Net Optics, Inc., Net Optics IL LLC, and VeriWave, Inc., as the Guarantors, Silicon Valley Bank, as Administrative Agent, and the Lenders Party Thereto (7)

10.2*	Ixia 2010 Employee Stock Purchase Plan, as amended (8), including Amendment No. 2 dated May 9, 2013 (9) and Amendment No. 3 dated June 19, 2013 (10)

10.3*
Officer Severance Plan (11), including Amendment dated December 31, 2008 (12), Amendment No. 2 dated March 22, 2011 (13), Amendment No. 3 dated December 21, 2012 (14) , and Amendment No. 4 dated January 29, 2017 (15)

10.4*	Ixia Officer Severance Plan (As Amended and Restated effective February 12, 2016) (16), including Amendment No. 1 dated January 29, 2017 (17)

10.5*	Form of Indemnity Agreement between Ixia and its directors and executive officers (adopted January 29, 2017) (18)

10.6	Office Lease Agreement dated September 14, 2007 between MS LPC Malibu Property Holdings, LLC and the Company (19)

10.6.1	First Amendment to Office Lease dated February 11, 2010, between MS LPC Malibu Property Holdings, LLC and the Company (20)

10.6.2	Second Amendment to Office Lease dated November 15, 2010, between MS LPC Malibu Property Holdings, LLC and the Company (21)

10.6.3	Third Amendment to Office Lease dated January 10, 2012 between MS LPC Malibu Property Holdings, LLC and the Company (22)

10.6.4	Fourth Amendment to Office Lease dated June 1, 2012 between MS LPC Malibu Property Holdings, LLC and the Company (23)

10.6.5	Fifth Amendment to Office Lease dated November 1, 2012 between MS LPC Malibu Property Holdings, LLC and the Company (24)

10.6.6	Sixth Amendment to Office Lease dated June 18, 2013 between MS LPC Malibu Property Holdings, LLC and the Company (25)

10.7*	Compensation of Named Executive Officers as of December 31, 2016

10.8*	Summary of Compensation for the Company’s Non-Employee Directors effective April 1, 2013 (26)

10.9*	Ixia 2016 Senior Officer Bonus Plan (27)

10.10*	Amended and Restated Ixia 2008 Equity Incentive Plan, including Amended and Restated First Amendment dated as of May 4, 2011 and Second Amendment dated as of April 8, 2011 (28)

10.11*	Second Amended and Restated Ixia 2008 Equity Incentive Plan (29)

10.11.1*	Form of 2016-2017 Performance-Based Restricted Stock Unit Award Agreement under the Second Amended and Restated Ixia 2008 Equity Incentive Plan (30)

10.12*	Employment Offer Letter Agreement dated as of August 8, 2014 and effective as of August 13, 2014 between the Company and Bethany Mayer, as amended (31)

10.13*	Letter Agreement effective August 4, 2014 between the Company and Brent Novak (32)

10.14*	Employment Agreement entered into as of May 4, 2012 between the Company, as assignee of Anue Systems, Inc., and Alexander J. Pepe (33)

10.14.1*	Amendment No. 1 to Employment Agreement entered into as of August 14, 2013 between the Company and Alexander J. Pepe (34)

10.14.2*	Amendment No. 2 to Employment Agreement entered into as of October 24, 2013 between the Company and Alexander J. Pepe, as executed by the parties on August 5, 2014 (35)

10.14.3*	Amendment No. 3 to Employment Agreement dated January 13, 2017 between the Company and Alexander J. Pepe

10.15*	Employment Offer Letter Agreement dated February 19, 2015 between the Company and Hans-Peter Klaey (36)

10.16*	Employment Separation Agreement dated as of September 9, 2016 between Ixia and Hans-Peter Klaey (37)

10.17	Voting and Support Agreement, dated as of January 30, 2017, by and among Keysight Technologies, Inc., Ixia, Laurent Asscher and Katelia Capital Group Ltd. (38)

10.18
Voting and Support Agreement, dated as of January 30, 2017, by and among Keysight Technologies, Inc., Ixia, Errol Ginsberg and The Errol Ginsberg and Annette R. Michelson Family Trust dated October 13, 1999 (39)

10.19*	2017 Sales SEC Plan for Patricia Key

10.20*	Form of Indemnity Agreement between Ixia and its directors and executive officers (superseded on January 29, 2017) (40)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (40)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer of Ixia pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer of Ixia pursuant to Rule 13a-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

*	Constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on February 1, 2017.

(2)	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-42678) filed with the SEC on September 5, 2000.

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the SEC on April 4, 2013.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on March 6, 2015

(5)	Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the SEC on March 31, 2015.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on October 5, 2015.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on January 29, 2016.

(8)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-176237) filed with the SEC on August 11, 2011.

(9)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-188689) filed with the SEC on May 17, 2013.

(10)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the SEC on June 25, 2013.

(11)	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S- 1 (Reg. No. 333-42678) filed with the SEC on September 5, 2000.

(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on January 7, 2009.

(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on March 28, 2011.

(14)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the SEC on April 4, 2013.

(15)	Incorporated by reference to Exhibit 10.4 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on February 1, 2017.

(16)
Amends and restates the Ixia Officer Severance Plan (as Amended and Restated effective January 1, 2009), as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) filed with the SEC on May 6, 2016.

(17)	Incorporated by reference to Exhibit 10.5 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on February 1, 2017.

(18)	Incorporated by reference to Exhibit 10.3 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on February 1, 2017.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on September 25, 2007.

(20)	Incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the SEC on March 5, 2012.

(21)	Incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the SEC on March 5, 2012.

(22)	Incorporated by reference to Exhibit 10.8.3 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the SEC on April 4, 2013.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on July 10, 2012.

(24)	Incorporated by reference to Exhibit 10.8.5 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the SEC on April 4, 2013.

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) filed with the SEC on August 9, 2013.

(26)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 0-31523) filed with the SEC on June 23, 2014.

(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on March 25, 2016.

(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on May 25, 2011.

(29)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 0-31523) filed with the SEC on June 25, 2013.

(30)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) filed with the SEC on May 6, 2016.

(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) filed with the SEC on November 7, 2014.

(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on August 5, 2014.

(33)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on August 5, 2014.

(34)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on August 5, 2014.

(35)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on August 5, 2014.

(36)	Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K (File No. 0-31523) filed with the SEC on February 29, 2016.

(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-31523) filed with the SEC on November 7, 2016.

(38)	Incorporated by reference to Exhibit 10.1 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on February 1, 2017.

(39)	Incorporated by reference to Exhibit 10.2 to Ixia’s Current Report on Form 8-K (File No. 0-31523) filed with the SEC on February 1, 2017.

(40)	Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-42678) filed with the SEC on September 5, 2000.

(41)	Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 0-31523) filed with the SEC on March 12, 2004.

(b)	Exhibits
We hereby file as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) above.

(c)	Financial Statement Schedules
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2017	IXIA

/s/ BETHANY MAYER
Bethany Mayer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BETHANY MAYER	President, Chief Executive Officer, Director	March 1, 2017
Bethany Mayer	(Principal Executive Officer)

/s/ BRENT NOVAK	Chief Financial Officer	March 1, 2017
Brent Novak	(Principal Financial and Accounting Officer)

/s/ ERROL GINSBERG	Chairman of the Board, Director	March 1, 2017
Errol Ginsberg

/s/ JONATHAN FRAM	Director	March 1, 2017
Jonathan Fram

/s/ GAIL HAMILTON	Director	March 1, 2017
Gail Hamilton

/s/ LAURENT ASSCHER	Director	March 1, 2017
Laurent Asscher

/s/ ILAN DASKAL	Director	March 1, 2017
Ilan Daskal

IXIA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ixia
Calabasas, California

We have audited the accompanying consolidated balance sheets of Ixia and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ixia and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE AND TOUCHE LLP
Los Angeles, California
March 1, 2017

IXIA
Consolidated Balance Sheets
(in thousands)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$71,759	$52,472
Marketable securities	71,251	14,504
Accounts receivable, net	103,395	121,932
Inventories	28,657	33,289
Prepaid expenses and other current assets	29,711	44,384
Total current assets	304,773	266,581

Property and equipment, net	36,666	36,536
Intangible assets, net	65,677	103,660
Goodwill	338,873	338,873
Other assets	11,578	34,227
Total assets	$757,567	$779,877

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,705	$15,346
Accrued expenses and other	39,402	70,029
Deferred revenues	115,784	108,436
Term loan, net	5,048	3,045
Total current liabilities	169,939	196,856

Deferred revenues	30,861	22,117
Other liabilities	16,692	7,406
Term loan, net	28,538	34,487
Total liabilities	246,030	260,866

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, without par value; 1,000 shares authorized and none outstanding	—	—
Common stock, without par value; 200,000 shares authorized at December 31, 2016 and 2015; 82,604 and 80,805 shares issued and outstanding as of December 31, 2016 and 2015, respectively	209,475	201,087
Additional paid-in capital	243,356	225,432
Retained earnings	59,614	93,525
Accumulated other comprehensive loss	(908)	(1,033)
Total shareholders’ equity	511,537	519,011

Total liabilities and shareholders’ equity	$757,567	$779,877

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Products	$311,203	$361,923	$325,455
Services	173,642	155,014	139,003
Total revenues	484,845	516,937	464,458

Costs and operating expenses: (1)
Cost of revenues – products (2)	87,528	97,415	98,815
Cost of revenues – services	16,041	16,443	16,166
Research and development	102,534	113,443	115,156
Sales and marketing	161,604	155,211	151,765
General and administrative	58,975	68,925	66,475
Amortization of intangible assets	39,099	42,315	46,901
Acquisition and other related costs	785	656	3,277
Restructuring	(130)	(517)	10,310
Total costs and operating expenses	466,436	493,891	508,865

Income (loss) from operations	18,409	23,046	(44,407)
Interest income and other, net	310	(372)	(24)
Interest expense	(1,930)	(8,331)	(8,266)
Income (loss) before income taxes	16,789	14,343	(52,697)
Income tax expense (benefit)	50,700	8,392	(11,105)
Net (loss) income	$(33,911)	$5,951	$(41,592)

(Loss) earnings per share:
Basic	$(0.42)	$0.07	$(0.54)
Diluted	$(0.42)	$0.07	$(0.54)

Weighted average number of common and common equivalent shares outstanding:
Basic	81,470	79,633	77,629
Diluted	81,470	81,459	77,629
________________________________________

(1)	Stock-based compensation included in:

Cost of revenues – products	$280	$315	$331
Cost of revenues – services	108	120	126
Research and development	6,489	6,625	6,843
Sales and marketing	5,944	4,730	5,624
General and administrative	5,886	7,186	3,595

(2)
Cost of revenues – products excludes amortization of intangible assets related to purchased technologies of $25.3 million, $25.7 million, and $28.9 million for the years ended December 31, 2016, 2015, and 2014, respectively, which is included in Amortization of intangible assets.

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(33,911)	$5,951	$(41,592)

Unrealized gain (loss) on investments, net of tax	62	(56)	(74)
Foreign currency translation adjustment	63	(184)	(342)

Other comprehensive income (loss)	125	(240)	(416)

Comprehensive (loss) income	$(33,786)	$5,711	$(42,008)

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock - No Par		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2013	76,849	$178,347	$191,976	$129,166	$(377)	$499,112
Net loss	—	—	—	(41,592)	—	(41,592)
Change in unrealized gains and losses on investments, net of tax	—	—	—	—	(74)	(74)
Cumulative translation adjustment	—	—	—	—	(342)	(342)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	1,726	9,050	—	—	—	9,050
Stock-based compensation	—	—	16,519			16,519
Stock award tax deficiency	—	—	(1,582)	—	—	(1,582)
Balance at December 31, 2014	78,575	$187,397	$206,913	$87,574	$(793)	$481,091
Net income	—	—	—	5,951	—	5,951
Change in unrealized gains and losses on investments, net of tax	—	—	—	—	(56)	(56)
Cumulative translation adjustment	—	—	—	—	(184)	(184)
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	2,230	13,690	—	—	—	13,690
Stock-based compensation	—	—	18,976			18,976
Stock award tax deficiency	—	—	(457)	—	—	(457)
Balance at December 31, 2015	80,805	$201,087	$225,432	$93,525	$(1,033)	$519,011
Net loss	—	—	—	(33,911)	—	(33,911)
Change in unrealized gains and losses on investments, net of tax	—	—	—	—	62	62
Cumulative translation adjustment	—	—	—	—	63	63
Shares issued pursuant to stock incentive plans and employee stock purchase plan options	2,506	15,240	—	—	—	15,240
Repurchases of common stock	(707)	(6,852)	—	—	—	(6,852)
Stock-based compensation	—	—	18,707	—	—	18,707
Stock award tax deficiency	—	—	(783)	—	—	(783)
Balance at December 31, 2016	82,604	$209,475	$243,356	$59,614	$(908)	$511,537

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(33,911)	$5,951	$(41,592)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	18,146	16,833	16,525
Amortization of intangible assets	39,099	42,315	46,901
Realized (gain) loss on sale of available-for-sale securities, net	(14)	31	(85)
Stock-based compensation	18,707	18,976	16,519
Deferred income taxes	37,196	(7,666)	(14,382)
Excess tax benefits from stock-based compensation	(662)	(758)	—
Amortization of deferred issuance costs	452	1,500	1,870
Amortization of investment premiums	51	80	63
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	18,537	(22,404)	10,062
Inventories	(5,718)	4,365	(8,028)
Prepaid expenses and other current assets	5,955	(9,560)	(4,586)
Other assets	3,546	3,936	5,538
Accounts payable	(5,815)	(1,262)	(2,419)
Accrued expenses and other	(31,780)	34,129	(5,400)
Deferred revenues	16,092	12,337	13,853
Other liabilities	1,295	1	3,232
Net cash provided by operating activities	81,176	98,804	38,071

Cash flows from investing activities:
Purchases of property and equipment	(8,742)	(8,381)	(8,063)
Purchases of available-for-sale securities	(77,135)	(196,659)	(96,886)
Proceeds from available-for-sale securities	20,451	261,744	68,580
Purchases of other intangible assets	(1,116)	(867)	(771)
Proceeds from purchase price adjustments related to previous acquisitions	—	—	6,081
Payments in connection with acquisitions, net of cash acquired	—	—	(3,857)
Net cash (used in) provided by investing activities	(66,542)	55,837	(34,916)

Cash flows from financing activities:
Proceeds from borrowings under term loan	—	40,000	—
Repayments of debt	(3,500)	(201,663)	—
Debt issuance costs	(897)	(1,348)	—
Proceeds from exercise of stock options and employee stock purchase plan options	15,467	13,737	9,443
Cash paid for shares withheld for taxes	(227)	(47)	(393)
Repurchases of common stock	(6,852)	—	—
Excess tax benefits from stock-based compensation	662	758	—
Net cash provided by (used in) financing activities	4,653	(148,563)	9,050
Net increase in cash and cash equivalents	19,287	6,078	12,205
Cash and cash equivalents at beginning of year	52,472	46,394	34,189
Cash and cash equivalents at end of year	$71,759	$52,472	$46,394

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,476	$7,036	$6,003
Income taxes	$12,348	$1,141	$(1,446)
Supplemental disclosure of non-cash investing activities:
Purchased and unpaid property and equipment	$560	$1,440	$1,088
Transfers of inventory to property and equipment	$10,350	$7,172	$10,464

The accompanying notes are an integral part of these consolidated financial statements.

IXIA
Notes to Consolidated Financial Statements

1.	Description of Business, Basis of Presentation, Significant Accounting Policies, and Recent Accounting Pronouncements

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

The Company is headquartered in Calabasas, California with operations across the U.S. and the rest of the world.  The Company's revenues are principally derived from shipments within the U.S. and to the Europe, Middle East and Africa ("EMEA"), and Asia Pacific regions.

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2016, 2015, and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Use of Estimates

In the normal course of preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

The Company's financial instruments, including cash, accounts receivable, and accounts payable are carried at cost, which approximates their fair values because of the short-term maturity of these instruments and the relative stability of interest rates. The fair values of the Company's cash equivalents, money market funds, U.S. treasury, government and agency debt securities, and corporate debt securities are based on quoted market prices as shown in its investment brokerage/custodial statements.

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

Foreign Currency Forward Contracts

The Company utilizes foreign currency forward contracts to hedge certain accounts receivable amounts that are denominated in Japanese Yen, Euros, and British Pounds.  These contracts are cash flow hedges used to reduce the risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures.  Foreign currency contracts are typically short-term in duration ranging from one to four months. The Company does not enter into foreign exchange forward contracts for speculative or trading purposes. In accordance with ASC 815, “Derivatives and Hedging,” the Company records all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company’s foreign currency contracts are generally not designated as hedges and any gains or losses on the movement in their fair values is recognized in the results of operations immediately. Foreign currency contracts are recorded at fair market values as a component of Prepaid expenses and other current assets in the consolidated balance sheet and the change in their fair value is recorded as a gain or loss in the consolidated statements of operations as a component of Interest income and other, net.

As of December 31, 2016, the Company held four open foreign currency forward contracts with a notional value of $3.9 million and a net fair value of approximately $7,000. As of December 31, 2015, the Company held three open foreign currency forward contracts with a notional value of $4.8 million and a net fair value of approximately $15,000. During 2016, net losses related to the change in fair value of such foreign currency forward contracts were approximately $54,000. During 2015 and 2014, net gains related to the change in fair value of such foreign currency forward contracts were approximately $208,000 and $531,000, respectively.

Investments in Marketable Securities

The Company maintains a portfolio of cash equivalents and investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities, and money market funds. The primary objective of the Company's investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. The Company does not enter into investments for trading or speculative purposes. The Company determines the appropriate classification of investments in marketable securities at the time of purchase.  Accretion and amortization of purchase discounts and premiums are included in Interest income and other, net. Available-for-sale securities are stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income or loss, net of tax. The specific identification method is used to compute realized gains and losses on marketable securities. In 2016, 2015, and 2014, gross realized gains and losses were not significant.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require it to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, and its intent and ability to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company has evaluated its investments as of December 31, 2016 and has determined that no investments with unrealized losses are other-than-temporarily impaired. The Company does not intend to sell any investments whose fair value is currently below cost, and it is not more likely than not that it would be required to sell these investments, before recovery of the amortized cost basis, which may be at maturity.

It is possible that the Company could recognize future impairment charges on the investment securities it currently owns if future events, new information, or the passage of time cause the Company to believe that a decline in the carrying value of its securities is other-than-temporary. The Company will continue to review and analyze these securities for triggering events each reporting period. See Note 6 for additional information.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is based on the Company's best estimate of the amount of probable credit losses in existing accounts receivable.  The Company reviews the allowance for doubtful accounts, and provisions are made upon a specific review of all significant past due receivables. For those receivables not specifically reviewed, provisions are provided at a general rate that considers historical write-off experience and other qualitative factors. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

Inventories

Inventories are goods held for sale in the normal course of business. Inventories are stated at the lower of cost (first-in, first-out) or market. The inventory balance consists of raw materials, work in process (“WIP”), and finished goods. Raw materials include low level components, many of which are purchased from vendors, WIP consists of partially assembled products, and finished goods are products that are ready to be shipped to end customers. Consideration is given to inventory shipped and received near the end of a period, and the transaction is recorded when transfer of title occurs. The Company evaluates inventory for excess and obsolescence and adjusts its carrying amount to net realizable value based on inventory that is obsolete or in excess of current demand.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation of the Company's computer software and equipment is computed using the straight-line method based upon the estimated useful lives of the applicable assets, ranging from three to five years. Building and leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. Useful lives are evaluated periodically by management in order to determine recoverability in light of current technological conditions. Property, plant, and equipment also include the cost of the Company's products used for research and development which are classified as development equipment and are depreciated over five years to research and development. The Company also capitalizes and depreciates over a two-year period costs of its products used for sales and marketing activities, including product demonstrations for potential customers, which is included in Sales and marketing in the consolidated statements of operations. Repair and maintenance costs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property, plant, and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

Goodwill

The Company records goodwill as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and identifiable intangible assets. The Company evaluates the recoverability of its goodwill on an annual basis or if events or changes in circumstances indicate that impairment in the value of goodwill recorded on its balance sheet may exist. The Company has determined that it has one reporting unit for goodwill impairment testing purposes. The fair value of the Company’s reporting unit is determined using the market capitalization of Ixia, which considers the observed market price of the Company’s publicly-traded equity securities on the impairment test date. The fair value of the Company’s reporting unit is then compared to the carrying amount of the Company’s reporting unit under “step 1” of the impairment testing model. If the carrying value of the reporting unit exceeds its fair value, then the fair value of goodwill is determined and compared to its carrying value under “step 2.” Impairment losses are recorded to the extent that the carrying value of the goodwill exceeds its estimated fair value. The Company completed its annual goodwill impairment test of its single reporting unit as of December 31, 2016 and determined that there was no impairment.

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

Intangible assets with finite lives are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse change in the extent or manner in which the intangible asset is being used; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss recorded is calculated as the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis and may involve the use of significant estimates and assumptions, some of which may be based in part on historical experience, forecasted information, and discount rates. No such impairment charges were recorded during the years ended December 31, 2016, 2015, and 2014.

Litigation

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

Activity in the product warranty liability account for the years presented is as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of year	$538	$716	$646
Current year provision	1,972	2,072	1,759
Expenditures	(2,193)	(2,250)	(1,689)
Balance at end of year	$317	$538	$716

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

The Company's service revenues primarily consist of technical support, warranty, and software maintenance services related to its network test and visibility hardware and software products. Many of the Company's products include up to one year of these services with the initial product purchase, and its customers may separately purchase extended services for annual or multi-year periods. The Company's technical support, warranty, and software maintenance services include assistance with the set-up, configuration, and operation of its products, repair or replacement of defective products, bug fixes, and unspecified when and if available software upgrades. For certain network test products, the Company's technical support and software maintenance service revenues also include its Application and Threat Intelligence ("ATI") subscription service, which provides a comprehensive suite of application protocols, software updates, and technical support. The ATI subscription service provides full access to the latest security attacks and application updates for use in real-world test and assessment scenarios. The Company's customers may purchase the ATI subscription service for annual or multi-year periods. Service revenues also include training and other professional services.

As the Company's systems typically include hardware and software products and the related services, the Company recognizes its revenue in accordance with authoritative guidance on both hardware and software revenue recognition. Furthermore, in accordance with the current revenue recognition guidance, the Company's hardware platform and certain other products that include both tangible products and software elements that function together to deliver the tangible product’s essential functionality have been scoped out of software revenue recognition guidance, and therefore these products are accounted for as hardware products for revenue recognition purposes.

The Company recognized revenue for hardware and software products and related services based on the following four criteria: whether (i) evidence of an arrangement exists, which is typically in the form of a customer purchase order; (ii) delivery has occurred (i.e., risks and rewards of ownership have passed to the customer); (iii) the sales price is fixed or determinable; and (iv) collectability is deemed reasonably assured (or probable for software-related deliverables). Provided that the above criteria are met, revenue from hardware and software product sales is typically recognized upon shipment, and service revenues are recognized as the services are provided or completed. The Company recognizes service revenues from its initial and separately purchased technical support, warranty, and software maintenance arrangements on a straight-line basis over the applicable contractual period.

The Company's systems are generally fully functional at the time of shipment and do not require the Company to perform any significant production, modification, customization, or installation after shipment. If an arrangement includes acceptance provisions based on customer specified criteria for which it cannot reliably demonstrate that the delivered product meets all the specified criteria, revenue is deferred until the earlier of the receipt of written customer acceptance or the expiration of the acceptance period. In addition, the arrangements generally do not include any provisions for cancellation, termination, or refunds.

Multiple Element Arrangements and Allocation of Value

The Company's sales arrangements with its customers typically include a combination of its hardware and software products, as well as the related technical support, warranty, and software maintenance services of these products, and therefore are commonly referred to as multiple element arrangements. When sales arrangements involve hardware and software elements, the Company uses a two-step process to allocate value to each element in the arrangement:

(1)
The total arrangement fee is allocated to the separate non-software deliverables (e.g., chassis, interface cards, and software post contract customer support and maintenance (“PCS”) related to the Company's operating system software that is essential to the functionality of its hardware platform) and the software-related deliverables as a group (e.g., application software and software PCS) based on a relative selling price (“RSP”) method applied to all elements in the arrangement using the selling price hierarchy in the revenue recognition guidance as discussed below; and

(2)
The value assigned to the software group for the software deliverables is then allocated to each software element based on the residual method, whereby value is allocated first to the undelivered elements, typically PCS, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met. The fair value of an element must be based on vendor specific objective evidence (“VSOE”) of the selling price, which typically only exists for technical support, warranty, and software maintenance services as discussed below.

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

The Company determines VSOE of fair value based on a bell-shaped curve approach, considering the actual sales prices charged to customers when the same element is sold separately, provided it is substantive. All of the Company's products are sold as multiple element arrangements and not sold separately, as its products include an initial period (generally 90-day or 12-month periods) of free technical support, warranty, and software maintenance services. Accordingly, the Company has not established VSOE for nearly all of its products. On a regular basis, the Company separately sells extended technical support, warranty, and software maintenance services upon the expiration of the initial contractual periods included in an initial sales arrangement and have been able to establish VSOE for its technical support, warranty, and software maintenance services.

The Company generally is not able to determine TPE for its products or services because its products are not interchangeable with those of its competitors. Furthermore, the Company is unable to reliably determine competitive selling prices when the applicable competitive products are sold separately. As such, the Company uses BESP for all of its products and services when allocating the total consideration of multiple element arrangements to each of the deliverables under step one of the allocation process described above except for its technical support, warranty, and software maintenance services where it uses VSOE. The Company determines BESP for a product or service by considering multiple factors including, analyzing historical sales price data for stand-alone and bundled arrangements, published price lists, geographies, and customer types. The Company's estimate of BESP used in its allocation of arrangement consideration requires significant judgment, and the Company reviews these estimated selling prices on a quarterly basis.

The allocation of value to each deliverable in a multiple element arrangement is completed at the inception of an arrangement, which is typically the receipt of a customer purchase order. The allocated value of each non-software deliverable is then recognized as revenue when each element is delivered, provided all of the other revenue recognition criteria discussed above have been met. For software deliverables, the total software group allocation (or total arrangement consideration for customer orders that include only software products and related services) is allocated based on the residual method which requires that the Company first allocates value to the undelivered element at VSOE of the selling price of the undelivered element and the remaining portion of the arrangement fee is allocated to the delivered elements. As the Company does not sell its software products without technical support, warranty, and software maintenance services, it is unable to establish VSOE for its software products, and therefore uses the residual method under the software revenue recognition guidance to allocate the software group (or arrangement) value to each software deliverable. Under the residual method, the software group (or arrangement) value is allocated first to the undelivered elements, typically technical support, warranty, and software maintenance services based on VSOE, and the residual portion of the value is then allocated to the delivered elements (typically the software products) and recognized as revenue, provided all other revenue recognition criteria discussed above have been met. If VSOE cannot be established for an undelivered element within the software group (or arrangement), the value allocated to the software group (or arrangement) is deferred until the earlier of (i) delivery of all elements (other than technical support, warranty, and software maintenance services) or (ii) establishment of VSOE of the undelivered element(s). If the only undelivered element(s) relates to a service for which VSOE has not been established, the entire allocated value of the software group (or arrangement) is recognized as revenue over the longer of the service or contractual period of the technical support, warranty, and software maintenance services.

VSOE of fair value typically only exists for the Company’s technical support, warranty, and software maintenance services (“Support”). VSOE of fair value is established using the bell-shaped curve approach for a subgroup when a substantial majority (generally greater than 75%) of the transactions are priced within a reasonably narrow range (generally plus or minus 15% from the list price, which approximates the median). On a regular basis, the Company separately sells Support upon the expiration of the initial contractual periods included in an initial sales arrangement (“Support Renewals”). The population of Support Renewals is used in the bell-shaped curve approach to establish VSOE of fair value of Support and consists of actual sales prices charged to customers for Support Renewals and includes only Support Renewals sold separately on a stand-alone basis. The Company reviews these stand-alone sales of its Support Renewals for VSOE of fair value of its Support on a quarterly basis (“VSOE Analysis”). The Company’s pricing for Support Renewal transactions is generally based on a percentage of the Company’s list price for the product for which the Support Renewal is being purchased. When pricing conditions vary significantly, the Company further stratifies the population of stand-alone sales of its Support Renewals based on Support Renewal pricing conditions and separately analyzes these subgroups of Support Renewal transactions. The Company’s Support Renewal pricing conditions consist of the underlying product type, product family, customer type, and the geographic region in which the sale is made.

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

Cost of Revenues

The Company's cost of revenues related to the sale of its hardware and software products includes materials, payments to third party contract manufacturers, royalties, and salaries and other expenses related to its manufacturing and supply operations personnel. The Company outsources the majority of its manufacturing operations. Accordingly, a significant portion of the Company's cost of revenues related to its products consists of payments to its contract manufacturers. Cost of revenues related to the provision of services includes salaries and other expenses associated with technical support services and the cost of extended warranty and maintenance services. Cost of revenues does not include the amortization of purchased technology related to the Company's acquisitions of certain businesses, product lines, and technologies of $25.3 million, $25.7 million, and $28.9 million for the years ended December 31, 2016, 2015, and 2014, respectively, which are included the Amortization of intangible assets line item on the Company's consolidated statements of operations.

Shipping and Handling Costs

Shipping and handling costs are reported in Sales and marketing expenses in the Company's consolidated statements of operations. For the years ended December 31, 2016, 2015, and 2014 the Company recorded shipping and handling costs of $1.4 million, $1.3 million, and $1.7 million, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs included in sales and marketing expenses in the Company's consolidated statements of operations were $3.6 million, $2.4 million, and $2.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Acquisition and Other Related Costs

Acquisition and other related costs are expensed as incurred and consist primarily of transaction and integration related costs such as success-based banking fees, professional fees for legal, accounting, tax, due diligence, valuation, and other related services, change in control payments, amortization of deferred compensation, consulting fees, required regulatory costs, certain employee, facility, and infrastructure transition costs, and other related expenses. The Company expects its acquisition and other related costs to fluctuate over time based on the timing of its acquisitions and related integration activities.

Stock-Based Compensation

Share-based payments, including grants of stock options, restricted stock units, and employee stock purchase rights, are required to be recognized in the financial statements based on the estimated fair values for accounting purposes on the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value for accounting purposes of stock options and employee stock purchase rights. The Company uses the grant date closing share sales price of a share of its common stock to estimate the fair value for accounting purposes of restricted stock units. The determination of the fair value of share-based awards utilizing the Black-Scholes model is affected by the Company's stock price and a number of assumptions, including expected volatility, expected life, and the risk-free interest rate. The expected life and expected volatility are estimated based on historical data. The risk-free interest rate assumption is based on U.S. Treasury constant maturity yields over the expected life of the award. Stock-based compensation expense recognized in the Company's consolidated financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense is reduced for estimated forfeitures based on historical experience as well as future expectations. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. The Company evaluates the assumptions used to value share-based awards on a periodic basis. The Company recognizes stock-based compensation expense based on the graded, or accelerated multiple-option, approach over the vesting period.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense, the tax benefits recorded in additional paid-in capital and the dilutive effect of in-the-money options and non-vested restricted stock units. Under the treasury stock method, the amount the employee must pay for exercising stock options, unamortized share-based compensation expense and tax benefits are assumed proceeds to be used to repurchase hypothetical shares. Dilutive potential common shares primarily consist of shares underlying the Company's convertible senior notes (in periods prior to 2016), employee stock options, and restricted stock units. See Note 13 for additional information.

Foreign Currency Translation and Transactions

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. Dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments included as a separate component of accumulated other comprehensive income or loss. Income and expense accounts are translated at average exchange rates during the year. Where the U.S. Dollar is the functional currency, certain balance sheet and income statement accounts are remeasured at historical exchange rates and translation adjustments from the re-measurement of the local currency amounts to U.S. Dollars are included in Interest income and other, net. During the years ended December 31, 2016, 2015, and 2014, the Company had net foreign currency losses of $845,000, $1.3 million, and $767,000, respectively, attributable to its foreign operations, which includes net gains and losses on forward contracts.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income or loss includes unrealized gains and losses on investments and foreign currency translation adjustments.

Segments

Operating segments are defined as components of an enterprise engaged in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) of the enterprise to make decisions about resource allocation and in assessing performance. The Company's CODM is its Chief Executive Officer who reviews the Company's consolidated budgets and results for the purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operated within one business segment as of, and for the years ended, December 31, 2016, 2015, and 2014. See Note 5 for entity-wide disclosures about products and services, geographic areas, and major customers.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-14, Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes the requirement for an entity to calculate the implied fair value of goodwill (which is step 2 under the current goodwill impairment guidance) in measuring a goodwill impairment loss. The standard will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets of Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 updates the current guidance by requiring that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for the income tax effects of an intra-entity transfer of inventory. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Task Force. ASU 2016-15 provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, and separately identifiable cash flows, and application of the predominance principle. The standard is intended to reduce current diversity in practice. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard update on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. The manner of application varies based on the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The guidance related to forfeitures will be adopted by the Company under a modified retrospective transition method and a cumulative adjustment to beginning retained earnings will be recorded on the day of adoption. Effective January 1, 2017, the Company will account for forfeitures as they occur. The new standard may cause volatility in the Company's effective tax rates and diluted earnings per share amounts due to the tax effects related to share-based payments being recorded to the income statement. The volatility in future periods will depend on our stock price at the awards’ vest or exercise date and the number of awards that vest or are exercised in each period.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods. Early adoption is permitted. The Company has not yet evaluated the impact of the adoption of this accounting standard on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company elected to early adopt this standard in the fourth quarter of 2016 and to apply this standard prospectively. Accordingly, the consolidated balance sheet as of December 31, 2016 reflects the new classification but the prior period amounts were not adjusted to conform to the new guidance.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which provides new guidance regarding the measurement of inventory. The new guidance requires most inventory to be measured at the lower of cost and net realizable value. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard applies to companies other than those that measure inventory using last-in, first-out (LIFO) or the retail inventory method. The standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard was originally set to become effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers; Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year, thereby delaying the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. The standard can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company has not yet selected a transition method.

While the Company is continuing to assess all potential impacts of the new standard, it currently believes the most significant impact relates to certain accounting for arrangements that include sales of software that are bundled with maintenance and support and/or professional services, where VSOE has not been established for the maintenance and support and/or the professional services. Under current GAAP, the revenue attributable to these software sales is typically deferred and recognized as the applicable services are delivered or when the services are completed depending on the arrangement because VSOE does not exist for the undelivered maintenance and support and/or professional services elements. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software is eliminated under the new standard. Accordingly, under the new standard the Company will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software sold. Due to the complexity of certain of the Company's contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances. The Company is also evaluating the impact of ASU 2014-09 on its sales commission costs. Under current GAAP, the Company records sales commissions as earned; however, under the new standard, sales commission costs will generally need to be capitalized and amortized over the period of contract performance.

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

Acquisition and other related costs, including integration activities, related to the Net Optics' acquisition were insignificant for the year ended December 31, 2016, and were $663,000 for the year ended 2015. These acquisition and other related costs have been expensed as incurred and have been included within the Acquisition and other related costs line item on the Company's consolidated statements of operations.

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

During the fourth quarter of 2014, the Company further reduced its aggregate purchase price for Net Optics from $187.7 million to $187.4 million due to a measurement period adjustment to finalize certain post-closing adjustments, including the final amount of the tax reimbursements due to the sellers that were determined upon the filing of certain tax returns. The adjustment reduced the value of the Company's accrued expenses and other liabilities and goodwill balances by approximately $341,000. As these changes were not material, the Company did not recast its prior period financial statements for such changes. The below table reflects these changes.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Debt issuance costs were approximately $2.2 million, which were capitalized to deferred issuance costs and are being amortized to interest expense over the term of the Revolving Credit Facility. During the years ended December 31, 2016 and 2015, amortization recorded to interest expense pertaining to deferred issuance costs was approximately $452,000 and $376,000, respectively. There was no amortization recorded to interest expense pertaining to deferred issuance costs for the year ended 2014.

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

Interest rates for the Revolving Credit Facility and for the Term Loan are set, at the Company’s option, at a rate per annum based on the Eurodollar rate or a defined base rate. Prior to September 30, 2015, the interest rates were 4.25% above the Eurodollar rate or 3.25% above the defined base rate. After September 30, 2015, the interest rates for both the Term Loan and the Revolving Credit Facility range from 2.0% to 3.0% above the Eurodollar rate for Eurodollar-based borrowings and from 1.0% to 2.0% above the defined base rate for base rate borrowings, in each case depending on the Company’s leverage ratio. The Company is also required to pay a quarterly commitment fee, ranging from 0.30% to 0.50% per annum, on the undrawn portion of the Revolving Credit Facility. Letter of credit fees accrue based on the daily amount available to be drawn under outstanding letters of credit and range from 2.0% to 3.0%, depending on the Company’s leverage ratio. Swingline loans bear interest at the defined base rate plus the applicable margin for loans under the Revolving Credit Facility based on the defined base rate. If the Company defaults under the Credit Agreement, the Lenders may increase the interest rate(s) to 2.0% more than the rate(s) otherwise applicable. The weighted average interest rate applicable to the Term Loan for the year ended December 31, 2016 was 2.57%. As of December 31, 2016, the interest rate applicable to the amount outstanding under the Term Loan was 2.61%.

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

In July 2015, the Company repurchased $65.0 million in aggregate principal amount of the Notes in a privately negotiated transaction for an aggregate cash purchase price of approximately $65.2 million plus accrued interest up to the date of repurchase in the aggregate amount of approximately $119,000. In December 2015, the remaining outstanding Notes in the aggregate principal amount of $135.0 million matured, and the Company repaid the Notes, together with the accrued interest in the aggregate amount of approximately $2.0 million, in full.

Amortization of deferred issuance costs recorded to interest expense was $1.3 million and $1.2 million during the years ended December 31, 2015 and December 31, 2014, respectively.

4.	Restructuring Costs

During the year ended December 31, 2016, the Company recorded net restructuring credits of $130,000, consisting of restructuring charges of $0.2 million and restructuring credits of $0.3 million. Net restructuring credits recorded during the year ended December 31, 2016 consisted of recoveries relating to a favorable lease buyout in the current year related to costs previously charged to the Restructuring line item in the consolidated statements of operations.

During the year ended December 31, 2015, the Company recorded net restructuring credits of $517,000, consisting of restructuring charges of $143,000 and restructuring credits of $660,000. Net restructuring credits recorded during the year ended December 31, 2015 included recoveries in the amount of $371,000 relating to a favorable lease buyout and $382,000 relating to the receipt of proceeds from an insurance settlement related to costs previously charged to the Restructuring line item in the consolidated statements of operations. During the year ended December 31, 2014, the Company recorded restructuring charges of $10.3 million, primarily related to the Net Optics Restructuring and the 2014 Corporate Restructuring, as described below. The Company’s restructuring charges include severance and other employee termination costs, lease termination costs, and other related costs, and are reported in the Restructuring line item in its consolidated statements of operations. The timing of associated cash payments depend upon the type of restructuring charge and can extend over multiple periods.

During the first quarter of 2014, the Company's management approved, committed to, and initiated a plan to restructure its operations following its December 5, 2013 acquisition of Net Optics (“Net Optics Restructuring”). The Net Optics Restructuring included a net reduction in force of approximately 45 positions (primarily impacting research and development personnel in Israel and Santa Clara, California), which represented approximately 2.3% of the Company's worldwide work force at that time. During 2014, the Company recognized total restructuring costs of $3.5 million, of which $2.0 million related to employee termination benefits consisting of severance and other related employee costs, $1.2 million related to costs required to terminate its lease in Israel, and approximately $316,000 for other related costs. The Net Optics Restructuring was substantially completed by the second quarter of 2014, and no significant further charges are expected.

During the third quarter of 2014, the Company's management approved, committed to, and implemented a company-wide restructuring initiative (“2014 Corporate Restructuring”) to restructure its operations to better align the Company’s operating costs with its business opportunities. The restructuring included a reduction in force of approximately 96 positions across multiple business functions, which represented approximately 5% of the Company's worldwide work force at that time. During 2014, the Company recognized total restructuring charges of $6.1 million, of which $4.1 million related to expenses for employee termination benefits, $1.8 million was associated with facility related charges in Austin, Santa Clara, India, and Romania, and approximately $181,000 was recognized for other related costs. The 2014 Corporate Restructuring was substantially completed by the fourth quarter of 2014, and no significant further charges are expected.

Activities related to the Company's restructuring plans are as follows (in thousands):

	Restructuring Prior to 2014	Net Optics Restructuring	2014 Corporate Restructuring	Other Restructuring	Total
Accrual at December 31, 2013	$1,507	$—	$—	$—	$1,507
Charges	136	3,852	6,322	—	10,310
Payments	(1,391)	(3,515)	(4,382)	—	(9,288)
Non-cash items	(6)	—	—	—	(6)
Accrual at December 31, 2014	246	337	1,940	—	2,523
Credits	—	(322)	(195)	—	(517)
Payments	(140)	(15)	(1,304)	—	(1,459)
Non-cash items	(106)	—	—	—	(106)
Accrual at December 31, 2015	—	—	441	—	441
(Credits) charges	—	—	(319)	189	(130)
Payments	—	—	317	—	317
Non-cash items	—	—	(133)	—	(133)
Accrual at December 31, 2016	$—	$—	$306	$189	$495

As of December 31, 2016, the remaining accrual related to the Company's restructuring activities totaled $0.5 million and was included within the Accrued expenses and other line item in its consolidated balance sheets. The remaining accrual for the 2014 Corporate Restructuring primarily relates to lease termination costs, which are anticipated to be fully paid by the third quarter of 2020.

5.	Concentrations

Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. The Company maintains its cash and cash equivalents with financial institutions that management deems reputable, and at times, cash balances may be in excess of FDIC insurance limits. The Company extends differing levels of credit to customers, typically does not require collateral, and maintains reserves for potential credit losses based upon the expected collectability of accounts receivable.

Revenue by Product Line

The Company has two product lines: Network Test Solutions ("NTS") and Network Visibility Solutions ("NVS"). NTS products include the Company's multi-slot test chassis and appliances, its traffic generation interface cards, its suite of test applications, and the related technical support, warranty, and software maintenance services, including its Application and Threat Intelligence ("ATI") subscription service. The Company's NVS products include network packet brokers, bypass switches, virtual and physical taps, and the related technical support, warranty, and software maintenance services, including its ATI subscription service available on certain NVS products. The following table presents revenue by product line (in thousands):

	Year Ended December 31,
	2016	2015	2014
Network Test Solutions	$349,557	$386,614	$345,673
Network Visibility Solutions	135,288	130,323	118,785
Total	$484,845	$516,937	$464,458

Significant Customers

For the years ended December 31, 2016, 2015, and 2014, no customer comprised more than 10% of total revenues.

As of December 31, 2016 and 2015, no one customer had a receivable balance totaling more than 10% of total accounts receivable.

International Data

For the years ended December 31, 2016, 2015, and 2014, total international revenues as a percentage of total revenues based on customer location consisted of the following:

	Year Ended December 31,
	2016	2015	2014
International revenues	43.6%	38.5%	40.8%

As of December 31, 2016 and 2015, property and equipment, net were geographically located as follows (in thousands):

	As of December 31,
	2016	2015
United States	$22,974	$23,654
Romania	6,482	6,542
India	3,385	3,576
Other	3,825	2,764
Total	$36,666	$36,536

6.	Selected Balance Sheet Data

Allowance for Doubtful Accounts

Activity in allowance for doubtful accounts during the years presented is as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of year	$1,107	$1,011	$840
Additions: charged to costs and expenses	416	525	275
Deductions: write-offs, net of recoveries	(612)	(429)	(104)
Balance at end of year	$911	$1,107	$1,011

Investments in Marketable Securities

Investments in marketable securities as of December 31, 2016 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government, and agency debt securities	$37,002	$24	$(21)	$37,005
Corporate debt securities	34,292	8	(54)	34,246
Total	$71,294	$32	$(75)	$71,251

Investments in marketable securities as of December 31, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale – short-term:
U.S. Treasury, government, and agency debt securities	$4,301	$—	$(13)	$4,288
Corporate debt securities	10,265	—	(49)	10,216
Total	$14,566	$—	$(62)	$14,504

As of December 31, 2016 and 2015, unrealized losses on the Company's investments in available-for-sale securities that have been in a continuous unrealized loss position for more the 12 months or longer were insignificant. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. In addition, the Company does not intend to sell, and it is not more likely than not that it would be required to sell, these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there is no other-than-temporary impairment for these investments at December 31, 2016.

The amortized cost and fair value of our investments at December 31, 2016, by contractual years-to-maturity, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$34,715	$34,706
Due within 1-2 years	20,928	20,928
Due within 2-5 years	10,051	10,017
Due after 5 years	5,600	5,600
Total	$71,294	$71,251

Inventories

Inventories consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw materials	$1,252	$3,864
Work in process	6,581	11,253
Finished goods	20,824	18,172
Total	$28,657	$33,289

Property and Equipment, Net

Property and equipment, net consisted of the following (dollars in thousands):

				December 31, 2016	December 31, 2015
	Useful Life
	(in years)
Development equipment		5		$39,312	$35,831
Demonstration equipment		2		32,543	29,258
Furniture and other equipment		5		23,497	22,066
Computer software	3	-	5	22,803	20,702
Building and leasehold improvements	1	-	40	22,574	20,921
Computer equipment		3		17,929	16,698
Total				158,658	145,476
Accumulated depreciation				(121,992)	(108,940)
Total				$36,666	$36,536

Accrued Expenses and Other

Accrued expenses and other consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Compensation and related expenses	$12,428	$12,805
Vacation	5,724	7,967
Commissions	4,711	5,083
Professional fees	3,409	2,163
Other taxes	2,651	3,106
Bonuses	2,202	20,423
Legal contingencies	750	4,825
Income taxes	707	3,599
Other	6,820	10,058
Total	$39,402	$70,029

7.	Fair Value Measurements

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

Level 1.    Observable inputs such as quoted prices in active markets;

Level 2.    Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and,

Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial assets carried at fair value as of December 31, 2016 and 2015 are summarized below (in thousands):

	December 31, 2016				December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$769	$769	$—	$—	$284	$284	$—	$—
Corporate debt securities	7,943	—	7,943	—	—	—	—	—

Marketable securities:
U.S. Treasury, government and agency debt securities	37,005	—	37,005	—	4,288	—	4,288	—
Corporate debt securities	34,246	—	34,246	—	10,216	—	10,216	—
Total financial assets	$79,963	$769	$79,194	$—	$14,788	$284	$14,504	$—

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

There were no transfers of assets between levels within the fair value hierarchy for the years ended December 31, 2016 and 2015, and there were no Level 3 assets held as of December 31, 2016 and 2015.

The carrying value of the Company's Term Loan at December 31, 2016 and 2015 was $35.0 million and $38.5 million, respectively. The carrying value of the Term Loan approximates fair value as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

8.	Goodwill and Other Intangible Assets

There was no activity within goodwill during 2016 or 2015. The Company has not had any historical goodwill impairment charges.

The following table presents the Company's purchased intangible assets (in thousands) as of December 31, 2016:

	Weighted Average Useful Life	Gross	Accumulated Amortization	Net
	(in years)
Other intangible assets:
Technology	5.5	$185,665	$(151,672)	$33,993
Customer relationships	6.0	71,700	(59,659)	12,041
Service agreements	6.4	30,100	(17,968)	12,132
Trademark	5.1	11,300	(8,966)	2,334
Non-compete agreements	4.0	8,000	(7,142)	858
Other	4.7	6,866	(2,547)	4,319
Total		$313,631	$(247,954)	$65,677

The following table presents the Company's purchased intangible assets (in thousands) as of December 31, 2015:

	Weighted Average Useful Life	Gross	Accumulated Amortization	Net
	(in years)
Other intangible assets:
Technology	5.5	$185,665	$(129,509)	$56,156
Customer relationships	6.0	71,700	(51,533)	20,167
Service agreements	6.4	30,100	(13,272)	16,828
Trademark	5.1	11,300	(7,000)	4,300
Non-compete agreements	4.0	8,000	(5,641)	2,359
Other	4.5	5,750	(1,900)	3,850
Total		$312,515	$(208,855)	$103,660

The estimated future amortization expense of purchased intangible assets as of December 31, 2016 is as follows (in thousands):

2017	$31,930
2018	20,666
2019	7,434
2020	3,892
2021	700
Thereafter	1,055
Total	$65,677

9.	Income Taxes

The components of income before income taxes were (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$(13,895)	$(5,307)	$(53,850)
Foreign	30,684	19,650	1,153
Total	$16,789	$14,343	$(52,697)

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$7,260	$10,150	$(372)
State	684	1,635	1,111
Foreign	5,560	4,273	2,538
Deferred:
Federal	25,981	(5,145)	(12,479)
State	11,299	(1,044)	(1,916)
Foreign	(84)	(1,477)	13
Income tax expense (benefit)	$50,700	$8,392	$(11,105)

The net effective income tax rate differed from the federal statutory income tax rate of 35% as follows (dollars in thousands):

	2016	2015	2014
Federal statutory expense	$5,876	$5,020	$(18,445)
State taxes, net of federal benefit	11,866	269	(805)
Research and development credits	(1,603)	(1,177)	(1,585)
Domestic production deduction	(236)	(595)	—
Foreign branch losses	(2)	90	(1,213)
Stock-based compensation	1,507	1,740	1,700
Foreign rate differential	(5,463)	(3,240)	1,633
Inter-company royalty	2,964	3,121	3,168
Inter-company transfer	1,994	1,994	1,841
Valuation allowance	31,077	(1,939)	—
Unrecognized tax benefits	1,157	1,160	1,497
Other	1,563	1,949	1,104
Income tax expense (benefit)	$50,700	$8,392	$(11,105)

Net effective income tax rate	302.0%	58.5%	21.1%

The primary components of temporary differences that gave rise to deferred taxes were as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Research and development credit carryforward	$13,734	$13,544
Deferred revenue	6,272	3,611
Stock-based compensation	11,474	10,674
Inventory adjustments	6,651	8,862
Net operating loss carryforward	4,331	4,939
Realized loss on investments	1,069	3,421
Accrued liabilities and other	1,117	1,056
Depreciation and amortization	5,894	958
Allowance for doubtful accounts	228	282
	50,770	47,347
Valuation allowance	(45,000)	(2,056)
	5,770	45,291
Deferred tax liabilities:
Depreciation and amortization	(202)	(382)
Intercompany royalty	(10,537)	(11,852)
Net deferred tax (liabilities) assets	$(4,969)	$33,057

As of December 31, 2016 and 2015, long-term deferred tax assets totaled $1.3 million and $18.9 million, respectively, and were included as part of the Other Assets line item in the Company's consolidated balance sheets. As of December 31, 2015, current deferred tax assets totaled $14.5 million and were included within the Prepaid Expenses and Other Current Assets line item in the Company's consolidated balance sheets. As of December 31, 2016, the Company did not classify any of its deferred tax assets as current as a result of the Company's adoption of ASU 2015-17, which was adopted on a prospective basis.

As of December 31, 2016 and 2015, long-term deferred tax liabilities totaled $6.2 million and $0.4 million, respectively and were included within the Other Liabilities line item in the Company's consolidated balance sheets.

The realizability of deferred income tax assets is based on a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets may not be realized, a valuation allowance must be established against the deferred income tax assets. As of December 31, 2016, the Company had a valuation allowance of $44.0 million against its net deferred tax assets in the U.S. and $1.0 million against its Australian net operating loss carryforwards.

For the years ended December 31, 2016, 2015, and 2014, the Company recorded changes in its valuation allowance of $42.9 million, $2.3 million, and $214,000, respectively. Prior to the fourth quarter of 2016, we maintained a valuation allowance against our net U.S. deferred tax assets of $1.1 million related to our realized capital loss carryforwards. In the fourth quarter of 2016, we evaluated the need for a valuation allowance against our remaining net deferred tax assets in the U.S. and concluded that a full valuation allowance was warranted due to the realization of a three-year cumulative pre-tax book loss in the U.S.

As of December 31, 2016, the Company has gross federal and state research and development credit carryforwards of $20.2 million and $19.4 million, respectively. The federal carryovers begin to expire in 2024, while the state carryovers have an indefinite carryover period.

As of December 31, 2016, the Company has gross federal and state net operating loss (“NOLs”) carryforwards of $9.9 million and $2.0 million, respectively.  The federal NOLs expire beginning 2028, and the state NOLs begin to expire in 2018.  Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The Company estimates that its 2016 limitation under Section 382 of the Internal Revenue Code is $0.7 million.

Cumulative undistributed earnings of foreign subsidiaries for which no deferred income taxes have been provided were $124.4 million and $100.5 million at December 31, 2016 and 2015, respectively. No provision for U.S. income and foreign withholding taxes has been made for unrepatriated foreign earnings because it is expected that such earnings will be reinvested indefinitely outside of the U.S. Under current tax laws and regulations, if our cash, cash equivalents, or investments associated with the subsidiaries’ undistributed earnings were distributed to the United States in the form of dividends or otherwise, it would be included in our U.S. taxable income, and we would be subject to additional U.S. income taxes and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

At December 31, 2016, the Company had gross unrecognized tax benefits of $23.5 million. Of this total, $6.6 million (net of the federal benefit on state issues) would affect its effective tax rate if recognized.  The Company classifies liabilities for unrecognized tax benefits for which it does not anticipate payment or receipt of cash within one year in noncurrent other liabilities.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0, $2,000 and $13,000, net of federal benefit, of interest within our statements of operations.  The Company had accrued interest, net of federal benefit, of $182,000 as of December 31, 2016 and 2015. The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. With few minor exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in material jurisdictions for the tax years ended prior to 2009. The U.S. Internal Revenue Service is currently examining the Company's 2009 through 2012 and 2014 federal income tax returns. The Company is subject to income tax in many jurisdictions both inside and outside of the U.S. The Company's operations in certain jurisdictions remain subject to examination, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to the Company's financial statements.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefits - beginning balance	$21,178	$19,134	$16,766
Gross increases – tax positions taken in prior period	50	188	417
Gross decreases – tax positions taken in prior period	(51)	(161)	(74)
Gross increases – tax positions taken in current period	2,515	2,017	2,167
Lapse of statute of limitations	(166)	—	(142)
Unrecognized tax benefits – ending balance	$23,526	$21,178	$19,134

The Company does not expect that its uncertain tax benefits will significantly increase or decrease in the next twelve months, unless the Company were to finalize its Advance Pricing Agreement ("APA"), as discussed below, with the IRS.

On September 26, 2016, the Company was notified by the IRS of its proposal on the Company’s APA filed on January 15, 2013. Management responded to the IRS in the fourth quarter of 2016 and received an updated proposal from the IRS in the first quarter of 2017. Management is currently assessing the IRS's revised proposal. If the Company were to accept the proposal, it would be subject to the IRS's final review and approval. Management believes that it has sufficient reserves to offset any additional assessments as result of the proposed APA.

10.	Commitments and Contingencies

The Company leases its facilities under non-cancelable operating leases for varying periods through May 2023, excluding options to renew. Certain leases require the Company to pay property taxes, insurance, and routine maintenance, and include escalation clauses. The following are the future minimum commitments under these leases (in thousands):

Year Ending December 31,*
2017	$11,849
2018	11,161
2019	9,496
2020	8,029
2021	5,290
Thereafter	8,282
Total	$54,107

*Minimum payments have not been reduced by minimum sublease rentals of $43,000 due in the future under non-cancelable subleases.

Rent expense for the years ended December 31, 2016, 2015, and 2014 was approximately $9.5 million, $8.9 million, and $13.7 million, respectively.

2016 Settlement of Securities Class Action

On August 1, 2016, the U.S. District Court for the Central District of California (the "Court") entered an order granting final approval of a Stipulation and Agreement of Settlement, dated November 11, 2015, providing for the settlement of the securities class action, captioned Oklahoma Firefighters Pension & Retirement System, et al. v. Ixia, et al., filed in November 2013 against the Company and certain of our current and former officers and directors (the "Class Action Settlement Agreement"). The Class Action Settlement Agreement provides, among other terms, for a settlement payment in the amount of $3.5 million. In March 2016, one of our insurance carriers made the settlement payment, which will fund all payments to class members pursuant to the Class Action Settlement Agreement and the award of attorneys’ fees and expenses to plaintiffs’ counsel as approved by the Court. The settlement does not include any admission of wrongdoing or liability on the part of Ixia or the individual defendants and provides for a dismissal of, and a release of all claims asserted against the defendants in, the class action. By an amended order, dated February 21, 2017, the Court approved the distribution of the settlement fund to class members who had submitted claims.

2016 Settlement of Shareholder Derivative Action

On June 1, 2016, the U.S. District Court for the Central District of California entered an order granting final approval of a Stipulation and Agreement of Settlement, dated November 17, 2015, providing for the settlement of the consolidated shareholder derivative action, captioned In re Ixia Shareholder Derivative Litigation, filed in May 2014 against Ixia, as a nominal defendant, and certain of its current and former officers and directors (the "Derivative Action Settlement Agreement"). The Derivative Action Settlement Agreement provides, among other terms, for Ixia to implement certain corporate governance measures. The court's final order also approved the award of attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $575,000, which has been paid by one of the Company's insurance carriers. The settlement does not include any admission of wrongdoing or liability on the part of Ixia or the individual defendants and provides for a dismissal of, and a release of all claims asserted against the defendants in, the derivative action.

SEC Investigation

On February 3, 2017, the Company reached a final settlement with the SEC that resolved matters related to the SEC’s investigation of its reporting, books and records, and internal controls in 2012 and the first two quarters of 2013.

Under the terms of the settlement, Ixia, without admitting or denying the findings of the SEC, consented to the entry of an administrative order (the "Settlement Order") to cease and desist from future violations of the reporting, books and records, and internal controls provisions of the Securities Exchange Act of 1934, as amended, and certain rules adopted thereunder, and to pay a fine of $750,000. The SEC noted in the Settlement Order that it had taken into consideration the Company's cooperation with the SEC's investigation as well as remedial actions undertaken by Ixia. The SEC did not allege fraud by Ixia. The payment of $750,000 was made to the SEC on February 9, 2017.

The Company has accrued a liability of $750,000 related to this matter as a component of Accrued expenses and other in the accompanying consolidated balance sheets as of December 31, 2016.

Indemnifications

In the normal course of business, the Company provides certain indemnifications, commitments, and guarantees of varying scope to customers, including against claims of intellectual property infringement made by third parties arising from the use of the Company's products. The Company also has certain obligations to indemnify its officers, directors, and employees for certain events or occurrences while the officers, directors, or employees are or were serving at the Company's request in such capacity. The duration of these indemnifications, commitments, and guarantees varies and in certain cases is indefinite. Many of these indemnifications, commitments, and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. However, the Company's director and officer insurance policy may enable it to recover a portion of any future payments related to its officer, director, or employee indemnifications. Historically, costs related to these indemnifications, commitments, and guarantees have not been significant. With the exception of the product warranty accrual associated with the Company's initial standard warranty, no liabilities have been recorded for these indemnifications, commitments, and guarantees.

11.	Shareholders’ Equity

Stock Award Plans

Second Amended and Restated Ixia 2008 Equity Incentive Plan

The Company's Second Amended and Restated Ixia 2008 Equity Incentive Plan (the “2008 Plan” or the “Plan”), provides for the issuance of share-based awards to its eligible employees, directors, and consultants. The share-based awards may include incentive stock options ("ISO"), non-statutory stock options, stock appreciation rights, restricted stock units ("RSU"), or restricted stock awards. Options become exercisable over a vesting period as determined by the Board of Directors and expire over terms not exceeding 7 years from the date of grant. The exercise price for options granted under the 2008 Plan may not be granted at less than 100% of the fair market value of our common stock on the date of grant (110% for ISOs granted to an employee who owns more than 10% of the voting shares of the outstanding stock). Options generally vest over a four-year period. In the event the holder ceases to be employed by us, all unvested options are forfeited and all vested options may be exercised within a period of up to 90 days after termination other than (i) for termination for cause for which the vested options are forfeited on the termination date or (ii) as a result of death or disability for which vested options may be exercised for up to 180 days after termination. The 2008 Plan will terminate in May 2018, unless terminated sooner by the Board of Directors.

In June 2013, our shareholders approved the Second Amended and Restated Ixia 2008 Equity Incentive Plan, which resulted in amendments to the Company's Amended and Restated Ixia 2008 Equity Incentive Plan, as amended, which included the following:

•
Increase in Share Reserve. Increased the total number of shares of the Company's common stock available for future grants by 9.8 million shares for a total of 29.0 million shares of our common stock authorized and reserved over the term of the Plan, of which 6.1 million shares were available for future grant as of December 31, 2016.

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

The 2008 Plan also provides for the following:

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

The following table summarizes stock option activity for the year ended December 31, 2016 (in thousands, except per share and contractual life data):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	5,474	$12.11	4.35	$9,350
Granted	1,240	11.30
Exercised	(775)	8.68
Forfeited/canceled	(459)	14.56
Outstanding as of December 31, 2016	5,480	$12.21	4.34	$22,638
Vested and expected to vest as of December 31, 2016	5,336	$12.23	4.30	$21,933
Exercisable at December 31, 2016	3,395	$12.96	3.56	$11,950

The weighted average grant-date fair value of options granted for the years ended December 31, 2016, 2015, and 2014 was $3.44, $4.21, and $3.36 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $3.1 million, $2.3 million, and $1.1 million, respectively. As of December 31, 2016, the remaining unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.38 years.

The following table summarizes RSU activity for the year ended December 31, 2016 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2015	1,963	$12.63
Awarded	1,114	11.70
Vested	(730)	13.10
Forfeited/canceled	(188)	12.13
Outstanding as of December 31, 2016	2,159	$12.03

The fair value of RSUs vested during the years ended December 31, 2016, 2015, and 2014 was $8.0 million, $9.1 million, and $7.4 million, respectively. The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as of December 31, 2016 was 1.41 years.

Employee Stock Purchase Plan

During 2010, the Company's shareholders approved the 2010 Employee Stock Purchase Plan (as amended, the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase our common stock, subject to limitations as set forth in the Purchase Plan, through payroll deductions which may not exceed the lesser of 20% of an employee’s compensation or $21,250 per annum. The Purchase Plan is implemented in a series of consecutive, overlapping 24-month offering periods, with each offering period consisting of four six-month purchase periods. Offering periods begin on the first trading day on or after May 1 and November 1 of each year. During each 24-month offering period under the Purchase Plan, participants accumulate payroll deductions which, on the last trading day of each six-month purchase period within the offering period, are applied toward the purchase of shares of our common stock at a purchase price equal to 85% of the lower of (i) the fair market value of a share of the Company's common stock as of the first trading day of the 24-month offering period and (ii) the fair market value of a share of the Company's common stock on the last trading day of the six-month purchase period. The Purchase Plan provides the potential for an automatic annual increase of up to 500,000 in the number of shares reserved for issuance under the Purchase Plan on May 1 of each year during the ten-year term of the plan. The Purchase Plan will terminate in March 2020, unless it is earlier terminated by the Board of Directors. The Company also adopted a tax advantaged sub-plan under the Purchase Plan for its Romanian employees. Shares are issued under the Romania sub-plan from the authorized shares under the Purchase Plan.

In June 2016, October 2015, and November 2014, the number of shares authorized and reserved for issuance under the Purchase Plan was increased by an additional 500,000 shares, respectively, pursuant to the automatic annual increase provision of the Purchase Plan.

We have reserved a total of 5,300,000 shares of common stock for issuance under the Purchase Plan, of which 965,000 shares are available for future issuance for the existing and future offering periods. For the years ended December 31, 2016, 2015, and 2014, approximately 1,026,000, 988,000, and 685,000 shares, respectively, were issued under the Purchase Plan.

Stock-Based Compensation Expense

The Black-Scholes option-pricing model is used to calculate the estimated fair value of share-based awards for options and RSUs on the respective dates of grant for accounting purposes using the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected lives (in years)	4.0	3.9	4.0
Risk-free interest rates	1.1%	1.2%	1.2%
Dividend yield	—%	—%	—%
Expected volatility	37.4%	43.3%	46.7%

The Black-Scholes option-pricing model is used to calculate the estimated fair value of share-based awards for our Purchase Plan for accounting purposes using the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected lives (in years)	1.3	1.3	1.2
Risk-free interest rates	0.6%	0.4%	0.2%
Dividend yield	—%	—%	—%
Expected volatility	35.7%	28.4%	32.9%

Expected lives (in years) - The expected life was determined by estimating the expected option life using historical data.

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

Our stock-based compensation by award type is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Options	$4,438	$5,032	$3,934
RSUs	11,267	10,078	9,328
Common shares issued under the Purchase Plan	3,002	3,866	3,257
Total stock-based compensation	$18,707	$18,976	$16,519

The aggregate balance of gross unrecognized stock-based compensation to be expensed in the years 2017 through 2021 related to unvested options, RSUs, and common shares issued under the Purchase Plan as of December 31, 2016 was $3.9 million, $11.8 million, and $4.0 million, respectively. There was no capitalized stock-based compensation for any of the periods presented.

Accumulated Other Comprehensive Loss

The following table summarizes, as of each balance sheet date, the changes in the Company's accumulated other comprehensive loss, by component, net of income taxes (in thousands):

	Unrealized Gains and Losses on Available-for- Sale Securities (a)	Foreign Currency Items (a)	Total
Beginning balance, December 31, 2014	$(32)	$(761)	$(793)
Other comprehensive loss before reclassifications	(76)	(184)	(260)
Amounts reclassified from accumulated other comprehensive loss (b)	20	—	20
Net current-period other comprehensive loss	(56)	(184)	(240)
Ending balance, December 31, 2015	$(88)	$(945)	$(1,033)
Other comprehensive gain before reclassifications	75	63	138
Amounts reclassified from accumulated other comprehensive loss (b)	(13)	—	(13)
Net current-period other comprehensive gain	62	63	125
Ending balance, December 31, 2016	$(26)	$(882)	$(908)

(a)	All amounts are net-of-tax. Amounts in parentheses indicate reductions.

(b)	Amount represents gain on the sale of securities and is included as a component of Interest income and other, net in the consolidated statements of operations.

Other Comprehensive Income (Loss)

The Company sold available-for-sale securities in the years ended December 31, 2016 and 2015 which resulted in a reclassification from accumulated other comprehensive loss of realized gains totaling $13,000 and realized losses totaling $20,000, respectively, which were included within the Interest income and other, net line item in the Company's consolidated statements of operations.

Prior to the reclassification of realized gains and losses related to the sale of available-for-sale securities, the Company had gross unrealized gains of $118,000 for the year ended December 31, 2016 and gross unrealized losses of $125,000 for the year ended 2015.

Stock Buyback Program

On February 23, 2016, the Company’s Board of Directors approved a share repurchase program (the "Program") authorizing the Company, over the 12 months following the announcement, to acquire up to $25 million of its common stock. Under the Program, the Company was authorized, from time to time, and subject to general business and market conditions, alternative investment opportunities, and other factors, to repurchase shares in open market purchases, privately negotiated transactions, and/or through other means, and may include repurchases pursuant to a Rule 10b5-1 trading plan. The Program expired on February 22, 2017. There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue or suspend repurchases at any time in the Company’s discretion. During the year ended December 31, 2016, the Company repurchased 707,332 shares of its common stock for approximately $6.9 million. All of the repurchased shares remain authorized, but are no longer issued and outstanding. As of December 31, 2016, $18.1 million remained available for share repurchases under the Program.

12.	Retirement Plan

The Company provides a 401(k) Retirement Plan (the “Plan”) to eligible employees who may authorize contributions up to IRS annual deferral limits to be invested in employee elected investment funds. As determined annually by the Board of Directors, the Company may contribute matching funds of 50% of the employee contributions up to $2,500. These matching contributions vest based on the employee’s years of service with the Company. For the years ended December 31, 2016, 2015, and 2014, the Company expensed and made contributions to the Plan in the amount of $2.9 million, $3.0 million, and $1.6 million, respectively.

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Basic Presentation:
Numerator for basic (loss) earnings per share:
Net (loss) income	$(33,911)	$5,951	$(41,592)
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding	81,470	79,633	77,629

Basic (loss) earnings per share	$(0.42)	$0.07	$(0.54)

Diluted presentation:
Numerator for diluted (loss) earnings per share:
Net (loss) income	$(33,911)	$5,951	$(41,592)
Denominator for diluted (loss) earnings per share:
Weighted average common shares outstanding	81,470	79,633	77,629
Effect of dilutive securities:
Stock options and other share-based awards	—	1,826	—
Dilutive potential common shares	81,470	81,459	77,629

Diluted (loss) earnings per share	$(0.42)	$0.07	$(0.54)

The diluted loss per share computation for the year ended December 31, 2016 excluded the weighted average number of shares underlying the Company's employee stock options and other share-based awards of 4.7 million shares, which were anti-dilutive because the Company reported a net loss for the year ended December 31, 2016.

The diluted income per share computation for the year ended December 31, 2015, excluded (i) the weighted average number of shares underlying the Company's then-outstanding convertible senior notes of 8.4 million shares as they are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeded basic earnings per share, and (ii) the weighted average number of shares underlying the employee stock options and other share-based awards of 2.6 million shares, which were anti-dilutive because, the exercise prices of these awards exceeded the average closing sales price per share of the Company's common stock during the applicable period.

The diluted loss per share computation for the year ended December 31, 2014, excluded (i) the weighted average number of shares underlying the then outstanding convertible senior notes of 10.3 million shares as they are considered anti-dilutive because the related interest expense on a per common share “if converted” basis exceeded the basic loss per share, and (ii) the weighted average number of shares underlying the employee stock options and other share-based awards of 4.7 million shares, which were anti-dilutive because the Company reported a net loss for the year ended December 31, 2014.

14.	Quarterly Financial Summary (Unaudited)

	For the three months ended
	2016				2015
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
(in thousands)
Consolidated Statement of Operations Data:
Total revenues	$128,163	$123,911	$120,098	$112,673	$138,478	$125,887	$131,610	$120,962
Total cost of revenues (1)	33,558	33,352	30,343	31,660	35,697	33,913	34,983	35,001
Gross profit	94,605	90,559	89,755	81,013	102,781	91,974	96,627	85,961

Income (loss) before income taxes	6,949	6,560	8,249	(4,969)	12,309	506	6,574	(5,046)
Net (loss) income(2)	(37,520)	4,773	1,523	(2,687)	5,751	4,008	5,803	(9,611)

(Loss) earnings per share:
Basic	$(0.46)	$0.06	$0.02	$(0.03)	$0.07	$0.05	$0.07	$(0.12)
Diluted	$(0.46)	$0.06	$0.02	$(0.03)	$0.07	$0.05	$0.07	$(0.12)

(1)
For the quarters ended: December 31, 2016; September 30, 2016; June 30, 2016; March 31, 2016; December 31, 2015; September 30, 2015; June 30, 2015; and March 31, 2015; total cost of revenues includes charges related to amortization of intangible assets of $6.2 million, $6.3 million, $6.4 million, $6.4 million, $6.4 million, $6.4 million, $6.4 million, and $6.4 million, respectively.

(2)
In the quarter ended December 31, 2016, income tax expense includes a $42.9 million charge related to the establishment of a valuation allowance against the Company's remaining net deferred tax assets in the U.S.

15.	Subsequent Events

Pending Acquisition by Keysight

The Company entered into an Agreement and Plan of Merger, dated as of January 30, 2017 (the "Merger Agreement"), with Keysight Technologies, Inc. (“Keysight”) and, by a joinder dated February 2, 2017, Keysight Acquisition, Inc., a wholly owned subsidiary of Keysight (“Merger Sub”). Pursuant to the Merger Agreement, subject to the approval of the Merger Agreement and the principal terms of the Merger Agreement by the Company's shareholders and the satisfaction of other conditions to the completion of the merger specified in the Merger Agreement, Merger Sub will be merged with and into Ixia (the "Merger"), with Ixia surviving the merger as a wholly owned subsidiary of Keysight.

Subject to certain exceptions, at the effective time of the Merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive $19.65 in cash, without interest (“Per Share Merger Consideration”), subject to any applicable tax withholding. Options, whether vested or unvested, to acquire the Company's common stock that are outstanding immediately prior to the consummation of the Merger will, at the effective time, become fully vested (to the extent not then vested) and be canceled in exchange for the right to receive an amount in cash equal to the excess, if any, of the Per Share Merger Consideration over the exercise price per share of the options, subject to any applicable tax withholding. Each restricted stock unit covering shares of the Company's common stock that is outstanding immediately prior to the Merger will, at the effective time, be canceled in exchange for the right to receive an amount in cash equal to the Per Share Merger Consideration (with any restricted stock units subject to performance-based vesting conditions to be earned at target performance levels), subject to any applicable tax withholdings.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, (i) the approval of the Merger Agreement and the principal terms thereof by the Company's shareholders, (ii) the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the receipt of necessary approvals from certain foreign antitrust authorities. Consummation of the Merger is not subject to a financing condition.

The Company has made customary representations and warranties and has agreed to specified covenants in the Merger Agreement, including covenants relating to the conduct of the Company’s business between the date of the Merger Agreement and the consummation of the Merger (or if earlier, the termination of the Merger Agreement).

The Merger Agreement contains certain termination rights of Keysight and the Company and provides that the Company will be required to pay Keysight a termination fee of approximately $59.7 million upon termination of the Merger Agreement under certain circumstances, including, but not limited to, if the Company accepts a superior acquisition proposal. In addition, if the Company terminates the Merger Agreement for Keysight’s failure to close when required to do so pursuant to the Merger Agreement, Keysight will be required to pay the Company a termination fee of $500 million. Either party may terminate the Merger Agreement if the Merger is not consummated by the “end date” of the Merger Agreement, which is 5:00 p.m. (Eastern Time) on October 30, 2017, subject to certain limitations.

The Company incurred approximately $802,000 of costs related to the Merger in 2016, primarily consisting of professional fees. These costs have been included within the Acquisition and other related costs line item on the Company's consolidated statements of operations.

Litigation Relating to Pending Acquisition by Keysight
On February 23, 2017, a purported shareholder of the Company filed a putative class action lawsuit, captioned Colleen Witmer v. Ixia, Errol Ginsberg, Bethany Mayer, Laurent Asscher, Jonathan Fram, Gail Hamilton, Ilan Daskal, Keysight Technologies, Inc., and Keysight Acquisition, Inc., in the U.S. District Court for the Central District of California. The lawsuit, which purports to be a class action brought on behalf of the shareholders of the Company, challenges the proposed Merger and the Company's disclosures in connection with the Merger. The complaint alleges, among other things, that the Company omitted material information with respect to the proposed Merger in the preliminary proxy statement that the Company filed with the SEC on February 15, 2017 in connection with the proposed Merger and that, as a result, (i) the Company and the members of its Board of Directors violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and (ii) such directors, as well Keysight and Merger Sub, violated Section 20(a) of the Exchange Act. The complaint seeks relief that includes an order enjoining the proposed Merger or, if the Merger is consummated, rescinding the Merger or awarding rescissory damages; direction that the directors disseminate a revised proxy statement; and an award of the plaintiff's costs of the action, including reasonable attorneys' and experts' fees. The complaint has not been served on the Company. If the complaint is served on the Company, the Company intends to pursue its defenses vigorously.

EXHIBIT INDEX

Exhibit No.	Description

2.4.1	Joinder Agreement, dated as of February 2, 2017, executed by Keysight Acquisition, Inc. and acknowledged by the Company and Keysight Technologies, Inc.

10.7*	Compensation of Named Executive Officers as of December 31, 2016

10.14.3*	Amendment No. 3 to Employment Agreement dated January 13, 2017 between the Company and Alexander J. Pepe

10.19*	2017 Sales Commission Plan for Patricia Key

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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