Form 10-K/A
period 2016-12-31
IXIA
filed 2017-04-17
CIK 1120295

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the Registrant’s Common Stock held by nonaffiliates of the Registrant as of June 30, 2016, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $618,688,890.

As of February 21, 2017, the number of shares of the Registrant’s Common Stock outstanding was 82,867,065.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of Ixia (the “Company,” “Ixia,” “our,” “us,” or “we”) filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017 (the “Original Filing”) solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in such items to be incorporated in a Form 10-K by reference from a definitive proxy statement filed no later than 120 days after an issuer’s fiscal year-end.

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

1

1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The names of our directors, and certain information about them as of March 10, 2017, are set forth below:

Name	Age	Position(s) with the Company	Director Since
Laurent Asscher	47	Director	2008
Ilan Daskal	51	Director	2016
Jonathan Fram	60	Director	2005
Errol Ginsberg	61	Chairman of the Board and Chief Innovation Officer	1997
Gail Hamilton	67	Director	2005
Bethany Mayer	55	Director, President, and Chief Executive Officer	2014

Mr. Asscher has been a director of the Company since October 2008. Since February 2005, he has served as a director, and from February 2005 until August 2013, he served as the President and Chief Executive Officer, of Airtek Capital Group, S.A., a privately held equity investment firm based in Brussels, Belgium. He currently serves on the boards of directors of several privately held technology companies.

Mr. Daskal has been a director of the Company since June 2015. From April 2016 to June 2016, Mr. Daskal served as the Chief Financial Officer designee and Executive Vice President of SunEdison, Inc., a global renewable energy development company. Prior to joining SunEdison, Mr. Daskal served as the interim Chief Financial Officer of Aricent Inc., a product engineering services company during February and March 2016. From April 2015 to August 2015, Mr. Daskal served as Chief Financial Officer and Executive Vice President of Cepheid, a molecular diagnostics company. From October 2008 to January 2015, he served as the Chief Financial Officer and Executive Vice President of International Rectifier Corporation, a power management semiconductor company.

Mr. Fram has been a director of the Company since July 2005. Since October 2010, Mr. Fram has served as Chief Executive Officer of Nularis, Inc., a distributor of energy efficient lighting products.

Mr. Ginsberg has been a director of the Company since May 1997, and became the Chairman of our Board of Directors (the “Board”) in January 2008. Mr. Ginsberg served as the Company’s President from May 1997 until September 2007 and as the Company’s Chief Executive Officer from September 2000 until March 2008. In March 2008, Mr. Ginsberg became our Chief Innovation Officer. He held the additional position of Acting Chief Executive Officer from October 2013 until September 2014. Mr. Ginsberg has also served on the boards of directors of several privately held technology companies.

Ms. Hamilton has been a director of the Company since July 2005. From March 2000 until her retirement in January 2005, Ms. Hamilton held various senior officer positions at Symantec Corporation, an infrastructure software and services provider. Ms. Hamilton also serves as a member of the Boards of Directors of Arrow Electronics, Inc., Open Text Corporation, and Westmoreland Coal Company.

Ms. Mayer has been a director of the Company, and has served as the Company’s President and Chief Executive Officer, since September 2014. From February 2014 until September 2014, she served as Senior Vice President and General Manager of the Network Functions Virtualization (NFV) business of Hewlett-Packard Company (“HP”), a multinational information technology company. From May 2011 until May 2014, Ms. Mayer served as Senior Vice President and General Manager of HP’s Networking Business unit. From March 2010 until May 2011, Ms. Mayer served as Vice President, Marketing and Alliances for HP’s Enterprise Servers, Storage and Networking Group. Ms. Mayer serves as a member of the board of directors of Sempra Energy.

The Board and the Nominating and Corporate Governance Committee of the Board believe that the background and experience of the Company’s current Board members provide the Company with the perspectives and judgment needed to provide the necessary guidance and oversight of the Company’s business and strategies. The Board and the Nominating and Corporate Governance Committee considered the experience, qualifications, and skills of each of our current directors, in light of the Company’s business and structure, in concluding that such person should serve as a member of the Board. The experience, qualifications, and skills of each director that led to the Board’s and the Nominating and Corporate Governance Committee’s conclusion that such director should serve on the Board include:

Laurent Asscher

•	Investor and shareholder in several public and privately held technology companies, including Ixia

•	Outside board experience as a director in several privately held and public technology companies

•	Executive, business, and operational experience as former President and Chief Executive Officer of Airtek Capital Group, S.A.

Ilan Daskal

•	Executive, business, financial, and operational experience as the principal financial officer of public technology companies including International Rectifier Corporation

•	Experience as a certified public accountant in Israel

•	Outside board experience as a director of a privately held company

Jonathan Fram

•	Executive, business, and operational experience as the principal executive officer of Nularis, Inc. and previously as the president of a technology company

•	Investment experience as a former managing partner of venture capital funds and as an investor in start-up companies

•	Outside board experience as a former director of Marchex, Inc.

•	Financial experience as a former securities analyst

Errol Ginsberg

•	Executive, business, and operational experience in technology companies, including as a founder and former President and Chief Executive Officer of Ixia and as the Company’s current Chief Innovation Officer and Chairman of the Board

•	Outside board experience as a director of several privately held technology companies

•	Substantial knowledge of the network equipment manufacturing and the telecommunications industries

Gail Hamilton

•	Executive, business, and operational experience as a former senior executive of Symantec Corporation

•	Outside board experience as a director of public and privately held companies

•	Audit committee and compensation committee experience, including as a member of the Audit Committee of the Board of Directors of Open Text Corporation and as Chair of Ixia’s Compensation Committee

•	Strategic planning and business development experience at public technology companies

Bethany Mayer

•	Executive, business, and operational experience as a senior executive at public technology companies, including as the current President and Chief Executive Officer of Ixia and as a former senior executive at HP

•	Strategic planning and business development experience at public and privately held technology companies

•	Substantial knowledge of the network equipment manufacturing and the telecommunications industries

Executive Officers

Our executive officers and certain information about them as of March 10, 2017 are described below:

Name	Age	Position(s)
Bethany Mayer	55	President and Chief Executive Officer
Errol Ginsberg	61	Chief Innovation Officer
Dennis J. Cox	44	Chief Product Officer
Marie Hattar	49	Chief Marketing Officer
Brent T. Novak	45	Chief Financial Officer
Alexander J. Pepe	55	Chief Operating Officer
Matthew S. Alexander	44	Senior Vice President, General Counsel, and Corporate Secretary
Walker H. Colston, II	56	Senior Vice President, Support
Patricia Key	52	Senior Vice President, Global Sales
Christopher L. Williams	56	Senior Vice President, Human Resources

The Board appoints our executive officers, who then serve at the discretion of the Board. For information concerning Ms. Mayer and Mr. Ginsberg, see “Directors” above.

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

Ms. Hattar joined Ixia as Chief Marketing Officer in June 2015. From May 2014 to May 2015, Ms. Hattar served as the Chief Marketing Officer of Check Point Software Technologies Ltd., a provider of IT security products. From March 2005 until April 2014, Ms. Hattar held various senior marketing positions at Cisco Systems, Inc., a multinational technology company that designs, manufactures, and sells networking equipment, where she most recently served as Vice President, Global Marketing Campaigns, Planning and Programs from 2012 to 2014 and as Vice President, Enterprise Segment Marketing from 2011 to 2012.

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

Ms. Key joined Ixia as Vice President, Sales, East in February 2008. She served in that position until August 2014, at which time she became Vice President, Sales, Americas. Ms. Key was appointed as Senior Vice President, Global Sales and as an executive officer of the Company in September 2016.

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

Based solely on our review of the copies of such reports (including any amendments thereto) furnished to us and on written representations from our executive officers and directors, we believe that all reports required to be filed by our directors, officers, and ten percent shareholders in accordance with Section 16(a) were filed on a timely basis during 2016.

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

Item 11.	Executive Compensation

Compensation of Directors

Director Compensation Paid for 2016

The following table shows compensation information for Ixia’s non-employee directors for 2016:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Laurent Asscher	60,000	154,500	100,003	314,503
Ilan Daskal	75,000	154,500	100,003	329,503
Jonathan Fram	82,000	154,500	100,003	336,503
Gail Hamilton	91,000	154,500	100,003	345,503

(1)	Only non-employee members of the Board are eligible to receive compensation for serving on the Board. Mr. Ginsberg and Ms. Mayer served as executive officers of the Company while serving as members of the Board in 2016. Information concerning the compensation paid to Mr. Ginsberg and Ms. Mayer as executive officers is set forth in the “Summary Compensation Table” below. They did not receive any additional compensation for 2016 as members of the Board.
(2)	Amounts shown reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, of the 9,709 restricted stock units granted to each of our non-employee directors in June 2016 in connection with their re-election to the Board at our June 2016 Annual Meeting of Shareholders. Such amounts are not necessarily indicative of the compensation that our directors will actually realize. The grant date fair value of each restricted stock unit award is measured based on the closing sales price of our Common Stock on the date of grant as reported on the Nasdaq Global Select Market (i.e., $10.30). As of December 31, 2016, each of our non-employee directors held 4,855 unvested restricted stock units.
(3)	Amounts shown reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the 15,000 nonstatutory stock options granted to each of our non-employee directors in June 2016 in connection with his or her re-election to the Board at our June 2016 Annual Meeting of Shareholders. Such amounts are not necessarily indicative of the compensation that our directors will actually realize. The grant date fair value of each option is estimated based on the fair value on the date of grant using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of our options are set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 1, 2017. As of December 31, 2016, each of Messrs. Asscher and Fram held nonstatutory stock options to purchase a total of 76,000 shares, Ms. Hamilton held nonstatutory stock options to purchase a total of 68,500 shares, and Mr. Daskal held nonstatutory stock options to purchase a total of 30,000 shares.

The table below sets forth the amounts that, since April 2013, we have paid and continue to pay to our non-employee directors as quarterly retainers:

Non-Employee Director Retainer Amounts

	Board of Directors		Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Quarterly Retainer (non-Chair)	$12,500		$2,500	$2,500	$1,500
Quarterly Retainer (Chair)	0	*	$6,250	$6,250	$3,000

*	Mr. Ginsberg currently serves as Chairman of the Board, but he does not receive any retainer or other compensation as Chairman of the Board because he is also an officer and employee of the Company.

No attendance fees are payable to Board or committee members for attending a Board or committee meeting. Mr. Ginsberg and Ms. Mayer do not receive any cash, equity, or other compensation for serving as members of the Board because they are both officers and employees of the Company and, as a result, are not eligible to receive any compensation as Board members.

The total amount of cash compensation paid to all non-employee directors for 2016 was $308,000. We also reimburse all directors for reasonable expenses incurred in connection with attending Board and committee meetings.

Our non-employee directors are eligible to be awarded equity incentives under our Second Amended and Restated Ixia 2008 Equity Incentive Plan, as amended. In June 2016, upon the recommendation of the Compensation Committee, the Board awarded 9,709 restricted stock units and 15,000 nonstatutory stock options to each of our non-employee directors (i.e., Messrs. Asscher, Daskal, and Fram and Ms. Hamilton) following his or her re-election to the Board at our 2016 Annual Meeting of Shareholders. Each director’s restricted stock units vest and the shares covered thereby are automatically issued in four substantially equal installments over approximately one year following the date of grant as long as the director remains a member of the Board. The nonstatutory stock options have an exercise price per share of $10.30 and vest and become exercisable in four equal installments over approximately one year following the date of grant as long as the director remains a member of the Board. The options have a term of seven years.

Stock Ownership Guidelines

In March 2011, the Board adopted stock ownership guidelines to more closely align the interests of our directors with those of our shareholders. The guidelines require each non-employee director to acquire and hold shares of Ixia Common Stock having a value not less than five times the value of his or her annual Board retainer (i.e., five times $50,000, or $250,000). The Company does not currently have any equity ownership requirements for its executive officers or employee directors. As of March 10, 2017, all of our non-employee directors other than Mr. Daskal, who joined our Board in June 2015, met the stock ownership guidelines. We expect that Mr. Daskal will acquire the requisite ownership interest within the next several years, although there is no deadline by which he must do so. There is no requirement that a director, officer, or employee hold any shares acquired upon the exercise of a stock option or issued upon the vesting of a restricted stock unit for any specified period of time following such exercise or vesting.

Compensation Discussion and Analysis

Introduction

This “Compensation Discussion and Analysis” describes the principles and objectives of our executive compensation program and contains a discussion and analysis of the compensation — including base salary, cash bonuses, equity incentives, and benefits — paid to our named executive officers identified in the “Summary Compensation Table” beginning on page 23 of this report. The executive officers identified in the “Summary Compensation Table” included in this report are collectively referred to as our “named executive officers.” For 2016, our named executive officers are:

Named Executive Officer	Title
Bethany Mayer	President and Chief Executive Officer
Brent T. Novak	Chief Financial Officer
Errol Ginsberg Alexander J. Pepe	Chief Innovation Officer Chief Operating Officer
Dennis J. Cox	Chief Product Officer
Hans-Peter Klaey	Former Senior Vice President, Global Sales

The remainder of this “Compensation Discussion and Analysis” is divided into the following sections:

Executive Summary	Page 6
Pay-for-Performance Alignment	Page 6
CEO Compensation	Page 8
Shareholder Advisory Vote on Executive Compensation	Page 8
Compensation Philosophy and Objectives	Page 8
Compensation Process	Page 9
Compensation Components	Page 10
Base Salary	Page 11
Cash Bonuses	Page 12
Equity Incentives	Page 14
Severance and Change-in-Control Benefits	Page 19
Other Benefits	Page 20
Risk Assessment	Page 21
Deductibility of Compensation	Page 21

Executive Summary

Pay-for-Performance Alignment

The most fundamental principle of our executive compensation program is to pay our executive officers primarily based upon Company performance. Ixia’s performance for the full year of 2016 did not meet our expectations, and this shortcoming was reflected in the compensation actually delivered to our executive officers for 2016. Notable highlights for our 2016 executive compensation program include the following:

•	Total Direct Compensation to Most Named Executive Officers Decreased Significantly. In 2016, due primarily to the fact that bonuses were not paid under our 2016 Bonus Plan, the total direct compensation — i.e., base salary, bonus (if any), and grant date fair value of equity incentives — for each of our named executive officers, other than our Chief Financial Officer, decreased when compared to his or her total direct compensation for 2015. Our Chief Executive Officer’s year-over-year total direct compensation declined by over 20% in 2016.

•	Provided Below-Median Target Total Direct Compensation to Most Named Executive Officers. In 2016, the target total direct compensation — i.e., annualized base salary, target bonus opportunity, and target grant date fair value of equity incentives — for our named executive officers was on average at about the 25th percentile as compared to our peer group of companies.

•

Continued Results-Oriented Annual Cash Bonus Plan. In 2015, the Compensation Committee of our Board (the “Committee”) redesigned the Company’s annual cash bonus plan for its senior officers to implement a profit sharing model. In 2016, the Company’s 2016 Senior Officer Bonus Plan (the “2016 Bonus Plan”) reflected a similar profit sharing structure. Under the 2016 Bonus Plan, if the Company’s adjusted operating margin exceeded a certain minimum threshold (i.e., 16.5%), then a portion of the Company’s incremental profit above that threshold would be used to create and fund a cash bonus pool. Each of our named executive officers, along with certain other employees of the Company who participated in a similar but separate 2016 cash bonus plan (the “2016 Employee Plan”), were eligible to receive a share of any such bonus pool. This structure prevented any bonus payments under our senior officer and employee bonus plans from causing the Company’s consolidated operating margin to be below a pre-determined, threshold amount.

•	Challenging Objectives for Annual Cash Bonus Plan. The Committee set a financial performance objective for the 2016 Bonus Plan that was viewed as rigorous and extremely challenging to achieve, and earning a full target bonus was viewed as unlikely. The 16.5% adjusted operating margin threshold that the Company was required to achieve under the 2016 Bonus Plan in order for a bonus pool to be funded at even a minimal level was challenging. Under the 2016 Bonus Plan, if the Company had achieved its 2016 internal strategic objectives, the named executive officers would only have earned 75% of their target cash bonuses for 2016. The Committee set a high adjusted operating margin threshold for our 2016 Bonus Plan to incentivize the Company’s management to achieve considerable growth beyond the internal strategic objectives. Ixia needed an adjusted operating margin of 16.5%, which is above the 75th percentile of unadjusted peer company margin performance, before any bonuses could fund. The Committee viewed it as significantly more challenging for the Company to achieve the combinations of revenue and expense levels that would be necessary for our executive officers to achieve their target bonuses (i.e., salary multiplied by annual bonus opportunity) than it would be for the Company to merely exceed the threshold level of adjusted operating margin. The Company did not achieve the threshold financial performance required in order for bonuses to be paid under the 2016 Bonus Plan, which demonstrates both the challenging nature of the objectives established for purposes of the 2016 Bonus Plan and our properly functioning pay-for-performance program.

•	Continued Use of Long-Term, Performance-Based Equity Incentives. Approximately 50% of the aggregate grant date fair value of each named executive officer’s 2016 equity compensation was performance-based. The amount of such performance-based equity that may be earned by such officers in the future is contingent on the amount of adjusted operating income per weighted average number of shares outstanding that may be earned by the Company for 2016 and 2017 combined. The percentage of our equity awards that are performance-based is significantly higher than the average percentage of such awards at our peer group of companies. At the time of grant, the Committee set challenging performance objectives for the performance-based awards, and the Committee believed that there was a significant possibility that such objectives would not be achieved. The performance-based awards granted by the Committee in 2016 were restricted stock unit awards, and the performance period for such awards will not be completed until the end of 2017.

•	Continued Use of Stock Options for Time-Vested Portion of Equity Awards. Approximately 50% of the aggregate grant date fair value of the equity incentive awards provided by the Committee to our named executive officers in 2016 consisted of time-vested awards. For 2016 time-vested awards, the Committee chose to grant stock options, as opposed to other equity instruments such as restricted stock units. The Committee chose stock option awards because such awards ensure that compensation is only realized if the Company improves its stock price and increases shareholder value, which is consistent with our pay-for-performance philosophy. This is in stark contrast to our peer group, all but one of which grant time-based RSUs as a key component of their equity incentive programs for executive officers.

•	Appropriate and Individualized Base Salary Increases. Consistent with our philosophy of taking into account base salary levels for similarly situated officers at our peer group of companies as well as the Company’s solid financial performance in 2015, the 2016 base salary increases for our named executive officers (other than Mr. Novak) averaged 5.9%. The Committee increased Mr. Novak’s 2015 base salary by 15.9% because his previous salary was well below the median compared to the base salaries of similarly situated officers in our peer group. The Committee also believed the increase was appropriate given Mr. Novak’s rapidly growing expertise, experience, and contributions to the Company as its Chief Financial Officer.

•	No Committee Overrides of Established Performance Goals. The Committee does not modify or override financial performance goals that are established for purposes of our bonus plans and performance-based equity awards.

The pay-for-performance nature of Ixia’s 2016 executive compensation program, combined with the Company’s financial operating results for 2016, resulted in 2016 actual cash compensation amounts — i.e., base salaries and cash bonus amounts (if any) actually paid — for our named executive officers who were employed through year-end (i.e., all named executive officers other than Mr. Klaey) that fell significantly short of their 2015 cash compensation. The Company fell short of the adjusted operating margin threshold in its 2016 Bonus Plan by 0.3%. This underachievement resulted in our named executive officers not earning any cash bonuses for 2016. In addition, no discretionary bonus amounts were paid to our named executive officers for 2016, resulting in delivered cash compensation for our named executive officers that was at about the 25th percentile of peer officer amounts on average.

The Committee believes that the actual cash compensation provided to our named executive officers for 2016 is indicative of the Company’s properly functioning pay-for-performance compensation program. In contrast to 2015, in 2016 the Company significantly underachieved its financial objectives established for purposes of the 2016 Bonus Plan, and the 2016 actual cash compensation earned by our named executive officers reflected that underachievement.

Based upon the foregoing, and for the additional reasons set forth below in this “Compensation Discussion and Analysis,” the Committee believes that the Company’s executive officer compensation program continues to be well aligned with the Company’s principle of paying executive officers primarily based upon Company performance.

CEO Compensation

The 2016 total direct compensation — i.e., base salary, cash bonus amount (if any), and the grant date fair value of equity incentives — for our President and Chief Executive Officer, Bethany Mayer, was below the 25th percentile for Chief Executive Officers in our peer group, in part because bonuses were not paid under the 2016 Bonus Plan. In addition, Ms. Mayer’s 2016 total direct compensation was approximately 21% lower than her 2015 total direct compensation.

The design of Ms. Mayer’s 2016 compensation package was consistent with the Company’s pay-for-performance philosophy, with the vast majority (i.e., 72.2%) of her 2016 total direct compensation being subject to the risk of the Company’s financial performance. Although Ms. Mayer was provided a 6.2% base salary increase in 2016, the cash component of her 2016 compensation (i.e., her base salary, since bonuses for 2016 performance did not fund), accounted for only 27.8% of her 2016 total direct compensation. 38.4% of Ms. Mayer’s 2016 target total direct compensation was attributable to the grant date fair value of long-term, performance-based restricted stock units that will not become eligible for vesting unless the Company achieves a multi-year financial objective that was viewed as difficult to achieve at the time of the grant. The remaining 33.8% of Ms. Mayer’s 2016 total direct compensation was attributable to the grant date fair value of time-vested stock option awards that have no intrinsic value unless the options vest and the Company’s stock price exceeds the price as of the grant date.

Shareholder Advisory Vote on Executive Compensation

At our annual meeting of shareholders in June 2016, we held a non-binding advisory shareholder vote on the compensation paid to our named executive officers for 2015 (commonly referred to as a “say-on-pay” vote). At that meeting, a substantial majority of our shareholders (i.e., holders of approximately 97% of our shares voting on the proposal at the meeting) approved the named executive officer compensation described in our proxy statement for the 2016 annual meeting. The Committee viewed this result as an affirmation of the Committee’s approach to executive compensation and decided that it was not necessary to implement significant changes to our compensation program as a result of the shareholder advisory vote.

Based on the voting results at our 2011 annual meeting of shareholders with respect to the frequency of shareholder votes on executive compensation, the Board decided that Ixia would hold an advisory vote on the compensation program for named executive officers at each annual meeting of shareholders. Shareholder votes on the frequency of shareholder votes on executive compensation are required to be held at least once every six years.

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

The members of our Committee currently are Ms. Hamilton (Chair), and Messrs. Asscher and Fram, all of whom qualify as independent directors under Nasdaq listing standards and satisfy applicable standards of independence under federal securities and tax laws. Our Committee meets quarterly and holds additional meetings from time to time as needed to perform its duties, such as granting equity awards. As noted above, our Committee consults with its independent compensation consultant, Frederic W. Cook & Co. (“FW Cook”), and from time to time confers with any independent directors who are not on the Committee, before setting the annual compensation for our executive officers.

Ms. Mayer and Mr. Ginsberg are executive officers of the Company and also serve as members of our Board, but neither participates in discussions or decisions of our Board or of the Committee regarding the setting of his or her own compensation. Each of Ms. Mayer, as our President and Chief Executive Officer, and Mr. Ginsberg, in his role as Chairman of the Board, participated in discussions of the Committee (and, to the extent applicable, the Board), and made recommendations to the Committee (and, to the extent applicable, the Board), with respect to specific 2016 compensation for named executive officers other than themselves. However, Ms. Mayer did not make any such recommendations with respect to Mr. Ginsberg’s 2016 compensation. Mr. Williams, our Senior Vice President, Human Resources, also from time to time participates in discussions of the Committee concerning the compensation of our named executive officers. The Committee also periodically meets in executive session without Ms. Mayer, Mr. Ginsberg, Mr. Williams, or any other member of the Company’s management present.

Since November 2009, the Committee has retained FW Cook as an independent compensation consultant to render advisory services to the Committee with respect to the Company’s executive officer compensation program. Specifically, the Committee has retained FW Cook to annually conduct an independent review and assessment (including but not limited to a risk assessment) of the Company’s executive officer compensation program, to advise the Committee regarding the competitiveness of our executive officer compensation program and on the alignment of the program with our desired compensation philosophy, to provide industry and peer group compensation information for executive officers, and to advise the Committee with respect to executive compensation practices, trends, regulatory matters, and external market factors, as well as with respect to relative comparisons of peer company performance.

In 2016, FW Cook assisted the Committee in designing the performance-based compensation program for the Company’s executive officers, provided the Committee with information concerning competitive compensation levels and mix (for example, competitive data regarding the proportion of salary, bonus, time-based equity compensation, and performance-based equity compensation included in an officer’s total compensation package), assisted the Committee in evaluating and structuring compensation for each of the Company’s executive officers, and assisted the Committee in setting compensation levels for each of our executive officers.

The Committee considers and uses information gathered from a peer group of companies to determine the appropriate compensation levels for each component of our executive officers’ compensation packages. The Committee also uses peer group information to evaluate and structure our executive compensation practices and programs. Our peer group consists primarily of technology companies in the networking products and services and/or telecommunications sectors that have annual revenues similar to Ixia. In 2016, when relevant compensation information for a particular executive position was not available in our peer group data, the Committee supplemented that peer group data with information from technology company survey data. The use of peer group and survey data helps the Committee evaluate the competitive positioning of our compensation arrangements for our executive officers, assists the Committee in establishing certain compensation targets, and serves as a point of reference in structuring our executive officer compensation packages. The Committee does not target a specific pay percentile for our executive officers in comparison to peer group or survey data.

With the assistance of its compensation consultant, our Committee determines the members of our peer group of companies. For purposes of our 2016 compensation program, our peer group comprised 14 companies in the high technology industry (i.e., U.S.-based networking, software, and communications equipment companies), reflecting companies with which Ixia competes for executive talent and/or that investors would view as broadly similar to Ixia. In June 2015, our Committee selected the following companies to comprise the Company’s peer group:

Check Point Software	Harmonic	NetScout Systems
Emulex	Infinera	Palo Alto Networks
Extreme Networks	Interdigital	Qlogic
Finisar	LogMeIn	Sonus Networks
Fortinet	NETGEAR

Our Committee referenced information for this peer group in setting the 2016 base salaries, cash bonus opportunities, and equity incentive awards for our named executive officers.

Our Committee, with the assistance of its independent compensation consultant, typically reviews our peer group of companies at least annually and from time to time adds or removes members of our peer group to take into account changes in revenue, operating income, and/or market capitalization of our peer group companies and of Ixia and other relevant factors, including acquisitions of peer group companies. For example, in June 2015, the Committee reviewed the companies comprising our peer group and decided to remove Compuware, Aruba Networks, and Riverbed Technology because each such company had been acquired. The Committee also decided to remove ADTRAN and ACI Worldwide from the Company’s peer group at that time because they were not viewed as highly relevant labor market competitors. Concurrently, the Committee added Palo Alto Networks, Check Point Software, and LogMeIn to the Company’s peer group because the Committee considered each such company’s revenue size, and other relevant metrics to be in line with those of Ixia and because the Committee determined that there was similarity in the industry and executive talent pool as compared to Ixia. In June 2016, our Committee added Barracuda Networks, Gigamon, and Cavium to our peer group.

In addition to peer group information and survey data, when determining compensation for our executive officers, our Committee considers an executive officer’s individual responsibilities and performance, how those responsibilities compare to those of our other executive officers, whether, based on responsibilities and performance, there is internal relative pay equity among our executive officers, and the value of the executive officer’s existing equity incentive awards.

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

In determining base salaries (including any subsequent adjustments thereto), our Committee reviews each executive officer’s base salary and considers base salary and other compensation information that is available from our peer group. The Committee also takes into account each officer’s position, scope of responsibilities, experience, qualifications, skills, and individual contributions and performance, as well as the other components of an officer’s compensation package (e.g., bonus opportunity and equity incentives), our need to hire or retain a specific individual, internal relative pay equity, competitive conditions, our financial results and condition, and our growth in revenue and earnings.

The Committee generally positions our executive officers’ base salaries at or above the median of base salaries payable to executive officers at comparable companies according to peer group information. However, other relevant personal factors, such as past or expected future role, past performance, prior compensation at a previous employer, and/or individual experience and expertise, may cause the Committee to set a particular executive officer’s base salary higher or lower. The Committee annually reviews and adjusts, as it deems appropriate, the base salaries of our executive officers.

2016 Base Salaries. In February 2016, as part of its annual salary review, the Committee set the base salaries payable to Ms. Mayer and to Messrs. Novak, Ginsberg, Pepe, Cox, and Klaey, effective as of April 1, 2016. The table below sets forth the annual base salaries established for each of our named executive officers in 2015 and 2016, as well as the percentage by which 2015 base salaries increased in 2016.

Named Executive Officer	2015 Annual Base Salary Rate	2016 Annual Base Salary Rate	% Increase of 2016 Base Salary over 2015 Base Salary
Bethany Mayer	$650,000	$690,000	6.2%
Brent T. Novak	345,000	400,000	15.9
Errol Ginsberg	460,000	490,000	6.5
Alexander J. Pepe	360,000	380,000	5.6
Dennis J. Cox	360,000	380,000	5.6
Hans-Peter Klaey(1)	350,000	370,000	5.7

(1)	Mr. Klaey ceased to be an executive officer and employee of the Company on August 31, 2016.

For our named executive officers other than Mr. Novak, 2016 base salary increases ranged from 5.6% to 6.5% and averaged 5.9%. These increases recognized our strong financial performance in 2015, the officers’ continuing contributions to the Company and its business, and the need to increase salaries to remain competitive with the salaries offered by others in our peer group to officers in comparable positions. The salaries for our named executive were, on average, above the median compared to similarly situated officers in our peer group.

The Committee awarded to Mr. Novak, our Chief Financial Officer, a 2016 base salary increase of approximately 15.9% to address that his salary was below the median. The increase also recognized Mr. Novak’s expertise, experience, and contributions to the Company as its Chief Financial Officer.

The Committee set Mr. Klaey’s 2016 base salary at $370,000, which was only slightly above the median base salary for similarly situated officers at our peer group of companies. The Committee chose to set Mr. Klaey’s base salary at this level so that the Committee could provide Mr. Klaey with a cash bonus opportunity target that was at the 75th percentile as compared to similarly situated officers at our peer group without significantly exceeding the median target total cash compensation — i.e., annual base salary and target bonus opportunity — for such similarly situated officers. The Committee structured Mr. Klaey’s compensation this way because the Committee wished to have a large percentage of Mr. Klaey’s target total cash compensation be “at risk.” The Committee felt that having a large percentage of cash compensation “at risk” was appropriate for the manager of the Company’s worldwide sales organization.

Cash Bonuses

Overview. Our Committee believes that a significant portion of each executive officer’s annual compensation should be variable and paid in the form of a cash bonus that is directly tied to, and appropriately rewards management for, strong Company financial performance. The rationale is to promote profitable, higher margin revenue growth, which is believed to ultimately create shareholder value. Company financial performance measures such as revenue growth, operating income growth and, in 2016, adjusted operating margin, are viewed as effective measures for assessing efficient and profitable business operations that are within the control of the Company’s management team.

Each executive officer’s annual bonus opportunity for purposes of the Company’s senior officer bonus plans is expressed as a percentage of base salary that is set by the Committee and that varies among officers depending on their respective positions and responsibilities. To establish an officer’s target bonus for a fiscal year, the officer’s annual bonus opportunity is multiplied by his or her annual base salary for that year, which rate is prorated to the extent applicable.

Generally, the higher the position and level of responsibility that an executive officer has, the greater the percentage of that officer’s target total cash compensation that consists of an opportunity to earn an incentive cash bonus. For example, Ms. Mayer’s 2016 annual bonus opportunity was 100%, while the 2016 bonus opportunities for Messrs. Novak, Ginsberg, Pepe, Cox, and Klaey were 70%, 75%, 70%, 70%, and 100%, respectively. Ms. Mayer’s opportunity reflects the Committee’s view that a relatively high proportion of her target cash compensation should be at risk. Mr. Klaey’s opportunity (i.e., 100%) was higher than the 60% level that was set for our other senior vice presidents, because the Committee believes it is appropriate for a relatively greater portion of the target cash compensation to be at risk for the head of our worldwide sales organization. Most of our named executive officers’ target annual bonus opportunities were established near the median for similarly situated officers in our peer group of companies.

In 2015, the Committee redesigned our annual cash bonus programs for our executive officers and for employees who participate in our employee bonus program to implement a profit sharing model. In March 2016, the Committee approved the 2016 Bonus Plan, which was similar in design to our 2015 Senior Officer Bonus Plan (the “2015 Bonus Plan”). The 2016 Bonus Plan used the same key performance metrics (i.e., adjusted operating margin and revenue) and the same profit sharing structure as the 2015 Bonus Plan. The 2016 Bonus Plan also contemplated a bonus pool that would be shared with a 2016 employee bonus plan. However, unlike the 2015 Bonus Plan, the bonus pool for the 2016 Bonus Plan was to be partially funded if the Company’s adjusted operating margin met or fell slightly short of the target level of operating margin in the Company’s 2016 internal strategic plan. The maximum permitted amount of such partial funding was in an amount that would have resulted in the payment to each named executive officer (and each other participant in the 2016 Bonus Plan and the 2016 Employee Plan) of approximately 75% of his or her target bonus. Additional bonus pool funding was not permitted unless the Company, after paying bonuses under the 2016 Bonus Plan and the 2016 Employee Plan, had adjusted operating margin that exceeded the adjusted operating margin reflected in the Company’s 2016 internal strategic plan, which was 17.0%.

The 2016 Bonus Plan and the 2016 Employee Plan (sometimes referred to together herein as the “2016 Plans”) were designed to drive the Company’s financial performance and profitability and to align the interests of our executive officers and employees with those of our shareholders. The 2016 Plans were structured so that the payment of bonuses to our named executive officers (and our other officers and employees) would not cause the Company’s adjusted operating margin to be below a pre-determined, threshold amount. The 2016 Bonus Plan included the following provisions:

Bonus Pool. The 2016 Bonus Plan provided that as soon as reasonably practicable following the end of the Company’s 2016 fiscal year, the Company was required to determine, in accordance with the terms of the 2016 Bonus Plan and as described below, the funding (if any) for a cash bonus pool (the “Bonus Pool”) for the payment of bonuses to (i) Eligible Officers under the 2016 Bonus Plan and (ii) certain other employees of the Company who were eligible to participate in the 2016 Employee Plan. Due to the profit sharing nature of the 2016 Plans, the bonuses earned by executive officers at particular levels of adjusted operating margin and revenue were subject to variables such as the number of participants in the plans and the participants’ respective target bonuses. The 2016 Bonus Plan also provided for the Bonus Pool to be used to discharge the Company’s liability for any taxes (e.g., FICA, FUTA, and similar taxes) due and payable by the Company with respect to any bonuses paid or payable by the Company under the 2016 Plans (collectively, “Employer Taxes”).

The amount of the Bonus Pool funding (if any) was calculated based on the Company’s “adjusted margin” for 2016 (“2016 Adjusted Margin”), which was defined as the ratio (expressed as a percentage) of the Company’s “adjusted income” for its 2016 fiscal year to the Company’s consolidated revenues for its 2016 fiscal year, excluding any revenues directly resulting from acquisitions completed during 2016 (“2016 Revenue”). For purposes of the Plan, “adjusted income” meant the Company’s operating income from continuing operations, subject to certain adjustments to (i) add back amounts paid or payable from the Bonus Pool, (ii) exclude the effect of acquisitions, and (iii) exclude any equity incentive compensation expenses, restructuring charges, impairment charges, acquisition-related amortization and other M&A-related charges, costs and expenses incurred in connection with or related to litigation or investigations arising outside the Company’s ordinary course of business, costs and expenses that are unusual in nature or infrequent in occurrence, and similar charges or income.

The expectation in the Company’s 2016 internal strategic plan was that 2016 Adjusted Operating Margin would be 17.0%. For purposes of the 2016 Plans, the Committee established a threshold level of 2016 Adjusted Margin of 16.5% (the “Threshold Margin”) and a target level of 2016 Adjusted Margin of 17.0% (the “Target Margin”). The 2016 Bonus Plan provided that if 2016 Adjusted Margin did not exceed the Threshold Margin, then the Bonus Pool would not be funded. If 2016 Adjusted Margin exceeded the Threshold Margin, then the amount of the Bonus Pool would be calculated in accordance with a formula that took into account, among other factors, the extent by which 2016 Adjusted Margin exceeded the Threshold Margin and, if applicable, the Target Margin, and the amount of 2016 Revenue. If the Company exceeded the Threshold Margin, then higher levels of 2016 Adjusted Margin and/or 2016 Revenue would have generally increased the amount of the Bonus Pool funding.

Available Bonus Pool. The amount (if any) available for the payment of bonuses under the 2016 Bonus Plan (the “Available Bonus Pool”) would be equal to the amount of any Bonus Pool less (i) bonuses that had been or would be paid under the 2016 Employee Plan and (ii) Employer Taxes. The portion of any Bonus Pool allocable to the 2016 Employee Plan was to be generally proportionate to the sum of the target bonuses for all individuals eligible to receive bonuses under the 2016 Employee Plan as compared to the sum of the target bonuses for all individuals eligible to receive bonuses under the 2016 Employee Plan and all Eligible Officers eligible to receive bonuses under the 2016 Bonus Plan. The Committee also, in its sole discretion, could reduce the amount of the Available Bonus Pool before bonuses were calculated.

Bonus Calculations. If the Available Bonus Pool was funded, the Company would calculate the “Annual Bonus Opportunity” for each Eligible Officer by multiplying the salary he or she earned for 2016 by his or her “bonus percentage” as set forth in the 2016 Bonus Plan. Each Eligible Officer’s bonus would then be calculated by (i) dividing his or her Annual Bonus Opportunity by the sum of all Annual Bonus Opportunities for all Eligible Officers then entitled to receive bonuses under the 2016 Bonus Plan and (ii) multiplying that amount by the amount of the Available Bonus Pool. However, an Eligible Officer’s bonus could in no event exceed 200% of his or her Annual Bonus Opportunity.

Threshold, Target, and Maximum Bonuses for Named Executive Officers. The following table sets forth, based on certain assumptions and expectations, the threshold, target, and maximum bonuses that could have been earned by the Named Executive Officers under the 2016 Bonus Plan. In the event the Bonus Pool had been funded, the bonus amounts actually earned by each Named Executive Officer would depend on a number of factors, including, without limitation, (i) 2016 Adjusted Margin, (ii) 2016 Revenue, (iii) the amount by which the Bonus Pool is reduced for bonuses paid or payable under the 2016 Employee Plan and for Employer Taxes, (iv) the total amount of the Annual Bonus Opportunities for all Eligible Officers, (v) the actual salaries earned by the Named Executive Officers for 2016, and (vi) whether the Committee exercised its discretion to reduce the amount of any Available Bonus Pool.

Threshold, Target, and Maximum Bonuses

Named Executive Officer	Threshold Bonus(1)	Target Bonus(2)	Maximum Bonus(3)	Actual Bonus(4)
Bethany Mayer	$517,500	$690,000	$1,380,000	$0
Brent T. Novak	210,000	280,000	560,000	0
Errol Ginsberg	275,625	367,500	735,000	0
Alexander J. Pepe	199,500	266,000	532,000	0
Dennis J. Cox	199,500	266,000	532,000	0
Hans-Peter Klaey(5)	185,000	370,000	740,000	N/A

(1)	Each Named Executive Officer’s threshold bonus is equal to 75% of his or her target bonus as set forth in this table.
(2)	Each Named Executive Officer’s target bonus is equal to his or her expected Annual Bonus Opportunity, which is estimated for purposes of the above table by multiplying his or her 2016 base salary rate by his or her bonus percentage as set forth in the 2016 Bonus Plan.
(3)	Each Named Executive Officer’s maximum bonus is equal to 200% of his or her target bonus as set forth in this table.
(4)	No 2016 bonuses were earned under the 2016 Bonus Plan.
(5)	Mr. Klaey ceased to be an executive officer and employee of the Company on August 31, 2016.

Payment of Bonuses. The 2016 Bonus Plan provided for any bonuses that became payable thereunder to be paid, subject to the prior approval of the Committee, on or before March 15, 2017.

Clawback Provision; Recoupment. The 2016 Bonus Plan provided that if bonuses were paid or payable thereunder and the Company’s consolidated financial statements for 2016 were restated or the Company announced that its financial statements would be restated, in either case to reflect a less favorable financial condition or less favorable results of operations than those previously determined and/or reported, the Committee in its discretion could determine not to pay, to delay the payment of, or to reduce or recover all or a portion of any bonus payable or paid to any Eligible Officer pursuant to the 2016 Bonus Plan. The 2016 Bonus Plan also provided that any bonuses paid thereunder would be subject to recoupment in accordance with any clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by applicable law.

The Committee designed the 2016 Bonus Plan so that, assuming that on the bonus determination date (i) the ratio each officer’s target bonus to the total target bonuses for all eligible officers would be approximately the same as it was when the 2016 Bonus Plan was adopted in March 2016, and (ii) the portion of the Bonus Pool allocable to the Available Bonus Pool would be approximately the same as it was in March 2016, each officer would earn his or her target bonus if the Bonus Pool were funded in the amount of approximately $21 million.

No 2016 Bonus Plan Payouts. Our 2016 financial performance fell short of the budgeted expectations set before the start of the year in our internal strategic plan, the Bonus Pool was not funded, and under the bonus formula set forth in the 2016 Bonus Plan, our named executive officers did not earn any awards under the 2016 Bonus Plan. Specifically, as determined in accordance with the 2016 Bonus Plan, our 2016 Adjusted Operating Margin was 16.2%, which fell below the 16.5% threshold measure.

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

Our Board has delegated to our Committee the authority for administering our equity incentive plans and for granting and determining the terms of equity incentives awarded to our employees, including our named executive officers, thereunder. Under the terms of our Second Amended and Restated Ixia 2008 Equity Incentive Plan, as amended (the “2008 Plan”), our Committee has the authority to grant equity incentives in the form of stock options, restricted stock units (“RSUs), restricted stock awards, and share appreciation rights. To date, the Committee has granted only options and RSUs (including performance-based awards) under the 2008 Plan and under the Company’s predecessor equity incentive plan. For our named executive officers, the vesting of certain of their equity incentives is time-based (i.e., they vest as long as the holder remains an employee of the Company), while the extent to which other equity incentives are earned and subsequently vest is also contingent on the Company’s achievement of a financial performance goal for a multi-year performance period that begins in the year of grant. Our Committee views the award of equity incentives as an effective, valuable, and necessary incentive to attract and retain our executive officers and key employees whose services are necessary for our future success, to align their interests with the long-term interests of our shareholders by rewarding performance that enhances shareholder value, and to further motivate them to create long-term shareholder value.

Since March 2015, the Committee typically holds meetings quarterly for the award of equity incentives to executive officers and key employees, with each such meeting to occur on either (i) the third business day after our earnings announcement for the most recently concluded calendar quarter or (ii) if such third business day is not reasonably practicable for the meeting, then on another business day that is after the third business day but on or before the seventh business day following such earnings release. Annual grants to executive officers are typically made in the first quarter of each fiscal year.

An executive officer generally receives a grant of nonstatutory stock options (“NSOs”) upon first joining the Company and, thereafter, is eligible periodically (typically annually) to receive additional equity incentives, which are typically a mix of time-based NSOs and performance-based, and less often time-based, RSUs. From time to time, we also award NSOs and/or RSUs on a selective basis to executive officers in order to recognize their past and potential future individual achievements and contributions, in connection with a promotion or a significant change in job responsibilities, to address internal relative pay equity, or to further encourage retention.

In determining the size, form, and other terms of an initial or subsequent equity incentive grant to an executive officer, our Committee considers a number of factors, including without limitation, comparisons with equity incentive grant information from our peer group and other market data, the officer’s position and responsibilities, relative internal equity in compensation among our executive officers, the retention value of unearned and unvested existing equity incentive grants (if any), promotions, individual performance, salary, previous equity incentive grants (if any), length of service to the Company, the stock-based compensation expense associated with the grant, and, for initial grants to new officers, the size and nature of the equity award(s) required to successfully recruit them to join the Company. The Committee also reviews and considers the market context provided by the Committee’s external compensation consultant, FW Cook, and reviews and considers any recommendations by the Company’s Chief Executive Officer and other members of the Board, regarding the proposed grants of equity incentives to executive officers (other than grants to herself or himself, in the case of Ms. Mayer and Mr. Ginsberg) and other key employees whose contributions and skills are important to our long-term success. Finally, in making equity grants, including to our named executive officers, our Committee also references a Company-wide grant analysis that assesses, from a shareholder’s perspective, the cost to the Company of, and potential dilution resulting from, such equity awards.

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

With regard to equity incentives that are linked to Company performance, the Committee believes that the extent to which such equity incentives can be earned should be linked to the achievement of meaningful and challenging financial performance goals. In connection with the Committee’s grant of performance-based equity incentives and its determination of the target goals for purposes of such awards, the Committee considers the Company’s financial performance for the fiscal year immediately preceding the year of grant and forecasts for the fiscal year in which the grant is being made and for the following fiscal year. For example, the Company’s fiscal 2015 performance, as well as its fiscal 2016 and 2017 business plan to grow revenue and operating income, were among the principal factors considered by the Committee in the first quarter of 2016 in determining the performance goal for purposes of the performance-based RSUs that were awarded to our named executive officers in 2016.

2016 Equity Incentive Grants. During 2016, the Committee granted annual equity incentive awards to our named executive officers, consisting of a mix of (i) time-based NSOs that vest quarterly over four years, subject to an officer’s continued employment with the Company, and (ii) performance-based RSUs which may become earned subject to the Company’s achievement of certain financial goals over a multi-year period (i.e., 2016 and 2017) and, if earned, thereafter vest over two years, subject to an officer’s continued employment with the Company. Before making the annual grants, the Committee reviewed, as is its general practice, the types, numbers, and values of unearned and/or unvested equity incentives then held by each officer, information concerning the equity incentive grant practices of companies in our peer group and of various companies included in compensation surveys the Committee considered relevant, each executive officer’s job performance, responsibilities, and contributions and potential future contributions to the success of the Company, and the overall compensation package for each executive officer.

The equity incentives awarded to each of our named executive officers during 2016, and the grant date fair values thereof, were as follows:

Named Executive Officer	Number of Time-Based NSOs	Grant Date Fair Value of Time-Based NSOs	Number of Target Performance- Based RSUs(1)	Grant Date Fair Value of Target Performance- Based RSUs	Total Grant Date Fair Value of Awards
Bethany Mayer	237,500	824,589	82,400	$938,536	$1,763,125
Brent T. Novak	110,000	381,915	38,200	435,098	817,013
Errol Ginsberg	130,000	451,354	45,100	513,689	965,043
Alexander J. Pepe	85,000	295,117	29,500	336,005	631,122
Dennis J. Cox	70,000	243,037	24,300	276,777	519,814
Hans-Peter Klaey(2)	70,000	243,037	24,300	276,777	519,814

(1)	Represents the target number of RSUs that may be issued pursuant to the award. The maximum number of RSUs issuable under the award is equal to 150% of the target number of RSUs.
(2)	Mr. Klaey ceased to be an executive officer and employee of the Company on August 31, 2016.

The grant date fair values of the 2016 equity awards to our named executive officers are below the median as compared to 2016 equity awards to officers in similar positions with companies in our peer group. The Company’s equity awards are also more strongly performance-oriented as compared to the Company’s peers. For example, the Company grants more performance-based awards and options than do its peers, which, unlike the Company, typically emphasize time-based RSUs as key components of their equity compensation programs. The Committee believes that the performance-based RSUs component of the awards represents a meaningful percentage of the total equity incentives awarded to each officer.

Time-Based NSOs. The NSOs granted to our named executive officers in 2016 have exercise prices equal to the closing sales price of our Common Stock on the date of grant, which was $11.39. The NSOs only have value if our stock price increases, and any such stock price increases, as well as the retentive value of the NSOs, benefit our shareholders and align the interests of our executive officers and our shareholders. The NSOs vest on the same schedule as most of our other annual grants, which is in 16 equal quarterly installments as long as the officer remains an employee.

Performance-Based RSUs. The number of RSUs which may be earned and become eligible for vesting is based upon the extent (if any) to which the Company achieves a financial performance goal over the 2016 and 2017 fiscal years. The RSUs were granted to our executive officers primarily to incent them to assist the Company over the multi-year performance period in achieving certain levels of operating profit, to encourage their retention, and to generally align their interests with the long-term interests of our shareholders.

Specifically, the number of RSUs that will be earned by an officer will be based on the percentage degree to which the Company achieves a target level of aggregate Combined 2016-2017 Non-GAAP Operating Profit per Average Number of Shares Outstanding (defined below) for the Company’s 2016 and 2017 fiscal years, and will be determined in accordance with the table set forth below. The target level of performance is consistent with the Company’s multi-year strategic plan in place before the start of 2016. If the Company’s actual performance results fall between two of the percentages in the “Percentage of 2016-2017 Target Objective Achieved” column below, then straight-line interpolation will be used to determine the Percentage of 2016-2017 Performance-Based RSUs Earned.

Percentage of 2016-2017 Target Objective Achieved	Percentage of 2016-2017 Performance-Based RSUs Earned
80%	0%
90%	50%
100%	100%
105%	125%
110%	150%

The number of RSUs that become earned and subject to vesting will be determined by multiplying (i) the Percentage of 2016-2017 Performance-Based RSUs Earned, as determined in accordance with the table above, by (ii) the target number of shares subject to an executive officer’s award. No performance-based RSUs will be earned unless the Company achieves in excess of the threshold objective, which is equal to 80% of the target objective. If the threshold objective is exceeded, the RSUs will become earned and subject to vesting based on the extent to which the target objective has been achieved, provided the officer remains an employee through the date on which we file with the SEC our Annual Report on Form 10-K for the fiscal year ending December 31, 2017 (the “2017 Form 10-K”). For example, a named executive officer will earn 100% of his or her performance—based RSUs if the Company earns the target objective and 150% of his or her performance-based RSUs if the Company earns 110% or more of the target objective.

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

The Company’s “Combined 2016-2017 Non-GAAP Operating Profit per Average Number of Shares Outstanding” is equal to the sum of the Company’s Non-GAAP Operating Profit per Average Number of Shares Outstanding for each of 2016 and 2017.

The Committee believed when granting these awards that the Combined 2016-2017 Non-GAAP Operating Profit per Average Number of Shares outstanding is a challenging goal and is motivating to our executive officers. The Committee also believed when granting the awards that there is a significant possibility that the target objective might not be achieved. We are not currently disclosing the threshold and target objectives because the numbers are derived from our confidential internal business plan. Disclosure of our specific financial objectives for 2016-2017 at this level of detail would provide our competitors with insight into our business plans, forecasts, and strategies and would cause us competitive harm.

Within 30 days following the Company’s filing of its 2017 Form 10-K with the SEC, the Committee will (i) confirm in writing the extent to which the financial targets have been met and (ii) certify the number of performance-based RSUs, if any, that have become earned and eligible for vesting for each executive officer. To the extent that the performance-based RSUs become earned and eligible for vesting, 50% of the earned RSUs will vest on the date of the Committee’s certification. The remaining 50% of such earned RSUs will vest in eight equal quarterly installments commencing on May 15, 2017 and continuing on the 15th day of the second month of each calendar quarter thereafter, provided the officer remains an employee of the Company from the grant date through the applicable vesting date.

If the officer ceases to serve as an employee of the Company prior to the filing of the 2017 Form 10-K, then the performance-based RSUs will be forfeited except in limited circumstances relating to terminations in connection with a change-in-control of the Company. In addition, if the Company achieves less than the threshold objective for the 2016-2017 performance period, no performance-based RSUs will be earned and they will automatically be forfeited.

In the event of a change-in-control of the Company prior to the date of certification of the awards, the RSUs will become earned at target levels immediately prior to the change-in-control, but will remain subject to vesting. The awards will then vest in installments and, if the officer’s employment is terminated upon the change-in-control or thereafter under circumstances that entitle the officer to change-in-control severance benefits under the officer severance plan that we adopted in 2009 and amended and restated in February 2016 (the “2009 Officer Severance Plan,” as further defined below), the awards will be subject to accelerated vesting in accordance with the terms of such plan. See “Severance and Change-in-Control Benefits” below and also “Termination of Employment and Change-in-Control Arrangements” beginning on page 29 of this report.

The awards also provide that in the event that, prior to the date of certification, the officer is terminated prior to, but in connection with, a change-in-control and as a result thereof is entitled to change-in-control severance benefits under the 2009 Officer Severance Plan, his or her unearned RSUs will remain outstanding after the termination of employment and may thereafter become earned and eligible for vesting upon the first to occur of (i) a change-in-control, in which case the RSUs will be earned at target level, or (ii) Committee certification, in which case the RSUs will be earned based on Company performance as certified by the Committee. To the extent then earned, the RSUs would immediately vest in full. Notwithstanding the foregoing, the RSUs would be forfeited if, by the 15th day of the third calendar month following the year in which termination of employment occurs, neither a change-in-control nor Committee certification has occurred.

If any of the Company’s existing business units or any other portion of the Company’s business is required, for purposes of accounting treatment, to be treated as a discontinued operation prior to January 1, 2018, then all or some of the percentages listed in the column titled “Percentage of 2016-2017 Performance-Based RSUs Earned” in the above table may be reduced by the Committee in its sole discretion. In addition, to the extent that during any continuous 90-day period ending on or before December 31, 2017 and other than as a result of voluntary employee resignations, the Company reduced the total number of full-time employees of the Company and its subsidiaries by more than 20 persons without the approval of the Board, then all or some of the percentages listed in the column titled “Percentage of 2016-2017 Performance-Based RSUs Earned” in the above table may be reduced by the Committee in its sole discretion.

The RSUs contain a clawback provision stating that, in the event the RSUs become earned and eligible for vesting and the Company is thereafter required to restate its consolidated financial statements for the Company’s 2016 and/or 2017 fiscal years, the Committee will cause the cancellation and forfeiture of any earned RSUs that are then unvested and that the Committee determines would not have become earned had the Company’s consolidated financial statements that are the subject of such restatement(s) been correctly stated and used to measure the extent to which the Company achieved the performance objectives for purposes of the RSUs.

2015 Equity Incentive Grants Tied to the Company’s 2015-2016 Performance. In February 2015, the Committee granted to our named executive officers performance-based RSUs. The number of RSUs which could be earned and become eligible for vesting was based upon the extent (if any) to which the Company achieved a financial performance goal over the 2015 and 2016 fiscal years. The RSUs were granted to our executive officers primarily to incent them to assist the Company over the multi-year performance period in achieving certain levels of operating profit, to encourage their retention, and to generally align their interests with the long-term interests of our shareholders.

Specifically, the number of RSUs that could be earned by an officer was based on the percentage degree to which the Company achieved a target level of aggregate Combined 2015-2016 Non-GAAP Operating Profit per Average Number of Shares Outstanding and was determined in accordance with the table set forth below. For purposes of the awards, the Company’s “Combined 2015-2016 Non-GAAP Operating Profit per Average Number of Shares Outstanding” was defined as the sum of the Company’s Non-GAAP Operating Profit per Average Number of Shares Outstanding for each of 2015 and 2016, using the same definitions provided above with respect to the 2016-2017 Performance-Based RSUs.

The target level of performance established for the awards was consistent with the Company’s multi-year strategic plan in place before the start of 2015. The Committee believed when granting these awards that the goal was challenging and motivating to our executive officers. The Committee also believed that there was a significant possibility that the target objective might not be achieved. The 2015-2016 target exceeded the comparable number actually achieved by the Company had the Company determined such number for a 2014-2015 performance period.

If the Company’s actual performance results had fallen between two of the percentages in the “Percentage of 2015-2016 Target Objective Achieved” column below, then straight-line interpolation would have been used to determine the Percentage of 2015-2016 Performance-Based RSUs Earned.

Combined 2015-2016 Non-GAAP Operating Profit per Average Number of Shares Outstanding	Percentage of 2015-2016 Target Objective Achieved	Percentage of Target RSUs Earned
$1.48	90%	0%
$1.56	95%	50%
$1.64	100%	100%
$1.73	105%	125%
$1.81	110%	150%

The number of RSUs that became earned and subject to vesting was to be determined by multiplying (i) the Percentage of Target RSUs Earned, as determined in accordance with the table above, by (ii) the target number of shares subject to an executive officer’s award. If the Company achieved 110% or more of the Target Objective (i.e., $1.81 or above), then the Percentage of Target RSUs Earned would be equal to 150% in all such instances. No more than 150% of the target number of RSUs could become earned under the awards.

As certified by the Committee in March 2017, the Company’s Combined 2015-2016 Non-GAAP Operating Profit per Average Number of Shares Outstanding was $1.98, which represented the average of Non-GAAP Operating Profit for the Company’s 2015 and 2016 fiscal years of $1.04 and $0.94, respectively. The Company therefore achieved approximately 202% the target objective (i.e., $1.64), which exceeded the 110% achievement level for the awards to become earned in their maximum amounts (i.e., 150% of target amounts). Based on the extent to which the Company achieved its target objective, the numbers of 2015-2016 Performance-Based RSUs that became earned and eligible for vesting for our named executive officers are:

Named Executive Officer	Number of 2015-2016 Performance-Based RSUs Earned
Bethany Mayer	97,200
Brent T. Novak	33,300
Errol Ginsberg	63,900
Alexander J. Pepe	36,150
Dennis J. Cox	63,900
Hans-Peter Klaey(1)	N/A

(1)	Mr. Klaey ceased to be an executive officer and employee of the Company on August 31, 2016.

The RSUs that became earned and eligible for vesting vested as to 50% of the underlying shares on the date of the Committee’s certification of the extent to which the target objective had been achieved (i.e., March 6, 2017), and the remaining 50% will vest in eight equal quarterly installments commencing on May 15, 2017 and continuing on the 15th day of the second month of each calendar quarter thereafter, provided the officer remains an employee of the Company through the applicable vesting date.

The RSUs contain a clawback provision stating that if the Company is required to restate its consolidated financial statements for the Company’s 2015 and/or 2016 fiscal years, the Committee will cause the cancellation and forfeiture of any earned RSUs that are then unvested and that the Committee determines would not have become earned had the Company’s consolidated financial statements that are the subject of such restatement(s) been correctly stated and used to measure the extent to which the Company achieved the performance objectives for purposes of the RSUs.

Severance and Change-in-Control Benefits

During 2016, each of our named executive officers was eligible to receive severance and change-in-control compensation and benefits under either the officer severance plan in which he or she participated. Under our 2000 Severance Plan and our 2009 Severance Plan (each as defined below), severance compensation and benefits are provided if the named executive officer’s employment is involuntarily terminated (other than for cause) or is terminated by the officer for certain reasons and provided he or she fulfills certain conditions, including executing a separation agreement that includes a full release of certain types of claims the officer may have against the Company as well as non-disparagement and non-solicitation clauses.

Our severance plans and any alternative severance and change-in-control protections are intended to provide financial assistance to our executive officers in the event their employment terminates under qualifying circumstances. Severance benefits under our severance plans include cash compensation determined with reference to annual base pay and bonus, continuation of health benefits, and, for officers who participate in our 2009 Severance Plan, the accelerated vesting of all or a portion of their equity incentives depending on the circumstances of their termination. When Mr. Klaey joined Ixia in February 2015, his employment offer letter consisted of six months of salary continuation and, in the event of a termination relating to a change-in-control, the accelerated vesting of a portion of his equity incentive awards.

Our officer severance plans and alternative severance provisions provide important protection to our executive officers, and we believe these protections are very valuable in recruiting and retaining executive officers. We believe that the general severance protections provide appropriate severance compensation and benefits to our named executive officers if they are involuntarily terminated without cause or if they terminate their employment under certain limited circumstances (e.g., in connection with certain relocations or salary reductions). In addition, in the event that a hostile or friendly change-in-control is under consideration, we believe that such protections promote the ability of our named executive officers to act in the best interests of the Company and our shareholders without being unduly influenced by personal considerations, such as a fear of losing their jobs as a result of a change-in-control.

In September 2000, we adopted the original Ixia Officer Severance Plan. Effective January 1, 2009, we effectively created a new officer severance plan by amending and restating the original Ixia Officer Severance Plan as then in effect in the form of the “Ixia Officer Severance Plan (As Amended and Restated effective January 1, 2009).” Notwithstanding such amendment and restatement, the original Ixia Officer Severance Plan also continued to exist substantially in its then current form as a separate officer severance plan applicable to certain executive officers of the Company who, in 2009, elected not to participate in our new plan because, due to the terms of the two plans and the particular facts of their employment and compensation history, they deemed the severance compensation and benefits under the original severance plan to be superior to those provided under the new plan. The original Ixia Officer Severance Plan, as amended to date, is referred to herein as the “2000 Severance Plan.” The Ixia Officer Severance Plan (As Amended and Restated effective January 1, 2009), as amended and restated in February 2017 in the form of the “Ixia Officer Severance Plan (As Amended and Restated effective February 12, 2017),” as amended, is referred to herein as the “2009 Severance Plan.”

The 2000 Severance Plan and the 2009 Severance Plan each provide for, among other things, the calculation of cash severance benefits in accordance with the terms thereof. The 2009 Severance Plan also provides for the acceleration of the vesting of all or a portion (depending on the circumstances) of the equity incentives held by an eligible officer upon a qualifying termination of employment, including terminations in connection with a change-in-control of the Company. The performance-based RSU awards we granted to our named executive officers in 2015 and 2016 also include certain provisions relating to the extent to which, for purposes of the 2009 Severance Plan, an officer’s unearned award might become earned and eligible for vesting in connection with a change-in-control of the Company. Benefits under the 2000 Severance Plan do not include the acceleration of vesting of any equity incentive awards. Neither the 2000 Severance Plan nor the 2009 Severance Plan provide for any “single trigger” right of an eligible officer to elect severance benefits if he or she terminates his or her employment unilaterally, without good reason, in connection with a change-in-control.

During 2016, Ms. Mayer and Messrs. Novak, Pepe, and Cox participated in our 2009 Severance Plan, while Mr. Ginsberg participated in the 2000 Severance Plan. The Company from time to time provides newly hired or appointed executive officers with rights to severance compensation and benefits that are more limited than those that would be provided to such officers under the 2009 Severance Plan. The Committee thereafter from time to time typically reviews whether to replace those limited rights with the rights provided under the 2009 Severance Plan. For example, in February 2015, the Company agreed in its employment offer letter with Mr. Klaey to provide him with six months of salary continuation and, in the event of a termination relating to a change-in-control, the accelerated vesting of a portion of his equity incentive awards. In February 2016, the Committee approved, and the Board confirmed, Mr. Klaey’s designation as an eligible officer under the 2009 Severance Plan. As a condition to participating in the 2009 Severance Plan, Mr. Klaey waived the severance compensation and benefits provided to him under the terms of his employment offer letter.

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

The main objectives of our benefits program are to provide our employees with access to quality healthcare, insurance for protection from unforeseen events, and an opportunity to save for retirement. We believe that these benefits enhance employee productivity and loyalty and overall are consistent with the benefits offered by other companies with whom we compete for executive officers. In addition, we pay relocation benefits to our executive officers when appropriate. For example, we provided certain relocation benefits to Mr. Klaey in 2016 that the Company had agreed to provide to him when he joined the Company as our Senior Vice President, Global Sales in March 2015.

Although it is not our practice to provide our executive officers with significant perquisites, in recognition of Mr. Ginsberg’s status as a founder of the Company, his contributions to the success of the Company, and his long tenure with the Company, the Company paid the 2016 monthly lease payments and fuel expenses for a car that was used by Mr. Ginsberg for both business and personal use. Mr. Ginsberg served as our Chairman of the Board and Chief Innovation Officer during 2016 and continues to serve in those roles as of the date of this report.

See the “Summary Compensation Table” below for additional information regarding these benefits.

Risk Assessment

Our Committee periodically reviews our compensation policies, practices, and programs to help ensure that they do not encourage excessive risk taking by our executive officers or employees. In structuring the executive officers’ compensation program for 2016, the Committee, with the assistance of FW Cook, assessed the risks arising from the Company’s compensation program and concluded that such risks are not reasonably likely to have a material adverse effect on the Company. We believe that the Company’s 2016 compensation program did not encourage excessive risk taking by our executive officers or employees for the following reasons:

•	Our executive officer compensation program is market-driven and appropriately balanced between short-term and long-term performance goals and cash and equity compensation, with a meaningful percentage focused on long-term equity compensation.

•	Our incentive programs pay for performance against financial targets based upon profit and revenue metrics, and are set to be challenging yet achievable in order to motivate a high degree of business performance over one or two years.

•	The annual cash bonus opportunities (see Cash Bonuses above) provided under our 2016 Bonus Plan were set at competitive levels and were payable based on the Company’s achievement of certain financial performance objectives. The Committee had discretion to reduce the bonus amount payable to any individual plan participant. Ixia’s 2016 Bonus Plan also included a clawback provision under which the Committee, in its discretion, had the right not to pay and to delay the payment of, and has the right to recover all or a portion of, any bonus awarded to an officer under such plan, if the Company’s 2016 financial statements were restated.

•	The 2016 grants of long-term equity incentive compensation provided to our named executive officers consisted of a mix of time-based NSOs and performance-based RSUs. The performance-based RSUs only become eligible for vesting if the Company achieves above a pre-set multi-year financial performance target for the period comprising the Company’s 2016 and 2017 fiscal years, thus serving both a retention and a longer term performance function, and increasing the emphasis on longer term stock price growth. The time-based NSOs have exercise prices equal to the closing sales price on the date of grant and therefore only have intrinsic value if our share price increases, thus aligning our executive officers’ interests with the interests of our shareholders. The value of the performance-based RSUs also increases as our share price increases, which further aligns those interests.

•	Ixia’s long-term performance-based RSUs granted to executive officers in 2016 include a clawback provision which states that if the Company is required to restate its consolidated financial statements for its 2016 and/or 2017 fiscal years, then the Committee will cause the cancellation and forfeiture of any and all RSUs that have become earned and eligible for vesting but remain unvested and that the Committee determines would not have become earned and eligible for vesting had the Company’s consolidated financial statements that are the subject of such restatement(s) been correctly stated and used to measure the extent to which the Company achieved the performance objectives for those RSUs.

•	The Company has implemented policies, processes, internal controls, oversight, and training that are intended to prevent and detect unethical behavior and behavior involving excessive risk taking by our executive officers and employees.

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

The base salaries, cash bonuses, and incentive components (other than stock options and performance-based RSUs granted under our equity-based incentive plans) of our executive compensation program generally do not constitute qualifying performance-based compensation for purposes of Section 162(m). Our 2008 Plan allows us to grant performance-based equity compensation (for example, RSUs that vest or become eligible for vesting based on the Company’s achievement of financial performance metrics) that is intended to qualify as deductible performance-based compensation under Section 162(m). The deductibility of compensation, however, is not the sole factor considered by our Committee in establishing appropriate levels of compensation or structuring incentive programs. Accordingly, there may be circumstances from time to time where a named executive officer’s compensation may exceed the amount that is deductible under Section 162(m), and our Committee may nonetheless elect to provide the compensation in order to achieve our compensation objectives. For 2016, our compensation program was designed so that all compensation paid to our named executive officers would be deductible under Section 162(m).

Summary Compensation Table

The following table summarizes information for the years ended December 31, 2014, 2015, and 2016 about compensation earned for services performed in all capacities for Ixia and its subsidiaries in each of such years by (i) our President and Chief Executive Officer; (ii) our Chief Financial Officer; (iii) each of the Company’s three other most highly compensated executive officers serving at December 31, 2016, and (iv) our former Senior Vice President, Global Sales, whose 2016 compensation would have made him one of our three most highly compensated executive officers (other than our Chief Executive Officer and Chief Financial Officer) had he been serving at December 31, 2016. The individuals listed below are referred to in this report as the “named executive officers.”

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)
Bethany Mayer	2016	679,231	—		938,536	824,589	—	55,556		2,497,912
President and	2015	650,000	—		737,424	700,520	1,001,047	864		3,089,855
Chief Executive Officer(6)	2014	172,500	3,186,206	(7)	—	2,368,476	—	768		5,727,950

Brent T. Novak	2016	400,577	—		435,098	381,915	—	45,072		1,262,662
Chief Financial Officer	2015	355,577	—		252,636	240,178	316,307	3,364		1,168,062
	2014	303,560	50,000		182,600	367,400	—	3,268		906,828

Errol Ginsberg	2016	481,923	—		513,689	451,354	—	73,045		1,520,011
Chief Innovation Officer(8)	2015	455,961	—		484,788	460,343	491,550	17,820		1,910,462
	2014	529,481	—		—	1,114,323	—	27,975		1,671,779

Alexander J. Pepe	2016	374,615	—		336,005	295,117	—	7,251		1,012,988
Chief Operating Officer	2015	360,000	—		274,258	260,194	388,098	864		1,283,414
	2014	360,000	—		140,895	522,252	—	8,690		1,031,837

Dennis J. Cox	2016	374,615	—		276,777	243,037	—	11,472		905,901
Chief Product Officer(9)	2015	349,231	—		494,223	460,149	321,827	7,064		1,632,495

Hans-Peter Klaey	2016	279,014	—		276,777	243,037	—	279,987	(10)	1,078,815
Former Senior Vice President, Global Sales(11)	2015	269,231	—		285,360	601,672	414,635	50,971		1,621,869

(1)	Includes amounts, if any, deferred at the election of the named executive officer under our 401(k) Plan. For 2016, the amounts shown for Ms. Mayer and for Messrs. Novak, Pepe, Cox, and Klaey include the following amounts paid in lieu of paid time off under the Company’s former paid time off policy:

Named Executive Officer	Amount Paid in Lieu of 2016 Paid Time Off
Bethany Mayer	$15,462
Brent T. Novak	25,731
Alexander J. Pepe	26,038
Dennis J. Cox	38,692
Hans-Peter Klaey	24,360

(2)	Amounts shown in this column do not reflect compensation actually received by the named executive officers. The amounts shown reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the numbers of performance-based RSUs that would be earned by the named executive officers assuming achievement of target performance by the Company. Assuming achievement of the highest level of performance by the Company (i.e., 110% of target performance), the aggregate grant date fair values of the RSUs for our named executive officers would be as follows:

Named Executive Officer	Aggregate Grant Date Fair Values of Performance-Based RSUs at Maximum Levels
Bethany Mayer	$1,407,804
Brent T. Novak	652,647
Errol Ginsberg	770,534
Alexander J. Pepe	504,008

Dennis J. Cox	415,166
Hans-Peter Klaey	415,166

The grant date fair values of the RSUs are not necessarily indicative of the actual amounts that the named executive officers will realize upon any vesting of such RSUs. The grant date fair values of such awards are measured based on the closing sales price of our Common Stock on the date of grant, as reported on the Nasdaq Global Select Market.

(3)	Amounts shown in this column do not reflect compensation actually received by the named executive officers. The amounts shown reflect the aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718, and are not necessarily indicative of the compensation that the named executive officers will actually realize. The grant date fair value of each option is estimated using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of our options are set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 1, 2017.
(4)	No amounts are shown in this column for 2016, because no bonuses were paid under our 2016 Bonus Plan. Under the 2016 Bonus Plan, our named executive officers were eligible to earn cash bonuses based on, among other factors, (i) the officers’ respective annual bonus opportunities established by our Compensation Committee and expressed as a percentage of annual base salary; (ii) the extent to which the Company achieved a pre-determined threshold level of 2016 adjusted operating margin; and (iii) the amount of the Company’s 2016 revenue. See “Compensation Discussion and Analysis — Compensation Components — Cash Bonuses” above for additional information regarding our 2016 Bonus Plan.
(5)	Amounts shown in this column for 2016 for Ms. Mayer and Messrs. Novak, Ginsberg, Pepe, and Cox include (i) matching contributions that the Company made under its 401(k) Plan of $2,500 allocated to the accounts of each of Ms. Mayer and Messrs. Novak, Ginsberg, and Cox; (ii) $864 paid by the Company for term life insurance for each of Ms. Mayer and Messrs. Novak, Ginsberg, Pepe, and Cox; (iii) $11,700 for lease payments paid for a leased car provided to Mr. Ginsberg, which amount is attributed to Mr. Ginsberg’s personal use of the car; (iv) the cash value of awards to Ms. Mayer ($1,523) and Mr. Ginsberg ($1,443) under the Company’s President’s Club and employee reward programs; (v) $1,020 paid to Mr. Cox under the Company’s patent award program; and (vi) one-time mandatory cash payouts of the following amounts accrued under the Company’s former paid time off policy, which was replaced in 2017 by an unlimited time-off policy that does not provide for accruals:

Named Executive Officer	One-Time Cash Payout of Accrued Paid Time Off
Bethany Mayer	$50,669
Brent T. Novak	41,708
Errol Ginsberg	56,538
Alexander J. Pepe	6,387
Dennis J. Cox	7,088

(6)	Ms. Mayer joined the Company as President and Chief Executive Officer in September 2014.
(7)	Under the terms of Ms. Mayer’s August 2014 employment offer letter agreement with the Company, for 2014 Ms. Mayer was paid (i) a guaranteed cash bonus of $500,000 in lieu of being eligible to participate in the Company’s 2014 Senior Officer Bonus Plan and to partially replace the value of compensation she had foregone by leaving HP to join Ixia and (ii) a one-time cash bonus of $2,686,206 to replace the in-the-money value of certain unvested equity incentives that Ms. Mayer held at HP and that would have vested on or before December 31, 2014 had Ms. Mayer remained at HP. Ms. Mayer’s equity-based one-time cash bonus was subject to forfeiture on a pro rata basis if, prior to October 1, 2016, she had voluntarily terminated her employment with the Company or had been terminated by the Company for cause.
(8)	Mr. Ginsberg serves as the Company’s Chief Innovation Officer and, from October 2013 to September 2014, also served as Acting Chief Executive Officer.
(9)	Mr. Cox has served as the Company’s Chief Product Officer since June 2013, and was designated as an executive officer in that position in January 2015. The table does not include Mr. Cox’ compensation for 2014 as he was not a named executive officer for that year.
(10)	The amount shown for Mr. Klaey for 2016 includes (i) $648 paid by the Company for term life insurance for Mr. Klaey; (ii) $60,707 paid to Mr. Klaey as reimbursement for certain relocation costs; (iii) $185,000 paid or to be paid to Mr. Klaey as severance compensation under our 2009 Officer Severance Plan, of which $33,632 was paid in 2016; and (iv) $33,632 paid or to be paid by the Company for health care insurance continuation coverage provided to Mr. Klaey under our 2009 Officer Severance Plan, of which $7,474 was paid in 2016. See “Termination of Employment and Change-of-Control Arrangements — Employment Separation Agreement with Hans-Peter Klaey” below for additional information regarding Mr. Klaey’s severance compensation and benefits.
(11)	Mr. Klaey ceased to be an executive officer and employee of the Company on August 31, 2016.

Grants of Plan-Based Awards

The following table sets forth certain information concerning potential payouts under grants of awards under our cash and equity incentive plans during 2016 to our named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying Options (#)(9)	Exercise or Base Price of Option Awards ($/Sh)(10)	Grant Date Fair Value of Stock and Option Awards ($)(11)

Named Executive Officer	Grant Date	Threshold ($)(3)	Target ($)(4)	Maximum ($)(5)	Threshold (#)(6)	Target (#)(7)	Maximum (#)(8)
Bethany Mayer		517,500	690,000	1,380,000	—	—	—	—	—	—
	2/26/2016	—	—	—	—	82,400	123,600	—	—	938,536
	2/26/2016	—	—	—	—	—	—	237,500	11.39	824,589
Brent T. Novak		210,000	280,000	560,000	—	—	—	—	—	—
	2/26/2016	—	—	—	—	38,200	57,300	—	—	435,098
	2/26/2016	—	—	—	—	—	—	110,000	11.39	381,915
Errol Ginsberg		275,625	367,500	735,000	—	—	—	—	—	—
	2/26/2016	—	—	—	—	45,100	67,650	—	—	513.689
	2/26/2016	—	—	—	—	—	—	130,000	11.39	451.354
Alexander J. Pepe		199,500	266,000	532,000	—	—	—	—	—	—
	2/26/2016	—	—	—	—	29,500	44,250	—	—	336,005
	2/26/2016	—	—	—	—	—	—	85,000	11.39	295,117
Dennis J. Cox		199,500	266,000	532,000	—	—	—	—	—	—
	2/26/2016	—	—	—	—	24,300	36,450	—	—	276,777
	2/26/2016	—	—	—	—	—	—	70,000	11.39	243,037
Hans-Peter Klaey(12)		185,000	365,000	730,000	—	—	—	—	—	—
	2/26/2016	—	—	—	—	24,300	36,450	—	—	276,777
	2/26/2016	—	—	—	—	—	—	70,000	11.39	243,037

(1)	These amounts represent cash incentive bonuses that were potentially payable to the named executive officers under our 2016 Bonus Plan. Under the 2016 Bonus Plan, each named executive officer was eligible to receive an annual bonus based on a formula set forth in the 2016 Bonus Plan and on factors that included (i) his or her target bonus for 2016, which was equal to a Compensation Committee-approved percentage of his or her base salary for 2016 which is estimated for purposes of the above table by multiplying his or her 2016 base salary rate by his or her bonus percentage as set forth in the Plan; (ii) the extent, if any, to which a Company-wide bonus pool for 2016 was funded, based on Company financial performance, for the payment of bonuses under the 2016 Senior Officer Bonus Plan and under the Company’s 2016 Employee Bonus Plan (together, the “2016 Plans”); and (iii) the target bonuses of all other executive officers and employees participating in the 2016 Plans and entitled to a share of any funded bonus pool. The bonus pool would only be funded if the Company exceeded a threshold level (expressed as a percentage) of adjusted operating margin approved by the Compensation Committee and set forth in the 2016 Bonus Plan. If the Company exceeded the threshold level of adjusted operating margin, the amount of the bonus pool funding would be calculated pursuant to a formula that would take into account the extent to which the threshold was exceeded, the extent (if any) to which the a target level of adjusted operating margin was exceeded, and the amount of the Company’s 2016 revenue. Because the Company did not exceed the threshold level of adjusted operating margin, no bonuses were paid to the named executive officers under the 2016 Bonus Plan. See “Compensation Discussion and Analysis — Compensation Components — Cash Bonuses” above for additional information regarding the 2016 Bonus Plan
(2)	These awards represent performance-based RSUs granted to the named executive officers under our Second Amended and Restated Ixia 2008 Equity Incentive Plan, as amended (the “2008 Plan”). The number of RSUs, if any, that will be earned by the officer will be based on the percentage degree to which the Company achieves a target level of “Non-GAAP Operating Profit per Average Number of Shares Outstanding” for the Company’s combined 2016 and 2017 fiscal years (the “2016-2017 Operating Profit Target”). The number of RSUs that may be earned ranges from zero at the threshold level of Company financial performance (i.e., 80% of the 2016-2017 Operating Profit Target) to a maximum of 150% of the target number of RSUs if the Company achieves 110% or more of the 2016-2017 Operating Profit Target. To the extent the RSUs become earned and eligible for vesting, 50% of the earned RSUs will vest and the shares covered thereby will be issued upon the Compensation Committee’s certification of the 2016-2017 Operating Profit Target and the extent to which the RSUs have been earned, and the remaining 50% will vest and the shares covered thereby will be issued in eight equal quarterly installments, with the first of such installments vesting on June 1, 2018 and one additional installment vesting on the 1st day of the third calendar month of each of the seven calendar quarters thereafter, as long as the officer remains an employee of the Company. See “Compensation Discussion and Analysis — Compensation Components — Equity Incentives” above for additional information regarding these performance-based RSUs.

(3)	The amounts shown represent the threshold bonuses that would have become payable under the 2016 Bonus Plan if for 2016 the Company had achieved the threshold level of adjusted operating margin and an amount of revenue that resulted in the funding of the bonus pool in the amount necessary for the named executive officers to earn bonuses equal to 75% of target bonuses. Because the Company did not achieve the threshold level of adjusted operating margin, no bonuses were paid under the 2016 Bonus Plan.
(4)	The amounts shown represent the target bonuses that would have become payable under the 2016 Bonus Plan if for 2016 the Company had achieved the target level of adjusted operating margin and an amount of revenue that resulted in the funding of the bonus pool in the amount necessary for the named executive officers to earn their target bonuses. Because the Company did not achieve the threshold level of adjusted operating margin, no bonuses were paid under the 2016 Bonus Plan.
(5)	The amounts shown represent the maximum bonuses that would have become payable under the 2016 Bonus Plan if the Company had achieved levels of adjusted operating margin and an amount of revenue that resulted in the funding of the bonus pool in an amount necessary for the named executive officers to earn bonuses equal to 200% of target bonuses. Because the Company did not achieve the threshold level of adjusted operating margin, no bonuses were paid under the 2016 Bonus Plan.
(6)	No threshold numbers of RSUs are shown. If the Company achieves the threshold level of 2016-2017 Operating Profit Target (i.e., 80% of target), the officers will not earn any of the RSUs.
(7)	The amounts shown represent the target number of performance-based RSUs that will become earned and eligible for vesting if the Company achieves 100% of the 2016-2017 Operating Profit Target.
(8)	The amounts shown represent the maximum number of performance-based RSUs (i.e., 150% of the target number of RSUs) that will become earned and eligible for vesting if the Company achieves 150% or more of the 2016-2017 Operating Profit Target.
(9)	These options were granted under the 2008 Plan. The options vest in 16 equal quarterly installments, with the first of such installments vesting on June 30, 2016 and one additional installment vesting on the last day of each of the 15 calendar quarters thereafter, as long as the named executive officer remains an employee of the Company. The options have a maximum term of seven years.
(10)	The exercise price of the options is equal to the closing sales price of the Company’s Common Stock on the date of grant, as reported on the Nasdaq Global Select Market.
(11)	Stock awards and option awards are shown at their aggregate grant fair value computed in accordance with FASB ASC Topic 718, and such amounts are not necessarily indicative of the compensation actually received or realized upon the vesting or exercise of such awards. The grant date fair value of each award of performance-based RSUs is measured based on the closing sales price of our Common Stock on the date of grant, as reported on the Nasdaq Global Select Market and is computed based on the assumption that the officers will earn target level awards. The grant date fair value of each option is estimated using the Black-Scholes option pricing model. Assumptions used to calculate the fair value of our options are set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 1, 2017.
(12)	Mr. Klaey ceased to be an executive officer and employee of the Company on August 31, 2016.

Outstanding Equity Awards at 2016 Fiscal Year-End

	Option Awards(1)							Stock Awards(2)
Named Executive Officer	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Award: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Bethany Mayer	10/02/14	393,750	(4)	306,250	(4)	9.13	10/2/2021	02/27/2015				64,800	(5)	1,043,280
	02/27/15	76,561		98,439		11.38	2/27/2022	02/26/2016				82,400	(6)	1,326,640
	02/26/16	44.530		192,970		11.39	02/26/2023

Brent T. Novak	11/10/14	56,250		43,750		10.17	11/10/2021	10/10/2013	1,750		28,175
	02/27/15	26,250		33,750		11.38	2/27/2022	10/02/2014	6,964	(7)
	02/26/16	20,625		89,375		11.39	02/26/2023	02/27/2015				22,200	(5)	357,420
								02/26/2016				38,200	(6)	615,020

Errol Ginsberg	02/08/11	69,000		—		18.09	2/8/2018	02/07/2013	257		4,138
	02/08/11	85,000		—		18.09	2/8/2018	02/27/2015				42,600	(5)	685,860
	03/16/12	75,000		—		12.66	3/16/2019	02/26/2016				45,100	(6)	726,110
	03/16/12	50,000		—		12.66	3/16/2019
	12/13/12	50,000		—		15.47	12/13/2019
	02/07/13	11,718		782		20.94	2/7/2020
	11/05/13	12,000		—		13.46	11/5/2020
	10/02/14	226,875	(8)	103,125	(8)	9.13	10/2/2021
	02/27/15	50,311		64,689		11.38	2/27/2022
	02/26/16	24,375		105,625		11.39	02/26/2023

Alexander J. Pepe	07/01/12	100,000		—		12.02
	12/13/12	24,000		—		15.47
	11/05/13	5,500		—		13.46
	10/02/14	85,937		39,063		9.13
	12/03/14	26,387		—		10.35	12/03/2021	02/27/2015				24,100	(5)	388,010
	02/27/15	28,436		36,564		11.38	02/27/2022	02/26/2016				29,500	(6)	474,950
	02/26/16	15,936		69,064		11.39	02/26/2023

Dennis J. Cox	10/04/12	125,000		—		17.17	10/4/2019	02/07/2013	175		2,818
	12/13/12	24,000		—		15.47	12/13/2019	02/27/2015				24,100	(5)	388,010
	02/07/13	7,968		532		20.94	2/7/2020	05/08/2015				18,500	(5)	297,850
	10/02/14	68,750	(8)	31,250	(8)	9.13	10/2/2021	02/26/2016				24,300	(6)	391,230
	02/27/15	28,436		36,564		11.38	2/27/2022
	05/08/15	18,750		31,250		11.89	5/8/2022
	02/26/16	13,125		56,875		11.39	02/26/2023

(1)	Stock options were granted under our 2008 Plan and, unless otherwise indicated in the footnotes to this table, vest and become exercisable in 16 substantially equal quarterly installments over approximately four years following the date of grant, with the first of such installments vesting on the last day of the first full calendar quarter following the calendar quarter in which the grant is made. The vesting of stock options is subject to the named executive officer remaining an employee of the Company through the applicable vesting date. For information regarding the potential acceleration of the vesting of the awards reported in this table, see “Termination of Employment and Change-in-Control Arrangements” beginning on page 29 of this report.
(2)	RSUs were granted under our 2008 Plan and, unless otherwise indicated in the footnotes to this table, vest in 16 substantially equal quarterly installments over approximately four years following the date of grant, with the first of such installments typically vesting on the 15th day of the second month of the first full calendar quarter following the calendar quarter in which the grant is made. The vesting of RSUs is subject to the named executive officer remaining an employee of the Company through the applicable vesting date. The shares covered by RSUs are issued upon vesting of the RSUs.
(3)	Market value of RSUs is based on the closing sales price of a share of Ixia Common Stock on December 30, 2016, as reported on the Nasdaq Global Select Market (i.e., $16.10).
(4)	These options vested and became exercisable as to 175,000 shares on September 16, 2016 and vest and become exercisable as to the remaining 525,000 shares in 12 equal quarterly installments, with the first of such installments vesting on December 31, 2016 and one additional installment vesting on the last day of each of the 11 calendar quarters thereafter.

(5)	These RSUs were granted in 2015 as performance-based RSUs and could become earned and eligible for vesting based on the extent (if any) to which the Company achieved a Compensation Committee-approved pre-set target level of Non-GAAP Operating Profit Per Average Number of Shares Outstanding (“Operating Profit per Share”) for the Company’s combined 2015 and 2016 fiscal years. To the extent the RSUs became earned and eligible for vesting, 50% of the earned RSUs would vest on the date on which the Compensation Committee certified the Operating Profit per Share for the Company’s combined 2015 and 2016 fiscal years and determined the number of RSUs that have become earned, and the remaining 50% of the RSUs will vest in eight equal quarterly installments, with the first of such installments vesting on May 15, 2017 and one additional installment vesting on the 15th day of the second calendar month of each of the seven calendar quarters thereafter, as long as the officer remains an employee of the Company. The numbers of shares shown assume that the Company achieved the target level of Operating Profit established for purposes of these awards.
(6)	These RSUs were granted in 2016 as performance-based RSUs and may become earned and eligible for vesting based on the extent (if any) to which the Company achieves a Compensation Committee-approved pre-set target level of Operating Profit per Share for the Company’s combined 2016 and 2017 fiscal years. To the extent the RSUs become earned and eligible for vesting, 50% of the earned RSUs will vest on the date on which the Compensation Committee certifies the Operating Profit per Share for the Company’s combined 2016 and 2017 fiscal years and determines the number of RSUs that have become earned, and the remaining 50% of the RSUs will vest in eight equal quarterly installments, with the first of such installments vesting on June 1, 2018 and one additional installment vesting on the 1st day of the third calendar month of each of the seven calendar quarters thereafter. The numbers of shares shown assume that the Company achieves the target level of Operating Profit established for purposes of these awards.
(7)	These RSUs vested as to 3,750 shares on November 15, 2014 and vest as to the remaining 16,250 shares in 13 equal quarterly installments, with the first of such installments vesting on February 15, 2016 and one additional installment vesting on the 15th day of the second month of each of the 12 calendar quarters thereafter.
(8)	These options vested and became exercisable immediately as to 12.5% of the shares covered thereby and vest and become exercisable as to the remaining 87.5% of the shares in 14 equal quarterly installments, with the first of such installments vesting on December 31, 2014 and one additional installment vesting on the last day of each of the 13 calendar quarters thereafter.

Option Exercises and Stock Vested

The following table sets forth certain information concerning stock option exercises and the vesting of RSUs during 2016 for our named executive officers.

	Option Awards(1)		Stock Awards(1)
Named Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Bethany Mayer	—	—	—	—
Brent T. Novak	—	—	8,393	93,270
Errol Ginsberg	167,500	1,140,506	7,805	81,386
Alexander J. Pepe	—	—	2,000	22,225
Dennis J. Cox	—	—	2,700	30,004
Hans-Peter Klaey(4)	—	—	—	—

(1)	All information provided in this table relates to stock options and RSUs awarded under our 2008 Plan.
(2)	The value realized equals the difference between the closing sales price of Ixia Common Stock on the exercise date, as reported on Nasdaq Global Select Market, and the option exercise price, multiplied by the number of shares for which the option was exercised.
(3)	The value realized equals the closing sales price of Ixia Common Stock on the vesting date, as reported on the Nasdaq Global Select Market, multiplied by the number of shares as to which the RSUs vested.
(4)	Mr. Klaey ceased to be an executive officer and employee of the Company on August 31, 2016.

Pension Benefits/Nonqualified Deferred Compensation Plans

Ixia’s named executive officers did not receive any benefits in 2016 from Ixia under deferred pension or deferred contribution plans other than benefits under Ixia’s 401(k) Plan described in Footnotes 1 and 5 to the Summary Compensation Table above. Ixia does not maintain a nonqualified deferred contribution or other deferred compensation plan for its executive officers.

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

Effective January 1, 2009, the Company in effect created a second officer severance plan by amending and restating the original Ixia Officer Severance Plan as then in effect in the form of the “Ixia Officer Severance Plan (As Amended and Restated effective January 1, 2009),” while also retaining the original Ixia Officer Severance Plan. We adopted the new plan principally to provide severance benefits that were deemed to be more competitive with the benefits offered by certain of our then peer group companies and to reflect trends and developments in severance and change-in-control benefits and practices. As compared to the original Ixia Officer Severance Plan, the new plan provided for, among other things, changes to the calculation of severance benefits and the addition of provisions for the acceleration of the vesting of all or a portion (depending on the circumstances) of the equity incentives held by an eligible officer upon a qualifying termination of employment. Each executive officer who participated in the original Ixia Officer Severance Plan was afforded an opportunity to irrevocably elect whether to remain a participant in that plan or to become a participant in the new plan. The original Ixia Officer Severance Plan, as amended to date, is referred to herein as the “2000 Severance Plan.” The Ixia Officer Severance Plan (As Amended and Restated effective January 1, 2009), as amended and restated in February 2017 in the form of the “Ixia Officer Severance Plan (As Amended and Restated effective February 12, 2017),” is referred to herein as the “2009 Severance Plan.”

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

Klaey Offer Letter Agreement. Prior to the Committee’s February 2016 designation of Mr. Klaey as an eligible officer for purposes of the 2009 Severance Plan, Mr. Klaey, who joined us as an executive officer in March 2015, was under certain circumstances entitled to receive general and change-in-control severance compensation and benefits pursuant to the terms of his employment offer letter agreement with the Company dated February 19, 2015.

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

2009 Severance Plan. Ms. Mayer and Messrs. Novak, Cox, and Pepe have been designated as eligible officers for purposes of the 2009 Severance Plan. Prior to the termination of Mr. Klaey’s employment in August 2016, he was also an eligible officer under the 2009 Severance Plan. Under the 2009 Severance Plan, the amount of general severance cash compensation that an eligible officer is entitled to receive is calculated based on a formula that takes into account (i) the officer’s most recent annual compensation, (ii) the length of the officer’s employment as an eligible officer, and (iii) the officer’s position. The 2009 Severance Plan defines “annual compensation” as the officer’s current annual base salary rate plus the average annual bonus earned by the eligible officer in his or her capacity as such over the prior three-year period. An individual serving as the Company’s Chief Executive Officer who has been designated as an eligible officer under the 2009 Severance Plan is eligible to receive general severance cash compensation equal to 100% of annual compensation if he or she has been employed by the Company as an eligible officer for less than one year prior to termination or 200% of such compensation if he or she has been employed by the Company as an eligible officer for one or more years prior to termination. Other eligible officers are eligible to receive general severance cash compensation equal to 50% of annual compensation if they have been employed by the Company as eligible officers for less than one year prior to termination or 100% of annual compensation if they have been employed by the Company as eligible officers for one or more years prior to termination.

Under the 2009 Severance Plan, if an eligible officer is entitled to receive general severance compensation and benefits, then upon termination of employment the vesting of his or her equity incentive awards that are subject to vesting (other than rights granted under the Company’s Employee Stock Purchase Plan) will generally accelerate for awards scheduled to vest within 12 months following the termination of employment and, in the case of exercisable securities such as stock options, will remain exercisable for the longer of (i) the period specified in the applicable equity award agreement or (ii) 90 days following the termination of the officer’s employment with the Company. Under the 2009 Severance Plan and the terms of the award agreements evidencing the unearned performance-based RSUs that are currently held by Ms. Mayer and by Messrs. Novak, Pepe, and Cox, if upon any termination of employment the officer is entitled to receive general severance compensation and benefits under the 2009 Severance Plan, the awards will not be subject to accelerated vesting if they are outstanding but unearned at the time of such termination.

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

Under the 2009 Severance Plan, if an eligible officer is entitled to receive change-in-control severance compensation as a result of a termination by the Company or an acquiror without cause (but not in the event of the officer’s election to terminate employment for good reason), then upon termination of employment his or her equity incentive awards that are then subject to vesting (other than rights granted under the Company’s Employee Stock Purchase Plan and rights granted after the effective date of the change-in-control) will generally vest to the extent then unvested and, in the case of exercisable securities such as stock options, will remain exercisable for the longer of (a) the period specified in the applicable equity award agreement or (b) one year following the termination of the officer’s employment. For purposes of the acceleration provisions of the 2009 Severance Plan, whether a performance-based equity award is earned and subject to vesting is determined in accordance with the terms of the award. The multi-year performance-based RSUs awarded to our named executive officers in 2016 and 2017 provide that immediately prior to any change-in-control, outstanding unearned awards held by an officer participating in the 2009 Severance Plan will be deemed earned at target levels and will be subject to accelerated vesting in the event the officer’s employment terminates and he or she becomes entitled to change-in-control severance benefits under the 2009 Severance Plan. In the event an officer is terminated prior to but as a result of a change-in-control, outstanding unearned awards may also become earned and subject to vesting and acceleration under certain circumstances. See “Compensation Discussion and Analysis — Compensation Components — Equity Incentives” for additional information regarding such acceleration.

Potential Amounts Payable under our Severance Plans

Table 1 below sets forth the general severance compensation and benefits to which each named executive officer would have been entitled had his or her employment terminated as of December 31, 2016 under circumstances entitling him or her to severance compensation and benefits in a “non-change-in-control” termination. Table 2 below sets forth the potential severance cash compensation and benefits to which each such named executive officer would have been entitled had his or her employment been terminated as of December 31, 2016 upon or within two years after a change—in-control under circumstances entitling him or her to severance compensation and benefits.

Table 1

Severance Compensation in a Non-Change-in-Control Termination

Named Executive Officer(1)	Severance Cash Compensation ($)	Market Value of Unexercisable Options that Vest ($)(2)		Market Value of Restricted Stock Units that Vest ($)(3)		Health Benefits ($)(4)	Total Non- Change-in-Control Compensation ($)
Bethany Mayer	3,382,094	1,705,911		—		32,692	5,120,697
Brent T. Novak	716,307	348,575		28,175		32,692	1,125,749
Errol Ginsberg	2,944,650	N/A	(5)	N/A	(5)	32,692	2,977,342
Alexander J. Pepe	574,049	394,605		—		32,692	1,001,346
Dennis J. Cox	701,827	386,005		2,818		33,632	1,124,282
Hans-Peter Klaey(6)	—	—		—		—	—

Table 2

Severance Compensation in a Change-in-Control Termination

Named Executive Officer(1)	Severance Cash Compensation ($)	Market Value of Unexercisable Options that Vest ($)(2)		Market Value of Restricted Stock Units that Vest ($)(3)		Health Benefits ($)(4)	Total Change-in-Control Compensation ($)
Bethany Mayer	2,760,000	3,508,083		2,369,920		32,692	8,670,695
Brent T. Novak	850,000	839,694		1,112,735		32,692	2,835,121
Errol Ginsberg	2,944,650	N/A	(5)	N/A	(5)	32,692	2,977,342
Alexander J. Pepe	807,500	770,143		862,960		32,692	2,473,295
Dennis J. Cox	807,500	789,838		1,079,908		33,632	2,710,878
Hans-Peter Klaey(6)	—	—		—		—	—

(1)	At December 31, 2016, Ms. Mayer and Messrs. Novak, Pepe, and Cox participated in the 2009 Severance Plan, and Mr. Ginsberg participated in the 2000 Severance Plan. As of December 31, 2016, Mr. Klaey was no longer an executive officer or employee of the Company.
(2)	Represents the market value upon acceleration of stock options held as of December 31, 2016. The market value of the options equals the difference between the closing sales price of a share of Ixia Common Stock on December 30, 2016, as reported on the Nasdaq Global Select Market (i.e., $16.10), and the option exercise price, multiplied by the number of options for which vesting would be accelerated.
(3)	Represents the market value upon acceleration of RSUs held as of December 31, 2016. The market value of RSUs is based on the closing sales price of a share of Ixia Common Stock on December 30, 2016, as reported on the Nasdaq Global Select Market (i.e., $16.10), multiplied by the number of RSUs for which vesting would be accelerated. RSU awards subject to performance-based vesting conditions as of December 31, 2016 are reflected at target levels in accordance with the terms of the awards.
(4)	Represents the cost of health care continuation insurance for 18 months.
(5)	As a participant in the 2000 Severance Plan, Mr. Ginsberg is not entitled to acceleration of his equity incentives in connection with the termination of his employment for any reason.
(6)	Mr. Klaey ceased to be an executive officer and employee of the Company on August 31, 2016.

Under Section 280G of the Internal Revenue Code (the “Code”), an employer will lose a deduction for tax purposes with respect to an “excess parachute payment” payable upon a change in the employer’s control or ownership, and a 20% excise tax will be imposed on the recipient of an excess parachute payment. A parachute payment is generally defined as any payment in the nature of compensation paid to an employee or independent contractor who is an officer, shareholder, or highly compensated individual which is contingent on a change-in-control or ownership, provided that the aggregate value of all such payments is at least three times the recipient’s base amount (i.e., the recipient’s average taxable compensation for the five years prior to the year in which the change-in-control occurs). An excess parachute payment is generally defined as an amount equal to the excess of any parachute payment over the portion of the base amount allocated to such payment. Each of the Company’s 2000 Severance Plan and 2009 Severance Plan, contains a “280G best net after-tax” provision. Under that provision, if, in connection with a change in control of the Company an eligible officer becomes entitled to receive severance compensation and benefits and the amount of such severance compensation and benefits would require that the officer pay an excise tax under Sections 280G and 4999 of the Code, the officer will receive either (1) the full severance compensation and benefits to which he or she is entitled under the applicable severance plan, subject to his or her payment of the excise tax, or (2) if greater, the full amount of such severance compensation and benefits as reduced by the minimum amount necessary to ensure that the excise tax will not apply. Such a reduction is sometimes referred to as a “280G cutback.”

Employment Separation Agreement with Hans-Peter Klaey

In connection with the termination in August 2016 of the employment of Hans-Peter Klaey, the Company’s former Senior Vice President, Global Sales, the Company and Mr. Klaey entered into an employment separation agreement under the 2009 Severance Plan. Pursuant to that agreement, the Company agreed to:

•	pay Mr. Klaey the cash sum of $185,000 in 12 substantially equal monthly installments commencing in October 2016;

•	provide him with continued health care insurance coverage for 18 months; and

•	accelerate the vesting of 45,000 nonstatutory stock options.

All of such compensation and benefits were provided in accordance with the terms of the 2009 Severance Plan. The Company’s total cost for maintaining Mr. Klaey’s health insurance coverage for 18 months is approximately $33,632. The value of the accelerated vesting of the nonstatutory stock options held by Mr. Klaey on his termination date was $2,450 (based on the difference between the closing sales price of a share of Ixia Common Stock on the date of termination and the option exercise price, multiplied by the number of options for which vesting was accelerated).

Compensation Committee Interlocks and Insider Participation

During 2016, the Compensation Committee consisted of Ms. Hamilton (Chair) and Messrs. Asscher and Fram, all of whom were, during 2016, and continue to be non-employee directors of the Company. No member of the Compensation Committee was at any time during 2016 or at any other time an officer or employee of the Company or any of its subsidiaries. No member of the Compensation Committee had any relationship with the Company during 2016 requiring disclosure under Item 404 of Regulation S-K. None of the Company’s executive officers serves, or in 2016 served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on Ixia’s Board or Compensation Committee.

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

The Compensation Committee has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis for 2016 as set forth in this report. Based on such review and discussion, the Compensation Committee recommended to the Board, and the Board has approved, the inclusion of the Compensation Discussion and Analysis in this report.

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

Equity Compensation Plan Information

We currently maintain equity compensation plans that provide for the issuance of our Common Stock to our officers, employees, and directors upon the vesting and exercise of stock options and upon the vesting of restricted stock units. These plans are our:

•	Second Amended and Restated Ixia 2008 Equity Incentive Plan, as amended (the “2008 Plan”); and

•	2010 Employee Stock Purchase Plan, as amended (the “2010 ESPP”).

Both of these plans have been approved by our shareholders.

The following table summarizes information about outstanding stock options, restricted stock units, and shares reserved for future issuance as of December 31, 2016 under the Company’s equity incentive plans identified above:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2008 Plan	7,639,400	(2)	$12.00	10,121,911
2010 ESPP	—		—	965,027	(3)
Equity compensation plans not approved by shareholders:	—		—	—

Total	7,639,400		$12.00	11,086,938

(1)	The weighted-average exercise price of outstanding options does not take into account outstanding RSUs since they do not have an exercise price.
(2)	Represents 2,159,340 shares of Ixia Common Stock issuable upon the exercise of outstanding stock options and 5,480,060 shares of Ixia Common Stock issuable upon the vesting of outstanding RSUs (including 545,400 shares underlying outstanding unearned performance-based RSUs assuming they would be earned at target levels).
(3)	On May 1st of each year, the number of shares authorized and reserved for issuance under the 2010 ESPP automatically increases by the lesser of (i) 500,000 shares; (ii) a number of shares equal to 1.0% of the Company’s outstanding shares on the last day of our prior fiscal year; or (iii) an amount determined by the Board. On May 1, 2016, the number of shares authorized and reserved for issuance under the 2010 ESPP was increased by 500,000 shares.

Common Stock Ownership of Principal Shareholders and Management

The following table summarizes information regarding beneficial ownership of our Common Stock as of March 10, 2017 by: (a) each person who is known to own beneficially more than 5% of the outstanding shares of our Common Stock, (b) each of our directors, (c) each of our executive officers (and one former executive officer) named in the Summary Compensation Table below, and (d) all of our current executive officers and directors as a group. Unless otherwise indicated below, each beneficial owner named in the table may be reached c/o Ixia, 26601 West Agoura Road, Calabasas, California 91302.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percent of Class
Laurent Asscher	13,240,277	(2) (3)	15.9%

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	8,414,823	(4)	10.1%

Errol Ginsberg	5,611,459	(3) (5)	6.7%

The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	5,946,103	(6)	7.2%

T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	5,063,087	(7)	6.1%

Bethany Mayer	615,308	(8)	*

Alexander J. Pepe	387,927	(9)	*

Dennis J. Cox	357,927	(10)	*

Brent T. Novak	187,110	(11)	*

Jonathan Fram	132,610	(12)	*

Gail Hamilton	122,610	(13)	*

Ilan Daskal	39,962	(14)	*

Hans-Peter Klaey	(15)		*

Executive officers and directors as a group (14 persons)	21,276,343	(16)	24.8%

*	Less than one percent.
(1)	Such persons have sole voting and investment power with respect to all shares of Ixia common stock shown as being beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.
(2)

Includes (i) 60,027 shares owned directly by Mr. Asscher, (ii) 72,250 shares subject to options held by Mr. Asscher which are exercisable or become exercisable within 60 days after March 10, 2017, and (iii) 13,108,000 shares owned directly by Katelia Capital Group Ltd. (“Katelia Capital”). Information regarding the beneficial ownership of Katelia Capital is based on an Amendment No. 2 to Schedule 13D filed with the SEC on February 2, 2017, wherein Katelia Capital Group Ltd., as the record owner of the shares, The Katelia Trust, as the beneficial owner of Katelia Capital, Butterfield Trust (Switzerland) Limited, as trustees of The Katelia Trust, and Mr. Asscher, as an advisor to Katelia Capital, reported that, as of January 29, 2017, they shared voting and dispositive power as to 13,108,000 shares, and that Katelia Capital has pledged 2,000,000 of such shares to a financial institution as security for a credit facility provided by such financial institution to Katelia Capital. The address of Katelia Capital is c/o Butterfield Trust (Switzerland) Limited, 1206 Geneva, Switzerland.
(3)	Such beneficially owned shares of Ixia common stock are subject to a voting agreement among the beneficial owners of such shares, Keysight Technologies, Inc., and Ixia. Pursuant to such agreement, Keysight may cause such beneficially owned shares to be voted in favor of approval of the Agreement and Plan of Merger dated as of January 30, 2017 between the Company and Keysight Technologies, Inc., and by a joinder dated February 2, 2017, Keysight Acquisition, Inc.
(4)	Based on an Amendment No. 5 to Schedule 13G filed with the SEC on February 9, 2017, wherein BlackRock, Inc., on behalf of itself and its affiliated companies, reported that, as of January 31, 2017, it had sole dispositive power as to 8,414,823 shares and sole voting power as to 8,283,640 of such shares.
(5)	Includes 4,888,510 shares held by the Errol Ginsberg and Annette R. Michelson Family Trust, of which Mr. Ginsberg and Annette R. Michelson (Mr. Ginsberg’s spouse) are trustees and as to which shares they share voting and investment power. Also includes 690,999 shares subject to options held by Mr. Ginsberg which are exercisable or become exercisable within 60 days after March 10, 2017.
(6)	Based on an Amendment No. 2 to Schedule 13G filed with the SEC on February 10, 2017, wherein The Vanguard Group, on behalf of itself and its affiliated companies, reported that, as of December 31, 2016, it had sole dispositive power as to 5,870,138 of such shares, shared dispositive power as to 75,965 of such shares, sole voting power as to 75,665 of such shares, and shared voting power as to 3,200 of such shares.
(7)	Based on an Amendment No. 2 to Schedule 13G filed with the SEC on February 7, 2017, wherein T. Rowe Price Associates, Inc. reported that, as of December 31, 2016, it had sole dispositive power as to all of such shares and sole voting power as to 1,229,617 of such shares.
(8)	Includes 584,373 shares subject to options held by Ms. Mayer which are exercisable or become exercisable within 60 days after March 10, 2017.
(9)	Includes 303.384 shares subject to options held by Mr. Pepe which are exercisable or become exercisable within 60 days after March 10, 2017.
(10)	Includes 304,374 shares subject to options held by Mr. Cox which are exercisable or become exercisable within 60 days after March 10, 2017.
(11)	Includes 120,000 shares subject to options held by Mr. Novak which are exercisable or become exercisable within 60 days after March 10, 2017.
(12)	Includes 72,250 shares subject to options held by Mr. Fram which are exercisable or become exercisable within 60 days after March 10, 2017.
(13)	Includes 64,750 shares subject to options held by Ms. Hamilton which are exercisable or become exercisable within 60 days after March 10, 2017.
(14)	Includes 26,250 shares subject to options held by Mr. Daskal which are exercisable or become exercisable within 60 days after March 10, 2017.
(15)	Mr. Klaey ceased to be an executive officer and employee of the Company on August 31, 2016.
(16)	Includes 2,683,951 shares subject to options which are exercisable or become exercisable within 60 days after March 10, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

There were no transactions since the beginning of 2016, and there is no currently proposed transaction, in which Ixia was or is to be a participant in which any related person had or will have a material interest.

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

Fees Paid to Independent Registered Public Accounting Firms

The following table sets forth by fee category the aggregate fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the fiscal years ended December 31, 2016 and December 31, 2015.

Fee Category	2016	2015
Audit Fees	$3,051,000	$3,043,039
Audit-Related Fees	12,500	11,918
Tax Fees	209,881	166,334
All Other Fees	2,000	2,000

Total Fees	$3,275,381	3,223,291

Audit Fees consist of fees for professional services rendered for the audit of the Company’s annual consolidated financial statements, the review of the Company’s financial statements included in its quarterly reports on Form 10-Q, and the audit of the Company’s internal control over financial reporting as required under Section 404 of the Sarbanes—Oxley Act of 2002. These fees also include fees for services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees for professional services that are reasonably related to the audit or review of the Company’s consolidated financial statements but are not reported under “Audit Fees.” In 2016 and 2015, these fees related to services rendered in connection with registration statements filed with the SEC.

Tax Fees consist of fees for professional services rendered for state, federal, and international tax compliance, tax advice, and tax planning. In 2016 and 2015, these fees were incurred primarily for state, federal, and international tax advisory and compliance services.

All Other Fees consist of fees for services other than the services reported above. In 2016 and 2015, these fees consisted of fees for accounting research literature.

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

The Audit Committee has periodically reviewed the audit and non-audit services performed for the Company by Deloitte & Touche, and the Audit Committee has considered whether the provision by Deloitte & Touche of non-audit services to the Company was compatible with maintaining the independence of Deloitte & Touche.

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

Dated: April 17, 2017	IXIA

/s/ Bethany Mayer
Bethany Mayer
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.3	Certification of Chief Executive Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer of Ixia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002